Form 10-Q
period 1996-03-31
REINSURANCE GROUP OF AMERICA INC
filed 1996-05-13
CIK 898174

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR
/ /
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                            -----------------------

                        COMMISSION FILE NUMBER 1-11848

                  REINSURANCE GROUP OF AMERICA, INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MISSOURI                                  43-1627032
  (STATE OR OTHER JURISDICTION                      (IRS EMPLOYER
OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

                         660 MASON RIDGE CENTER DRIVE
                          ST. LOUIS, MISSOURI  63141
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (314) 453-7439
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            -----------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                  YES   X         NO
                                                      -----          -----

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 1996:  16,824,396
SHARES

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                              TABLE OF CONTENTS


Item                                                                 Page
- ----                                                                 ----


                        PART I - FINANCIAL INFORMATION
                        ------------------------------

1     Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 1996 and December 31, 1995                            3

      Condensed Consolidated Statements
      of Income (Unaudited)
      Three months ended March 31, 1996 and 1995                      4

      Condensed Consolidated Statements
      of Cash Flows (Unaudited)
      Three months ended March 31, 1996 and 1995                      5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                          6

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  7-11


                        PART II - OTHER INFORMATION
                        ---------------------------


1     Legal Proceedings                                              12

6     Exhibits and Reports on Form 8-K                               12

      Signatures                                                     13



                                REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)


                                                                                March 31,                   December 31,
                                                                                  1996                         1995
                                                                             ------------                 -------------
                                                                                       (Dollars in thousands)
      Assets
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $1,135,660 and
      $834,314 at March 31, 1996 and December 31, 1995, respectively)          $1,162,269                    $  887,457
Policy loans                                                                      372,834                       346,942
Funds withheld at interest                                                        123,393                       101,841
Short-term investments                                                            134,438                        66,161
Other invested assets                                                               3,814                         3,112
                                                                               -----------                   -----------
      Total investments                                                         1,796,748                     1,405,513
Cash and cash equivalents                                                          14,927                        18,258
Accrued investment income                                                          26,063                        17,657
Premiums receivable                                                                72,780                        84,731
Funds withheld                                                                     31,019                        28,644
Reinsurance ceded receivables                                                      74,211                        64,076
Deferred policy acquisition costs                                                 193,734                       186,813
Other reinsurance balances                                                        112,512                       158,967
Other assets                                                                       30,182                        25,275
                                                                               -----------                   -----------
      Total assets                                                             $2,352,176                    $1,989,934
                                                                               ===========                   ===========

      Liabilities and Stockholders' Equity
Future policy benefits                                                         $  644,545                    $  601,674
Interest sensitive contract liabilities                                           785,363                       598,935
Other policy claims and benefits                                                  222,507                       207,673
Other reinsurance balances                                                        105,985                       105,178
Deferred income taxes                                                              55,450                        61,169
Other liabilities                                                                  58,905                        30,495
Long-term debt                                                                    104,349                         -
                                                                               -----------                   -----------
      Total liabilities                                                         1,977,104                     1,605,124
Minority interest                                                                   8,066                         7,881
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                 -                             -
   Common stock (par value $.01 per share; 50,000,000 shares authorized,
      17,366,250 shares issued)                                                       174                           174
   Additional paid in capital                                                     263,169                       263,169
   Currency translation adjustments                                                (3,516)                       (3,736)
   Unrealized appreciation of securities, net of taxes                             13,444                        33,010
   Retained earnings                                                              107,160                        97,802
                                                                               -----------                   -----------
      Total stockholders' equity before treasury stock                            380,431                       390,419
   Less cost of 541,854 and 544,354 shares reacquired and held in treasury at
      March 31, 1996 and December 31, 1995, respectively                          (13,425)                      (13,490)
                                                                               -----------                   -----------
      Total stockholders' equity                                                  367,006                       376,929
                                                                               -----------                   -----------
      Total liabilities and stockholders' equity                               $2,352,176                    $1,989,934
                                                                               ===========                   ===========

See accompanying notes to condensed consolidated financial statements.

                               REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (Unaudited)
                                                                                           Three months ended
                                                                                               March 31,
                                                                              ----------------------------------------
                                                                                   1996                       1995
                                                                              ------------                ------------
                                                                           (Dollars in thousands, except per share data)
Revenues:
   Net premiums                                                                $  167,892                  $  139,589
   Investment income, net of related expenses                                      27,875                      20,724
   Realized investment gains (losses), net                                            562                         133
   Other revenue                                                                    4,093                          63
                                                                               -----------                 -----------
      Total revenues                                                              200,422                     160,509

Benefits and expenses:
   Claims and other policy benefits                                               143,685                     120,580
   Policy acquisition costs and other insurance expenses                           30,425                      18,829
   Other operating expenses                                                         8,993                       6,553
   Interest expense                                                                   291                       -
                                                                               -----------                 -----------
      Total benefits and expenses                                                 183,394                     145,962
                                                                               -----------                 -----------

      Income before income taxes and minority interest                             17,028                      14,547

   Provision for income taxes                                                       6,249                       5,387
                                                                               -----------                 -----------

      Income before minority interest                                              10,779                       9,160

Minority interest in earnings of consolidated subsidiaries                           (243)                       (272)
                                                                               -----------                 -----------

      Net income                                                               $   10,536                  $    8,888
                                                                               ===========                 ===========

Earnings per common and common equivalent share                                $     0.62                  $     0.53
                                                                               ===========                 ===========

Weighted average number of common and common equivalent
   shares outstanding (in thousands)                                               16,984                      16,868
                                                                               ===========                 ===========

See accompanying notes to condensed consolidated financial statements.

                                REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                                         Three months ended
                                                                                              March 31,
                                                                              ----------------------------------------
                                                                                   1996                       1995
                                                                              ------------                ------------
                                                                                      (Dollars in thousands)
Operating Activities:
   Net income                                                                   $  10,536                   $   8,888
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                                 (8,403)                     (6,476)
         Premiums receivable                                                       11,975                      (4,980)
         Deferred policy acquisition costs                                         (6,904)                     (6,658)
         Funds withheld                                                            (2,375)                        568
         Reinsurance ceded balances                                               (10,057)                     (4,917)
         Future policy benefits, other policy claims and benefits, and
           other reinsurance balances                                             115,898                      96,655
         Deferred income taxes                                                      5,634                      (1,644)
         Other assets and other liabilities                                        23,277                      (5,792)
      Amortization of goodwill and value of business acquired                         274                         111
      Amortization of net investment discounts                                     (2,600)                     (1,168)
      Realized investment gains, net                                                 (562)                       (133)
      Other, net                                                                      276                         141
                                                                                ----------                  ----------
Net cash provided by operating activities                                         136,969                      74,595
Investing Activities:
   Sales of fixed maturity securities:
      Available for sale                                                           14,551                      20,196
   Maturities of fixed maturity securites:
      Held to maturity                                                              -                             198
      Available for sale                                                           15,115                      11,474
   Purchases of fixed maturity securities:
      Held to maturity                                                              -                            (879)
      Available for sale                                                         (333,429)                    (70,954)
   Cash invested in:
      Policy loans                                                                (25,892)                      -
      Funds withheld at interest                                                  (21,552)                    (17,997)
   Principal payments on:
      Policy loans                                                                  -                           1,319
   Change in short-term and other invested assets                                 (69,132)                    (21,646)
                                                                                ----------                  ----------
Net cash used in investing activities                                            (420,339)                    (78,289)
Financing activities:
   Dividends to stockholders                                                       (1,178)                     (1,012)
   Purchase of treasury stock                                                       -                          (2,422)
   Reissuance of treasury stock                                                        65                         156
   Minority interest in earnings                                                      243                         272
   Excess deposits on universal life and other investment type
     policies and contracts                                                       176,515                      (2,364)
   Proceeds from long-term debt issuance                                          104,222                       -
                                                                                ----------                  ----------
Net cash provided by financing activities                                         279,867                      (5,370)
Effect of exchange rate changes                                                       172                         (12)
                                                                                ----------                  ----------
Change in cash and cash equivalents                                                (3,331)                     (9,076)
Cash and cash equivalents, beginning of period                                     18,258                      11,496
                                                                                ----------                  ----------
Cash and cash equivalents, end of period                                        $  14,927                   $   2,420
                                                                                ==========                  ==========

See accompanying notes to condensed consolidated financial statements.

        REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1996
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

2.    EARNINGS PER SHARE

      Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Outstanding employee stock options, which are reflected as common stock equivalents using the treasury stock method, have been considered in net earnings per share calculations.

3.    SIGNIFICANT TRANSACTION

      On March 22, 1996, Reinsurance Group of America, Incorporated completed the sale of $100,000,000 of 7-1/4% Senior Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. Interest is payable semiannually on April 1 and October 1 with the principal amount due April 1, 2006.

4.    STOCK OPTIONS

      In January 1996, 14,452 additional stock options were awarded at a strike price of $35.125. These options will expire in ten years, and most vest, or become exercisable, in increasing percentages over a period from three to six years after the grant. Half of the options belonging to two of the three recipients vest in 25% increments--25% immediately and 25% on the last day of 1996, 1997, and 1998.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- ------------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $28.3 million, or 20.3%, to $167.9 million in the first quarter of 1996 compared to $139.6 million for the same period in 1995.

Premiums by major segment were as follows (in millions):

                                                          Change
                                                      --------------
                                1996       1995     Dollars     Percent
                                ----       ----     -------     -------

U.S. ordinary life           $ 126.3      103.3        23.0        22.3

Canadian ordinary life          13.3       10.7         2.6        24.3

Accident and health             14.4       11.6         2.8        24.1

Other international             13.9       14.0        (0.1)       (0.7)
                                ----       ----        ----

Totals                       $ 167.9      139.6        28.3        20.3
                             =======      =====        ====        ====

Renewal premiums in the U.S. ordinary life segment increased $14.8 million, or 14.6%, to $116.0 million in the first quarter of 1996 compared to the same period in 1995. Included in these numbers is a premium increase of $4.5 million due to a recapture of retroceded policies. Premium from business derived from the ITT transaction totaled $6.7 million for the quarter. This transaction was effective July 1, 1995, and there was no such premium in the comparable quarter of 1995. New business premium, which fluctuates due to the timing of production and normal reporting lags experienced from client companies, increased $4.8 million to $15.7 million for the first quarter of 1996.

On an original currency basis, Canadian ordinary life premiums increased $3.2 million, or 21.6%. The increase consists of $3.3 million, or 27.7%, in renewal premiums which was offset by a slight decline in new business premium of $0.1 million. The first quarter is largely a renewal quarter and several of the treaties processed related to closed blocks of calendar year business. New business premiums fluctuate from quarter to quarter due to normal reporting lags experienced by client companies and the timing of production.

Accident and health premiums increased $2.8 million, or 24.1%.
The increase is primarily from growth in business from the Company's contact office in London, while premium levels in the domestic business increased approximately $0.4 million.

The Company's other international business remained relatively stable from year to year. Premiums in the South America operations decreased $0.9 million as the mix of business changed compared with the prior year. The premium in the current year is largely derived from BHIF America, a joint venture in Chile, where the single premium immediate annuity business continues to grow. This growth is offset by the change in the terms for the mortality risk reinsurance assumed from Argentina. In the Asia Pacific operations, premiums increased $0.8 million resulting from the growth in the base of business from the prior year.

       Investment Income, Net. Investment income, net of investment expenses, increased $7.2 million, or 34.8%, to $27.9 million in the first quarter of 1996 from $20.7 million for the same period in 1995. The cost basis of invested assets increased $472.7 million from the first quarter of 1995. The increase in invested assets is a result of operating cash flows, as well as reinsurance transactions involving cash deposits from ceding companies of $179.3 million and $112.5 million during 1996 and the second half of 1995, respectively. The average earned yield on the consolidated investment portfolio is 7.50% for the first quarter of 1996 compared to 7.57% for the same period in 1995.

       Realized Investment Gains/(Losses), Net. In the first quarter of 1996, the company reported net realized investment gains of $0.6 million compared to $0.1 million for prior year. Net realized investment gains resulted from activity to achieve a better match of portions of the portfolio to the related liabilities.

      Other Revenue. Other revenue increased $4.0 million in the first quarter of 1996 compared to the same period in 1995. Other revenue includes items such as profit and risk fees associated with financial reinsurance as well as management fee income and miscellaneous income associated with late premium payments. This increase is primarily the result of fee income associated with the assumption of certain financial reinsurance treaties resulting in an additional $3.4 million in financial reinsurance fees, which was partially offset by fees paid to retrocessionaires of $3.0 million included in other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $23.1 million, or 19.2%, to $143.7 million in the first quarter of 1996 compared to $120.6 million for the same period in 1995.

Claims and other policy benefits by major segment are as follows:

                                                          Change
                                                      --------------
                                1996       1995     Dollars     Percent
                                ----       ----     -------     -------

U.S. ordinary life           $ 109.1       94.3        14.8        15.7

Canadian ordinary life          12.2        7.3         4.9        67.1

Accident and health             11.2        8.6         2.6        30.2

Other international             11.2       10.4         0.8         7.7
                                ----       ----         ---

Totals                       $ 143.7      120.6        23.1        19.2
                             =======      =====        ====        ====

The increase in claims in the U.S. ordinary life segment is the result of an overall increase in the amount at risk, which corresponds with the overall increase in premiums. Mortality was slightly in excess of expectations. On an original currency basis, Canadian claims and other policy benefits increased $6.4 million when compared to the same period in 1995. This was reduced by $0.3 million due to the change in the foreign exchange rates. In Canada, mortality was also slightly above the expectation for the first quarter of 1996, while mortality was extremely favorable during the first quarter of 1995. In addition, reserve levels increase in relation to the overall increase in the amount at risk and the aging of the existing blocks of business. The accident and health segment increase results from the increase in premiums from the London operations and additional reserves in anticipation of commuting the Company's obligations on several closed blocks of business.
South American and Asia Pacific reserve increases related to new business being written, and this is reflected in the claims increase in other international.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totalled $30.4 million, or 18.1% of net premium for the quarter. This compares to 17.2% of net premiums for the entire year ended 1995.

Policy acquisition costs and other insurance expenses by major segment were as follows:

                                                          Change
                                                      --------------
                                1996       1995     Dollars     Percent
                                ----       ----     -------     -------

U.S. ordinary life          $   22.7       13.1         9.6        73.3

Canadian ordinary life           1.9        2.0        (0.1)        5.0

Accident and health              3.7        3.0         0.7        23.3

Other international              2.1        0.7         1.4       200.0
                                 ---        ---         ---

Totals                      $   30.4       18.8        11.6        61.7
                            ========       ====        ====        ====

In the U.S. ordinary life segment, policy acquisition costs and other insurance expenses increased as a percent of net premium to approximately 18.0% compared to 17.3% for the entire year of 1995. The increase in the U.S. ordinary life segment results primarily from the financial reinsurance business, coupled with an overall increase in the amount at risk from the prior year. The increase is offset partially by the overall shift of business from coinsurance to yearly renewable term and lower expense rates on new business. The Canadian ordinary life segment's decrease is the result of processing significant blocks of renewal business during the first quarter that carry lower net renewal commissions than the first year business. The Company's international activities have experienced a shift in the mix of business compared with the prior year. This business was primarily mortality risk reinsurance in the first quarter of 1995 versus the single premium immediate annuity business received in
1996.   Single premium immediate annuity business includes a more
traditional acquisition and insurance expense margin. Overall, these amounts continue to fluctuate with business volume and product mix from year to year.

      Other Operating Expenses. Other operating expenses increased $2.4 million, or 36.4%, to $9.0 million in the first quarter of 1996 compared to $6.6 million for the same period in 1995. Expenses of the U.S. operations increased $1.6 million resulting from planned increases in operating expenses associated with the growth of the Company. Expenses of the Canadian operations increased $0.3 million resulting from additional expenses to support the overall growth of business. Other international business operating expenses increased $0.4 million which represent operating costs in those countries and additional home office staff. The increase in other expenses is primarily the result of planned activities associated with pursuing new business opportunities domestically, and international expansion efforts. The operating expense increases are consistent with expectations and the expense levels exhibited during the second half of 1995 in connection with the expansion of the Company.

      Interest Expense. Interest expense during the first quarter of 1996 relates to the issuance of long-term debt by Reinsurance Group of America, Incorporated on March 22, 1996. Interest costs of $0.3 million were associated with the long-term debt issued.

      Provision for Income Taxes. Income tax expense represents approximately 36.7% of pre-tax income, compared to 37.0% for the first quarter of 1995. The decrease is the result of the differential between the Canadian tax rate and the U.S. tax rate coupled with the mixture of earnings reported for the quarter. The effective tax rate of 36.7% is representative of the Company's expected annual effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

      Invested assets increased by $391.2 million, or 27.8%, to $1,796.7 million at March 31, 1996 compared to $1,405.5 million at December 31, 1995. The increase resulted from cash deposits on certain reinsurance transactions of $179.3 million, proceeds from a Senior Note offering of $99.0 million, a coinsurance transaction resulting in approximately $50.0 million of invested assets being transferred to the Company during the first quarter, and positive operating cash flows. These increases were partially offset by an unfavorable decrease in the fair value adjustment of fixed maturities available for sale of $26.5 million. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

      At March 31, 1996, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $26.6 million.

      On March 22, 1996, Reinsurance Group of America, Incorporated completed the sale of $100,000,000 of 7-1/4% Senior Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. Interest is payable semiannually on April 1 and October 1 with the principal amount due April 1, 2006. The ability of the Company to make debt principal and interest payments as well as make dividend payments to shareholders is ultimately dependent on the earnings and surplus of subsidiaries and the investment earnings on the undeployed debt proceeds. The transfer of funds from the insurance subsidiaries to Reinsurance Group of America, Incorporated is subject to applicable insurance laws and regulations.

PART II - OTHER INFORMATION
- ---------------------------

ITEM 1
- ------

LEGAL PROCEEDINGS
- -----------------

The Company is not aware of any material litigation involving
Reinsurance Group of America, Incorporated or its subsidiaries.

ITEM 6
- ------

EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on April 4, 1996, regarding the sale of $100,000,000 of Reinsurance Group of America, Incorporated 7-1/4% Senior Notes due 2006. No other reports on Form 8-K were filed during the three months ended March 31, 1996.

                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Reinsurance Group of America, Incorporated



                                By:  /s/ A. Greig Woodring
                                     ---------------------------------
                                            A. Greig Woodring
                                President & Chief Executive Officer






                                      /s/ Jack B. Lay
                                     ---------------------------------
                                               Jack B. Lay
                                Executive Vice President &
                                Chief Financial Officer