Form 10-Q
period 1996-06-30
REINSURANCE GROUP OF AMERICA INC
filed 1996-08-12
CIK 898174

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q
  (MARK ONE)
  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                              OR

  / /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                ----------------------------------

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

                -----------------------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                             YES   X     NO
                                                -------    -------

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 1996:
16,829,796 SHARES

    REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                         TABLE OF CONTENTS
ITEM                                                                        PAGE
- - ----                                                                        ----

                      PART I - FINANCIAL INFORMATION
                      ------------------------------
1   Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
    June 30, 1996 and December 31, 1995                                      3

    Condensed Consolidated Statements
    of Income (Unaudited)
    Three months and six months ended June 30, 1996 and 1995                 4

    Condensed Consolidated Statements
    of Cash Flows (Unaudited)
    Six months ended June 30, 1996 and 1995                                  5

    Notes to Condensed Consolidated Financial
    Statements (Unaudited)                                                   6

2   Management's Discussion and Analysis of
    Financial Condition and Results of Operations                          7-17


                         PART II - OTHER INFORMATION
                         ---------------------------

1   Legal Proceedings                                                      18

4   Submission of Matters to a Vote of Security Holders                    18-19

6   Exhibits and Reports on Form 8-K                                       19

    Signatures                                                             20

    Index to Exhibits                                                      21

                            REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                                                               June 30,               December 31,
                                                                                 1996                    1995
                                                                             -------------           -------------
                                                                                    (Dollars in thousands)
      Assets
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $1,350,188 and
      $834,314 at June 30, 1996 and December 31, 1995, respectively)          $ 1,361,925             $   887,457
Policy loans                                                                      379,026                 346,942
Funds withheld at interest                                                        125,494                 101,841
Short-term investments                                                             47,286                  66,161
Other invested assets                                                               3,913                   3,112
                                                                             -------------           -------------
      Total investments                                                         1,917,644               1,405,513
Cash and cash equivalents                                                          14,692                  18,258
Accrued investment income                                                          32,212                  17,657
Premiums receivable                                                                83,848                  84,731
Funds withheld                                                                     30,629                  28,644
Reinsurance ceded receivables                                                      69,522                  64,076
Deferred policy acquisition costs                                                 203,335                 186,813
Other reinsurance balances                                                        118,835                 158,967
Other assets                                                                       27,768                  25,275
                                                                             -------------           -------------
      Total assets                                                            $ 2,498,485             $ 1,989,934
                                                                             =============           =============

      Liabilities and Stockholders' Equity
Future policy benefits                                                        $   676,723             $   601,674
Interest sensitive contract liabilities                                           894,964                 598,935
Other policy claims and benefits                                                  208,749                 207,673
Other reinsurance balances                                                        115,979                 105,178
Deferred income taxes                                                              53,908                  61,169
Other liabilities                                                                  64,127                  30,495
Long-term debt                                                                    104,496                   -
                                                                             -------------           -------------
      Total liabilities                                                         2,118,946               1,605,124
Minority interest                                                                   6,977                   7,881
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized;
      no shares issued or outstanding)                                              -                       -
   Common stock (par value $.01 per share; 50,000,000 shares authorized,
      17,366,250 shares issued)                                                       174                     174
   Additional paid in capital                                                     263,169                 263,169
   Currency translation adjustments                                                (3,760)                 (3,736)
   Unrealized appreciation of securities, net of taxes                              6,821                  33,010
   Retained earnings                                                              119,443                  97,802
                                                                             -------------           -------------
      Total stockholders' equity before treasury stock                            385,847                 390,419
   Less treasury shares held of 536,454 and 544,354 at cost at June 30,
      1996 and December 31, 1995, respectively                                    (13,285)                (13,490)
                                                                             -------------           -------------
      Total stockholders' equity                                                  372,562                 376,929
                                                                             -------------           -------------
      Total liabilities and stockholders' equity                              $ 2,498,485             $ 1,989,934
                                                                             =============           =============

See accompanying notes to condensed consolidated financial statements.

                       REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                                                               Three months ended           Six months ended
                                                                    June 30,                    June 30,
                                                            -----------------------      ----------------------
                                                               1996          1995           1996        1995
                                                            ----------    ----------     ----------  ----------
                                                               (Dollars in thousands, except per share data)
Revenues:
   Net premiums                                              $163,423      $128,702       $331,315    $268,291
   Investment income, net of related expenses                  33,050        22,200         60,925      42,924
   Realized investment gains, net                               1,233            96          1,795         229
   Other revenue                                                3,785           201          7,878         264
                                                            ----------    ----------     ----------  ----------
      Total revenues                                          201,491       151,199        401,913     311,708

Benefits and expenses:
   Claims and other policy benefits                           137,567       104,716        281,252     225,296
   Policy acquisition costs and other insurance expenses       30,621        21,030         61,046      39,859
   Other operating expenses                                     9,747         7,296         18,740      13,849
   Interest expense                                             1,948          -             2,239        -
                                                            ----------    ----------     ----------  ----------
      Total benefits and expenses                             179,883       133,042        363,277     279,004
                                                            ----------    ----------     ----------  ----------

      Income before income taxes and minority interest         21,608        18,157         38,636      32,704

   Provision for income taxes                                   7,998         6,695         14,247      12,082
                                                            ----------    ----------     ----------  ----------

      Income before minority interest                          13,610        11,462         24,389      20,622

Minority interest in earnings of consolidated subsidiaries       (150)           88           (393)       (184)
                                                            ----------    ----------     ----------  ----------

      Net income                                             $ 13,460      $ 11,550       $ 23,996    $ 20,438
                                                            ==========    ==========     ==========  ==========

Earnings per common and common equivalent share              $   0.79      $   0.69       $   1.41    $   1.21
                                                            ==========    ==========     ==========  ==========

Weighted average number of common and common equivalent
   shares outstanding (in thousands)                           17,004        16,828         16,994      16,848
                                                            ==========    ==========     ==========  ==========

See accompanying notes to condensed consolidated financial statements.

                           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                        Six months ended
                                                                                             June 30,
                                                                               -----------------------------------
                                                                                   1996                    1995
                                                                               -----------             -----------
                                                                                     (Dollars in thousands)
Operating Activities:
   Net income                                                                   $  23,996               $  20,438
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                                (14,557)                (10,771)
         Premiums receivable                                                          873                  (1,912)
         Deferred policy acquisition costs                                        (16,646)                (14,130)
         Funds withheld                                                            (1,985)                   (807)
         Reinsurance ceded balances                                                (5,485)                 (8,373)
         Future policy benefits, other policy claims and benefits, and
           other reinsurance balances                                             148,625                 137,380
         Deferred income taxes                                                      7,976                   3,069
         Other assets and other liabilities                                        32,479                 (14,026)
      Amortization of goodwill and value of business acquired                         565                     230
      Amortization of net investment discounts                                     (5,923)                 (2,961)
      Realized investment gains, net                                               (1,795)                   (229)
      Other, net                                                                      381                     255
                                                                               -----------             -----------
Net cash provided by operating activities                                         168,504                 108,163
Investing Activities:
   Sales of fixed maturity securities:
      Available for sale                                                           93,514                  60,657
   Maturities of fixed maturity securites:
      Held to maturity                                                               -                      4,427
      Available for sale                                                           50,786                  13,801
   Purchases of fixed maturity securities:
      Held to maturity                                                               -                     (3,068)
      Available for sale                                                         (654,063)               (148,124)
   Cash invested in:
      Policy loans                                                                (32,084)                 (5,122)
      Funds withheld at interest                                                  (23,653)                (18,787)
   Principal payments on:
      Policy loans                                                                   -                      1,087
   Change in short-term and other invested assets                                  17,933                 (14,164)
   Investment in joint venture and purchase of subsidiary stock                    (3,207)                 (3,366)
                                                                               -----------             -----------
Net cash used in investing activities                                            (550,774)               (112,659)
Financing activities:
   Dividends to stockholders                                                       (2,355)                 (2,021)
   Purchase of treasury stock                                                        -                     (2,422)
   Reissuance of treasury stock                                                       205                     156
   Minority interest in earnings                                                      393                     184
   Excess deposits on universal life and other investment type
     policies and contracts                                                       276,012                     222
   Proceeds from long-term debt issuance                                          104,335                    -
                                                                               -----------             -----------
Net cash provided by financing activities                                         378,590                  (3,881)
Effect of exchange rate changes                                                       114                     175
                                                                               -----------             -----------
Change in cash and cash equivalents                                                (3,566)                 (8,202)
Cash and cash equivalents, beginning of period                                     18,258                  11,496
                                                                               -----------             -----------
Cash and cash equivalents, end of period                                        $  14,692               $   3,294
                                                                               -----------             -----------

See accompanying notes to condensed consolidated financial statements.

         REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1996
                                (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
      Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

2.    EARNINGS PER SHARE

      Earnings per share was computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Outstanding employee stock options, which are reflected as common stock equivalents using the treasury stock method, have been considered in net earnings per share calculations.

3.    SIGNIFICANT TRANSACTIONS

      On March 22, 1996, Reinsurance Group of America, Incorporated completed the sale of $100,000,000 of 7-1/4 % Senior Notes in accordance with Rule 144A of the Securities Act of 1933, as amended. Interest is payable semiannually on April 1 and October 1 with the principal amount due April 1, 2006.

      In June 1996, Reinsurance Group of America, Incorporated (RGA) purchased the remaining 275,000 shares of Manantial Seguros de Vida S.A. (Manantial) for $4.5 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995
- - -----------------------------------------

RESULTS OF OPERATIONS

       Net Premiums. Net premiums increased $34.7 million, or 27.0%, to $163.4 million in the second quarter of 1996 compared to $128.7 million for the same period in 1995.

Premiums by major segment were as follows (in millions):

                                                                               Change
                                                                          ----------------
                                                 1996         1995       Dollars    Percent
                                                 ----         ----       -------    -------
U.S. ordinary life                              $122.9        90.9          32        35.2

Canadian ordinary life                            15.6        12.2         3.4        27.9

Accident and health                               11.4        13.5        (2.1)      (15.6)

Other international                               13.5        12.1         1.4        11.6
                                                ------       -----        ----

Totals                                          $163.4       128.7        34.7          27
                                                ======       =====        ====        ====

In the U.S. ordinary life segment, $16.2 million of the premium increase related to new business which fluctuates from quarter to quarter due to the timing of production and normal reporting lags experienced from client companies. A significant portion of the increase in new business premium is attributed to business obtained in 1995 from the reinsurance transaction with ITT Lyndon Life, which was effective July 1, 1995. The impact of the original business reinsured by this transaction on quarter to quarter trends will diminish going forward. Renewal premiums in the U.S. ordinary life segment increased $15.7 million, or 19.0%, to $98.5 million in the second quarter of 1996 compared to the same period in 1995. Growth in the core traditional reinsurance blocks of $13.6 million, or 15.8%, contributed to this increase.

On an original currency basis, Canadian ordinary life premiums increased $4.5 million, or 26.8%. The overall increase consisted of $5.5 million in renewal premiums which was offset by a decline in new business premium of $1.0 million. The increase in renewal premiums was a result of incremental increases in renewal premium rates, while new business premium continued to fluctuate due to normal reporting lags experienced by client companies and the timing of production. The effect of the changes in foreign exchange rates during the second quarter of 1996 compared to the same period of 1995 was not material.

Accident and health premiums decreased $2.1 million, or 15.6%. The decrease was primarily due to the timing of statements received from client companies and the Company's decision to remain selective in the opportunities that it pursues. Overall, the accident and health segment provides the Company the ability to offer a more complete core of services to domestic and international clients.

The Company's other international business premiums increased $1.4 million, or 11.6%. Premiums from the South American operations increased $0.9 million. Premium in the current year was largely derived from the Company's Chilean venture, where the single premium immediate annuity business continues to grow. The growth was partially offset by a change in the terms for the mortality risk reinsurance assumed from Argentina. In the Asia Pacific operations, premiums increased $0.5 million resulting from the growth in the base of business from the prior year.

       Investment Income, Net. Investment income, net of investment expenses, increased $10.9 million, or 49.1%, to $33.1 million in the second quarter of 1996 from $22.2 million for the same period in 1995. The cost basis of invested assets increased $649.3 million from June 30, 1995, to June 30, 1996. The increase in invested assets was a result of an increase in operating cash flows, net proceeds of $99.0 million from the 7-1/4% Senior Notes issued by Reinsurance Group of America, Incorporated, and reinsurance transactions involving variable guaranteed interest contracts (VGIC) deposits from ceding companies of $279.3 million and $112.5 million during 1996 and the second half of 1995, respectively. The average yield earned on the consolidated investment portfolio was 7.12% for the second quarter of 1996 compared to 7.71% for the same period in 1995. The decrease in overall yield was a result of the assets in the VGIC portfolio that carry a lower average yield which are of a shorter duration and are matched with the shorter duration VGIC liabilities. The VGIC asset portfolio generated $5.6 million of investment income for the second quarter of 1996, which was largely offset by earnings credited to ceding companies included in claims and other policy benefits.

       Realized Investment Gains, Net. In the second quarter of 1996, the Company reported net realized investment gains of $1.2 million compared to $0.1 million for the prior year's period. This was primarily the result of repositioning the Company's Canadian operation portfolio to achieve a better duration match for the assets and liabilities.

       Other Revenue. Other revenue increased $3.6 million in the second quarter of 1996 compared to the same period in 1995. Other revenue included items such as fees associated with financial reinsurance, as well as management fee income and miscellaneous income related to late premium payments. The increase was primarily attributed to the assumption of certain financial reinsurance treaties that resulted in $3.3 million in financial
reinsurance fees.   This increase was partially offset by fees paid to
retrocessionaires of $2.8 million included in other insurance expenses.

       Claims and Other Policy Benefits. Claims and other policy benefits increased $32.9 million, or 31.4%, to $137.6 million in the second quarter of 1996 compared to $104.7 million for the same period in 1995.

Claims and other policy benefits by major segment were as follows (in millions):

                                                                               Change
                                                                         ------------------
                                                 1996         1995      Dollars      Percent
                                                 ----         ----      -------      -------
U.S. ordinary life                             $ 107.2        75.2          32        42.6

Canadian ordinary life                            11.6        10.1         1.5        14.9

Accident and health                                  8         8.9        (0.9)      (10.1)

Other international                               10.8        10.5         0.3         0.3
                                               -------       -----        ----

Totals                                         $ 137.6       104.7        32.9        31.4
                                               =======       =====        ====        ====

The increase in claims and other policy benefits in the U.S. ordinary life segment was partially a result of the growth in the overall volume of business and amount of insurance at risk. Also, interest paid on the VGIC liabilities increased claims and other policy benefits by $5.2 million in the second quarter of 1996. The U.S. ordinary life segment experienced mortality results which were slightly higher than expected during the second quarter of 1996. The Company expects actual mortality experience to fluctuate from period to period, but believes it is fairly constant over longer periods of time. The Company believes that the slightly higher than expected mortality is not attributable to any specific block of business, with the average size claim remaining comparable to the prior period.

On an original currency basis, Canadian claims and other policy benefits increased $1.8 million when compared to the same period in 1995. For the Canadian segment, the increase over the prior year was affected by an increase in the reserve levels due to the overall increase in the amount at risk and the aging of the existing blocks of business. The effect of the changes in foreign exchange rates during the second quarter of 1996 compared to the same period of 1995 was not material.

       Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $30.6 million, or 18.7% of net premiums for the quarter. This compared to insurance expenses of $21.0 million, or 16.3% of net premiums for the second quarter 1995.

Policy acquisition costs and other insurance expenses by major segment were as follows (in millions):

                                                                               Change
                                                                          ----------------
                                                 1996         1995       Dollars    Percent
                                                 ----         ----       -------    -------
U.S. ordinary life                              $ 21.9          14         7.9        56.4

Canadian ordinary life                             2.7         2.6         0.1         3.8

Accident and health                                4.2         4.1         0.1         2.4

Other international                                1.8         0.3         1.5       500.0
                                                ------        ----         ---

Totals                                          $ 30.6        21.0         9.6        45.7
                                                ======        ====         ===       =====

In the U.S. ordinary life segment, policy acquisition costs and other insurance expenses increased as a percent of net premium to approximately 17.8% for the second quarter of 1996 compared to 17.2% for the entire year of 1995. The increase in the U.S. ordinary life segment resulted primarily from the financial reinsurance business which the Company obtained effective July 1, 1995, coupled with an overall increase in the amount at risk. Most of the financial reinsurance business assumed by the Company was retroceded to other reinsurers. The cost of these retrocessions is included in policy acquisition costs and other insurance expenses and represents an offset to surplus relief fees included in other income.

The increase in the other international segment was attributed to a shift in the mix of business compared with the prior year. This business was primarily mortality risk reinsurance in the second quarter of 1995 versus single premium immediate annuity business in 1996. Single premium immediate annuity business includes a more traditional acquisition and insurance expense margin.

Overall, policy acquisition costs and other insurance expenses continue to fluctuate with business volume and changes in product mix from period to period.

       Other Operating Expenses. Other operating expenses increased $2.4 million, or 32.9%, to $9.7 million for the second quarter in 1996 compared to $7.3 million for the same period in 1995. Expenses of the U.S. operations increased $1.0 million while expenses of the Canadian operations increased $0.2 million. In addition, the other international business operating expenses increased $1.2 million which represented operating costs in South America and Asia Pacific, as well as additional home office support staff for these operations. The increase in other expenses was primarily the result of planned activities associated with pursuing new business opportunities domestically and expansion efforts internationally.

       Interest Expense. Interest expense during the second quarter of 1996 related to the issuance of $100.0 million (principal amount) of 7-1/4% Senior Notes by Reinsurance Group of America, Incorporated on March 22, 1996, and the financing of a portion of the Company's investment in RGA Australian Holdings PTY, Limited, the Company's Australian reinsurance operations. Interest cost was $1.9 million for the second quarter of 1996 with $1.8 million related to the Senior Notes.

       Provision for Income Taxes. Income tax expense represented approximately 37.0% of pre-tax income, compared to 36.9% for the second quarter of 1995. The effective tax rate of 37.0% represents the Company's expected annual effective tax rate.

       Net Income. Net income increased $1.9 million, or 16.5%, to $13.5 million in the second quarter of 1996, from $11.6 million in the same period of 1995. Earnings before realized capital gains and losses increased $1.3 million, or 11.6%, to $12.8 million for the second quarter of 1996 from $11.5 million for the same period of 1995.

The U.S. ordinary life segment's net income increased $1.2 million, or 12.2% for the second quarter of 1996 compared to the same period in 1995. Strong premium growth was offset by mortality experience that was slightly higher than expected. The Canadian ordinary life segment's net income increased $2.5 million, to $3.1 million for the second quarter of 1996 from $0.6 million for the same period of 1995. During the second quarter of 1996, the Canadian segment realized $1.3 million of investment gains, after provision for income taxes, from repositioning the portfolio in order to retain appropriate duration matching on assets and liabilities. For the second quarter of 1996, the Canadian segment results are attributed to strong premium growth and lower than expected mortality levels.

The accident and health segment reported a net loss of $0.6 million for the second quarter of 1996 compared to net income of $0.2 million for the same period of 1995. The loss in the second quarter of 1996 was from several closed blocks of business on which additional reserves were established to match current estimates of potential exposure.

The other international segment reported a net loss of $0.5 million for the second quarter of 1996 compared to a gain of $0.5 million for the same period of 1995. The loss in the second quarter of 1996 resulted from continuing investments associated with expansion opportunities and changes in product mix within the South American markets.


Six Months Ended June 30, 1996 and 1995
- - ---------------------------------------

RESULTS OF OPERATIONS

       Net Premiums. Net premiums increased $63.0 million, or 23.5%, to $331.3 million for the first half of 1996 compared to $268.3 million for the same period of 1995.

Premiums by major segment were as follows (in millions):

                                                                              Change
                                                                         -----------------
                                                 1996        1995       Dollars     Percent
                                                 ----        ----       -------     -------
U.S. ordinary life                             $ 249.3       194.2        55.1        28.4

Canadian ordinary life                            28.9        22.9         6.0        26.2

Accident and health                               25.7        25.1         0.6         2.4

Other international                               27.4        26.1         1.3         5.0
                                               -------       -----        ----

Totals                                         $ 331.3       268.3        63.0        23.5
                                               =======       =====        ====        ====

In the first half of 1996, U.S. ordinary life premiums increased by 28.4% over the same period in 1995. The increase was attributed to new business production, renewal premium increases from existing blocks of business, revisions of existing treaties, and the continuing impact of past production. A significant portion of the increase was attributed to new business production, which includes the business obtained in the ITT Lyndon transaction that was effective July 1, 1995. The impact of the original business reinsured by this transaction on period to period trends will diminish going forward. In addition, growth in credit life premiums of $4.2 million over 1995 contributed to the overall increase in premiums.

On an original currency basis, Canadian ordinary life premiums increased $7.7 million, or 24.3%. Renewal premiums increased $8.9 million, or 36.6%, over the comparable prior year period, while first year premiums decreased $1.2 million, or 15.4%. The increase in renewal premium was a result of the incremental increases in renewal premium rates, while new business premium continued to fluctuate due to normal reporting lags experienced by client companies and the timing of production. The effect of the changes in foreign exchange rates during the first half of 1996 compared to the same period of 1995 was not material.

The accident and health premium level was consistent with the premium level in the comparable 1995 period. This reflected the Company's decision to remain selective in the opportunities it pursues. Overall, the accident and health segment provides the Company the ability to offer a more complete core of services to domestic and international clients.

The Company's other international business contributed to the increase in premiums with $20.2 million in premiums from South America and $7.2 million from Asia Pacific. The premiums from South America generally represent results from the Company's joint ventures. The premiums from Asia Pacific increased as a result of the growth in the base of business from the prior year.

      Investment Income, Net. Investment income, net of investment expenses, increased $18.0 million, or 42.0%, to $60.9 million in the first half of 1996 compared to $42.9 million for the same period in 1995. The cost basis of invested assets increased $649.3 million from June 30, 1995, to June 30, 1996. The increase in invested assets was a result of an increase in operating cash flows, net proceeds of $99.0 million from the 7-1/4% Senior Notes issued by the Company, and reinsurance transactions involving VGIC deposits from ceding companies of $279.3 million and $112.5 million during 1996 and the second half of 1995, respectively. The average yield earned was 7.31% for 1996 compared with 7.64% earned in the same period of 1995. The decrease in overall yield was a result of the assets in the VGIC portfolio that carry a lower average yield which are of a shorter duration and are matched with the shorter duration VGIC liabilities. The VGIC asset portfolio generated $8.2 million of investment income during the first half of 1996, which was largely offset by earnings credited to ceding companies included in claims and other policy benefits.

      Realized Investment Gains, Net. Realized investment gains increased $1.6 million to $1.8 million in the first half of 1996 compared to $0.2 million in the same period of 1995. This was primarily the result of repositioning the Company's Canadian operation portfolio to achieve a better duration match for the assets and liabilities.

      Other Revenue. Other revenue increased $7.6 million to $7.9 million in the first half of 1996 compared to $0.3 million for the same period in 1995. This increase was primarily attributed to fee income for the assumption of certain financial reinsurance treaties resulting in an additional $6.8 million in financial reinsurance fees. This increase was partially offset by fees paid to retrocessionaires of $5.8 million included in other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $56.0 million, or 24.9%, to $281.3 million in the first half of 1996 compared to $225.3 million for the same period in 1995.

Claims and other policy benefits by major segment were as follows (in millions):

                                                                              Change
                                                                         -----------------
                                                 1996        1995       Dollars     Percent
                                                 ----        ----       -------     -------
U.S. ordinary life                             $ 216.3       169.6        46.7        27.5

Canadian ordinary life                            23.7        17.4         6.3        36.2

Accident and health                               19.3        17.4         1.9        10.9

Other international                               22.0        20.9         1.1         5.3
                                               -------       -----        ----

Totals                                         $ 281.3       225.3        56.0        24.9
                                               =======       =====        ====        ====

For the first half of 1996, the increase in claims and other policy benefits in the U.S. ordinary life segment was the result of increased business levels over the comparable prior year period, interest paid for the VGIC product of $7.6 million, and less favorable mortality than that experienced in the same period in 1995. The Company expects mortality to fluctuate from period to period, but believes it is fairly constant over longer periods of time. The Company believes that the slightly higher than expected mortality is not attributable to any specific block of business, with the average size claim remaining comparable to the prior period.

On an original currency basis, Canadian claims and other policy benefits increased $8.3 million when compared to the same period in 1996. In Canada, the mortality results were slightly above the expected level for the first half of 1996, while mortality was favorable during the first half of 1995. The Company continues to monitor mortality trends to determine the appropriateness of reserve and IBNR levels. Overall, the effect of the changes in foreign exchange rates during the first half of 1996 compared to the same period of 1995 was not material.

The accident and health segment increase related to the strengthening of claim liabilities on several closed blocks of business. The other international operations reported reserve increases related to the new business being written and as a result of the change in product mix in the South American operations.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totalled $61.0 million, or 18.4% of net premium for the first half of 1996. This compared to 14.9% of net premiums for the first half of 1995.

Policy acquisition costs and other insurance expenses by major segment were as follows (in millions):

                                                                              Change
                                                                         -----------------
                                                 1996         1995      Dollars     Percent
                                                 ----         ----      -------     -------
U.S. ordinary life                              $ 44.6        27.2        17.4        64.0

Canadian ordinary life                             4.6         4.5         0.1         2.2

Accident and health                                7.9         7.1         0.8        11.3

Other International                                3.9         1.1         2.8       254.5
                                                ------        ----        ----

Totals                                          $ 61.0        39.9        21.1        52.9
                                                ======        ====        ====       =====

In the U.S. ordinary life segment, the increase as a percent of premium to 17.9% for the first half of 1996, from 14.0% for the first half of 1995, was primarily a result of financial reinsurance transactions which were effective July 1, 1995. Most of the financial reinsurance business assumed by the Company was retroceded to other reinsurers. The cost of these retrocessions is included in policy acquisition costs and other insurance expenses. The Company's international activities have experienced a shift in the mix of business compared with the prior year. This business was primarily mortality risk reinsurance in the first half of 1995 versus the single premium immediate annuity business received in 1996. Single premium immediate annuity business includes a more traditional acquisition and insurance expense margin.

Overall, policy acquisition costs and other insurance expenses continue to fluctuate with business volume and changes in product mix from period to period.

      Other Operating Expenses. Other operating expenses increased $4.9 million, or 35.5%, to $18.7 million in 1996 compared to $13.8 million for the same period in 1995. The 1996 and 1995 amounts represented approximately 4.4% and 4.1% of gross premium, respectively. The increase in other expenses was primarily the result of costs associated with pursuing new business opportunities domestically and expansion efforts internationally.

      Interest Expense. Interest expense during 1996 related to the issuance of $100.0 million (principal amount) of 7-1/4% Senior Notes by Reinsurance Group of America, Incorporated on March 22, 1996, and the financing of a portion of the Company's investment in RGA Australian Holdings PTY, Limited, the Company's Australian reinsurance operations. Interest cost for the first half of 1996 was $2.2 million with $2.0 million related to the Senior Notes.

      Provision for Income Taxes. Income tax expense represented approximately 36.9% of pre-tax income for the first half of 1996 and 1995. The effective tax rate of 36.9% represents the Company's expected annual effective tax rate.

      Net Income. Net income increased $3.6 million, or 17.4%, to $24.0 million for the first half of 1996, from $20.4 million for the same period of 1995. Earnings before realized capital gains and losses increased $2.7 million, or 13.4%, to $23.0 million for the first half of 1995, from $20.3 million for the same period of 1995.

The U.S. ordinary life segment's net income increased $5.5. million, or 32.4%, for the first half of 1996 compared to the same period of 1995. This increase is generally attributable to premium growth discussed above and the impact of the reinsurance business obtained from the ITT Lyndon Life transaction which was effective July 1, 1995. The Canadian ordinary life segment's net income increased $1.5 million to $3.7 million for the first half of 1996 from $2.2 million for the same period of 1995. The Canadian segment realized $1.4 million and $(0.1) million of investment gains/(losses), after provision for income taxes, for the first half of 1996 and 1995 respectively. The Canadian segment increase is a result of strong growth in production and premiums, while mortality results were slightly above the expected level for the first half of 1996.

The accident and health segment reported a net loss of $1.3 million for the first half of 1996 compared to a net loss of $0.2 million for the first half of 1995. The loss related to strengthening reserves on several closed blocks of business, while premium levels were consistent between the two periods.

The other international segment reported a net loss of $0.9 million for the first half of 1996 compared to net income of $1.4 million for the same period of 1995. The fluctuation between the periods is primarily attributable to changes in product mix within the South American markets and continuing investments associated with expansion opportunities.

LIQUIDITY AND CAPITAL RESOURCES

      Invested assets increased by $512.1 million, or 36.4%, to $1,917.6 million at June 30, 1996, compared to $1,405.5 million at December 31, 1995. The increase resulted from cash deposits on certain reinsurance transactions of $278.8 million, net proceeds from a Senior Note offering of $99.0 million, and positive operating cash flows. These increases were partially offset by a decrease in the fair value adjustment of fixed maturities available for sale of $41.4 million. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

      At June 30, 1996, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $11.7 million.

      In addition, dividends to stockholders increased from $0.07 to $0.08 for stockholders of record on August 9, 1996, and payable August 30, 1996. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries.

      A program of repurchasing shares of stock in Reinsurance Group of America, Incorporated was approved at a meeting of that company's Board of Directors held on July 24, 1996. The program is intended to enable Reinsurance Group of America, Incorporated to satisfy obligations under its stock option program and to acquire larger blocks of stock. Purchases will be made in the open market from time to time, at the then prevailing market price, or through negotiated transactions.

      The ability of the Company to make debt principal and interest payments as well as dividend payments to shareholders is ultimately dependent on the earnings and surplus of subsidiaries and the undeployed debt proceeds. The transfer of funds from the insurance subsidiaries to Reinsurance Group of America, Incorporated is subject to applicable insurance laws and regulations.

PART II - OTHER INFORMATION
- - ---------------------------

ITEM 1
- - ------

Legal Proceedings
- - -----------------

From time to time, subsidiaries of Reinsurance Group of America, Incorporated are subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that any such pending litigation or arbitration would have a material adverse effect on the Company's future operations.

ITEM 4
- - ------

Submission of Matters to a Vote of Security Holders
- - ---------------------------------------------------

The annual meeting of stockholders was held in St. Louis, Missouri, on May 15, 1996. At the meeting the election of three incumbent directors was submitted to the stockholders. Each director had been nominated for a three year term. Proxies were solicited from stockholders, and the outcome of the voting was as follows:

                                                                                 Broker
                                     For                 Withheld               Non-Votes
                                     ---                 --------               ---------
   J. Cliff Eason ............... 10,778,220 ............. 100 ................ 6,046,076
   Leonard M. Rubenstein ........ 10,778,220 ............. 100 ................ 6,046,076
   H. Edwin Trusheim ............ 10,778,220 ............. 100 ................ 6,046,076

There were no other nominees and all three incumbents were re-elected. Continuing in office as directors of the Company are: Bernard A. Edison, Dennis F. Hardcastle, Richard A. Liddy, William A. Peck, M.D., William P. Stiritz, and A. Greig Woodring.

Proxies were solicited from the stockholders for approval of amendments to the Flexible Stock Plan, the Executive Performance Share Plan, and the Management Incentive Plan. The Flexible Stock Plan provides for the award of benefits such as stock options to retain and reward employees and others. Amendments to the Plan were proposed which would establish limits to the number of stock options and stock appreciation rights which may be granted to one individual in any one year and specify that the members of the committee administering the Plan are outside directors as defined in the Internal Revenue Code. The stockholders approved the amendments with 10,765,920 shares voting in favor, 12,300 shares opposed, 100 shares abstaining, and 6,046,076 broker non-votes.

The Executive Performance Share Plan provides for grants in the form of performance shares to be credited to the accounts of certain officers and key employees of the Company. An amendment was proposed specifying that the members of the committee that selects participants in this plan be outside directors as defined in the Internal Revenue Code. The stockholders approved this amendment by a vote of 10,765,720 in favor, 12,300 shares opposed, 300 shares abstaining, and 6,046,076 broker non-votes.

The Management Incentive Plan provides for awards in the form of cash plus performance shares or other stock-based compensation to key employees. Amendments to this plan were proposed that would require that awards be based on performance goals established in advance and set an annual maximum of $750,000 in compensation payable to any participant. The amendments were passed by the shareholders by a vote of 10,763,720 in favor, 14,300 shares opposed, 300 shares abstaining, and 6,046,076 broker non-votes.

ITEM 6
- - ------

Exhibits and Reports on Form 8-K
- - --------------------------------

(a)   See index to exhibits.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on April 5, 1996, regarding the sale of $100,000,000 of Reinsurance Group of America, Incorporated 7-1/4% Senior Notes due 2006. No other reports on Form 8-K were filed during the three months ended June 30, 1996.

                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



August 12, 1996               By: /s/ A. Greig Woodring
                                  -------------------------------------
                                       A. Greig Woodring
                              President & Chief Executive Officer






August 12, 1996                 /s/ Jack B. Lay
                                ----------------------------------------
                                       Jack B. Lay
                             Executive Vice President & Chief Financial Officer

                 INDEX TO EXHIBITS

Exhibit
Number      Description
- - ------      -----------


 3.1        Restated Articles of Incorporation of
            Reinsurance Group of America, Incorporated
            ("RGA") incorporated by reference to Exhibit
            3.1 to Registration Statement on Form S-1
            (No. 33-58960) filed on March 2, 1993

 3.2        Bylaws of RGA incorporated by reference to
            Exhibit 3.2 to Registration Statement on Form
            S-1 (No. 33-58960) filed on March 2, 1993

 3.3        Form of Certificate of Designations for Series
            A Junior Participating Preferred Stock incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960) filed on April 14, 1993

27.1        Financial Data Schedule