Form 10-Q/A
period 1996-06-30
REINSURANCE GROUP OF AMERICA INC
filed 1996-09-16
CIK 898174

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q/A
                        AMENDMENT NO. 1
  (MARK ONE)
  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

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

    REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                            FORM 10-Q/A

                         TABLE OF CONTENTS
ITEM                                                                       PAGE
- ----                                                                       ----

6   Exhibits and Reports on Form 8-K                                       2

    Signatures                                                             3

    Index to Exhibits                                                      4

ITEM 6
- ------

Exhibits and Reports on Form 8-K
- --------------------------------

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



                             Reinsurance Group of America, Incorporated



Date: September 16, 1996     By: /s/ A. Greig Woodring
                                 -------------------------------------
                                        A. Greig Woodring
                             President & Chief Executive Officer






Date: September 16, 1996         /s/ Jack B. Lay
                               ----------------------------------------
                                      Jack B. Lay
                             Executive Vice President & Chief Financial Officer

                 INDEX TO EXHIBITS

Exhibit
Number                   Description
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

 3.2        Bylaws of RGA incorporated by reference to
            Exhibit 3.2 to Registration Statement on Form
            S-1 (No. 33-58960) filed on March 2, 1993

 3.3        Form of Certificate of Designations for Series
            A Junior Participating Preferred Stock incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960) filed on April 14, 1993

10.17<F*>   RGA Management Incentive Plan as Amended and
            Restated Effective January 1, 1996

10.22<F*>   RGA Flexible Stock Plan as Amended and Restated
            Effective January 1, 1996

10.24<F*>   RGA Executive Performance Share Plan as Amended and
            Restated Effective January 1, 1996

27.1<F**>   Financial Data Schedule

[FN]
<F*>  Represents a management contract or compensatory plan or arrangement.
<F**> Previously filed.