Form 10-Q
period 1996-09-30
REINSURANCE GROUP OF AMERICA INC
filed 1996-11-13
CIK 898174

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(MARK ONE)
/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

/   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     ---------------------------

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

                     ---------------------------


      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                   YES   X         NO
                                                      --------       -------
COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 1996:
16,838,896 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                  TABLE OF CONTENTS


             ITEM                                                         PAGE
             ----                                                         ----

                              PART I - FINANCIAL INFORMATION
                              ------------------------------

1    Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 1996 and December 31, 1995                                3

     Condensed Consolidated Statements of Income (Unaudited)
     Three months and nine months ended September 30, 1996 and 1995          4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine months ended September 30, 1996 and 1995                           5

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                                  6

2    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                          7-17


                                   PART II - OTHER INFORMATION
                                   ---------------------------

1    Legal Proceedings                                                      18

6    Exhibits and Reports on Form 8-K                                       18

     Signatures                                                             19

     Index to Exhibits                                                      20

                           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)

                                                                                    September 30,            December 31,
                                                                                        1996                     1995
                                                                                   ---------------         ---------------
                                                                                             (Dollars in thousands)
            Assets
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $1,475,406 and
      $834,314 at September 30, 1996 and December 31, 1995, respectively)           $ 1,491,176             $   887,457
Mortgage loans                                                                           41,655                   -
Policy loans                                                                            379,009                 346,942
Funds withheld at interest                                                              127,893                 101,841
Short-term investments                                                                   35,918                  66,161
Other invested assets                                                                     4,558                   3,112
                                                                                     -----------             -----------
      Total investments                                                               2,080,209               1,405,513
Cash and cash equivalents                                                                14,436                  18,258
Accrued investment income                                                                40,801                  17,657
Premiums receivable                                                                      88,594                  84,731
Funds withheld                                                                           30,021                  28,644
Reinsurance ceded receivables                                                            58,033                  64,076
Deferred policy acquisition costs                                                       216,899                 186,813
Other reinsurance balances                                                              153,302                 158,967
Other assets                                                                             32,461                  25,275
                                                                                     -----------             -----------
      Total assets                                                                  $ 2,714,756             $ 1,989,934
                                                                                     ===========             ===========

      Liabilities and Stockholders' Equity
Future policy benefits                                                              $   706,639             $   601,674
Interest sensitive contract liabilities                                               1,019,904                 598,935
Other policy claims and benefits                                                        212,078                 207,673
Other reinsurance balances                                                              146,525                 105,178
Deferred income taxes                                                                    61,181                  61,169
Other liabilities                                                                        66,944                  30,495
Long-term debt                                                                          106,442                   -
                                                                                     -----------             -----------
      Total liabilities                                                               2,319,713               1,605,124
Minority interest                                                                         8,392                   7,881
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                       -                       -
   Common stock (par value $.01 per share; 50,000,000 shares authorized,
      17,366,250 shares issued)                                                             174                     174
   Additional paid in capital                                                           263,169                 263,169
   Currency translation adjustments                                                      (3,179)                 (3,736)
   Unrealized appreciation of securities, net of taxes                                    8,953                  33,010
   Retained earnings                                                                    130,713                  97,802
                                                                                     -----------             -----------
      Total stockholders' equity before treasury stock                                  399,830                 390,419
   Less treasury shares held of 532,354 and 544,354 at cost at September 30, 1996
      and December 31, 1995, respectively                                               (13,179)                (13,490)
                                                                                     -----------             -----------
      Total stockholders' equity                                                        386,651                 376,929
                                                                                     -----------             -----------
      Total liabilities and stockholders' equity                                    $ 2,714,756             $ 1,989,934
                                                                                     ===========             ===========

See accompanying notes to condensed consolidated financial statements.

                             REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                                                             Three months ended            Nine months ended
                                                                                September 30,                September 30,
                                                                          ------------------------      ------------------------
                                                                             1996           1995          1996           1995
                                                                          ---------      ---------      ---------      ---------
                                                                               (Dollars in thousands, except per share data)
Revenues:
   Net premiums                                                           $ 151,284      $ 137,866      $ 482,599      $ 406,157
   Investment income, net of related expenses                                35,873         22,929         96,798         65,853
   Realized investment gains, net                                               127            914          1,922          1,143
   Other revenue                                                              4,754          1,984         12,632          2,248
                                                                           ---------      ---------      ---------      ---------
      Total revenues                                                        192,038        163,693        593,951        475,401

Benefits and expenses:
   Claims and other policy benefits                                         126,342        110,158        407,594        335,454
   Policy acquisition costs and other insurance expenses                     32,633         28,406         93,679         68,265
   Other operating expenses                                                  10,425          7,697         29,165         21,546
   Interest expense                                                           1,959           -             4,198           -
                                                                           ---------      ---------      ---------      ---------
      Total benefits and expenses                                           171,359        146,261        534,636        425,265
                                                                           ---------      ---------      ---------      ---------

      Income before income taxes and minority interest                       20,679         17,432         59,315         50,136

   Provision for income taxes                                                 7,593          6,385         21,840         18,467
                                                                           ---------      ---------      ---------      ---------

      Income before minority interest                                        13,086         11,047         37,475         31,669

Minority interest in earnings of consolidated subsidiaries                     (469)           169           (862)           (15)
                                                                           ---------      ---------      ---------      ---------

      Net income                                                          $ $12,617      $  11,216      $  36,613      $  31,654
                                                                           =========      =========      =========      =========

Earnings per common and common equivalent share                           $    0.74      $    0.66      $    2.15      $    1.87
                                                                           =========      =========      =========      =========

Weighted average number of common and common equivalent
   shares outstanding (in thousands)                                         17,009         16,917         16,999         16,868
                                                                           =========      =========      =========      =========


See accompanying notes to condensed consolidated financial statements.

                                 REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                      ---------------------------------
                                                                                         1996                    1995
                                                                                      ---------               ---------
                                                                                            (Dollars in thousands)
Operating Activities:
   Net income                                                                         $  36,613               $  31,654
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                                      (23,145)                (17,500)
         Premiums receivable                                                             (3,858)                (31,176)
         Deferred policy acquisition costs                                              (30,146)                (57,851)
         Funds withheld                                                                  (1,377)                (15,114)
         Reinsurance ceded balances                                                       6,069                 (35,924)
         Future policy benefits, other policy claims and benefits, and
           other reinsurance balances                                                   189,195                 207,800
         Deferred income taxes                                                           13,325                   4,222
         Other assets and other liabilities                                              30,313                   3,204
      Amortization of goodwill and value of business acquired                               879                     784
      Amortization of net investment discounts                                           (6,934)                 (5,497)
      Realized investment gains, net                                                     (1,922)                 (1,143)
      Other, net                                                                           (101)                    847
                                                                                       ----------              ----------
Net cash provided by operating activities                                               208,911                  84,306
Investing Activities:
   Sales of fixed maturity securities:
      Available for sale                                                                 96,664                  97,407
   Maturities of fixed maturity securites:
      Held to maturity                                                                    -                       6,058
      Available for sale                                                                119,949                  12,520
   Purchases of fixed maturity securities:
      Held to maturity                                                                    -                      (3,068)
      Available for sale                                                               (850,108)               (240,026)
   Cash invested in:
      Mortgage loans                                                                    (41,685)                  -
      Policy loans                                                                      (32,067)                 (5,126)
      Funds withheld at interest                                                        (26,052)                (20,023)
   Principal payments on:
      Mortgage loans                                                                         30                   -
      Policy loans                                                                        -                       3,374
   Change in short-term and other invested assets                                        28,645                  (5,950)
   Investment in joint venture and purchase of subsidiary stock                          (3,207)                 (3,366)
                                                                                       ----------              ----------
Net cash used in investing activities                                                  (707,831)               (158,200)
Financing activities:
   Dividends to stockholders                                                             (3,702)                 (3,198)
   Purchase of treasury stock                                                             -                      (2,422)
   Reissuance of treasury stock                                                             312                     156
   Minority interest in earnings                                                            862                      15
   Excess deposits on universal life and other investment type
     policies and contracts                                                             391,573                  72,551
   Proceeds from long-term debt issuance                                                106,335                   -
                                                                                       ----------              ----------
Net cash provided by financing activities                                               495,380                  67,102
Effect of exchange rate changes                                                            (282)                    243
                                                                                       ----------              ----------
Change in cash and cash equivalents                                                      (3,822)                 (6,549)
Cash and cash equivalents, beginning of period                                           18,258                  11,496
                                                                                       ----------              ----------
Cash and cash equivalents, end of period                                              $  14,436               $   4,947
                                                                                       ==========              ==========

See accompanying notes to condensed consolidated financial statements.

         REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996
                                (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1995.

The Company has reclassified the presentation of certain prior period information to conform with the 1996 presentation.

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

In July 1996, RGA created RGA Reinsurance Company - Chile, a wholly-owned reinsurance company licensed to assume life reinsurance business in Chile.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
----------------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $13.4 million, or 9.7%, to $151.3 million in the third quarter of 1996 compared to $137.9 million for the same period in 1995.

Premiums by major segment were as follows (in millions):

                                                                                                    Change
                                                                                                ---------------
                                           1996                     1995                  Dollars                 Percent
                                           ----                     ----                  -------                 -------
U.S. ordinary life                        $106.9                    97.6                     9.3                     9.5

Canadian ordinary life                      12.4                    12.3                     0.1                     0.8

Accident and health                         12.6                    10.3                     2.3                    22.3

Other international                         19.4                    17.7                     1.7                     9.6
                                            ----                    ----                     ---

Totals                                    $151.3                   137.9                    13.4                     9.7
                                          ======                   =====                    ====                     ===

Premiums will fluctuate from quarter to quarter due to the timing of production and normal reporting lags experienced from client companies. In the U.S. ordinary life segment, premiums related to the block of business obtained from ITT Lyndon are included in both periods. As this business was reinsured with an effective date of July 1, 1995, the impact of this business on quarterly premium fluctuations will diminish going forward. The increase of $9.3 million in U.S. ordinary life premium compared to the same period in 1995 was attributed to the processing of several large blocks of new business and continued growth of the core business, offset by late reported lapses from client companies.

The Canadian ordinary life premiums were relatively flat compared to the same period of 1995. Business premium fluctuates due to normal reporting lags experienced by client companies and the timing of production. At September 30, 1996, this segment had a higher than normal amount of unprocessed business due to insufficient information reported by client companies. Upon receipt of the appropriate information, this business should be processed in the quarter ended December 31, 1996. The effect of the changes in foreign exchange rates during the third quarter of 1996 compared to the same period of 1995 was not material.

Accident and health premiums increased $2.3 million, or 22.3% from the same period in 1995. The increase was primarily due to the timing of statements received from client companies.

The Company's other international business premiums increased $1.7 million, or 9.6% from the same period in 1995. Premiums from the South American operations decreased $3.2 million due to lower renewal rates on premiums for mortality risk reinsurance. Also, an additional allowance for uncollectible premiums was recorded for life policies in Argentina which reduced premium income. In the Asia Pacific operations, premiums increased $4.9 million, primarily as a result of processing a new block of business and growth in the existing business. Overall, the base of business from the international segment continues to grow.

      Investment Income, Net. Investment income, net of investment expenses, increased $13.0 million, or 56.8%, to $35.9 million in the third quarter of 1996 from $22.9 million for the same period in 1995. The cost basis of invested assets increased $715.0 million from September 30, 1995, to September 30, 1996. The increase in invested assets was a result of an increase in operating cash flows, net proceeds of $99.0 million from the 7-1/4% Senior Notes issued by Reinsurance Group of America, Incorporated, and reinsurance transactions involving deposits relating to a variable guaranteed interest product (stable value product) totaling $370.5 million and $112.5 million during 1996 and the second half of 1995, respectively.
The average yield earned on the consolidated investment portfolio was 7.29% for the third quarter of 1996 compared to 7.72% for the same period in 1995. The decrease in overall yield was a result of the assets in the stable value product portfolio that carry a lower average yield which are of a shorter duration and are matched with the shorter duration stable value product liabilities. The stable value product asset portfolio generated $7.4 million of investment income for the third quarter of 1996, which was largely offset by earnings credited to ceding companies included in claims and other policy benefits.

      Realized Investment Gains, Net. In the third quarter of 1996, the Company reported net realized investment gains of $0.1 million compared to $0.9 million for the prior year's period.

      Other Revenue. Other revenue increased $2.8 million in the third quarter of 1996 compared to the same period in 1995. Other revenue includes items such as fees associated with financial reinsurance, equity in earnings of minority owned subsidiaries, management fee income, and miscellaneous income related to late premium payments. The increase in other revenue was primarily attributed to the assumption of certain financial reinsurance treaties that resulted in $3.9 million in financial reinsurance fees during the third quarter of 1996 compared to $2.4 million for the same period in
1995.   This increase was partially offset by fees paid to retrocessionaires of $3.5 million included in other insurance expenses during 1996 compared to $2.1 million for the same period in 1995. In addition, the Company reported equity in earnings of a minority owned subsidiary of $0.5 million in the third quarter of 1996 for a subsidiary that was formed in the third quarter of 1995.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $16.1 million, or 14.6%, to $126.3 million in the third quarter of 1996 compared to $110.2 million for the same period in 1995.

Claims and other policy benefits by major segment were as follows (in millions):

                                                                                                    Change
                                                                                                ---------------
                                           1996                     1995                  Dollars                 Percent
                                           ----                     ----                  -------                 -------
U.S. ordinary life                        $ 92.4                    77.9                    14.5                    18.6

Canadian ordinary life                      10.1                    10.0                     0.1                     1.0

Accident and health                          9.7                     7.1                     2.6                    36.6

Other international                         14.1                    15.2                    (1.1)                   (7.2)
                                            ----                    ----                    -----
Totals                                    $126.3                   110.2                    16.1                    14.6
                                          ======                   =====                    ====                    ====

The increase in claims and other policy benefits in the U.S. ordinary life segment was partially a result of the growth in the overall volume of business and amount of insurance at risk. Also, interest credited on the stable value product liabilities included in claims and other policy benefits was $6.1 million in the third quarter of 1996. The U.S. ordinary life segment experienced mortality results which were about as expected during the third quarter of 1996. The Company expects actual mortality experience to fluctuate from period to period, but believes it is fairly constant over longer periods of time.

The Canadian claims and other policy benefits increased $0.1 million when compared to the same period in 1995. For the Canadian segment, the increase over the prior year was affected by an increase in the reserve levels due to the overall increase in the amount at risk and the aging of the existing blocks of business. The effect of the changes in foreign exchange rates during the third quarter of 1996 compared to the same period of 1995 was not material.

Accident and health claims and other policy benefits increased $2.6 million, primarily resulting from strengthening of claim liabilities and reserves on several closed blocks of business.

The decrease in claims and other policy benefits in the other international business relates to the mix of business being written in the current year compared to prior year. The mortality risk reinsurance assumed in Argentina had lower premium and reserve increases during 1996 based on an overall change in the method of reinsurance.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $32.6 million, or 21.5% of net premiums for the quarter. This compared to insurance expenses of $28.4 million, or 20.6% of net premiums for the third quarter 1995. The increase as a percent of net premium is mainly attributable to the fees paid to retrocessionaires discussed above under other revenue.

Policy acquisition costs and other insurance expenses by major segment were as follows (in millions):

                                                                                                    Change
                                                                                                ---------------
                                           1996                     1995                  Dollars                 Percent
                                           ----                     ----                  -------                 -------
U.S. ordinary life                        $ 21.3                    21.5                    (0.2)                   (0.9)

Canadian ordinary life                       2.4                     2.2                     0.2                     9.1

Accident and health                          4.0                     2.8                     1.2                    42.9

Other international                          4.9                     1.9                     3.0                   157.9
                                             ---                     ---                     ---
Totals                                    $ 32.6                    28.4                     4.2                    14.8
                                            ====                    ====                     ===                    ====

In the U.S. ordinary life segment, policy acquisition costs and other insurance expenses increased as a percent of net premium to approximately 20.0% for the third quarter of 1996 compared to 17.2% for the entire year of 1995. The increase in the U.S. ordinary life segment resulted primarily from the financial reinsurance business which the Company obtained effective July 1, 1995, coupled with an overall increase in the amount at risk. Most of the financial reinsurance business assumed by the Company was retroceded to other reinsurers. The cost of these retrocessions is included in policy acquisition costs and other insurance expenses and represents an offset to surplus relief fees included in other income.

The increase in the accident and health segment is a result of a continued transition in the mix of business during 1996. A larger percentage of business is being written on a quota share basis resulting in higher premiums and commissions. The majority of business is being received on a quota share basis as opposed to an excess risk basis.

The increase in the other international segment was attributed to a shift in the mix of business compared with the prior year. This business was primarily mortality risk reinsurance in the third quarter of 1995 versus single premium immediate annuity business in 1996. Single premium immediate annuity business includes a more traditional acquisition and insurance expense margin.

Overall, policy acquisition costs and other insurance expenses continue to fluctuate with business volume and changes in product mix from period to period.

      Other Operating Expenses. Other operating expenses increased $2.7 million, or 35.1%, to $10.4 million for the third quarter in 1996 compared to $7.7 million for the same period in 1995. Expenses of the U.S. operations increased $1.2 million while expenses of the Canadian operations increased $0.2 million. In addition, the other international business operating expenses increased $1.4 million which represented operating costs in South America and Asia Pacific, as well as additional home office support staff for these operations. The increase in other expenses was primarily the result of planned activities associated with pursuing new business opportunities domestically and expansion efforts internationally.

      Interest Expense. Interest expense during the third quarter of 1996 relates to the issuance of $100.0 million (principal amount) of 7-1/4% Senior Notes by Reinsurance Group of America, Incorporated on March 22, 1996, and the financing of a portion of the Company's Australian reinsurance operations, RGA Australian Holdings PTY, Limited. Interest cost was $2.0 million for the third quarter of 1996 with $1.8 million related to the Senior Notes.

      Provision for Income Taxes. Income tax expense represented approximately 36.7% of pre-tax income, compared to 36.6% for the third quarter of 1995. The effective tax rate of 36.7% represents the Company's expected annual effective tax rate.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $76.4 million, or 18.8%, to $482.6 million through the third quarter of 1996 compared to $406.2 million for the same period of 1995. Premiums by major segment were as follows
(in millions):


                                                                                                    Change
                                                                                                ---------------
                                           1996                     1995                  Dollars                 Percent
                                           ----                     ----                  -------                 -------
U.S. ordinary life                        $ 356.2                  291.8                    64.4                    22.1

Canadian ordinary life                       41.2                   35.2                     6.0                    17.0

Accident and health                          38.4                   35.4                     3.0                     8.5

Other international                          46.8                   43.8                     3.0                     6.8
                                             ----                   ----                     ---

Totals                                    $ 482.6                  406.2                    76.4                    18.8
                                          =======                  =====                    ====                    ====

Through the third quarter of 1996, U.S. ordinary life premiums increased by 22.1% over the same period in 1995. The increase was attributed to new business production, renewal premium increases from existing blocks of business, revisions of existing treaties, and the continuing impact of past production. A significant portion of the increase was attributed to new business production, which includes the business obtained in the ITT Lyndon transaction that was effective July 1, 1995. The impact of the original business reinsured by this transaction on period to period trends will diminish going forward. In addition, growth in credit life premiums of $7.9 million over 1995 contributed to the overall increase in premiums. Reported premiums will fluctuate from period to period due to normal reporting lags experienced by client companies and the timing of production.

The Canadian ordinary life premiums increased $6.0 million, or 17.0% from the same period in 1995. The increase was attributed to continued growth in new business and incremental increases in renewal premium rates. The effect of the changes in foreign exchange rates during the first nine months of 1996 compared to the same period of 1995 was not material.

The accident and health premium level increased 8.5% compared to the same period in 1995. This rate of increase reflects the Company's decision to remain selective in the opportunities it pursues. Reported premium will fluctuate from period to period due to the timing of statements received from client companies.

The Company's other international business contributed to the increase in premiums with $31.3 million in premiums from South America and $15.5 million from Asia Pacific. The premiums from South America generally represent results from the Company's joint venture in Chile and wholly-owned businesses in Chile and Argentina. Premiums from South America decreased by $3.2 million in the first nine months of 1996 compared to the same period of 1995. This decrease was the result of increasing the allowance for uncollectible premiums for life policies in Argentina and lower renewal rates on premiums for mortality risk reinsurance assumed from Argentina.
The premiums from Asia Pacific increased as a result of the growth in the base of business from the prior year and the processing of a new block of business. Overall, the base of business from the other international segment continues to grow.

      Investment Income, Net. Investment income, net of investment expenses, increased $30.9 million, or 46.9%, to $96.8 million through the end of the third quarter of 1996 compared to $65.9 million for the same period in 1995. The cost basis of invested assets increased $715.0 million from September 30, 1995, to September 30, 1996. The increase in invested assets was a result of an increase in operating cash flows, net proceeds of $99.0 million from the 7-1/4% Senior Notes issued by the Company, and reinsurance transactions involving stable value product deposits from ceding companies of $370.5 million and $112.5 million during 1996 and the second half of 1995, respectively. The average yield earned was 7.29% through the third quarter of 1996 compared with 7.67% earned in the same period of 1995. The decrease in overall yield was a result of the assets in the stable value product portfolio that carry a lower average yield which are of a shorter duration and are matched with the shorter duration stable value product liabilities. The stable value product asset portfolio generated $15.7 million of investment income through the end of the third quarter of 1996, which was largely offset by earnings credited to ceding companies included in claims and other policy benefits.

      Realized Investment Gains, Net. Realized investment gains increased $0.8 million to $1.9 million through the end of the third quarter of 1996 compared to $1.1 million in the same period of 1995. This was primarily the result of repositioning the Company's Canadian operation portfolio to achieve a better duration match for the assets and liabilities.

      Other Revenue. Other revenue increased $10.4 million to $12.6 million through the end of the third quarter of 1996 compared to $2.2 million for the same period in 1995. This increase was primarily attributed to fee income for the assumption of certain financial reinsurance treaties resulting in $10.7 million in financial reinsurance fees. This increase was partially offset by fees paid to retrocessionaires of $9.3 million included in other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $72.1 million, or 21.5%, to $407.6 million through the end of the third quarter of 1996 compared to $335.5 million for the same period in 1995.

Claims and other policy benefits by major segment were as follows (in millions):

                                                                                                    Change
                                                                                                ---------------
                                           1996                     1995                  Dollars                 Percent
                                           ----                     ----                  -------                 -------
U.S. ordinary life                        $308.7                   247.4                    61.3                    24.8

Canadian ordinary life                      33.8                    27.4                     6.4                    23.4

Accident and health                         29.0                    24.6                     4.4                    17.9

Other international                         36.1                    36.1                     -                        -
                                            ----                    ----                     ---
Totals                                    $407.6                   335.5                    72.1                    21.5
                                          ======                   =====                    ====                    ====

Through the third quarter of 1996, the increase in claims and other policy benefits in the U.S. ordinary life segment was the result of increased business levels over the comparable prior year period, interest paid for the stable value product of $13.0 million, and less favorable mortality than that experienced in the same period in 1995. The Company expects mortality to fluctuate from period to period, but believes it is fairly constant over longer periods of time.

The Canadian claims and other policy benefits increased $6.4 million when compared to the same period in 1996. In Canada, the mortality results were above the expected level through the third quarter of 1996 compared to favorable mortality during the first nine months of 1995. The Company continues to monitor mortality trends to determine the appropriateness of reserve and IBNR levels. Overall, the effect of the changes in foreign exchange rates through the third quarter of 1996 compared to the same period of 1995 was not material.

The accident and health segment increase related to the strengthening of claim liabilities on several closed blocks of business. The claims and other policy benefits for the other international operations remained stable between years.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $93.7 million, or 19.4% of net premium through the third quarter of 1996. This compared to 16.8% of net premiums through the third quarter of 1995.

Policy acquisition costs and other insurance expenses by major segment were as follows (in millions):


                                                                                                    Change
                                                                                                ---------------
                                           1996                     1995                  Dollars                 Percent
                                           ----                     ----                  -------                 -------
U.S. ordinary life                        $ 66.0                   48.7                     17.3                    35.5

Canadian ordinary life                       7.0                    6.7                      0.3                     4.5

Accident and health                         11.9                    9.9                      2.0                    20.2

Other international                          8.8                    3.0                      5.8                   193.3
                                             ---                    ---                      ---
Totals                                    $ 93.7                   68.3                     25.4                    37.2
                                          ======                   ====                     ====                    ====

In the U.S. ordinary life segment, the increase in expenses as a percent of premium to 18.5% through the third quarter of 1996, from 16.7% for the same period of 1995, was primarily a result of financial reinsurance transactions which were effective July 1, 1995. Most of the financial reinsurance business assumed by the Company was retroceded to other reinsurers. The cost of these retrocessions is included in policy acquisition costs and other insurance expenses. The Company's international activities have experienced a shift in the mix of business compared with the prior year. This business was primarily mortality risk reinsurance in 1995 versus the single premium immediate annuity business received in 1996. Single premium immediate annuity business includes a more traditional acquisition and insurance expense margin.

Overall, policy acquisition costs and other insurance expenses continue to fluctuate with business volume and changes in product mix from period to period.

      Other Operating Expenses. Other operating expenses increased $7.7 million, or 35.8%, to $29.2 million in 1996 compared to $21.5 million for the same period in 1995. The 1996 and 1995 amounts represented approximately 4.7% and 4.0% of gross premium, respectively. The increase in other expenses was primarily the result of planned activities associated with pursuing new business opportunities domestically and expansion efforts internationally.

      Interest Expense. Interest expense during 1996 related to the issuance of $100.0 million (principal amount) of 7-1/4% Senior Notes by Reinsurance Group of America, Incorporated on March 22, 1996, and the financing of a portion of the Company's Australian reinsurance operations, RGA Australian Holdings PTY. Interest cost through the third quarter of 1996 was $4.2 million with $3.8 million related to the Senior Notes.

      Provision for Income Taxes. Income tax expense represented approximately 36.8% of pre-tax income through the third quarter of 1996 and 1995. The effective tax rate of 36.8% represents the Company's expected annual effective tax rate.


LIQUIDITY AND CAPITAL RESOURCES

      Invested assets increased by $674.7 million, or 48.0%, to $2,080.2 million at September 30, 1996, compared to $1,405.5 million at December 31, 1995. The increase resulted from cash deposits on certain reinsurance transactions of $370.5 million, net proceeds from a Senior Note offering of $99.0 million, and positive operating cash flows. These increases were partially offset by a decrease in the fair value adjustment of fixed maturities available for sale of $37.4 million. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

      At September 30, 1996, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $15.8 million.

      The Company began investing in commercial mortgages during this quarter. Those mortgages were originated by an affiliate of the Company, Conning Asset Management Company, and are subject to strict guidelines regarding loan to value ratios, credit attributes of borrowers, and cash flows of underlying properties.

      A regular quarterly dividend of $0.08 per share is payable on November 29, 1996, to shareholders of record on November 8, 1996. All future payments of dividends are at the discretion of the Board of Directors of Reinsurance Group of America, Incorporated and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries.

      A program of repurchasing shares of stock in Reinsurance Group of America, Incorporated was approved at a meeting of the company's Board of Directors held on July 24, 1996. The program is intended to enable Reinsurance Group of America, Incorporated to satisfy obligations under its stock option program and to acquire larger blocks of stock. Purchases will be made in the open market from time to time, at the then prevailing market price, or through negotiated transactions. To date, no shares have been repurchased in connection with this program.

      The ability of the Company to make debt principal and interest payments as well as dividend payments to shareholders is ultimately dependent on the earnings and surplus of subsidiaries and the undeployed debt proceeds. The transfer of funds from the insurance subsidiaries to Reinsurance Group of America, Incorporated is subject to applicable insurance laws and regulations.

PART II - OTHER INFORMATION
---------------------------

ITEM 1
------

LEGAL PROCEEDINGS
-----------------

From time to time, subsidiaries of Reinsurance Group of America, Incorporated are subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that any such pending litigation or arbitration would have a material adverse effect on the Company's future operations.


ITEM 6
------

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)   See index to exhibits.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                    SIGNATURES
                                    ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Reinsurance Group of America, Incorporated



                                    By:  /s/ A. Greig Woodring       11/12/96
                                         --------------------------------------
                                                A. Greig Woodring
                                           President & Chief Executive Officer






                                          /s/ Jack B. Lay            11/12/96
                                         --------------------------------------
                                                      Jack B. Lay
                                             Executive Vice President & Chief
                                                   Financial Officer

INDEX TO EXHIBITS

Exhibit
Number                        Description
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