Form 10-K
period 1996-12-31
REINSURANCE GROUP OF AMERICA INC
filed 1997-03-24
CIK 898174

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                    FORM 10-K

  X   Annual report pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934 for the fiscal year ended December 31, 1996

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                         Commission file number 1-11848

                  REINSURANCE GROUP OF AMERICA, INCORPORATED
            (Exact name of registrant as specified in its charter)

                  Missouri                                  43-1267032
     (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

660 Mason Ridge Center Drive, St. Louis, Missouri             63141
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (314) 453-7300

          Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange
      Title of each class                              on which registered
      -------------------                             ---------------------
  Common Stock, par value $0.01                       New York Stock Exchange
  Preferred Stock Purchase Rights                     New York Stock Exchange

            Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X  No
                                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 1997, as reported on the New York Stock Exchange was approximately $306,440,904.

As of March 1, 1997, Registrant had outstanding 16,978,896 shares of Common
Stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for 1996 ("the Annual Report") are incorporated by reference in Parts I, II, and IV of this Form 10-K. Certain portions of the Definitive Proxy Statement in connection with the 1997 Annual Meeting ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1996, are incorporated by reference in Part III of this Form 10-K.

                         REINSURANCE GROUP OF AMERICA, INCORPORATED

                                           Form 10-K

                                  YEAR ENDED DECEMBER 31, 1996

                                             INDEX


Item                                                                        Page
Number                                                                  of this Form
------                                                                  ------------
                                       Part I
1.          Business                                                               3
2.          Properties                                                            19
3.          Legal Proceedings                                                     19
4.          Submission of Matters to a Vote of Security Holders                   19

                                       Part II

5.          Market for Registrant's Common Equity and Related
              Stockholder Matters                                                 19
6.          Selected Financial Data                                               20
7.          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                 20
8.          Financial Statements and Supplementary Data                           20
9.          Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                             20

                                       Part III

10.         Directors and Executive Officers of the Registrant                    20
11.         Executive Compensation                                                22
12.         Security Ownership of Certain Beneficial Owners and Management        22
13.         Certain Relationships and Related Transactions                        22

                                       Part IV

14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K      23


Item 1.       BUSINESS

A.    Overview

      Reinsurance Group of America, Incorporated (RGA) is an insurance holding company formed December 31, 1992. The consolidated financial statements include the assets, liabilities, and results of operations of RGA;
RGA Reinsurance Company (RGA Reinsurance), formerly Saint Louis Reinsurance
Company; RGA Australian Holdings PTY, Limited (Australian Holdings); RGA
Reinsurance Company (Barbados) Ltd. (RGA Barbados); RGA Reinsurance Company
(Bermuda) Ltd. (RGA Bermuda); G.A. Canadian Holdings, Ltd. (Canadian
Holdings), a Canadian insurance holding company; RGA Sudamerica, S.A., a Chilean holding company; and Manantial Seguros de Vida, S.A. (Manantial), an
Argentine life insurance company; along with the subsidiaries of RGA
Reinsurance, Australian Holdings, Canadian Holdings, and RGA Sudamerica,
S.A., subject to an ownership position of fifty percent or more
(collectively, the Company).

      The Company is primarily engaged in ordinary life reinsurance, accident and health reinsurance, and international life and disability on a direct and reinsurance basis. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company (General American), have been engaged in the business of life reinsurance since 1973. As of December 31, 1996, the Company had approximately $2.9 billion in consolidated assets.

      Reinsurance is an arrangement under which an insurance company, the "reinsurer," agrees to indemnify another insurance company, the "ceding company," for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single life or risk; (ii) stabilize operating results by leveling fluctuations in the ceding company's loss experience; (iii) assist the ceding company to meet applicable regulatory requirements; and (iv) enhance the ceding company's financial strength and surplus position.

      "Ordinary life" reinsurance primarily refers to reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies.
Ceding companies typically contract with more than one company to reinsure their business. Reinsurance may be written on an indemnity or an assumption basis. Indemnity reinsurance does not discharge a ceding company from liability to the policyholder; a ceding company is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurers. In the case of assumption reinsurance, the ceding company is discharged from liability to the policyholder, with such liability passed to the reinsurer. Reinsurers also may purchase reinsurance, known as retrocession reinsurance, to cover their own risk exposure. Reinsurance companies enter into retrocession agreements for reasons similar to those that cause primary insurers to purchase reinsurance.

      Reinsurance may be written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured, with the pricing and other terms established at the time the policy is underwritten based upon rates negotiated in advance. Facultative reinsurance normally is purchased by insurance companies for medically impaired lives, unusual risks, or liabilities in excess of binding limits on their automatic treaties.

      An automatic reinsurance treaty provides that the ceding company will cede risks to a reinsurer on specified blocks of business where the underlying policies meet the ceding company's underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual risk. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with the specified policies written by the ceding company. Automatic reinsurance treaties specify the ceding company's binding limit, which is the maximum amount of risk on a given life that can be ceded automatically and that the reinsurer must accept. The binding limit may be stated either as a multiple of the ceding company's retention or as a stated dollar amount.

      Facultative and automatic reinsurance may be written as yearly renewable term, coinsurance, or modified coinsurance, which vary with the type of risk assumed and the manner of pricing the reinsurance. Under a yearly renewable term treaty, the reinsurer assumes only the mortality or morbidity risk. Under a coinsurance arrangement, depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy. Modified coinsurance differs from coinsurance only in that the assets supporting the reserves are retained by the ceding company while the risk is transferred to the reinsurer.

      Generally, the amount of ordinary life reinsurance ceded under facultative and automatic reinsurance agreements is stated on either an excess or a quota share basis. Reinsurance on an excess basis covers amounts in excess of an agreed-upon retention limit. Retention limits vary by ceding company and also vary by age and underwriting classification of the insured, product, and other factors. Under quota share reinsurance, the ceding company states its retention in terms of a fixed percentage of the risk that will be retained, with the remainder up to the maximum binding limit to be ceded to one or more reinsurers.

      Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) and subject to certain other conditions, including that the ceding company kept its full retention. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business.

      The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor which is taken into account when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; and (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured, which prevents a ceding company from recapturing only the most profitable policies. In addition, when a ceding company increases its retention and recaptures reinsured policies, the reserves maintained by the reinsurer to support the recaptured portion of the policies are released by the reinsurer.

      The Company also provides financial reinsurance to assist ceding companies in meeting applicable regulatory requirements and enhancing ceding companies' financial strength and statutory surplus position. The Company provides ceding companies financial reinsurance by committing cash or assuming insurance liabilities. Generally, such amounts are offset by receivables from ceding companies which are supported by the future profits from the reinsured block of business. The Company earns a return based on the amount of outstanding reinsurance. The Company retrocedes most of this business to other insurance companies to alleviate the strain created by this business.

B.    Corporate Structure

      RGA is a holding company, the principal assets of which consist of the common stock of RGA Reinsurance and Canadian Holdings, as well as investments in several other subsidiaries or joint ventures and a portfolio consisting primarily of highly liquid investment securities. The primary source of funds for RGA to make dividend distributions is dividends paid to RGA by RGA
Reinsurance and Canadian Holdings and investment securities maintained in the portfolio. RGA Reinsurance's principal source of funds is derived from current operations. Canadian Holdings' principal source of funds is dividends on its equity interest in RGA Canada Management Company, Ltd. (RGA
Canada Management), whose principal source of funds is dividends paid by RGA
Life Reinsurance Company of Canada (RGA Canada). RGA Canada's principal source of funds is derived from current operations. At December 31, 1996, $97.5 million of liquid investment securities were held by RGA, and were available for any corporate funding needs that may arise.

      The U.S. ordinary life reinsurance business represented 72.1% of the Company's business as measured by 1996 net premiums and has experienced significant growth since inception to 1996. The U.S. ordinary life operation markets life reinsurance, through RGA Reinsurance, primarily to the largest
U.S. ordinary life insurance


companies.  RGA Reinsurance, a Missouri domiciled stock life insurance
company, is wholly-owned by RGA.   As of December 31, 1996, RGA Reinsurance
had statutory capital and surplus of $205.9 million.

      The Company's Canadian ordinary life reinsurance business, which represented 9.3% of the Company's business as measured by 1996 net premiums, is conducted primarily through RGA Canada, an indirect subsidiary of Canadian
Holdings.  Canadian Holdings, a wholly-owned subsidiary of RGA, is a New
Brunswick holding company which owns 100% of RGA Canada Management, also a New Brunswick holding company, which in turn owns 100% of RGA Canada.

      The Company's accident and health reinsurance business, which represented 8.5% of the Company's business as measured by 1996 net premiums, is assumed by RGA Reinsurance. RGA Reinsurance owns 51% of Fairfield
Management Group, Inc. (Fairfield), formerly known as Great Rivers Holding
Company, which in turn owns 100% of Great Rivers Reinsurance Management, Inc.
(Great Rivers Reinsurance Management). Great Rivers Reinsurance Management performs underwriting and administrative services for the accident and health business reinsured by RGA Reinsurance. In addition, Fairfield owns 100% of Reinsurance Partners, Inc. (Re Partners), formerly known as Adrian Baker
Reinsurance Intermediaries Inc.  Fairfield also owns 80% of RGA U.K.
Underwriting Agency Limited (RGA UK), a contact office for RGA Reinsurance in the United Kingdom. Management of Fairfield owns the remaining 49% of Fairfield. RGA and management have granted each other certain rights of first refusal with respect to the stock of Fairfield. RGA has certain rights and obligations to purchase the remaining 49% of the stock of Fairfield.
Management of RGA UK owns the remaining 20% of RGA UK.  See "Certain
Relationships and Related Transactions."

      During 1996, RGA continued to be active in the international insurance market. Business in the other international segment represented 10.1% of the Company's business as measured by 1996 net premiums. The other international segment represents business which is primarily in the Latin American and Asia
Pacific regions.  RGA Sudamerica, S.A., which is 99% owned by RGA and 1%
owned by RGA Barbados, is a Chilean holding company which currently has a 50%
investment in BHIF America Seguros de Vida, S.A. (BHIF America), and a 99% investment in RGA Reinsurance Company Chile S.A. (RGA Chile), (the remaining
1% of RGA Chile is owned by RGA Barbados). BHIF America sells Chilean insurance products, including single premium immediate annuities, credit life, and disability insurance. In July 1996, RGA created RGA Chile, which is licensed to assume life reinsurance business in Chile. To date, all business assumed by RGA Chile was ceded from BHIF America. RGA also operates in Argentina through Manantial, a subsidiary which is 99% owned by RGA and 1% owned by RGA Sudamerica S.A. Manantial markets and sells individual, group, and credit life and disability insurance. RGA Reinsurance also provides life and certain forms of disability reinsurance to life insurance companies throughout the world.

      In January 1996, RGA formed Australian Holdings, a wholly-owned holding company, and RGA Reinsurance Company of Australia Limited (RGA Australia), a wholly-owned reinsurance company of Australian Holdings licensed to assume life reinsurance in Australia.

      RGA Barbados was formed and capitalized in 1995, providing reinsurance for a portion of certain business assumed by RGA Reinsurance from the ITT
Lyndon Life Insurance Company and certain other reinsurance business.  During
1996, RGA also formed a subsidiary in Bermuda, RGA Bermuda, which had not assumed any reinsurance business as of December 31, 1996.

Historical Review
-----------------

      On December 31, 1992, RGA Canada assumed the Reinsurance Division's
Canadian business by means of a retrocession reinsurance agreement with General American (the "Canadian Retrocession Agreement"). On the same date,
RGA Canada retroceded back to the Reinsurance Division pursuant to a retrocession agreement with General American amounts assumed by RGA Canada pursuant to the Canadian Retrocession Agreement which exceeded RGA Canada's retention limits (the "RGA Canada Retrocession Agreement"). On December 31,
1992, the Reinsurance Division also made a C$10 million capital contribution to RGA Canada and transferred to RGA


Canada cash equal to the liabilities assumed by RGA Canada pursuant to the Canadian Retrocession Agreement, net of amounts retroceded back to the Reinsurance Division pursuant to the RGA Canada Retrocession Agreement.

      On January 1, 1993, RGA Reinsurance entered into a retrocession reinsurance agreement with General American (known as the "U.S. Retrocession
Agreement" and, together with the Canadian Retrocession Agreement, known as the "Retrocession Agreements") pursuant to which all of the business of the General American Reinsurance Division (including the Canadian business retroceded back to the Reinsurance Division by RGA Canada pursuant to the RGA
Canada Retrocession Agreement) was transferred to RGA Reinsurance, net of the financial effects of all other retrocession agreements of the Reinsurance
Division. As of January 1, 1993, the Reinsurance Division also made a $10 million capital contribution to RGA Reinsurance and transferred to RGA
Reinsurance investment assets equal to the liabilities assumed by RGA
Reinsurance pursuant to the U.S. Retrocession Agreement. The remainder of the investment portfolio was transferred by the Reinsurance Division to RGA in April 1993, along with the stock of RGA Reinsurance and Canadian Holdings to RGA. As of the first day of June 1993, all of the full time employees in the Reinsurance Division transferred to RGA Reinsurance.

      The foregoing transactions, including the transfer to RGA of the stock of RGA Reinsurance and Canadian Holdings, the execution of the Retrocession
Agreements, the transfers of investment assets to RGA and RGA Reinsurance, and the capital contributions to RGA Canada and RGA Reinsurance, are hereinafter collectively referred to as the "Restructuring."

Intercorporate Relationships
----------------------------

      As a result of the Restructuring, the Company has all the economic benefits and risks of the reinsurance agreements ceded by General American pursuant to the Retrocession Agreements, although General American currently remains the contracting party with some of the underlying ceding companies.

      RGA operates on a stand-alone basis following the Restructuring, however General American or its affiliates continue to provide certain administrative and other services to RGA and RGA Reinsurance pursuant to separate administrative services agreements, and provide investment advisory services to RGA, RGA Reinsurance, Australian Holdings, RGA Barbados, and RGA
Canada pursuant to separate investment advisory agreements.

      The transfer of the Reinsurance Division to RGA has had no material effect on the existing reinsurance business of the Reinsurance Division.
Some business of RGA Reinsurance continues to be written through General
American pursuant to a marketing agreement between RGA Reinsurance and General American. Under the marketing agreement, General American has agreed to amend and terminate its existing assumed and retroceded reinsurance agreements pursuant to the Retrocession Agreements only at the direction of RGA Reinsurance, thus giving RGA Reinsurance the contractual right to direct future changes to existing reinsurance agreements. Further, General American has agreed, during the term of the marketing agreement, to enter into additional reinsurance agreements under which it is the reinsurer at, and only upon, the direction of RGA Reinsurance. Therefore, until December 31, 1999, the date on which the marketing agreement expires, General American will be precluded from competing with the Company, unless RGA Reinsurance elects to terminate the marketing agreement earlier. Pursuant to the U.S.
Retrocession Agreement, any new reinsurance contracts will automatically be retroceded to RGA Reinsurance. Although primary insurers must look to General American for payment in the first instance with respect to reinsurance business written through General American, the Company will be ultimately liable to General American with respect to such reinsurance.
General American charges RGA Reinsurance quarterly an amount equal to, on an annual basis, 0.25% of specified policy-related liabilities that are associated with existing reinsurance treaties written by General American for the benefit of RGA Reinsurance. Most of the existing reinsurance agreements between General American and various ceding companies were transferred to RGA
Reinsurance, replacing General American as the direct party to the treaties.
As of December 31, 1996, 11 companies had not novated their business directly to RGA Reinsurance which represented 9.8% of RGA Reinsurance's statutory net premiums.


Ratings
-------

      The ability of RGA Reinsurance to write reinsurance for its own account will depend on its financial condition and its ratings. A.M. Best, an independent insurance company rating organization, has rated RGA Reinsurance
"A+." A.M. Best's ratings are based upon an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. A.M. Best's ratings for insurance companies currently range from "A++" to "F", and some companies are not rated. Publications of A.M. Best indicate that "A+" and "A++" ratings are assigned to those companies which, in A.M. Best's opinion, have achieved superior overall performance when compared to the standards established by A.M. Best and generally have demonstrated a strong ability to meet their policyholder obligations over a long period of time. In evaluating a company's financial strength and operating performance, A.M. Best reviews the company's profitability, leverage, and liquidity as well as its spread of risk, the quality and appropriateness of its reinsurance program, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure, management's experience and objectives, and policyholders' confidence.

Additionally, RGA Reinsurance has received an "AA" rating from Standard &
Poor's and an "A1" rating from Moody's Investor Services for claims-paying ability. These ratings represent Standard & Poor's third highest rating and Moody's fifth highest rating.

Regulation
----------

      RGA Reinsurance, RGA Canada, BHIF America, RGA Chile, Manantial, RGA
Barbados, RGA Bermuda, and RGA Australia are regulated by authorities in Missouri, Canada, Chile, Argentina, Barbados, Bermuda, and Australia, respectively. RGA Reinsurance is subject to regulations in the other jurisdictions in which it is licensed or authorized to do business.
Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval.
Missouri law imposes restrictions on the amounts and type of investments insurance companies like RGA Reinsurance may hold.

      Guidelines on Minimum Continuing Capital and Surplus Requirements
("MCCSR") became effective for Canadian insurance companies in December 1992, and Risk-Based Capital ("RBC") guidelines promulgated by the National
Association of Insurance Commissioners ("NAIC") became effective for U.S.
companies in 1993. The MCCSR risk-based capital guidelines, which are applicable to RGA Canada, strengthen surplus requirements and take into account both assets and liabilities in establishing solvency margins. The
RBC guidelines, applicable to RGA Reinsurance, similarly identify minimum capital requirements based upon business levels and asset mix. Both RGA
Canada and RGA Reinsurance maintain capital levels in excess of the amounts required by these guidelines. Regulations in Chile, Argentina, Australia, and Barbados also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies.
The Company's subsidiaries in Chile, Argentina, Australia, and Barbados meet the minimum capital requirements in their respective jurisdiction. The
Company cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the U.S., Canada, or in other countries where subsidiaries have been created may have on the financial condition or operations of the Company or its subsidiaries.

      RGA is regulated in Missouri as an insurance holding company.  The
Company is subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the Missouri Department of Insurance and to file with the Missouri Department of Insurance certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes also require prior regulatory agency approval or, in certain circumstances, prior notice of certain material intercompany transfers of assets as well as certain transactions between insurance companies, their parent companies and affiliates.

      Under Missouri insurance laws and regulations, unless (i) certain filings are made with the Missouri Department of Insurance, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Missouri Director of Insurance, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company.
"Control" is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more or the voting securities of another person.

      Current Missouri law (applicable to RGA and RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding 12 months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year.
Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. In addition, dividends may be paid only to the extent the insurer has earned surplus (as opposed to contributed surplus). The maximum amount available for payment of dividends in 1997 by RGA Reinsurance under Missouri law, without the prior approval of the Missouri Director of Insurance, is $26.0 million.

      In contrast to current Missouri law, the NAIC Model Insurance Holding
Company Act (the "Model Act") defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding 12 months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or in what form Missouri will enact a new measure for extraordinary dividends. The maximum amount available for payment on dividends in 1997 by RGA Reinsurance under the Model Act without prior approval of the Missouri Director of Insurance would have been $20.6 million.

      In addition to the foregoing, Missouri insurance laws and regulations require that the statutory surplus of RGA Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Missouri Director of Insurance may bring an action to enjoin or rescind the payment of a dividend or distribution by RGA Reinsurance that would cause its statutory surplus to be inadequate under the standards of Missouri.

      There are no express restrictions on the declaration of dividends by Canadian Holdings, RGA Canada Management, or RGA Canada under Canadian insurance laws and regulations. However, RGA Canada must give notice of any dividend to the Superintendent of Financial Institutions of Canada at least
10 days prior to the date of payment. In addition, the Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. The maximum amount available for payment of dividends by RGA
Canada to RGA Canada Management under the Canadian MCCSR guidelines, which have the effect of restricting the payment of dividends by RGA Canada in 1997 while maintaining solvency margins, was $7.2 million at December 31, 1996.

      The insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various insurance departments, vary by jurisdiction, but generally grant broad powers to supervisory agencies or regulators to examine and supervise insurance companies and insurance holding companies with respect to every significant aspect of the conduct of the insurance business, including approval or modification of contractual arrangements. These laws and regulations generally require insurance companies to meet certain solvency standards and asset tests, to maintain minimum standards of business conduct, and to file certain reports with regulatory authorities, including information concerning their capital structure, ownership, and financial condition, and subject insurers to potential assessments for amounts paid by guarantee funds.

      RGA Reinsurance and RGA Canada are required to file annual or quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, RGA Reinsurance and RGA Canada are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized, or accredited. The Missouri Department of Insurance most recent examination of RGA Reinsurance was for the year ended December 31, 1995. Management of the Company believes the result of this examination will contain no material adverse findings. RGA Canada, which was formed in 1992, was reviewed by the Canadian Superintendent of Financial Institutions during 1995. The result of this examination contained no material adverse findings.

      Although some of the rates and policy terms of U.S. primary insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority.

      In the event of a default on any debt that may be incurred by RGA or the bankruptcy, liquidation, or other reorganization of RGA, the creditors and stockholders of RGA will have no right to proceed against the assets of RGA Reinsurance, RGA Canada, or other subsidiaries of RGA. If RGA
Reinsurance were to be liquidated, such liquidation would be conducted by the Missouri Director of Insurance as the receiver with respect to such insurance company's property and business. If RGA Canada were to be liquidated, such liquidation would be conducted pursuant to the general laws relating to the winding-up of Canadian federal companies. In both cases, all creditors of such insurance company, including, without limitation, holders of its reinsurance agreements and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions made to it prior to commencement of the liquidation proceedings, and, if the subsidiary was insolvent at the time of the distribution, shareholders of RGA might likewise be required to refund dividends subsequently paid to them.

      Certain state legislatures have considered or enacted laws that alter, and in many cases increase, state regulation of insurance holding companies.
In recent years, the NAIC and state legislators have begun re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, risk-based capital guidelines, intercompany transactions in a holding company system, and rules concerning extraordinary dividends.

      Discussions continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the "business of insurance" from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. Judicial decisions narrowing the definition of what constitutes the "business of insurance" and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate-setting, underwriting, and claims management. It is not possible to predict the effect of such decisions or change in the law on the operation of the Company.

Competition
-----------

      Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten.
The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that RGA Reinsurance's largest competitors in the U.S. ordinary life reinsurance market are currently Transamerica Occidental Life Insurance Company and
Lincoln National Corporation. However, within the reinsurance industry, this can change from year to year. The Company believes that RGA Canada's major competitors in the Canadian ordinary life reinsurance market are Swiss Re
Life Canada, The Mercantile and General Reinsurance Company of Canada, and
Munich Reinsurance Company of Canada.

      The other international life operation competes with subsidiaries of several U.S. individual and group life insurers and reinsurers and other internationally-based insurers and reinsurers. Competition is primarily on the basis of price, service, and financial strength.

Employees
---------

      As of December 31, 1996, the Company had 338 employees located in the United States, Canada, Argentina, Chile, United Kingdom, Hong Kong,
Australia, and Japan. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.


C.    Industry Segments

      The Company obtains substantially all of its premium revenues through reinsurance agreements that cover a portfolio of ordinary life insurance products, including term life, credit life, universal life, whole life, and joint and last survivor (JLS) insurance, as well as accident and health insurance and direct premiums which include single premium pension annuities and group life. Generally, the Company, through a subsidiary, has provided reinsurance and to a lesser extent insurance for mortality and morbidity risks associated with such products. With respect to universal life products, the Company has also provided reinsurance for investment-related risks. RGA Reinsurance also writes a small amount of primary insurance on General American directors and officers, and a small amount of short term life insurance.

      The Company's reinsurance and insurance operations are classified into four industry segments: U.S. ordinary life; Canadian ordinary life; accident and health; and other international. Of the other international segment, 61.4% related to direct insurance based on 1996 net premiums. Revenue, income (loss) before income taxes and minority interest, assets, and aggregate depreciation and amortization attributable to each industry segment for 1996, 1995, and 1994, are set forth in Note 13 of Notes to Consolidated
Financial Statements, which Note is hereby incorporated by reference.


      The following table sets forth the Company's gross and net premiums from new business and renewal business attributable to each of the industry segments for the periods indicated:


                                        New Business and Renewal Premiums by Segment
                                                   (dollars in millions)

                                                                Year Ended December 31,
                                                                -----------------------
                                                 1996                    1995                   1994
                                          ----------------        ----------------       -----------------
                                          Amount        %         Amount        %        Amount         %
                                          ------       ---        ------       ---       ------        ---
Gross Premiums:
New business:
U.S. ordinary life                        $143.2        65.8      $111.5        61.3       $83.1        71.9
Canadian ordinary life                      14.7         6.7         9.8         5.4         8.1         7.0
Accident and health <F1>                       -           -           -           -           -           -
Other international                         60.0        27.5        46.4        33.3        24.4        21.1
                                          ------       -----      ------       -----      ------       -----
      Subtotal                             217.9       100.0       167.7       100.0       115.6       100.0
Renewals:
U.S. ordinary life                         477.7        71.7       403.4        71.2       340.9        65.4
Canadian ordinary life                      66.8        10.0        55.2         9.8        47.6         9.2
Accident and health <F1>                   112.3        16.8       107.8        19.0       132.0        25.4
Other international                          9.9         1.5        14.2           -           -           -
                                          ------       -----      ------       -----      ------       -----
      Subtotal                             666.7       100.0       580.6       100.0       520.5       100.0

Total:
U.S. ordinary life                         620.9        70.2       514.9        68.8       424.0        66.6
Canadian ordinary life                      81.5         9.2        65.0         8.7        55.7         8.8
Accident and health <F1>                   112.3        12.7       107.8        14.4       132.0        20.8
Other international                         69.9         7.9        60.6         8.1        24.4         3.8
                                          ------       -----      ------       -----      ------       -----
Total                                     $884.6       100.0      $748.3       100.0      $636.1       100.0
                                          ======       =====      ======       =====      ======       =====

Net Premiums:
New Business:
U.S. ordinary life                        $103.2        58.8       $66.4        49.7       $73.1        71.3
Canadian ordinary life                      14.4         8.2         8.4         6.3         6.8         6.6
Accident and health <F1>                       -           -           -           -           -           -
Other international                         58.0        33.0        46.2        44.0        22.6        22.1
                                          ------       -----      ------       -----      ------       -----
Subtotal                                   175.6       100.0       121.0       100.0       102.5       100.0

Renewals:
U.S. ordinary life                         383.5        76.8       347.7        79.7       266.5        76.3
Canadian ordinary life                      48.7         9.8        40.9         9.4        34.2         9.8
Accident and health <F1>                    57.2        11.4        47.8        10.9        48.5        13.9
Other international                          9.9         2.0        12.6           -           -           -
                                          ------       -----      ------       -----      ------       -----
Subtotal                                   499.3       100.0       449.0       100.0       349.2       100.0

Total:
U.S. ordinary life                         486.7        72.1       414.1        72.7       339.6        75.2
Canadian ordinary life                      63.1         9.3        49.3         8.6        41.0         9.1
Accident and health <F1>                    57.2         8.5        47.8         8.4        48.5        10.7
Other international                         67.9        10.1        58.8        10.3        22.6         5.0
                                          ------       -----      ------       -----      ------       -----
Total                                     $674.9       100.0      $570.0       100.0      $451.7       100.0
                                          ======       =====      ======       =====      ======       =====

<F1> The term "new business" is not applicable to the accident and health segment, which generally writes reinsurance agreements with terms of one year.

      The following table sets forth selected information concerning assumed reinsurance business in force for the Company's U.S., Canadian and other international life segments for the indicated periods. (The term "in force" refers to face amounts or net amounts at risk and is not applicable to the accident and health segment.)

                                      Reinsurance Business In Force by Segment
                                               (dollars in billions)
                                                                Year Ended December 31,
                                                                -----------------------
                                                 1996                    1995                    1994
                                          ------------------      ------------------      ------------------
                                          Amount         %        Amount         %        Amount         %
                                          ------       -----      ------       -----      ------       -----
U.S. ordinary  life                       $137.3        81.6      $127.9        83.1      $114.2        80.2
Canadian ordinary life                      22.7        13.4        17.3        11.2        14.3        10.0
Other international life                     8.3         5.0         8.7         5.7        13.9         9.8
                                          ------       -----      ------       -----      ------       -----
Total                                     $168.3       100.0      $153.9       100.0      $142.4       100.0
                                          ======       =====      ======       =====      ======       =====

      The following table sets forth selected information concerning assumed new business volume for the Company's U.S., Canadian, and other international life segments for the indicated periods. (The term "volume" refers to face amounts or net amounts at risk and is not applicable to the accident and health segment.)

                                            New Business Volume by Segment
                                                (dollars in billions)
                                                                Year Ended December 31,
                                                                -----------------------
                                                 1996                    1995                    1994
                                           -----------------       -----------------       -----------------
                                           Amount        %         Amount        %         Amount        %
                                           ------      -----       ------      -----       ------      -----
U.S. ordinary life                         $27.0        71.2       $27.7        76.9       $26.1        60.4
Canadian ordinary life                       6.9        18.2         4.2        11.7         3.2         7.4
Other international life                     4.0        10.6         4.1        11.4        13.9        32.2
                                           -----       -----       -----       -----       -----       -----
Total                                      $37.9       100.0       $36.0       100.0       $43.2       100.0
                                           =====       =====       =====       =====       =====       =====

      Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, the exercise of recapture options, changes in foreign exchange, and any other changes in the amount of insurance in force). As a result of terminations, assumed in force amounts at risk of $23.5 billion, $24.5 billion, and $15.5 billion were released in 1996, 1995, and 1994, respectively.

U.S. Ordinary Life Reinsurance
------------------------------

General

      The Company's U.S. ordinary life reinsurance business, which totaled 72.1%, 72.7%, and 75.2%, of the Company's net premiums in 1996, 1995, and 1994, respectively, consists of the reinsurance of various types of life insurance products. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Regardless of the premium mode for the underlying primary insurance, reinsurance premiums are generally paid annually. This business is made up of facultative and automatic treaty business.

      In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 1996, reinsurance of such policies was reflected in interest sensitive contract reserves of $532.6 million, and policy loans of $426.1 million.

Facultative Business

      The U.S. ordinary life facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. ordinary life operation's marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and has been an effective means of expanding the U.S. ordinary life operation's automatic business. In 1996, 1995, and 1994, approximately 39.2%, 38.3%, and 45.3%
respectively, of the U.S. ordinary life gross premiums were written on a facultative basis. The U.S. ordinary life operation has emphasized personalized service and prompt response to requests for facultative risk assessment.

      Only a portion of approved facultative applications result in paid reinsurance. This is because applicants for impaired risk policies often submit applications to several primary insurers, which in turn seek facultative reinsurance from several reinsurers; ultimately, only one insurance company and one reinsurer are likely to obtain the business. The U.S. ordinary life operation tracks the percentage of declined and placed facultative applications on a client-by-client basis and generally works with clients to seek to maintain such percentages at levels the U.S. ordinary life operation deems acceptable.

      Mortality studies by RGA Reinsurance have shown that the U.S. ordinary life operation's facultative mortality experience is comparable to its automatic mortality experience relative to expected mortality rates. The U.S. ordinary life operation attributes its favorable facultative mortality experience to its experienced group of underwriters and its medical staff. Because the U.S. ordinary life operation applies its underwriting standards to each application submitted to it facultatively, the U.S. ordinary life operation generally does not require ceding companies to retain any portion of the underlying risk when business is written on a facultative basis.

Automatic Business

      Automatic business, including financial reinsurance treaties, is generated pursuant to treaties which generally require that the underlying policies meet the ceding company's underwriting criteria, although a number of such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of the risks assumed through an automatic treaty. Automatic business tends to be very price-competitive; however, clients are likely to give favorable consideration to their existing reinsurers.

      Because RGA Reinsurance does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. ordinary life operation generally requires ceding companies to keep their full retention when business is written on an automatic basis, thereby increasing the ceding companies' incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.

Customer Base

      The U.S. ordinary life reinsurance operation markets life reinsurance primarily to the largest U.S. ordinary life insurance companies and currently has treaties with most of the top 100 companies. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 1996, 28 clients had annual gross premiums of $5 million or more and the aggregate gross premiums from these clients represented approximately 69.8% of 1996 U.S. ordinary life gross premiums.

      In 1996, no U.S. client accounted for more than 10% of the Company's consolidated gross premiums and no single client accounted for more than 10% of the Company's U.S. ordinary life gross premiums. Also, three clients ceded more than 5% of U.S. ordinary life gross premiums. Together they ceded $127.4 million, or 20.5%, of U.S. ordinary life gross premiums in 1996.

      General American and its affiliates generated less than 5.5% of U.S. ordinary life gross premiums in 1996, 1995, and 1994, exclusive of the Retrocession Agreements.

      During 1996, $222.7 million of U.S. ordinary life premium related to facultative business. The U.S. ordinary life operations accepted new facultative business from over 100 U.S. clients in 1996, and has been receiving facultative business from these clients for an average of 10 years.

Underwriting

      Facultative. Senior management has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of U.S. ordinary life business written as well as its pricing. The U.S. ordinary life operation's underwriting process emphasizes close collaboration among its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology; however, no assurance can be given that all relevant information has been analyzed or that additional risks will not materialize. These policies, procedures, and standards are documented in an on-line underwriting manual.

      The U.S. ordinary life operation determines whether to accept facultative reinsurance business on a prospective insured by reviewing the client company's applications and medical requirements, and assessing financial information and any medical impairments. Most facultative applications involve a prospective insured with multiple impairments, such as heart disease, high blood pressure, and diabetes, requiring a difficult underwriting assessment. To assist its underwriters in making this assessment, the U.S. ordinary life operation employs two full-time and one part-time medical directors.

      Automatic. The U.S. ordinary life operation's management determines whether to write automatic reinsurance business by considering many factors, including the types of risks to be covered; the ceding company's retention limit and binding authority, product, and pricing assumptions; and the ceding company's underwriting standards, financial strength and distribution systems. For automatic business, the U.S. ordinary life operation endeavors to ensure that the underwriting standards and procedures of its ceding companies are compatible with those of RGA. To this end, the U.S. ordinary life operation conducts periodic reviews of the ceding companies' underwriting and claims personnel and procedures. Approximately 10 client audits are conducted each year.

      Financial Reinsurance. The financial reinsurance provided by the Company is repaid by the future profit stream associated with the reinsured block of business. The Company structures its financial reinsurance transactions so that the future profits of the underlying reinsured business conservatively exceed the amount of surplus provided to the ceding company.

      AIDS. Since 1987, the U.S. life insurance industry has implemented the practice of antibody blood testing to detect the presence of HIV virus associated with Acquired Immune Deficiency Syndrome (AIDS). Prior to the onset of routine antibody testing, it was possible for applicants with AIDS to purchase significant amounts of life insurance. Since 1987, the guidelines used by the U.S. ordinary life operation have required ceding companies to conduct HIV testing for life insurance risks at or above $100,000.

      The Company believes that the antibody test for AIDS is effective. No assurance can be given, however, that additional AIDS-related death claims involving insureds who test negative for AIDS at the time of underwriting will not arise in the future. The Company believes that its primary exposure to the AIDS risk is related to business issued before the onset of AIDS antibody testing in 1987. Each year, this business represents a smaller portion of RGA Reinsurance's reinsurance in force.

Risk Management

      Prior to January 1, 1996, RGA Reinsurance's practice was to retain up to $2 million of liability on any one life for U.S. ordinary life reinsurance. Effective January 1, 1996, RGA Reinsurance increased this retention limit to up to $2.5 million. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on a quota share or facultative basis. All of the U.S. retrocessionaires under such arrangements were rated "A" or better by A.M. Best as of December 31, 1995. RGA Reinsurance also retrocedes business to foreign reinsurers. In these instances, additional security in the form of letters of credit or trust assets have been given by such retrocessionaires as additional security in favor of RGA Reinsurance.

      RGA Reinsurance has never experienced a default in connection with its retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from its retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

      RGA Reinsurance has catastrophe insurance coverage issued by an insurer rated "A" by A.M. Best that provides benefits of up to $100 million per occurrence for claims involving three or more deaths in a single accident, with a deductible of $1.5 million per occurrence. This coverage is terminable annually on 90 days notice and is ultimately provided through a pool of 20 unaffiliated insurers. The Company believes such catastrophe insurance coverage is adequate to protect the Company from the risks of multiple deaths of lives reinsured by policies with RGA Reinsurance in a single accident. However, deferred compensation plans of two large life insurance companies reinsured by RGA Reinsurance cover aggregate amounts substantially in excess of these limits.

Operations

      During 1996, substantially all gross U.S. ordinary life business was obtained directly, rather than through brokers. The U.S. ordinary life operation has an experienced marketing staff which works to maintain existing relationships and to provide responsive service.

      The U.S. ordinary life operation's auditing and accounting department is responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.

      The U.S. ordinary life operation's claims department (i) reviews and verifies reinsurance claims, (ii) obtains the information necessary to evaluate claims, (iii) determines the Company's liability with respect to claims, and (iv) arranges for timely claims payments. Claims are subjected to a detailed review process to ensure that the risk was properly ceded, the claim complies with the contract provisions, and the ceding company is current in the payment of reinsurance premiums to the U.S. ordinary life operation. The claims department also investigates claims generally for evidence of misrepresentation in the policy application and approval process. In addition, the claims department monitors both specific claims and the overall claims handling procedure of ceding companies.

      Claims personnel work closely with their counterparts at client companies to attempt to uncover fraud, misrepresentation, suicide, and other situations where the claim can be reduced or eliminated. By law, the ceding company cannot contest claims made after two years of the issuance of the underlying insurance policy. By developing good working relationships with the claims departments of client companies, major claims or problem claims can be addressed early in the investigation process. Claims personnel review material claims presented to RGA Reinsurance in detail to find potential mistakes such as claims ceded to the wrong reinsurer and claims submitted for improper amounts.

Canadian Ordinary Life Reinsurance
----------------------------------

      Canadian ordinary life reinsurance business represented 9.3%, 8.6%, and 9.1%, of RGA's net premiums in 1996, 1995, and 1994, respectively. In 1996, the Canadian ordinary life operation wrote $6.9 billion in new business. Approximately 84% of the 1996 Canadian business was written on an automatic basis.

      Clients include all of Canada's principal life insurers and no clients represented more than 10% of the Company's consolidated net premium in 1996. The Canadian ordinary life operation competes with a small number of individual and group life reinsurers. The Canadian ordinary life operation competes primarily on the basis of price, service, and financial strength.

      RGA Canada's policy is to retain up to C$100,000 of individual life and up to C$100,000 of Accidental Death and Dismemberment liability on any one life. RGA Canada retrocedes amounts in excess of its retention mostly to RGA Reinsurance through General American in accordance with the U.S. Retrocession Agreement. Retrocessions are arranged through RGA Reinsurance's retrocession pool. RGA Canada has never experienced a default in connection with its retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from its retrocessionaires. However, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

      In 1987, the Canadian life insurance industry implemented the practice of antibody blood testing to detect the presence of the HIV virus associated with AIDS. Prior to the onset of routine antibody testing, it was possible for applicants with AIDS to purchase significant amounts of life insurance. Since 1987, the accepted industry practice is to conduct HIV testing for life insurance risks over C$100,000. Accordingly, RGA Canada believes that its main exposure to the AIDS risk is related to business issued before the onset of AIDS antibody testing in 1987. As of December 31, 1996, approximately 16% of the Company's Canadian reinsurance in force was issued prior to 1988.

      RGA Canada maintains a staff of forty-two people at the Montreal office and twelve people in an office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

      RGA's Canadian ordinary life reinsurance business was originally conducted by General American. General American entered the Canadian ordinary life reinsurance market in 1978 and was primarily engaged in the retrocession business, writing only a small amount of business with primary Canadian insurers. In April 1992, General American, through RGA Canada, purchased the life reinsurance assets and business of National Reinsurance Company of Canada ("National Re"), including C$26.0 million of Canadian ordinary life reinsurance gross in force premiums. National Re had been engaged in the life reinsurance business in Canada since 1972, writing reinsurance on a direct basis with primary Canadian insurers. Accordingly, this acquisition represented a significant expansion of General American's Canadian life reinsurance business.

Accident and Health Reinsurance
-------------------------------

      In 1987, the Company began reinsuring accident and health risks on both a group and individual basis. The Company's accident and health reinsurance business represented 8.5%, 8.4%, and 10.7% of the Company's net premiums in 1996, 1995, and 1994, respectively.

      The Company principally reinsures stop-loss medical insurance and accident insurance providing benefits for death, disability, and dismemberment. Unlike ordinary life reinsurance, most accident and health reinsurance is short-term in nature. The majority of such insurance is subject to renegotiation or cancellation on an annual basis. Accordingly, increasing health care costs generally do not have a significant adverse effect on the profitability of accident and health reinsurance agreements.

      A large portion of the Company's accident and health reinsurance business is accepted through participation in reinsurance pools. The Company generally pursues a strategy of following an underwriting manager, which is responsible for negotiating the price and terms of reinsurance with the ceding company. However, in certain cases, the Company sets the price and terms of the risks it reinsures.

      Accident and health reinsurance is written on both a facultative and treaty basis. Also, coverage provided can be through either a quota-share treaty or an excess-basis treaty. Generally, the Company retains not more than $500,000 of risk on one person, although it occasionally writes up to $1 million of risk on one person. The Company retains not more than $5 million of risk per occurrence, per contract involving multiple insureds. The Company typically retrocedes amounts in excess of these limits to certain underwriters of Lloyd's of London, either through Great Rivers Reinsurance Management, which has certain binding authority from such underwriters, as described below, or on a facultative basis.

      The Company markets its accident and health reinsurance to a broad cross-section of primary insurers, which vary in size, corporate structure, and geographic location, but which are generally smaller than the primary insurers in the Company's U.S. ordinary life reinsurance business. Most of the Company's accident and health reinsurance business is generated by reinsurance intermediaries who are compensated on a commission basis. The Company's accident and health reinsurance business competes with other reinsurers and with reinsurance management pools.

      Since October 1992, Great Rivers Reinsurance Management has underwritten accident and health risks on behalf of General American. Since January 1, 1993, accident and health reinsurance written by General American has been retroceded to RGA Reinsurance pursuant to the U.S. Retrocession Agreement. Pursuant to a management agreement that can be terminated annually by either party, Great Rivers Reinsurance Management has the authority to bind RGA Reinsurance or General American to reinsurance risks subject to underwriting standards have been established by RGA Reinsurance and General American. Great Rivers Reinsurance Management employs three underwriters and occasionally consults with RGA Reinsurance regarding certain cases. Great Rivers Reinsurance Management receives a commission for each risk it underwrites and may receive additional compensation based on the profitability of the business underwritten.

      Great Rivers Reinsurance Management is not required to, and does not, operate exclusively for the Company. Currently, it also has authority from certain underwriters at Lloyd's of London to bind such underwriters to certain types of accident and health reinsurance risks, including certain risks suitable for the Company, up to $5 million per person and up to $30 million per occurrence.

Other International Reinsurance
-------------------------------

      Beginning in 1994, the Company initiated various international initiatives that continued to develop during 1996. In Chile, the Company is represented by a 50% investment in BHIF America, a Chilean insurance company, and a 100% investment in RGA Chile, a life reinsurance company. The Company owns 100% of Manantial, an Argentine insurance company. In addition, RGA Reinsurance has provided reinsurance on mortality risk reinsurance associated with the privatization of the Argentine pension system. The Company has a presence in the Asia Pacific region with a licensed branch office in Hong Kong and a representative office in Tokyo. The Company also established subsidiary companies in Australia in January 1996: Australian Holdings, a wholly-owned holding company, and RGA Australia, a wholly-owned life reinsurance company. In addition, RGA Reinsurance provides direct reinsurance to several companies within the Asia Pacific region. Other international life reinsurance business represented 10.1%, 10.3%, and 5.0% of the Company's consolidated net premiums in 1996, 1995, and 1994, respectively. No single client in the other international segment represented more than 10% of the Company's consolidated net premium for 1996.

      For other international business, RGA Reinsurance retains up to $1.25 million for Asia Pacific business and foreign-currency denominated Latin American business with up to $2.5 million retained for Latin American U.S. currency-denominated business. The Chilean subsidiaries have a policy of ceding business in excess of approximately $22,000, while the Argentine subsidiary cedes business in excess of $40,000. RGA Australia has a retrocession arrangement with RGA Reinsurance in which risks above $100,000 Australian dollars are retroceded to

RGA Reinsurance. On an aggregate basis amongst all of its subsidiaries, the Company does not retain more than $2.5 million on any one life.

      BHIF America and RGA Chile maintain staffing of twenty-five people at the head offices in Santiago, Chile. Manantial maintains a staff of twenty-four people in Buenos Aires, Argentina. These subsidiaries employ their own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff. Within Asia Pacific, five people were on staff in the Hong Kong office, four people were on staff in the Tokyo office, and RGA Australia maintained a staff of seven people in Sydney. The Hong Kong and Tokyo offices primarily provide marketing and underwriting service to the direct life insurance companies with other service support provided directly by RGA Reinsurance operations.

      RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administration service with additional support provided by RGA Reinsurance operations.

      D.    Financial Information About Foreign Operations

      The Company's foreign operations are primarily in Canada, Latin America, and the Asia Pacific region which includes Australia. Revenue, income (loss) which includes net realized gains (losses) before income tax and minority interest, and identifiable assets attributable to these geographic regions are identified in the following table:

              Financial information Relating to Foreign Operations
                           (dollars in millions)
                                           1996        1995        1994

Revenues:
Canada                                    $ 78.5      $ 60.3      $ 50.2
Latin America                               52.0        49.1        19.6
Asia Pacific                                22.0        12.5         4.1
                                          ------      ------      ------
Total                                     $152.5      $121.9      $ 73.9
                                          ======      ======      ======

Income (loss):
Canada                                    $ 13.4      $ 10.9      $  6.8
Latin America                                2.1         3.5          .2
Asia Pacific                                (4.4)       (1.7)        (.3)
                                          ------      ------      ------
Total                                     $ 11.1      $ 12.7      $  6.7
                                          ======      ======      ======

Total Assets:
Canada                                    $321.3      $247.4      $177.2
Latin America                              128.0        80.1        34.5
Asia Pacific                                41.8        20.0         3.3
                                          ------      ------      ------
Total                                     $491.1      $347.5      $215.0
                                          ======      ======      ======

      E.    Executive Officers of the Registrant

      For information regarding the executive officers of the Company, see
Part III, Item 10, entitled "Directors and Executive Officers of the
Registrant."

Item 2.    PROPERTIES

      RGA Reinsurance houses its employees and the majority of RGA's officers in 71,994 square feet of office space at 660 Mason Ridge Center Drive, St. Louis County, Missouri. These premises are leased from General American for an initial term ending August 31, 1998, at an annual rent of $1,538,872, plus a pro-rated share of increases in taxes and operating expenses for the building beyond the levels of 1995. A portion of this office space is subleased to subsidiaries and affiliates: Great Rivers Reinsurance Management, Re Partners, and RGA/Swiss Financial Group.

      RGA Reinsurance conducts business from approximately 1,800 square feet of office space located in Hong Kong and approximately 1,200 square feet of office space located in Tokyo, Japan. The rental expenses paid by RGA Reinsurance under the leases during 1996 were approximately $162,100 and $42,800 for Hong Kong and Tokyo, respectively. RGA Australia conducts business from approximately 1,800 square feet of office space located in Sydney, Australia and paid $41,600 during 1996 for lease expense. The Hong Kong and Tokyo leases expire in 1998 and the Sydney lease expires in December 1997.

      Manantial conducts business from approximately 8,400 square feet of office space in Buenos Aires, Argentina, pursuant to several leases. Rental expense paid for the office was approximately $138,700 during 1996. BHIF America and RGA Chile conduct business from approximately 3,400 square feet of office space in Santiago, Chile. The lease expense paid during 1996 was approximately $35,500. Two of the Buenos Aires leases expire in October and November 1997 with the remaining leases expiring in 1999. The Santiago lease expires in April 1997.

      RGA Canada's operations are conducted from approximately 9,800 square feet of office space located in Montreal, Canada. The lease with respect to such space expires in 2010. Rental expenses paid by RGA Canada under the lease during 1996 were approximately $175,600. RGA Canada also leases approximately 5,900 square feet of space in Toronto, Canada. This lease expires in 1998. The rental expenses paid by RGA Canada under the Toronto lease during 1996 were approximately $126,500.

Item 3.     LEGAL PROCEEDINGS

      From time to time, subsidiaries of RGA are subject to reinsurance-related litigation and arbitration in the normal course of business. Management does not believe that any such pending litigation or arbitration would have a material adverse effect on RGA's future operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters that were submitted to a vote of security holders during the fourth quarter of 1996.


                              Part II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      Information on this subject is incorporated by reference to the Annual Report for 1996 under the caption "Quarterly Data (Unaudited)" at page 49.

Dividend Policy
---------------

      RGA began paying a dividend of $0.06 per share each quarter, starting in August 1993. In August 1995, the dividend was raised to $0.07 per share and to $0.08 per share in August 1996. It is expected that payments at this level will continue. However, all future payments of dividends are at the discretion of the Company's Board of

Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries. The transfer of funds from the insurance subsidiaries to RGA is subject to applicable insurance laws and regulations.

      Reinsurance companies are subject to statutory regulations which restrict the payment of dividends. In the case of RGA Reinsurance, Missouri regulations impose a limit of the greater of 10% of statutory capital and surplus or statutory operating income, both as of the end of the preceding year. Any dividend proposed by RGA Reinsurance in excess of these measures would, under Missouri law, be "extraordinary" and subject to review by the Missouri Director of Insurance. See "Business -- Corporate Structure -- Regulation."

Item 6.     SELECTED FINANCIAL DATA

      These data are found at page 48 in the Annual Report for 1996 under the caption "Selected Consolidated Financial and Operating Data" which section is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis is incorporated by reference to the Annual Report for 1996 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 13 to 22.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This information is incorporated by reference to the Annual Report for 1996 under the following captions:

                                                        Page of Annual
                   Index                                    Report
                   -----                                    ------
      Consolidated Balance Sheets                               23
      Consolidated Statements of Income                         24
      Consolidated Statements of
        Stockholders' Equity                                    25
      Consolidated Statements of Cash Flows                     26
      Notes to Consolidated Financial Statements              27-45
      Independent Auditors' Report                              46

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                       Part III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors of the Company is incorporated by reference to the Proxy Statement under the captions "Nominees and Continuing Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."
The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

      The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Mr. McCauley and Mr. St-Amour, each individual holds the same position at RGA and RGA Reinsurance.

      David B. Atkinson is Executive Vice President and Chief Operating Officer. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of certain RGA subsidiaries.

      Bruce E. Counce is Executive Vice President and Chief Corporate Operating Officer. Prior to the formation of RGA, Mr. Counce served as Reinsurance Sales and Marketing Vice President for General American. After joining General American in 1967, Mr. Counce joined the Reinsurance Division in 1980 in a sales capacity and held a series of increasingly responsible positions leading to his current position. Mr. Counce also serves as a director and officer of certain of RGA's subsidiaries.

      Jack B. Lay is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all accounting and external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG Peat Marwick LLP. Mr. Lay also serves as a director and officer of certain RGA subsidiaries.

      Graham S. Watson is Executive Vice President and Chief Marketing Officer. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of certain RGA subsidiaries.

      Brendan J. Galligan is Senior Vice President, Asia Pacific Division. Prior to joining RGA, Mr. Galligan was Senior Vice President of RGA Canada, and its predecessor, National Re, for five years. His insurance and reinsurance career commenced in Canada in 1977.

      Joel S. Iskiwitch is Senior Vice President, Accident and Health Division. In 1995, Mr. Iskiwitch joined Great Rivers Reinsurance, a subsidiary of RGA, as a participant in General American's Management Rotation Program. Prior to joining Great Rivers and RGA, Mr. Iskiwitch held the position of Vice President of Business Markets and Advanced Underwriting for GenMark/Individual Line at General American. Since joining General American in 1988, Mr. Iskiwitch has held a series of responsible positions leading to his current position at RGA.

      Paul Nitsou is Senior Vice President, Market Development Division. Prior to joining RGA in 1996, Mr. Nitsou was Vice President, Reinsurance for Manulife Financial. Mr. Nitsou joined RGA in 1996 as Vice President, Market Development and was later promoted within his first year of employment to Senior Vice President, Market Development Division.

      Paul A. Schuster is Senior Vice President, U.S. Division. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991, and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988.

      Kenneth D. Sloan is Senior Vice President, U.S. Facultative Division. Prior to the formation of RGA, Mr. Sloan served as Second Vice President of Reinsurance Underwriting for General American. Mr. Sloan joined General American in 1968 in an underwriting capacity and held a series of increasingly responsible positions leading to his current position.

      Todd C. Larson is Vice President & Controller. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to this position he was a Senior Manager for KPMG Peat Marwick LLP through 1993.

      Matthew P. McCauley is General Counsel and Secretary of the Company. Mr. McCauley has served as Associate General Counsel of General American since 1985 and is a director and officer of General American Capital Company and an officer of The Walnut Street Funds, Inc., both of which are registered investment companies affiliated with General American. He serves as a director or officer of a number of General American subsidiaries, including Conning Asset Management Company, formerly known as General American Investment Management Company, a registered investment advisor, and Walnut Street Securities, Inc., a registered broker/dealer.

      Andre St-Amour is President and Chief Executive Officer of RGA Canada and Chief Agent for the General American Life Insurance Company Canadian Branch. Prior to January 1995, he was President and Chief Operating Officer. Mr. St-Amour joined RGA Canada in 1992 when the company acquired the reinsurance business of National Re. Mr. St-Amour served as Executive Vice President, Life Division, of National Re from 1989 to 1991, and in various actuarial positions.

Item 11.    EXECUTIVE COMPENSATION

      Information on this subject is included by reference to the Proxy Statement under the captions "Executive Compensation" and "Nominees and Continuing Directors." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

      Information on this subject is incorporated by reference to the Proxy Statement under the caption "Common Stock Ownership of Management and Certain Beneficial Owners." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information on this subject is incorporated by reference to the Proxy Statement under the caption "Certain Relationships and Related Transactions." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

                                       Part IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

      The following consolidated statements are incorporated by reference to the Annual Report for 1996 under the following captions:

Index                                                                    Page
-----                                                                    ----
Consolidated Balance Sheets                                               23
Consolidated Statements of Income                                         24
Consolidated Statements of
  Stockholders' Equity                                                    25
Consolidated Statements of Cash Flows                                     26
Notes to Consolidated Financial Statements                              27-45
Independent Auditors' Report                                              46

      2.    Schedules, Reinsurance Group of America, Incorporated and
            Subsidiaries

Schedule                                                                 Page
--------                                                                 ----
I           Summary of Investments                                        23

III         Supplementary Insurance Information                           24

IV          Reinsurance                                                   25

V           Valuation and Qualifying Accounts                             26

      All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, incorporated by reference to the Annual Report for 1996.

      3.    Exhibits

      See the Index to Exhibits on page 30.

(b)   No reports on Form 8-K were filed during the fourth quarter of 1996.

                           Independent Auditors' Report
                           ----------------------------



The Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:

Under date of February 7, 1997, we reported on the consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                      /s/ KPMG Peat Marwick LLP









St. Louis, Missouri
February 7, 1997

                                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                 SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                                         INVESTMENTS IN RELATED PARTIES

                                               December 31, 1996

                                                 (in millions)
                                                                                                     Amount at
                                                                                                       which
                                                                                                      shown in
                                                                                       Fair         the Balance
                 Type of Investment                                     Cost         Value<F3>     Sheets<F1><F3>
                 ------------------                                   --------      ----------     --------------
Fixed maturities:
Bonds:
  United States Government and government agencies and
     authorities                                                      $   66.2        $   66.3        $   66.3
   Foreign governments <F2>                                              195.4           231.1           231.1
   Public utilities                                                       76.7            78.0            78.0
   All other corporate bonds                                           1,131.3         1,141.9         1,141.9
                                                                      --------        --------        --------
          Total fixed maturities                                       1,469.6         1,517.3         1,517.3
                                                                      --------        --------        --------
Equity securities:
Common stocks--
     Industrial, miscellaneous and all other                               6.0             6.0             6.0
                                                                      --------        --------        --------
          Total equity securities                                          6.0             6.0             6.0
                                                                      --------        --------        --------
Mortgage loans on real estate                                             98.2            XXX             98.2
Policy loans                                                             426.4            XXX            426.4
Funds withheld at interest                                               129.9            XXX            129.9
Short-term investments                                                    93.5            XXX             93.5
Other                                                                       .7            XXX               .7
                                                                      --------                        --------
          Total investments                                           $2,224.3            XXX         $2,272.0
                                                                      ========                        ========

      <F1>  Fixed maturities are classified as available for sale and carried at fair value.

      <F2>  The following exchange rates have been used to convert foreign securities to U.S. dollars:

            Canadian dollar          $0.7297/C$1.00
            Argentina dollar         $1.00/A$1.00
            Chilean Peso             $ .0024/$1.00 Peso

      <F3>  Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                                      REINSURANCE GROUP OF AMERICA, INCORPORATED

                                SCHEDULE III -  -  Supplementary Insurance Information
                                                    (in Thousands)

                                                                  as of December 31,
                               --------------------------------------------------------------------------------------
                                        Deferred                    Future Policy                  Other Policy
                                   Policy Acquisition                 Benefits,                     Claims and
                                          Costs                   Losses and Claims              Benefits Payable
                               ---------------------------    -------------------------     -------------------------
                                 Assumed           Ceded        Assumed         Ceded         Assumed         Ceded
                                 -------           -----        -------         -----         -------         -----
1994
U.S. Ordinary Life               $120,663         (5,452)       750,716        (40,661)        94,411        (28,759)
Canadian Ordinary Life             34,717            (60)       109,281        (22,970)         5,431         (2,448)
Accident and Health                 1,455              0          6,447              0         57,671        (22,435)
Other International                 5,836              0         10,734              0          9,254         (1,243)
                               ---------------------------  ----------------------------    --------------------------
    Total                        $162,671         (5,512)       877,178        (63,631)       166,767        (54,885)
                               ============     ==========  =============    ===========    ===========    ===========

1995
U.S. Ordinary Life               $132,300         (4,961)     1,010,142        (52,659)       114,625        (10,556)
Canadian Ordinary Life             41,614           (336)       138,707        (29,079)         9,712         (3,671)
Accident and Health                   651             (5)         7,931            (76)        60,973        (23,660)
Other International                17,551             (1)        43,829             (3)        22,363         (2,570)
                               ---------------------------  ----------------------------    --------------------------
    Total                        $192,116         (5,303)     1,200,609        (81,817)       207,673        (40,457)
                               ============     ==========  =============    ===========    ===========    ===========

1996
U.S. Ordinary Life               $160,737         (7,182)     1,578,172        (52,754)       111,257         (5,342)
Canadian Ordinary Life             52,039         (1,220)       184,800        (35,366)        11,390         (4,094)
Accident and Health                   848            (11)        10,866           (252)        60,485        (20,228)
Other International                28,354              0         88,446             (3)        23,152         (2,772)
                               ---------------------------  ----------------------------    --------------------------
    Total                        $241,978         (8,413)     1,862,284        (88,375)       206,284        (32,436)
                               ============     ==========  =============    ===========    ===========    ===========


                                                                      Years Ended December 31,
                                              -------------------------------------------------------------------------
                                                                  Net         Benefits,                       Other
                                                Premium       Investment       Claims       Amortization    Operating
                                                 Income         Income       and Losses        of DAC        Expenses
                                                 ------         ------       ----------        ------        --------
1994
U.S. Ordinary Life                              $339,653         61,088       (269,581)       (24,902)       (44,603)
Canadian Ordinary Life                            41,027          9,019        (29,535)        (3,247)       (10,563)
Accident and Health                               48,463             98        (39,845)        (6,836)        (8,490)
Other International                               22,597          1,098        (19,294)          (758)        (3,768)
                                              ------------------------------------------------------------------------
    Total                                       $451,740         71,303       (358,255)       (35,743)       (67,424)
                                              ============    ===========   ============    ===========   ============

1995
U.S. Ordinary Life                              $414,132         75,518       (345,765)       (31,875)       (57,082)
Canadian Ordinary Life                            49,248         11,064        (36,683)        (2,176)       (10,576)
Accident and Health                               47,789            730        (33,640)        (6,827)        (9,083)
Other International                               58,821          2,805        (47,779)          (454)       (11,573)
                                              ------------------------------------------------------------------------
    Total                                       $569,990         90,117       (463,867)       (41,332)       (88,314)
                                              ============    ===========   ============    ===========   ============

1996
U.S. Ordinary Life                              $486,717        116,952       (414,643)       (33,921)       (89,996)
Canadian Ordinary Life                            63,118         12,722        (49,270)        (1,603)       (14,240)
Accident and Health                               57,182          1,019        (42,250)       (15,888)        (4,851)
Other International                               67,868          6,135        (54,282)          (575)       (21,449)
                                              ------------------------------------------------------------------------
    Total                                       $674,885        136,828       (560,445)       (51,987)      (130,536)
                                              ============    ===========   ============    ===========   ============


                              REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    SCHEDULE IV -  -  Reinsurance
                                            (in Millions)

                                                                                              Percentage
                                                         Ceded to     Assumed                 of Amount
                                                 Gross     Other    from Other      Net       Assumed to
                                                Amount   Companies   Companies    Amount         Net
                                                ------   ---------   ---------    ------         ---
   1994
Life insurance in force                           $98     $20,748    $142,374    $121,724      116.97%
Premiums
   U.S. Ordinary Life                            $1.9       $84.4      $422.1      $339.6      124.29%
   Canadian Ordinary Life                           -        14.7        55.7        41.0      135.85%
   Accident and Health                              -        83.5       132.0        48.5      272.16%
   Other International Operations                10.2         1.8        14.2        22.6       62.83%
                                              --------------------------------------------------------
     Total                                      $12.1      $184.4      $624.0      $451.7      138.14%
                                              =========  ==========  ==========  ==========  =========

   1995
Life insurance in force                           $85     $25,275    $153,860    $128,670      119.58%
Premiums
   U.S. Ordinary Life                            $2.6      $100.7      $512.3      $414.2      123.68%
   Canadian Ordinary Life                           -        15.8        65.0        49.2      132.11%
   Accident and Health                              -        60.0       107.8        47.8      225.52%
   Other International Operations                33.8         1.8        26.8        58.8       45.58%
                                              --------------------------------------------------------
     Total                                      $36.4      $178.3      $711.9      $570.0      124.89%
                                              =========  ==========  ==========  ==========  =========

   1996
Life insurance in force                           $85     $39,050    $168,339    $129,374      130.12%
Premiums
   U.S. Ordinary Life                            $2.5      $134.2      $618.4      $486.7      127.06%
   Canadian Ordinary Life                           -        18.4        81.5        63.1      129.16%
   Accident and Health                              -        55.0       112.2        57.2      196.15%
   Other International Operations                41.7         2.0        28.2        67.9       41.53%
                                              --------------------------------------------------------
     Total                                      $44.2      $209.6      $840.3      $674.9      124.51%
                                              =========  ==========  ==========  ==========  =========

                                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                               DECEMBER 31, 1996
                                                 (in millions)

                                                                Additions
                                                       ------------------------------
                                         Balance at    Charged to      Charged to                      Balance at
                                          Beginning     Costs and    Other Accounts -    Deductions -      End
Description                               of Period     Expenses        Describe          Describe      of Period
-----------------------------------      ----------    ----------    ----------------    ------------  ----------
Mortgage loan valuation allowance        $    -        $      0.3    $      -            $    -        $      0.3
                                         ----------    ----------    ----------------    ------------  ----------

   Total                                 $    -        $      0.3    $      -            $    -        $      0.3
                                         ==========    ==========    ================    ============  ==========

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:    /s/ A. Greig Woodring     March 24, 1997
    -------------------------------------------
       A. Greig Woodring
       President

Date: March 24, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1997.


               Signatures                                                   Title
               ----------                                                   -----
/s/ Richard A. Liddy               March 24, 1997 <F*>            Chairman of the Board and
------------------------------------------------------             Director
Richard A. Liddy

/s/ A. Greig Woodring              March 24, 1997 <F*>            President and Director
------------------------------------------------------
A. Greig Woodring

/s/ J. Cliff Eason                 March 24, 1997 <F*>            Director
------------------------------------------------------
J. Cliff Eason

/s/ Bernard A. Edison              March 24, 1997 <F*>            Director
------------------------------------------------------
Bernard A. Edison

/s/ Dennis F. Hardcastle           March 24, 1997 <F*>            Director
------------------------------------------------------
Dennis F. Hardcastle

/s/ William A. Peck, M.D.          March 24, 1997 <F*>            Director
------------------------------------------------------
William A. Peck, M.D.

/s/ Leonard M. Rubenstein          March 24, 1997 <F*>            Director
------------------------------------------------------
Leonard M. Rubenstein

/s/ William P. Stiritz             March 24, 1997 <F*>            Director
------------------------------------------------------
William P. Stiritz

/s/ Edwin Trusheim                 March 24, 1997 <F*>            Director
------------------------------------------------------
H. Edwin Trusheim

/s/ Jack B. Lay                    March 24, 1997 <F*>            Executive Vice President
------------------------------------------------------            (Principal Financial and Accounting
Jack B. Lay                                                        Officer)


<F*>Original power of attorney authorizing Jack B. Lay to sign the Form 10-K for the year ended December 31, 1996, filed by Reinsurance Group of America, Incorporated with the Securities and Exchange Commission are filed herewith as Exhibits.

                              Index to Exhibits
                                                                     Source
 Exhibit                                                          (See footnotes
 Number                     Description                            that follow)
 ------                     -----------                           --------------
    2.1     Reinsurance Agreement dated as of December 31, 1992       <F2>
            between General American Life Insurance Company
            ("General American") and General American Life
            Reinsurance Company of Canada ("RGA Canada")

    2.2     Retrocession Agreement dated as of                        <F2>
            July 1, 1990 between General American and
            The National Reinsurance Company of Canada,
            as amended between RGA Canada and General American
            on December 31, 1992

    2.3     Reinsurance Agreement dated as of                         <F2>
            January 1, 1993 between RGA Reinsurance
            Company ("RGA Reinsurance", formerly "Saint Louis
            Reinsurance Company") and General American

    3.1     Restated Articles of Incorporation of Reinsurance         <F1>
            Group of America, Incorporated ("RGA")

    3.2     Bylaws of RGA                                             <F1>

    3.3     Form of Certificate of Designations for Series A          <F2>
            Junior Participating Preferred Stock (included as
            Exhibit A to Exhibit 4.2)

    4.1     Form of Specimen Certificate for Common Stock of RGA      <F2>

    4.2     Form of Rights Agreement between RGA and Boatmen's        <F2>
            Trust Company, as Rights Agent

  10.1      Marketing Agreement dated as of January 1, 1993           <F3>
            between RGA Reinsurance and General American

  10.2      Tax Allocation Agreement dated October 30, 1992           <F2>
            between RGA Reinsurance and General American

  10.3      Tax Allocation Agreement dated as of January 15, 1993     <F2>
            among RGA, RGA Reinsurance, and General American

  10.4      Tax Sharing Agreement dated as of January 15, 1993        <F2>
            among RGA, RGA Reinsurance, and General American

  10.5      Administrative Services Agreement dated as of             <F3>
            January 1, 1993 between RGA and General American

  10.6      Administrative Services Agreement dated as of             <F3>
            January 1, 1993 between RGA Reinsurance
            and General American



                                                                     Source
 Exhibit                                                          (See footnotes
 Number                     Description                            that follow)
 ------                     -----------                           --------------

  10.7      Management Agreement dated as of January 1, 1993          <F2><F*>
            between RGA Canada and General American

  10.8      Investment Advisory Agreement dated as of                 <F3>
            January 1, 1993 between RGA and Conning Asset
            Management Company, formerly General American
            Investment Management Company ("CAM")

  10.9      Investment Advisory Agreement dated as of                 <F3>
            January 1, 1993 between RGA Reinsurance
            and CAM

  10.10     Lease Agreement dated as of May 17, 1993 between          <F4>
            RGA and General American and Assignment to RGA
            Reinsurance

  10.11     Standard Form of General American Automatic               <F2>
            Agreement

  10.12     Standard Form of General American Facultative             <F2>
            Agreement

  10.13     Standard Form of General American Automatic and           <F2>
            Facultative YRT Agreement

  10.14     Shareholders' Agreement dated as of November 24, 1992     <F3><F*>
            among General American, Fairfield Holding,
            Adrian N. Baker II, Richard H. Chomeau, and
            Anthony J. Sutcliffe, as amended with RGA and
            RGA Reinsurance

  10.15     Shareholders' Agreement dated as of March 20, 1992        <F3><F*>
            among General American, G.A. Canadian Holdings, Ltd.,
            Penta-Life Group Inc., Claude M. Genest, Brendan
            Galligan, Graham Watson, Societe FSA 50 Inc., Aenigma
            Holdings Limited, Andre St-Amour, and Andre Primeau,
            as amended with RGA

  10.16     Registration Rights Agreement dated as of                 <F2>
            April 15, 1993 between RGA and General American

  10.17     RGA Reinsurance Management Incentive Plan                   --<F*>

  10.18     RGA  Reinsurance Management Deferred                      <F2><F*>
            Compensation Plan (ended January 1, 1995)

  10.19     RGA Reinsurance Executive Deferred                        <F2><F*>
            Compensation Plan (ended January 1, 1995)




                                                                     Source
 Exhibit                                                          (See footnotes
 Number                     Description                            that follow)
 ------                     -----------                           --------------

  10.20     RGA Reinsurance Executive Supplemental                    <F2><F*>
            Retirement Plan (ended January 1, 1995)

  10.21     RGA Reinsurance Augmented Benefit Plan                    <F2><F*>
            (ended January 1, 1995)

  10.22     RGA Flexible Stock Plan                                     --<F*>

  10.23     Form of Directors' Indemnification Agreement              <F2>

  10.24     RGA Executive Performance Share Plan                        --<F*>

  13.1      Portions of Annual Report to Shareholders for
            1996 incorporated by reference in the
            Form 10-K                                                   --

  21.1      Subsidiaries of RGA                                         --

  23.1      Consent of KPMG Peat Marwick LLP                            --

  24.1      Powers of Attorney for Messrs. Eason, Edison, Peck          --
            Hardcastle, Liddy, Rubenstein, Stiritz, and Trusheim

  27.1      Financial Data Schedule                                     --


 <F1>       Documents incorporated by reference to Registration
            Statement on Form S-1 (No. 33-58960) filed on 2 March
            1993 at the corresponding exhibit.

 <F2>       Documents incorporated by reference to Amendment
            No. 1 to Registration Statement on Form S-1
            (No. 33-58960), filed on 14 April 1993 at the corresponding exhibit.

 <F3>       Documents incorporated by reference to Amendment
            No. 2 to Registration Statement on Form S-1
            (No. 33-58960), filed on 29 April 1993 at the corresponding exhibit.

 <F4>       Documents incorporated by reference to Form 10-K
            for fiscal year ended December 31, 1993 filed
            March 29, 1994 at the corresponding exhibit.

 <F*>       Represents a management contract or compensatory
            plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(C) of this Part IV.