Form 10-Q
period 1997-03-31
REINSURANCE GROUP OF AMERICA INC
filed 1997-05-07
CIK 898174

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

(MARK ONE)
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                   OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                     -------------------------------

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

                     ------------------------------

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                                   YES   X         NO
                                                       ----            ----

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 1997: 16,978,896
SHARES

             REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                 TABLE OF CONTENTS

      ITEM                                                                 PAGE
      ----                                                                 ----

                       PART I - FINANCIAL INFORMATION
                       ------------------------------

1     Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 1997 and December 31, 1996                                   3

      Condensed Consolidated Statements of Income (Unaudited)
      Three months ended March 31, 1997 and 1996                             4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 30, 1997 and 1996                             5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                                6-7

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                        8-13


                       PART II - OTHER INFORMATION
                       ---------------------------

1     Legal Proceedings                                                     14

6     Exhibits and Reports on Form 8-K                                      14

      Signatures                                                            15

      Index to Exhibits                                                     16

                          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)

                                                                                   March 31,    December 31,
                                                                                      1997          1996
                                                                                   ---------    ------------
                                                                                    (Dollars in thousands)
                 Assets
Fixed maturity securities
      Available for sale-at fair value (amortized cost of $1,688,511 and
         $1,469,649 at March 31, 1997, and December 31, 1996, respectively)       $1,708,304     $1,517,264
Mortgage loans on real estate                                                         99,359         98,262
Policy loans                                                                         424,585        426,366
Funds withheld at interest                                                           156,140        129,949
Short-term investments                                                                74,223         93,548
Other invested assets                                                                  8,554          6,659
                                                                                  ----------     ----------
         Total investments                                                         2,471,165      2,272,048
Cash and cash equivalents                                                             11,666         13,145
Accrued investment income                                                             33,639         23,308
Premiums receivable                                                                  100,356         76,438
Funds withheld                                                                        34,473         30,697
Reinsurance ceded receivables                                                         71,798         59,618
Deferred policy acquisition costs                                                    245,438        233,565
Other reinsurance balances                                                           152,855        157,065
Other assets                                                                          26,626         27,770
                                                                                  ----------     ----------
         Total assets                                                             $3,148,016     $2,893,654
                                                                                  ==========     ==========

                 Liabilities and Stockholders' Equity
Future policy benefits                                                            $  819,521     $  755,793
Interest sensitive contract liabilities                                            1,244,803      1,106,491
Other policy claims and benefits                                                     249,841        206,284
Other reinsurance balances                                                           171,667        149,289
Deferred income taxes                                                                 63,818         73,275
Other liabilities                                                                     78,051         63,689
Long-term debt                                                                       106,377        106,493
                                                                                  ----------     ----------
         Total liabilities                                                         2,734,078      2,461,314
Minority interest                                                                      6,226          6,782
Commitments and contingent liabilities
Stockholders' equity:
      Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
         shares issued or outstanding)                                                  -              -
      Common stock (par value $.01 per share; 50,000,000 shares authorized,
         17,366,250 shares issued)                                                       174            174
      Additional paid in capital                                                     264,399        264,399
      Currency translation adjustments                                                (7,282)        (5,536)
      Unrealized appreciation of securities, net of taxes                             10,747         28,365
      Retained earnings                                                              149,289        147,824
                                                                                  ----------     ----------
         Total stockholders' equity before treasury stock                            417,327        435,226
      Less treasury shares held of 387,354 and 389,354 at cost at
         March 31, 1997, and December 31, 1996, respectively                          (9,615)        (9,668)
                                                                                  ----------     ----------
         Total stockholders' equity                                                  407,712        425,558
                                                                                  ----------     ----------
         Total liabilities and stockholders' equity                               $3,148,016     $2,893,654
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

                                    REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                              Three months ended
                                                                                   March 31,
                                                                           --------------------------
                                                                             1997              1996
                                                                           --------          --------
                                                                (Dollars in thousands, except per share data)
Revenues:
   Net premiums                                                            $205,372          $167,892
   Investment income, net of related expenses                                41,849            27,875
   Realized investment gains, net                                               387               562
   Other revenue                                                              4,155             4,093
                                                                           --------          --------
     Total revenues                                                         251,763           200,422

Benefits and expenses:
   Claims and other policy benefits                                         177,882           143,685
   Accident and health pool charge (see Note 3)                              18,000              -
   Policy acquisition costs and other insurance expenses                     40,467            30,425
   Other operating expenses                                                  10,519             8,993
   Interest expense                                                           1,948               291
                                                                           --------          --------
     Total benefits and expenses                                            248,816           183,394
                                                                           --------          --------
     Income before income taxes and minority interest                         2,947            17,028

   Provision for income taxes                                                    (1)            6,249
                                                                           --------          --------
     Income before minority interest                                          2,948            10,779

Minority interest in earnings of consolidated subsidiaries                     (120)             (243)
                                                                           --------          --------
     Net income                                                            $  2,828          $ 10,536
                                                                           ========          ========
Earnings per common and common equivalent share                            $   0.16          $   0.62
                                                                           ========          ========
Weighted average number of common and common equivalent
   shares outstanding (in thousands)                                         17,153            16,984
                                                                           ========          ========

See accompanying notes to condensed consolidated financial statements.

                           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                     1997           1996
                                                                                   ---------      ---------
                                                                                    (Dollars in thousands)
Operating Activities:
      Net income                                                                   $   2,828      $  10,536
      Adjustments to reconcile net income to net cash provided by operating activities:
         Change in:
            Accrued investment income                                                (10,343)        (8,403)
            Premiums receivable                                                      (24,066)        11,975
            Deferred policy acquisition costs                                        (12,432)        (6,904)
            Funds withheld                                                            (3,776)        (2,375)
            Reinsurance ceded balances                                               (12,179)       (10,057)
            Future policy benefits, other policy claims and benefits, and
               other reinsurance balances                                            147,915        115,898
            Deferred income taxes                                                        868          5,634
            Other assets and other liabilities                                         5,694        (27,625)
         Amortization of goodwill and value of business acquired                         299            274
         Amortization of net investment discounts                                     (2,509)        (2,188)
         Realized investment gains, net                                                 (387)          (561)
         Other, net                                                                     (342)           276
                                                                                   ---------      ---------
Net cash provided by operating activities                                             91,570         86,480

Investing Activities:
      Sales of fixed maturity securities                                              42,166         14,478
      Available for sale
      Maturities of fixed maturity securities                                         46,135          9,663
      Purchases of fixed maturity securities                                        (297,361)      (277,503)
      Cash invested in:
         Mortgage loans                                                               (1,486)        (2,518)
         Policy loans                                                                   -           (25,892)
         Funds withheld at interest                                                  (26,191)       (21,552)
      Principal payments on:
         Mortgage loans                                                                  389            224
         Policy loans                                                                  1,781           -
      Change in short-term and other invested assets                                  16,772        (66,750)
                                                                                   ---------      ---------
Net cash used in investing activities                                               (217,795)      (369,850)

Financing activities:
      Dividends to stockholders                                                       (1,358)        (1,178)
      Reissuance of treasury stock                                                        52             65
      Minority interest in earnings                                                      120            243
      Excess deposits on universal life and other investment type
        policies and contracts                                                       126,016        176,515
      Proceeds from long-term debt issuance                                             -           104,222
                                                                                   ---------      ---------
Net cash provided by financing activities                                            124,830        279,867
Effect of exchange rate changes                                                          (84)           172
                                                                                   ---------      ---------
Change in cash and cash equivalents                                                   (1,479)        (3,331)
Cash and cash equivalents, beginning of period                                        13,145         18,258
                                                                                   ---------      ---------
Cash and cash equivalents, end of period                                           $  11,666      $  14,927
                                                                                   =========      =========

See accompanying notes to condensed consolidated financial statements.

      REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1997
                                (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996.

The Company has reclassified the presentation of certain prior period information to conform with the 1997 presentation.

2.    EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Outstanding employee stock options, which are reflected as common stock equivalents using the treasury stock method, have been considered in net earnings per share calculations.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share ("EPS")." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

 3.   Significant Transaction

During the first quarter of 1997, the Company recorded a non-recurring charge of $18.0 million, $10.4 million after-tax, to increase reserves associated with run-off claims from certain accident and health insurance pools in which it had formerly participated. That action was a result of management's strategic decision to exit all outside-managed pools. The charge reflects management's intent to reserve fully for all anticipated claim payments attributed to outside-managed accident and health pools.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $37.5 million, or 22.3%, to $205.4 million in the first quarter of 1997 compared to $167.9 million for the same period in 1996.

Premiums by major segment were as follows (in millions):

                                                       Change
                                                    ------------
                          1997        1996       Dollars    Percent
                          ----        ----       -------    -------
U.S. life               $145.9       126.3        19.6        15.5

Canadian life             18.8        13.3         5.5        41.4

Accident and health       16.5        14.4         2.1        14.6

Other international       24.2        13.9        10.3        74.1
                          ----        ----        ----        ----
Totals                  $205.4       167.9        37.5        22.3
                        ======       =====        ====        ====

Renewal premiums from the existing block of business, along with new business premiums from facultative and automatic treaties contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore fluctuate from period to period. In the U.S. life segment, the increase from prior year was attributed to premium growth on the existing block of business, combined with strong new business premium.

The Canadian life segment increased $1.9 million in first year premiums and $3.6 million in renewal premiums. The first quarter is largely a renewal quarter and several of the treaties processed related to closed blocks of calendar year business. The first year premium growth in this quarter was primarily the result of strong new business production in the second half of 1996.

Accident and health premiums increased $2.1 million, or 14.6%. The increase resulted from growth in business from the Company's contact office in London and a new contract that generated approximately $1.6 million during 1997.

The Company's other international business reported strong growth from year to year. Premiums in the Latin American operations increased $7.5 million as the single premium immediate annuity business from Chile grew $5.6 million. In the Asia Pacific operations, premiums increased $2.7 million resulting from growth in the base of business from the prior year and business generated from the Company's operating subsidiary in Australia.

      Investment Income, Net. Investment income, net of investment expenses, increased $13.9 million, or 49.8%, to $41.8 million in the first quarter of 1997 from $27.9 million for the same period in 1996. The cost basis of invested assets increased $552.8 million from the first quarter of 1996. The increase in invested assets was a result of operating cash flows and reinsurance transactions involving stable value deposits from ceding companies of $374.1 million since March 31, 1996. The stable value product asset portfolio generated $9.9 million of investment income in the first quarter of 1997 compared to $2.6 million for the same period in 1996. The earnings on the stable value product asset portfolio are offset by earnings credited and paid to ceding companies of $9.3 million and $2.5 million for the first quarter of 1997 and 1996, respectively, which are included in claims and other policy benefits as well as policy acquisition costs and other insurance expenses. The average earned yield on the consolidated investment portfolio decreased to 7.22% for the first quarter of 1997 compared to 7.50% for the same period in 1996. This primarily resulted from the increase in the stable value portfolio which requires a shorter duration to achieve appropriate asset and liability duration matching.

      Realized Investment Gains, Net. In the first quarter of 1997, net realized investment gains decreased $0.2 million to $0.4 million from $0.6 million for the same period in prior year. Net realized investment gains resulted from normal activity within the Company's portfolios.

      Other Revenue. Other revenue increased $0.1 million in the first quarter of 1997 to $4.2 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance as well as earnings in unconsolidated investees, management fee income, and miscellaneous income associated with late premium payments. During 1997, financial reinsurance treaties resulted in $3.9 million in financial reinsurance fees which were partially offset by fees paid to retrocessionaires of $3.4 million, included in other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $34.2 million, or 23.8%, to $177.9 million in the first quarter of 1997 compared to $143.7 million for the same period in 1996.

For the first quarter of 1997, total claims and other policy benefits represented 86.6% of total net premiums. Net of the impact of the stable value products, the total claims and other policy benefits represented 82.6% of total net premiums. This was comparable to the 84.3% of total net premiums net of the impact of stable value products for the first quarter of 1996 and 80.0% for the entire year ended December 31, 1996. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time.

Claims and other policy benefits by major segment were as follows (in millions):

                                                       Change
                                                   -------------
                          1997        1996       Dollars    Percent
                          ----        ----       -------    -------
U.S. life               $130.6       109.1        21.5        19.7

Canadian life             15.1        12.2         2.9        23.8

Accident and health       12.1        11.2         0.9         8.0

Other international       20.1        11.2         8.9        79.5
                          ----        ----         ---        ----
Totals                  $177.9       143.7        34.2        23.8
                        ======       =====        ====        ====

The increase in claims in the U.S. and Canadian life segments was the result of an overall increase in the amount at risk, which corresponds with the overall increase in premiums. In the U.S. and Canadian life segments, mortality was favorable for the first quarter of 1997 as compared to the first quarter of 1996. In addition, reserve levels increased in relation to the overall increase in the amount at risk and the aging of the existing blocks of business. The accident and health segment increase correlated with the increase in premiums discussed above. The increase in claims in the other international segment correlated with the increase in premiums from the Latin American and Asia Pacific regions discussed above.

      Accident and Health Pool Charge. The Company reported a non-recurring charge totaling $18.0 million during the first quarter of 1997 associated with the decision to exit all outside-managed accident and health pools, along with the run-off claims from certain accident and health reinsurance pools in which the Company had formerly participated. The adjustment in this segment represented management's current estimate to reserve fully for claim payments attributable to outside-managed accident and health pools. The reserve increase of $18.0 million was developed from information received from the accident and health reinsurance pool managers, along with the Company management's judgment of the completeness of the amounts reported.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $40.5 million, or 19.7% of net premium for the quarter. This compares to 20.2% of net premiums for the entire year ended December 31, 1996. Net of the impact of fees paid to retrocessionnaires in connection with financial reinsurance and stable value products, those costs represented $36.1 million, or 17.6% of net premium for the first quarter of 1997 compared to total costs of $27.1 million, or 16.1% of net premium for the first quarter of 1996.

Policy acquisition costs and other insurance expenses by major segment were as follows (in millions):

                                                       Change
                                                    ------------
                          1997        1996       Dollars     Percent
                          ----        ----       -------     -------
U.S. life                $27.9        22.7         5.2        22.9

Canadian life              3.2         1.9         1.3        68.4

Accident and health        5.8         3.7         2.1        56.8

Other international        3.6         2.1         1.5        71.4
                           ---         ---         ---        ----
Totals                   $40.5        30.4        10.1        33.2
                         =====        ====        ====        ====

Policy acquisition costs and other insurance expenses for the U.S. life business increased primarily due to the financial reinsurance business, coupled with an overall increase in the current production and the amount at risk from the prior year. The increase was offset partially by the overall shift of business from coinsurance to yearly renewable term and by lower expense rates on new business. In the U.S. life segment, policy acquisition costs and other insurance expenses as a percent of net premium remained relatively stable at 19.2% for the first quarter of 1997 compared to 19.8% for the entire year of 1996. Net of the effect of financial reinsurance and stable value products, the policy acquisition costs and other insurance expenses represented 11.4% as a percent of net premium for the first quarter of 1997 compared to 11.6% for the first quarter of 1996.

In the Canadian life segment, policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 17.0% for the first quarter of 1997 compared to 14.3% for the first quarter of 1996. Additionally, this compared to 16.1% of net premiums for the entire year of 1996. The Canadian life segment increase resulted from new business premiums, which was partially offset by the processing of significant blocks of renewal business during the first quarter that carry lower net renewal commissions than the first year business.

In the accident and health segment, policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 35.2% for the first quarter of 1997 compared to 25.7% for the first quarter of 1996. This increase was attributed to the new business growth primarily with the new contract referenced above.

In the other international segment, policy acquisition costs and other insurance expenses as a percent of net premium decreased to approximately 14.9% for the first quarter of 1997 compared to 16.7% for the entire year of 1996. The Company's other international segment percentages fluctuate due primarily to the timing of client company reporting.

      Other Operating Expenses. Other operating expenses increased $1.5 million, or 16.7%, to $10.5 million in the first quarter of 1997 compared to $9.0 million for the same period in 1996. Expenses of the U.S., Canadian, and accident and health operations remained relatively stable compared to the prior year. Other international business operating expenses increased $1.5 million which represented increased operating costs in those countries and additional home office staff. The overall increase in other expenses was the result of planned activities associated with pursuing new business opportunities and international expansion efforts. The operating expense increases were consistent with expectations and remain relatively stable as a percentage of net premiums.

      Interest Expense. Interest expense related to the issuance of long-term debt by Reinsurance Group of America, Incorporated ("RGA") on March 22, 1996, and the financing of a portion of the Company's Australian reinsurance operations during 1996.

      Provision for Income Taxes. Income tax expense from operations represents approximately 36.7% of pre-tax income for the first quarters of 1997 and 1996. The Company calculated a tax benefit of $7.6 million on the $18.0 million accident and health reserve adjustment. The effective tax rate of 36.7% on income from operations is representative of the Company's expected annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 1997, the Company generated $91.6 million in cash from operating activities and $124.1 million from deposits related to the stable value business. These increases were offset by cash used for investing of $217.8 million and dividends to stockholders of $1.3 million. The sources of funds of RGA's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. The funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

      In addition, RGA's liquidity position was supported by the $100.0 million offering of Senior Notes in March 1996. The ability of the Company to make principal and interest payments, and to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of RGA's subsidiaries, as well as the investment earnings on the undeployed debt proceeds. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

INVESTMENTS

      Invested assets increased by $199.1 million, or 8.8%, to $2,471.2 million at March 31, 1997, compared to $2,272.0 million at December 31, 1996. The increase resulted from cash deposits for stable value products of $124.1 million and positive operating cash flows. These increases were partially offset by a decrease in the fair value adjustment of fixed maturities available for sale of $27.8 million. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

      At March 31, 1997, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $19.8 million.

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


ITEM 6
------

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)   See index to exhibits.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                SIGNATURES
                                ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By:  /s/ A. Greig Woodring        5/5/97
                                   --------------------------------------------
                                                A. Greig Woodring
                                       President & Chief Executive Officer






                                   /s/ Jack B. Lay              5/5/97
                                   --------------------------------------------
                                                  Jack B. Lay
                              Executive Vice President & Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                             -----------
 3.1        Restated Articles of Incorporation of RGA incorporated by
            reference to Exhibit 3.1 to Registration Statement on Form S-1
            (No. 33-58960) filed on March 2, 1993

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