Form 10-Q/A
period 1997-03-31
REINSURANCE GROUP OF AMERICA INC
filed 1997-05-21
CIK 898174

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

                               ------------------

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


                               ------------------


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
                               FORM 10-Q/A

                            TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                  ----
6     Exhibits and Reports on Form 8-K.............................     2

      Signatures...................................................     3

      Index to Exhibits............................................     4


ITEM 6
------

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)   See index to exhibits.

(b)   None.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



Date: May 19, 1997            By:      /s/ A. Greig Woodring
                                  -------------------------------
                                  A. Greig Woodring
                                  President & Chief Executive Officer
                                  (Principal Executive Officer)




Date: May 19, 1997                     /s/ Jack B. Lay
                                  -------------------------------
                                  Jack B. Lay
                                  Executive Vice President &
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS
Exhibit
Number                        Description
-------                       -----------
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

 3.2 Bylaws of RGA incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (No. 33-58960) filed on
            March 2, 1993

 3.3        Certificate of Designations for Series A Junior Participating
            Preferred Stock

 4.2 Rights Agreement dated as of May 4, 1993, as amended, between RGA and Boatmen's Trust Company, as Rights Agent

10.25<F*>   RGA Flexible Stock Plan for Directors effective January 1, 1997 incorporated by reference to Exhibit 10.25 to Registration
            Statement on Form S-8 (File No. 333-27167) filed on May 15,
            1997

27.1<F**>   Financial Data Schedule
-------------------

<F*>  Represents a management contract or compensatory plan or arrangement.
<F**> Previously filed.
