Form 10-Q
period 1997-06-30
REINSURANCE GROUP OF AMERICA INC
filed 1997-08-14
CIK 898174

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q

(MARK ONE)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                 OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                          --------------

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

                          --------------

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 24, 1997:
25,405,494 SHARES

                    REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                        TABLE OF CONTENTS

      ITEM                                                                      PAGE
      ----                                                                      ----

                                  PART I - FINANCIAL INFORMATION
                                  ------------------------------
1     Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      June 30, 1997 and December 31, 1996                                         3

      Condensed Consolidated Statements of Income (Unaudited)
      Three months and six months ended June 30, 1997 and 1996                    4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months and six months ended June 30, 1997 and 1996                    5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                                     6-7

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                             8-17

                               PART II - OTHER INFORMATION
                               ---------------------------
1     Legal Proceedings                                                          18

6     Exhibits and Reports on Form 8-K                                           18

      Signatures                                                                 19

      Index to Exhibits                                                          20

                     REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                                                              June 30,           December 31,
                                                                                1997                 1996
                                                                             ----------          ------------
                                                                                  (Dollars in thousands)
        ASSETS
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $1,759,500 and
    $1,469,649 at June 30, 1997, and December 31, 1996, respectively)        $1,815,933           $1,517,264
Mortgage loans on real estate                                                   112,994               98,262
Policy loans                                                                    424,446              426,366
Funds withheld at interest                                                      157,987              129,949
Short-term investments                                                           63,054               93,548
Other invested assets                                                            12,205                6,659
                                                                             ----------           ----------
    Total investments                                                         2,586,619            2,272,048
Cash and cash equivalents                                                        11,891               13,145
Accrued investment income                                                        44,758               23,308
Premiums receivable                                                              96,797               76,438
Funds withheld                                                                   38,412               30,697
Reinsurance ceded receivables                                                    82,221               59,618
Deferred policy acquisition costs                                               259,719              233,565
Other reinsurance balances                                                      214,100              157,065
Other assets                                                                     26,565               27,770
                                                                             ----------           ----------
    Total assets                                                             $3,361,082           $2,893,654
                                                                             ==========           ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                       $  858,418           $  755,793
Interest sensitive contract liabilities                                       1,337,119            1,106,491
Other policy claims and benefits                                                253,308              206,284
Other reinsurance balances                                                      189,670              149,289
Deferred income taxes                                                            82,765               73,275
Other liabilities                                                                86,177               63,689
Long-term debt                                                                  106,145              106,493
                                                                             ----------           ----------
    Total liabilities                                                         2,913,602            2,461,314
Minority interest                                                                 7,285                6,782
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized;
    no shares issued or outstanding)                                                  -                    -
   Common stock (par value $.01 per share; 50,000,000 shares authorized,
    26,049,375 shares issued                                                        261                  174
   Additional paid in capital                                                   264,314              264,399
   Currency translation adjustments                                              (8,929)              (5,536)
   Unrealized appreciation of securities, net of taxes                           33,836               28,365
   Retained earnings                                                            163,030              147,824
                                                                             ----------           ----------
    Total stockholders' equity before treasury stock                            452,512              435,226
   Less treasury shares held of 643,881 and 584,031 at cost at
    June 30, 1997 and December 31, 1996, respectively                           (12,317)              (9,668)
                                                                             ----------           ----------
    Total stockholders' equity                                                  440,195              425,558
                                                                             ----------           ----------
    Total liabilities and stockholders' equity                               $3,361,082           $2,893,654
                                                                             ==========           ==========

See accompanying notes to condensed consolidated financial statements.

                              REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                      (Unaudited)

                                                                  Three months ended               Six months ended
                                                                       June 30,                         June 30,
                                                               -----------------------          ----------------------
                                                                 1997           1996              1997          1996
                                                               --------       --------          --------      --------
                                                                     (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                                $201,568       $163,423          $406,940      $331,315
   Investment income, net of related expenses                    45,995         33,050            87,844        60,925
   Realized investment gains, net                                   532          1,233               919         1,795
   Other revenue                                                  4,836          3,785             8,991         7,878
                                                               --------       --------          --------      --------
    Total revenues                                              252,931        201,491           504,694       401,913

BENEFITS AND EXPENSES:
   Claims and other policy benefits                             166,983        137,567           344,865       281,252
   Accident and health pool charge (see Note 3)                       -              -            18,000             -
   Policy acquisition costs and other insurance expenses         47,801         30,621            88,268        61,046
   Other operating expenses                                      12,210          9,747            22,729        18,740
   Interest expense                                               1,956          1,948             3,904         2,239
                                                               --------       --------          --------      --------
    Total benefits and expenses                                 228,950        179,883           477,766       363,277
                                                               --------       --------          --------      --------

    Income before income taxes and minority interest             23,981         21,608            26,928        38,636

   Provision for income taxes                                     8,757          7,998             8,756        14,247
                                                               --------       --------          --------      --------

    Income before minority interest                              15,224         13,610            18,172        24,389

Minority interest in earnings of consolidated subsidiaries         (129)          (150)             (249)         (393)
                                                               --------       --------          --------      --------

    Net income                                                 $ 15,095       $ 13,460          $ 17,923      $ 23,996
                                                               ========       ========          ========      ========

Earnings per common and common equivalent share (see Note 4)   $   0.59       $   0.53          $   0.70      $   0.94
                                                               ========       ========          ========      ========

Weighted average number of common and common equivalent
   shares outstanding (in thousands)                             25,779         25,506            25,754        25,491
                                                               ========       ========          ========      ========


See accompanying notes to condensed consolidated financial statements.

                     REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                Six months ended
                                                                                    June 30,
                                                                          ---------------------------
                                                                             1997              1996
                                                                          ---------         ---------
                                                                             (Dollars in thousands)
OPERATING ACTIVITIES:
   Net income                                                             $  17,923         $  23,996
   Adjustments to reconcile net income to net cash provided by operating activities:
    Change in:
      Accrued investment income                                             (21,460)          (14,557)
      Premiums receivable                                                   (20,433)              873
      Deferred policy acquisition costs                                     (26,732)          (16,646)
      Funds withheld                                                         (7,715)           (1,985)
      Reinsurance ceded balances                                            (22,779)           (5,485)
      Future policy benefits, other policy claims and benefits, and
       other reinsurance balances                                           190,207            95,885
      Deferred income taxes                                                   5,316             7,976
      Other assets and other liabilities                                     22,981            32,479
    Amortization of goodwill and value of business acquired                     630               565
    Amortization of net investment discounts                                 (5,875)           (5,949)
    Realized investment gains, net                                             (919)           (1,795)
    Other, net                                                                 (181)              381
                                                                          ---------         ---------
Net cash provided by operating activities                                   130,963           115,738
INVESTING ACTIVITIES:
   Sales of investments:
      Fixed maturity securities                                             101,050            88,005
      Mortgage loans                                                         25,716                 -
   Maturities of fixed maturity securities                                  124,463            50,786
   Purchases of fixed maturity securities                                  (498,727)         (589,793)
   Cash invested in:
      Mortgage loans                                                        (41,238)           (8,720)
      Policy loans                                                                -           (32,084)
      Funds withheld at interest                                            (28,038)          (23,653)
   Principal payments on:
      Mortgage loans                                                            790               447
      Policy loans                                                            1,920                 -
   Change in short-term and other invested assets                            25,239            20,211
   Investment in joint venture and purchase of subsidiary stock                   -            (3,207)
                                                                          ---------         ---------
Net cash used in investing activities                                      (288,825)         (498,008)
FINANCING ACTIVITIES:
   Dividends to stockholders                                                 (2,717)           (2,355)
   Purchase of treasury stock                                                (3,097)                -
   Reissuance of treasury stock                                                 450               205
   Minority interest in earnings                                                249               393
   Excess deposits on universal life and other investment type
     policies and contracts                                                 162,007           276,012
   Proceeds from long-term debt issuance                                          -           104,335
                                                                          ---------         ---------
Net cash provided by financing activities                                   156,892           378,590
Effect of exchange rate changes                                                (284)              114
                                                                          ---------         ---------
Change in cash and cash equivalents                                          (1,254)           (3,566)
Cash and cash equivalents, beginning of period                               13,145            18,258
                                                                          ---------         ---------
Cash and cash equivalents, end of period                                  $  11,891         $  14,692
                                                                          =========         =========

See accompanying notes to condensed consolidated financial statements.

        REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997
                               (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996.

The Company has reclassified the presentation of certain prior period information to conform with the 1997 presentation.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The statements are effective for financial statements of fiscal years beginning after December 15, 1997. While the adoption of these statements will affect the presentation of information, it will not have an impact on the earnings of the Company.

2.    EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Outstanding employee stock options, which are reflected as common stock equivalents using the treasury stock method, have been considered in net earnings per share calculations.


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share ("EPS")." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997 and the Company plans to retroactively restate all interim amounts during the fourth quarter. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

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

4.    STOCK SPLIT AND DIVIDEND

The Board of Directors of Reinsurance Group of America, Incorporated approved a three-for-two split of the Company's stock for all shareholders of record as of August 8, 1997 and will be effective on August 29, 1997. Effective September 2, 1997, RGA stock will begin trading at a new, post-split price. All share and per share data is stated to reflect the stock split. RGA recently declared a cash dividend of $.06 per post-split share of common stock ($.09 per pre-split share). The dividend will be paid on August 29, 1997, to shareholders of record as of August 8, 1997.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $38.2 million, or 23.4%, to $201.6 million in the second quarter of 1997 compared to $163.4 million for the same period in 1996.

Premiums by major segment were as follows (dollars in millions):

                                                                                              Change
                                                                                              ------
                                                 1997               1996             Dollars          Percent
                                                ------             -----             -------          -------
U.S. life                                       $135.1             122.9              12.2               9.9
Canadian life                                     17.5              15.6               1.9              12.2
Accident and health                               20.1              11.4               8.7              76.3
Other international                               28.9              13.5              15.4             140.7
                                                ------             -----              ----             -----
Totals                                          $201.6             163.4              38.2              23.4
                                                ======             =====              ====             =====

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

The Canadian life segment increase of $1.9 million resulted from several factors. While new and renewal premium growth remained strong, this increase was partially offset by processing several large blocks of business on which the actual results were slightly less than the estimates previously recorded.

Accident and health premiums increased $8.7 million, or 76.3%. The premium levels continue to grow based on contracts executed during the second half of 1996. The increase represented growth in domestic business of $6.6 million and growth in business from the Company's contact office in London of $2.1 million. The accident and health segment's premium levels did not show any decline resulting from the decision to exit outside-managed pools. The premium reduction will be more noticeable in 1998 as the Company will not renew existing contracts.

The Company's other international business reported strong growth from year to year. Premiums in the Latin America operations increased $10.1 million as the single premium immediate annuity business from Chile grew $5.6 million and reported mortality risk reinsurance premiums grew due to timing of statements received from client companies. In the Asia Pacific operations, premiums increased $5.3 million resulting from growth in the base of business from the prior year, which includes $3.5 million in new business generated from the Company's operating subsidiary in Australia.

      Investment Income, Net. Investment income, net of investment expenses, increased $12.9 million, or 39.0%, to $46.0 million in the second quarter of 1997. The cost basis of invested assets increased $409.4 million from June 30, 1996 to June 30, 1997. The increase in invested assets was a result of operating cash flows and reinsurance transactions involving stable value deposits from ceding companies, which totaled $291.9 million since June 30, 1996. The stable value product asset portfolio generated $10.8 million of investment income in the second quarter of 1997 compared to $5.6 million for the same period in 1996. The investment income earned on the stable value product asset portfolio was offset by amounts credited and paid to ceding companies of $10.3 million and $5.2 million for the second quarter of 1997 and 1996, respectively. These amounts credited are primarily included in claims and other policy benefits.

      Realized Investment Gains, Net. In the second quarter of 1997, net realized investment gains decreased to $0.5 million from $1.2 million for the same period in the prior year. Net realized investment gains resulted from ongoing repositioning within the Company's portfolios.

      Other Revenue. Other revenue increased $1.1 million in the second quarter of 1997 to $4.8 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance as well as earnings in unconsolidated investees, management fee income, and miscellaneous income associated with late premium payments. During 1997, financial reinsurance treaties resulted in $4.0 million in financial reinsurance fees which were partially offset by fees paid to retrocessionaires of $3.6 million, included in other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $29.4 million, or 21.4%, to $167.0 million in the second quarter of 1997. For the second quarter of 1997, total claims and other policy benefits represented 82.8% of total net premiums. Net of the interest credited on the stable value product portfolio to reserves, the total claims and other policy benefits represented 77.9% of total net premiums. This was comparable to the 81.2% of total net premiums, net of the impact of stable value products, for the second quarter of 1996 and 80.0% for the entire year ended December 31, 1996. This percentage can fluctuate from quarter to quarter due to changes in the mix of new business and mortality fluctuations. The Company expects mortality to fluctuate somewhat from quarter to quarter but believes it is fairly constant over longer periods of time. The second quarter percentage is not considered indicative of any longer term trend.

Claims and other policy benefits by major segment were as follows (dollars in millions):

                                                                                                   Change
                                                                                                   ------
                                                       1997              1996             Dollars           Percent
                                                      ------             -----            -------           -------
U.S. life                                             $115.6             107.2               8.4               7.8
Canadian life                                           13.9              11.6               2.3              19.8
Accident and health                                     13.1               8.0               5.1              63.8
Other international                                     24.4              10.8              13.6             125.9
                                                      ------             -----              ----             -----
Totals                                                $167.0             137.6              29.4              21.4
                                                      ======             =====              ====             =====

The increase in claims in the U.S. and Canadian life segments was the result of an overall increase in the amount at risk, which corresponds with the overall increase in premiums. In the U.S. and Canadian life segments, mortality experience was slightly better for the second quarter of 1997 as compared to the second quarter of 1996, when mortality results were considerably higher than expected. In addition, reserve levels increased in relation to the overall increase in the amount at risk and the aging of the existing blocks of business. The accident and health segment increase correlated with the increase in premiums discussed above. The increase in claims in the other international segment correlated with the increase in premiums from the Latin American and Asia Pacific regions discussed above.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $47.8 million, or 23.7% of net premium for the quarter. This compares to 20.2% of net premiums for the entire year ended December 31, 1996. Net of the impact of fees paid to retrocessionnaires in connection with financial reinsurance and allowances on asset intensive products, those costs represented $43.7 million, or 21.7% of net premium, for the second quarter of 1997 compared to total costs of $27.4 million, or 16.8% of net premium, for the second quarter of 1996.

Policy acquisition costs and other insurance expenses by major segment were as follows (in millions):

                                                                                                    Change
                                                                                                    ------
                                                        1997              1996              Dollars          Percent
                                                       -----              ----              -------          -------
U.S. life                                              $32.0              21.9               10.1              46.1
Canadian life                                            3.4               2.7                0.7              25.9
Accident and health                                      6.8               4.2                2.6              61.9
Other international                                      5.6               1.8                3.8             211.1
                                                       -----              ----               ----             -----
Totals                                                 $47.8              30.6               17.2              56.2
                                                       =====              ====               ====             =====

In the U.S. life segment, policy acquisition costs and other insurance expenses as a percent of net premium, net of the effect of financial reinsurance and allowances on asset intensive products, was 19.5% for the second quarter of 1997 compared to 15.4% for the second quarter of 1996 and 17.2% for the entire year ended December 31, 1996. The increase in policy acquisition costs and other insurance expenses for the U.S. life segment is primarily a result of changes in the mix of business and renewal commissions on several significant blocks of business on which renewal rates are higher than historical renewal rates.

In the Canadian life segment, policy acquisition costs and other insurance expenses as a percent of net premiums increased to 19.2% for the second quarter of 1997 compared to 17.3% for the second quarter of 1996 and 16.1% of net premiums for the entire year ended December 31, 1996. The Canadian life segment increase resulted primarily from new business premiums, which was partially offset by the processing of significant blocks of renewal business during the first quarter that carry lower net renewal commissions than the first year business. The increase as a percent of premiums is primarily a result of the premium adjustment which resulted from processing several large blocks of business discussed above.

In the accident and health segment, policy acquisition costs and other insurance expenses as a percent of net premiums was 34.0% for the second quarter of 1997 compared to 36.7% for the second quarter of 1996 and 32.2% for the entire year ended December 31, 1996. This percent fluctuates primarily due to changes in the mix of business.

In the other international segment, policy acquisition costs and other insurance expenses as a percent of net premium increased to approximately 19.3% for the second quarter of 1997 compared to 16.7% for the entire year of 1996. The Company's other international segment percentages fluctuate due primarily to the timing of client company reporting and the diversity in the mix of business being reported.

      Other Operating Expenses. Other operating expenses increased $2.5 million, or 25.8%, to $12.2 million in the second quarter of 1997 compared to $9.7 million for the same period in 1996. Expenses of the Canadian and accident and health operations remained relatively stable compared to the prior year. U.S. operating expenses increased $1.2 million and other international business operating expenses increased $1.3 million. The overall increase in other expenses was the result of planned activities associated with pursuing new business opportunities and international expansion efforts. The operating expense increases were consistent with expectations and remain relatively stable as a percentage of net premiums.

      Interest Expense. Interest expense related to the issuance of long-term debt by Reinsurance Group of America, Incorporated on March 22, 1996 and the financing of a portion of the Company's Australian reinsurance operations.

      Provision for Income Taxes. Income tax expense from operations represents approximately 36.5% of pre-tax income for the second quarter of 1997 compared to 37.0% of pre-tax income for the second quarter of 1996. The effective tax rate of 36.5% on income from operations is representative of the Company's expected annual effective tax rate.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $75.6 million, or 22.8%, to $406.9 million for the first half of 1997 compared to $331.3 million for the same period in 1996.

Premiums by major segment were as follows (dollars in millions):

                                                                                                   Change
                                                                                                   ------
                                                       1997              1996              Dollars          Percent
                                                      ------             -----             -------          -------
U.S. life                                             $281.0             249.3              31.7              12.7
Canadian life                                           36.3              28.9               7.4              25.6
Accident and health                                     36.6              25.7              10.9              42.4
Other international                                     53.0              27.4              25.6              93.4
                                                      ------             -----              ----
Totals                                                $406.9             331.3              75.6              22.8
                                                      ======             =====              ====              ====


In the first half of 1997, the U.S. life premiums increased by 12.7% over the same period in 1996. The increase was attributed to new business production, renewal premium increases from existing blocks of business, revisions of existing treaties, and the continuing impact of past production. Growth in credit life premiums of $9.5 million over 1996 contributed to the overall increase in premiums.

The Canadian life segment increased $1.0 million in first year premiums and $6.4 million in renewal premiums. While new and renewal premium growth remained strong as a result of strong new business production in 1996, this increase was partially offset by processing several large blocks of business on which the actual results were slightly less than the estimates previously recorded.

Accident and health premiums increased $10.9 million, or 42.4%. The increase represented growth in domestic business of $7.5 million and growth in business from the Company's contact office in London of $3.4 million. The accident and health segment's premium levels did not show any decline resulting from the decision to exit outside-managed pools. The premium reduction will be more noticeable in 1998 as the Company will not renew existing contracts.

The Company's other international business reported strong growth from year to year. Premiums in the Latin American operations increased $17.6 million, with the largest increase from single premium immediate annuity business from Chile, which grew $10.2 million. In the Asia Pacific operations, premiums increased $8.0 million, including $3.6 million in new business generated from the Company's operating subsidiary in Australia.

      Investment Income, Net. Investment income, net of investment expenses, increased $26.9 million, or 44.2%, to $87.8 million in the first half of 1997 from $60.9 million for the same period in 1996. The cost basis of invested assets increased $409.4 million from June 30, 1996 to June 30, 1997. The increase in invested assets was a result of operating cash flows and reinsurance transactions involving stable value deposits from ceding companies of $291.9 million since June 30, 1996. The stable value product asset portfolio generated $20.6 million of investment income in 1997 compared to $8.3 million for the same period in 1996. The investment income earned on the stable value product asset portfolio was offset by amounts credited and paid to ceding companies of $19.6 million and $7.7 million for 1997 and 1996, respectively. These amounts are primarily included in claims and other policy benefits. The average earned yield on the consolidated investment portfolio decreased to 7.26% for 1997 compared to 7.31% for the same period in 1996. This resulted primarily from the increase in the stable value portfolio, which requires a shorter duration to achieve appropriate asset and liability duration matching, offset by increased yields through the addition of mortgage loans in other portfolios.

      Realized Investment Gains, Net. Realized investment gains decreased $0.9 million to $0.9 million in the first half of 1997 from $1.8 million for from ongoing repositioning within the Company's portfolios.

      Other Revenue. Other revenue increased $1.1 million in the first half of 1997 to $9.0 million compared to $7.9 million for the same period in 1996. Other revenue includes items such as profit and risk fees associated with financial reinsurance as well as earnings in unconsolidated investees, management fee income, and miscellaneous income associated with late premium payments. During 1997, financial reinsurance treaties resulted in $7.8 million in financial reinsurance fees which were partially offset by fees paid to retrocessionaires of $7.0 million, included in other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $63.6 million, or 22.6%, to $344.9 million in the first half of 1997 compared to $281.3 million for the same period in 1996.

For the first half of 1997, total claims and other policy benefits represented 84.7% of total net premiums. Net of the interest credited on the stable value product portfolio to reserves, the total claims and other policy benefits represented 83.3% of total net premiums. This was comparable to the 82.8% of total net premiums, net of the impact of stable value products, for the first half of 1996 and 80.0% for the entire year ended December 31, 1996. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time.

Claims and other policy benefits by major segment were as follows (dollars in millions):

                                                                                                   Change
                                                                                                   ------
                                                       1997               1996             Dollars          Percent
                                                      ------             -----             -------          -------
U.S. life                                             $246.2             216.3              29.9              13.8
Canadian life                                           29.0              23.7               5.3              22.4
Accident and health                                     25.2              19.3               5.9              30.6
Other international                                     44.5              22.0              22.5             102.3
                                                      ------             -----              ----             -----
Totals                                                $344.9             281.3              63.6              22.6
                                                      ======             =====              ====             =====

For the first half of 1997, the increase in claims and other policy benefits in the U.S. and Canadian life segments was the result of an overall increase in the amount at risk, which corresponds with the overall increase in premiums. In the U.S. and Canadian life segments, mortality was slightly more favorable for 1997 as compared to the same period in 1996, while reserve levels increased in relation to the overall increase in the amount at risk and the aging of the existing blocks of business. In addition, the stable value product interest credited and paid to ceding companies increased $11.9 million over the same period in 1996 in the U.S. life segment. The accident and health segment increase correlated with the increase in premiums discussed above. The increase in claims and other policy benefits in the other international segment correlated with the increase in premiums from the Latin American and Asia Pacific regions discussed above.

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

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $88.3 million, or 21.7% of net premium for the first half of 1997. This compares to 20.2% of net premiums for the entire year ended December 31, 1996. Net of the impact of fees paid to retrocessionnaires in connection with financial reinsurance and allowances on asset intensive products, those costs represented $79.8 million, or 19.6% of net premium, for the first half of 1997 compared to total costs of
54.4 million, or 16.4% of net premium, for the same period of 1996.

Policy acquisition costs and other insurance expenses by major segment were as follows (dollars in millions):

                                                                                                    Change
                                                                                                    ------
                                                        1997              1996              Dollars          Percent
                                                       -----              ----              -------          -------
U.S. life                                              $60.0              44.6               15.4              34.5
Canadian life                                            6.5               4.6                1.9              41.3
Accident and health                                     12.6               7.9                4.7              59.5
Other international                                      9.2               3.9                5.3             135.9
                                                       -----              ----               ----             -----
Totals                                                 $88.3              61.0               27.3              44.8
                                                       =====              ====               ====             =====

In the U.S. life segment, policy acquisition costs and other insurance expenses as a percent of net premium, net of the effect of financial reinsurance and allowances on asset intensive products, represented 18.4% for the first half of 1997 compared to 16.9% for the same period of 1996 and 17.2% for the entire year ended December 31, 1996. The increase in policy acquisition costs and other insurance expenses for the U.S. life is primarily a result of changes in the mix of business and renewal commissions on several significant blocks of business on which renewal rates are higher than our historical renewal rates.

In the Canadian life segment, policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 18.0% for the first half of 1997 compared to 15.8% for the same period of 1996 and 16.1% of net premiums for the entire year ended December 31, 1996. The increase as a percent of premiums is primarily a result of the premium adjustment which resulted from processing several large blocks of business discussed above.

In the accident and health segment, policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 34.4% for the first half of 1997 compared to 30.7% for the same period of 1996. This increase was attributed to the new business growth primarily with the new business processed during the first two quarters of 1997.

In the other international segment, policy acquisition costs and other insurance expenses as a percent of net premium increased to approximately 17.3% for the first half of 1997 compared to 16.7% for the entire year of 1996. The Company's other international segment percentages fluctuate due primarily to the timing of client company reporting and the diversity in the mix of business being reported.

      Other Operating Expenses. Other operating expenses increased $4.0 million, or 21.4%, to $22.7 million in the first half of 1997 compared to $18.7 million for the same period in 1996. Expenses of the Canadian, and accident and health operations remained relatively stable compared to the prior year. U.S. operating expenses increased $1.2 million and other international business operating expenses increased $2.7 million. The overall increase in other expenses was the result of planned activities associated with pursuing new business opportunities and international expansion efforts. The operating expense increases were consistent with expectations and remain relatively stable as a percent of net premiums.

      Interest Expense. Interest expense related to the issuance of long-term debt by Reinsurance Group of America, Incorporated on March 22, 1996, and the financing of a portion of the Company's Australian reinsurance operations during 1996.

      Provision for Income Taxes. Income tax expense from operations represented approximately 32.5% of pre-tax income for the first half of 1997 and 36.9% of pre-tax income for the first half of 1996. The Company calculated a tax benefit of $7.6 million on the $18.0 million accident and health reserve adjustment recorded in the first quarter of 1997. The effective tax rate of 36.4% on income from operations is representative of the Company's expected annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1997, the Company generated $131.0 million in cash from operating activities and $141.9 million from deposits related to the stable value business. These increases were offset by cash used for investing of $288.8 million, dividends to stockholders of $2.7 million and the repurchase of the Company's stock of $3.1 million. The sources of funds of RGA's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. The funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

In addition, RGA's liquidity position was supported by the $100.0 million offering of Senior Notes in March 1996. The ability of the Company to make principal and interest payments, as well as and to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of RGA's subsidiaries, as well as the investment earnings on the undeployed debt proceeds. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

RGA recently declared a cash dividend of $.06 per post-split share of common stock. On a post-split basis, this dividend will be paid on August 29, 1997 to shareholders of record as of August 8, 1997. The cash dividend reflects a 13% increase over the previous dividend rate. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its subsidiaries.

During the second quarter of 1997, RGA repurchased shares of RGA common stock. The repurchased shares are intended to enable RGA to satisfy obligations under its stock option program. Purchases were made in the open market, at the then prevailing market price. As of June 30, 1997, 85,800 shares (on a post-split basis) have been repurchased.

INVESTMENTS

Invested assets increased by $314.6 million, or 13.8%, to $2,586.6 million at June 30, 1997, compared to $2,272.0 million at December 31, 1996. The increase resulted from cash deposits for stable value products of $141.9 million and positive operating cash flows. The increase was also attributed to an increase in the fair value adjustment of fixed maturities available for sale of $8.8 million. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

At June 30, 1997, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $56.4 million.

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

ITEM 4
------

Submission of Matters to a Vote of Security Holders
---------------------------------------------------

The annual meeting of stockholders of Reinsurance Group of America, Incorporated ("RGA") was held in St. Louis, Missouri on May 15, 1997. At the meeting, the election of two incumbent directors and one new nominee for director was submitted to the stockholders. Each nominee had been nominated for a three-year term to expire at the annual meeting in 2000. Management solicited proxies from stockholders and a total of 16,076,137 shares were voted as follows:

         Nominee                                     For                  Withheld            Broker Non-Votes
         -------                                     ---                  --------            ----------------
     Bernard A. Edison                           16,067,616                 8,521                     0
     Stuart I. Greenbaum                         16,067,691                 8,446                     0
     Richard A. Liddy                            16,069,891                 6,246                     0

There were no other nominees for director. All three nominees were elected. Mr. Greenbaum was nominated to succeed Dennis F. Hardcastle, who resigned effective upon Mr. Greenbaum's election. Continuing in office as directors of RGA are: J. Cliff Eason, William A. Peck, M.D., Leonard M. Rubenstein, William P. Stiritz, H. Edwin Trusheim, and A. Greig Woodring.

No other matters were presented at the meeting.


ITEM 6
------

Exhibits and Reports on Form 8-K
--------------------------------

(a)         See index to exhibits.

(b)         No reports on Form 8-K were filed during the three months ended
            June 30, 1997.

                                    SIGNATURES
                                    ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                    Reinsurance Group of America, Incorporated



                    By:  /s/ A. Greig Woodring        8/12/97
                         ----------------------------------------
                                A. Greig Woodring
                         President & Chief Executive Officer






                         /s/ Jack B. Lay                      8/12/97
                         --------------------------------------------
                                      Jack B. Lay
                         Executive Vice President & Chief Financial Officer

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

3.2                        Bylaws of RGA incorporated by reference to Exhibit
                           3.2 to Registration Statement on Form S-1 (No.
                           33-58960) filed on March 2, 1993

3.3                        Certificate of Designations for Series A Junior
                           Participating Preferred Stock incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form
                           10-Q for the quarter ended March 31, 1997 (No.
                           1-11848)

27.1                       Financial Data Schedule

                                    20
