Form 10-Q
period 1997-09-30
REINSURANCE GROUP OF AMERICA INC
filed 1997-11-12
CIK 898174

                         UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                           FORM 10-Q

(MARK ONE)
  /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               OR

  / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                    ----------------------

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

                    ----------------------

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


COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 23, 1997:
                        26,049,375 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                              TABLE OF CONTENTS


      ITEM                                                                   PAGE
      ----                                                                   ----


                       PART I - FINANCIAL INFORMATION
                       ------------------------------
1     Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      September 30, 1997 and December 31, 1996                                3

      Condensed Consolidated Statements of Income (Unaudited)
      Three months and nine months ended September 30, 1997 and 1996          4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months and nine months ended September 30, 1997 and 1996          5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                                 6-7

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                          8-18


                       PART II - OTHER INFORMATION
                       ---------------------------

1     Legal Proceedings                                                      19

6     Exhibits and Reports on Form 8-K                                       19

      Signatures                                                             20

      Index to Exhibits                                                      21



                              REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)


                                                                                    September 30,             December 31,
                                                                                        1997                     1996
                                                                                    -------------             ------------
                                                                                            (Dollars in thousands)
      ASSETS
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $2,068,553 and
      $1,469,649 at September 30, 1997, and December 31, 1996, respectively)         $2,166,331               $1,517,264
Mortgage loans on real estate                                                           151,501                   98,262
Policy loans                                                                            429,005                  426,366
Funds withheld at interest                                                              151,470                  129,949
Short-term investments                                                                   78,661                   93,548
Other invested assets                                                                    14,861                    6,659
                                                                                     ----------               ----------
      Total investments                                                               2,991,829                2,272,048
Cash and cash equivalents                                                                18,429                   13,145
Accrued investment income                                                                51,689                   23,308
Premiums receivable                                                                     142,631                   76,438
Funds withheld                                                                           36,798                   30,697
Reinsurance ceded receivables                                                            52,292                   59,618
Deferred policy acquisition costs                                                       275,412                  233,565
Other reinsurance balances                                                              155,256                  157,065
Other assets                                                                             32,076                   27,770
                                                                                     ----------               ----------
      Total assets                                                                   $3,756,412               $2,893,654
                                                                                     ==========               ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                               $  893,729               $  755,793
Interest sensitive contract liabilities                                               1,637,095                1,106,491
Other policy claims and benefits                                                        252,014                  206,284
Other reinsurance balances                                                              176,158                  149,289
Deferred income taxes                                                                   102,525                   73,275
Other liabilities                                                                       108,318                   63,689
Long-term debt                                                                          107,715                  106,493
                                                                                     ----------               ----------
      Total liabilities                                                               3,277,554                2,461,314
Minority interest                                                                         7,624                    6,782
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                          --                       --
   Common stock (par value $.01 per share; 75,000,000 shares authorized,
      26,049,375 shares issued)                                                             261                      174
   Additional paid in capital                                                           264,293                  264,399
   Currency translation adjustments                                                     (10,237)                  (5,536)
   Unrealized appreciation of securities, net of taxes                                   58,542                   28,365
   Retained earnings                                                                    175,877                  147,824
                                                                                     ----------               ----------
      Total stockholders' equity before treasury stock                                  488,736                  435,226
   Less treasury shares held of 758,033 and 584,031 at cost at
      September 30, 1997, and December 31, 1996, respectively                           (17,502)                  (9,668)
                                                                                     ----------               ----------
      Total stockholders' equity                                                        471,234                  425,558
                                                                                     ----------               ----------
      Total liabilities and stockholders' equity                                     $3,756,412               $2,893,654
                                                                                     ==========               ==========

See accompanying notes to condensed consolidated financial statements.


                              REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)

                                                                      Three months ended             Nine months ended
                                                                         September 30,                 September 30,
                                                                 ----------------------------      -------------------------
                                                                    1997              1996            1997           1996
                                                                 ----------        ----------      ----------     ----------
                                                                       (Dollars in thousands, except per share data)
Revenues:
   Net premiums                                                   $197,910          $151,284        $604,850       $482,599
   Investment income, net of related expenses                       46,532            35,873         134,376         96,798
   Realized investment (losses)/gains, net                            (353)              127             566          1,922
   Other revenue                                                     4,938             4,754          13,929         12,632
                                                                  --------          --------        --------       --------
      Total revenues                                               249,027           192,038         753,721        593,951

Benefits and expenses:
   Claims and other policy benefits                                165,538           126,342         510,403        407,594
   Accident and health pool charge (see Note 3)                         --                --          18,000             --
   Policy acquisition costs and other insurance expenses            46,440            32,633         134,708         93,679
   Other operating expenses                                         12,797            10,425          35,526         29,165
   Interest expense                                                  1,949             1,959           5,853          4,198
                                                                  --------          --------        --------       --------
      Total benefits and expenses                                  226,724           171,359         704,490        534,636
                                                                  --------          --------        --------       --------

      Income before income taxes and minority interest              22,303            20,679          49,231         59,315

   Provision for income taxes                                        7,797             7,593          16,553         21,840
                                                                  --------          --------        --------       --------

      Income before minority interest                               14,506            13,086          32,678         37,475

Minority interest in earnings of consolidated subsidiaries            (134)             (469)           (383)          (862)
                                                                  --------          --------        --------       --------

      Net income                                                  $ 14,372          $ 12,617        $ 32,295       $ 36,613
                                                                  ========          ========        ========       ========

Earnings per common and common equivalent share                   $   0.56          $   0.49        $   1.25       $   1.44
                                                                  ========          ========        ========       ========

Weighted average number of common and common equivalent
   shares outstanding (in thousands)                                25,766            25,513          25,758         25,499
                                                                  ========          ========        ========       ========




See accompanying notes to condensed consolidated financial statements.


                             REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                                              Nine months ended
                                                                                                September 30,
                                                                                   -------------------------------------
                                                                                        1997                    1996
                                                                                   -------------            ------------
                                                                                          (Dollars in thousands)

OPERATING ACTIVITIES:
   Net income                                                                       $    32,295               $  36,613
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
        Accrued investment income                                                       (28,391)                (23,145)
        Premiums receivable                                                             (66,382)                 (3,858)
        Deferred policy acquisition costs                                               (42,560)                (30,146)
        Funds withheld                                                                   (6,102)                 (1,377)
        Reinsurance ceded balances                                                        7,283                   6,069
        Future policy benefits, other policy claims and benefits, and
          other reinsurance balances                                                    236,065                 189,195
        Deferred income taxes                                                             9,665                  13,325
        Other assets and other liabilities                                               37,906                  30,313
      Amortization of goodwill and value of business acquired                               973                     879
      Amortization of net investment discounts                                          (10,277)                 (6,934)
      Realized investment gains, net                                                       (566)                 (1,922)
      Other, net                                                                           (558)                   (101)
                                                                                    -----------               ---------
Net cash provided by operating activities                                               169,351                 208,911
INVESTING ACTIVITIES:
   Sales of investments:
        Fixed maturity securities - Available for sale                                  245,341                  96,664
        Mortgage loans                                                                   28,178                      --
   Maturities of fixed maturity securites                                               177,989                 119,949
   Purchases of fixed maturity securities                                            (1,003,293)               (850,108)
   Cash invested in:
      Mortgage loans                                                                    (81,135)                (41,685)
      Policy loans                                                                       (5,797)                (32,067)
      Funds withheld at interest                                                        (21,521)                (26,052)
   Principal payments on:
      Mortgage loans                                                                      1,060                      30
      Policy loans                                                                        3,158                      --
   Change in short-term and other invested assets                                         7,571                  28,645
   Investment in joint venture and purchase of subsidiary stock                              --                  (3,207)
                                                                                    -----------               ---------
Net cash used in investing activities                                                  (648,449)               (707,831)
FINANCING ACTIVITIES:
   Dividends to stockholders                                                             (4,242)                 (3,702)
   Purchase of treasury stock                                                            (8,740)                     --
   Reissuance of treasury stock                                                             907                     312
   Minority interest in earnings                                                            383                     862
   Excess deposits on universal life and other investment type
     policies and contracts                                                             494,759                 391,573
   Proceeds from long-term debt issuance                                                  1,906                 106,335
                                                                                    -----------               ---------
Net cash provided by financing activities                                               484,973                 495,380
Effect of exchange rate changes                                                            (591)                   (282)
                                                                                    -----------               ---------
Change in cash and cash equivalents                                                       5,284                  (3,822)
Cash and cash equivalents, beginning of period                                           13,145                  18,258
                                                                                    -----------               ---------
Cash and cash equivalents, end of period                                            $    18,429               $  14,436
                                                                                    ===========               =========


See accompanying notes to condensed consolidated financial statements.


      REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1996.

The Company has reclassified the presentation of certain prior period information to conform with the 1997 presentation.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The Company anticipates that the most significant items of comprehensive income will be the change in unrealized gains and losses on securities as well as the change in foreign currency translation, both items which historically have been reported only as a component of stockholders' equity. The adoption of SFAS No. 130 will not affect results of operations or financial position, but will affect their presentation and disclosure.

Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for years beginning after December 15, 1997. SFAS No. 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 will not affect results of operations or financial position, but will affect the disclosure of segment information. However, the Company has not completed its analysis of the impact on disclosures of implementing this new standard, but plans to adopt SFAS 131 effective January 1, 1998.

2.    EARNINGS PER SHARE

Earnings per share were computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period. Outstanding employee stock options, which are reflected as common stock equivalents using the treasury stock method, have been considered in net earnings per share calculations.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share ("EPS")." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997, and requires all prior period earnings per share data presented to be restated to conform with the provisions of SFAS No. 128. Accordingly, the Company plans to retroactively restate all interim amounts during the fourth quarter. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. It is expected that the adoption of SFAS No. 128 will not have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

3.    SIGNIFICANT TRANSACTION

During the first quarter of 1997, the Company recorded a charge of $18.0 million, $10.4 million after-tax, to increase reserves associated with run-off claims from certain accident and health insurance pools in which it had formerly participated. That action was a result of management's strategic decision to exit all outside-managed accident and health pools. The charge reflects management's intent to reserve fully for all anticipated claim payments attributed to outside-managed accident and health pools.

4.    STOCK SPLIT

The Board of Directors of Reinsurance Group of America, Incorporated (RGA) approved a three-for-two split of the Company's stock for all shareholders of record as of August 8, 1997, which was payable on August 29, 1997. Effective September 2, 1997, RGA stock began trading at a new, post-split price. All share and per share data is stated to reflect the stock split.

5.    RELATED PARTY TRANSACTIONS

The Company's stable value products are reinsured from General American Life Insurance Company (General American), who owned approximately 64% of RGA's outstanding shares as of September 30, 1997. Deposits from stable value products were approximately $912.7 million as of September 30, 1997. In addition, the Company entered into annuity reinsurance transactions during the second quarter of 1997 with Cova Financial Services Life Insurance Company, a subsidiary of General American. Deposits related to this business were $82.8 million as of September 30, 1997.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $46.6 million, or 30.8%, to $197.9 million in the third quarter of 1997 from $151.3 million for the same period in 1996.

Premiums by major segment were as follows (dollars in millions):

                                                                  Change
                                                                  ------
                                     1997        1996        Dollars    Percent
                                     ----        ----        -------    -------
U.S. life                           $137.2       106.9        30.3        28.3
Canadian life                         17.7        12.4         5.3        42.7
Accident and health                   22.0        12.6         9.4        74.6
Other international                   21.0        19.4         1.6         8.2
                                    ------       -----        ----        ----
Totals                              $197.9       151.3        46.6        30.8
                                    ======       =====        ====        ====

Renewal premiums from the existing block of business, along with new business premiums from facultative and automatic treaties contributed to the overall premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore fluctuate from period to period. In the U.S. life segment, the increase from prior year was attributed to premium growth on the existing block of business, combined with strong new business premium. In the Canadian life segment, the increase of $5.3 million represented growth in new business of $1.0 million and growth in renewal business of $4.3 million for the quarter compared to the same period in prior year.

Accident and health premiums continue to grow based on contracts executed during the second half of 1996. The increase represented growth primarily in domestic business while growth in business from the Company's contact office in London remained comparable to last year. The accident and health segment's premium levels for managed pools have grown $9.0 million compared to the third quarter of 1996. Of the total accident and health premiums, approximately 47.5% related to pool business through the third quarter of 1997. Premium levels did not show any decline resulting from the decision to exit outside-managed pools in the first quarter of 1997. The Company anticipates that outside-managed pool business will represent approximately 40.0% of total accident and health premium for the full year 1997. The Company estimates that pool premiums will decline by approximately 10.0% in 1998, approximately 60.0% in 1999, and 100% in 2000.

The Company's other international business reported modest growth from year to year. Premiums in the Latin American operations decreased $0.8 million for the quarter primarily due to the timing of processing statements from client companies for mortality risk reinsurance. The single premium immediate annuity business from Chile grew $1.8 million from the third quarter of 1996. In the Asia Pacific operations, premiums increased $1.4 million resulting from growth in the base of business from the prior year. The growth primarily stems from the new business generated from the Company's operating subsidiary in Australia. New premiums from other regions totaled $1.0 million for the third quarter of 1997.

      Investment Income, Net. Investment income, net of investment expenses, increased $10.7 million, or 29.7%, to $46.5 million in the third quarter of 1997. The cost basis of invested assets increased $829.6 million from September 30, 1996, to September 30, 1997. The increase in invested assets was a result of operating cash flows and reinsurance transactions involving stable value deposits from ceding companies, which totaled $425.6 million since September 30, 1996. The stable value product asset portfolio generated $13.4 million of investment income in the third quarter of 1997 compared to $7.4 million for the same period in 1996. The investment income earned on the stable value product asset portfolio was offset by amounts credited and paid to ceding companies of $12.8 million and $6.9 million for the third quarter of 1997 and 1996, respectively. These amounts credited are primarily included in claims and other policy benefits.

      Realized Investment (Losses)/Gains, Net. In the third quarter of 1997, net realized investment gains decreased $0.5 million from $0.1 million for the same period in the prior year. The net realized investment loss resulted from ongoing repositioning within the Company's portfolios.

      Other Revenue. Other revenue increased $0.2 million in the third quarter of 1997 to $4.9 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance as well as earnings in unconsolidated investees, management fee income, and miscellaneous income associated with late premium payments. During the third quarter of 1997, financial reinsurance treaties resulted in $4.1 million in financial reinsurance fees which were partially offset by fees paid to retrocessionaires of $3.7 million, included in policy acquisition costs and other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $39.2 million, or 31.0%, to $165.5 million in the third quarter of 1997. For the third quarter of 1997, total claims and other policy benefits represented 83.6% of total net premiums. Net of the interest credited on the stable value product portfolio, the total claims and other policy benefits represented 76.9% of total net premiums. This was comparable to the 79.4% of total net premiums, net of the impact of stable value products, for the third quarter of 1996 and 80.0% for the entire year ended December 31, 1996. This percentage can fluctuate from quarter to quarter due to changes in the mix of new business and mortality fluctuations. The Company expects mortality to fluctuate somewhat from quarter to quarter but believes it is fairly constant over longer periods of time. The third quarter percentage is not considered indicative of any longer term trend.

Claims and other policy benefits by major segment were as follows (dollars in millions):


                                                                   Change
                                                                   ------
                                     1997         1996       Dollars    Percent
                                     ----         ----       -------    -------
U.S. life                           $116.6        92.8        23.8        25.6
Canadian life                         17.3        10.1         7.2        71.3
Accident and health                   16.6         9.7         6.9        71.1
Other international                   15.0        13.7         1.3         9.5
                                    ------       -----        ----        ----
Totals                              $165.5       126.3        39.2        31.0
                                    ======       =====        ====        ====


In the U.S. life segment, mortality experience net of the impact of stable value products was slightly better for the third quarter of 1997 as compared to the third quarter of 1996. In the Canadian life segment, adverse mortality contributed to the overall increase in claims and other policy benefits. In addition, reserve levels for the U.S. life and Canadian life business increased in relation to the overall increase in the amount at risk and the aging of the existing blocks of business. The accident and health segment increase was due to poor experience on existing personal accident business from U.K. operations and premium increases discussed above. These risks were subject to the Company's underwriting and were not part of the outside managed pools for which the Company took a charge in the first quarter of 1997. The increase in claims in the other international segment correlated with the increase in premiums from the Latin American and Asia Pacific regions discussed above.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $46.4 million, or 23.5% of net premium for the quarter. This compares to 20.2% of net premiums for the entire year ended December 31, 1996. Net of the impact of fees paid to retrocessionnaires in connection with financial reinsurance and allowances on other investment-type products, those costs represented $43.4 million, or 21.9% of net premium, for the third quarter of 1997 compared to total costs of $29.1 million, or 19.2% of net premium, for the third quarter of 1996.
The impact of higher renewal allowances on traditional reinsurance treaties contributed to the increase in this ratio.

Policy acquisition costs and other insurance expenses by major segment were as follows (in millions):

                                                          Change
                                                          ------
                                1997       1996     Dollars     Percent
                                ----       ----     -------     -------
U.S. life                      $32.6       21.3       11.3        53.1
Canadian life                    1.9        2.4       (0.5)      (20.8)
Accident and health              6.7        4.0        2.7        67.5
Other international              5.2        4.9        0.3         6.1
                               -----       ----       ----        ----
Totals                         $46.4       32.6       13.8        42.3
                               =====       ====       ====        =====

In the U.S. life segment, policy acquisition costs and other insurance expenses as a percent of net premium, net of the effect of financial reinsurance and allowances on other investment-type products, was 21.6% for the third quarter of 1997 compared to 16.7% for the third quarter of 1996 and 17.2% for the entire year ended December 31, 1996. The increase in policy acquisition costs and other insurance expenses for the U.S. life segment was primarily a result of changes in the mix of business and decreases in deferrable commissions due to higher renewal commissions on several significant blocks of business.

In the Canadian life segment, policy acquisition costs and other insurance expenses as a percent of net premiums decreased to 10.7% for the third quarter of 1997 compared to 19.4% for the third quarter of 1996 and 16.1% of net premiums for the entire year ended December 31, 1996. The decrease resulted from increased use of yearly renewable term products from coinsurance products since September 30, 1996. This change resulted in fewer commissions as a percent of net premiums for the current period compared to the same period in 1996.

In the accident and health segment, policy acquisition costs and other insurance expenses as a percent of net premiums was 30.5% for the third quarter of 1997 compared to 31.7% for the third quarter of 1996 and 32.2% for the entire year ended December 31, 1996. This increase was attributed to the mix of new business growth discussed in the premiums above.

In the other international segment, policy acquisition costs and other insurance expenses as a percent of net premium increased to approximately 24.8% for the third quarter of 1997 compared to 16.7% for the entire year of 1996. The Company's other international segment percentages fluctuate due primarily to the timing of client company reporting and the diversity in the mix of business being reported.

      Other Operating Expenses. Other operating expenses increased $2.4 million, or 23.1%, to $12.8 million in the third quarter of 1997 compared to $10.4 million for the same period in 1996. Expenses of the U.S. life, Canadian life and accident and health operations remained comparable to the prior year. Other international business operating expenses increased $2.2 million as the result of activities associated with pursuing new business opportunities and international expansion efforts.

      Interest Expense. Interest expense related to the issuance of long-term debt by Reinsurance Group of America, Incorporated on March 22, 1996, and the on-going financing of a portion of the Company's Australian reinsurance operations.

      Provision for Income Taxes. Income tax expense from operations before realized investment gains/(losses) represented approximately 35.2% of pre-tax income for the third quarter of 1997 compared to 37.6% of pre-tax income for the third quarter of 1996. The effective tax rate of 36.1% on income from operations through September 30, 1997, is representative of the Company's expected annual effective tax rate for 1997, based upon its current mix of reinsurance business and applicable tax rates associated with the markets in which it is transacting business.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
---------------------------------------------

RESULTS OF OPERATIONS

      Net Premiums. Net premiums increased $122.3 million, or 25.3%, to $604.9 million for the first nine months of 1997 compared to $482.6 million for the same period in 1996.

Premiums by major segment were as follows (dollars in millions):


                                                            Change
                                                            ------
                               1997        1996       Dollars     Percent
                               ----        ----       -------     -------
U.S. life                     $418.3       356.1        62.2        17.5
Canadian life                   54.0        41.2        12.8        31.1
Accident and health             58.6        38.4        20.2        52.6
Other international             74.0        46.9        27.1        57.8
                              ------       ------      -----        ----
Totals                        $604.9       482.6       122.3        25.3
                              ======       =====       =====        ====

In the first nine months of 1997, the U.S. life premiums increased by 17.5% over the same period in 1996. The increase was attributed to new business production, renewal premium increases from existing blocks of business, revisions of existing treaties, and the continuing impact of past production. Growth in credit life premiums of $13.5 million over 1996 contributed to the overall increase in premiums. The Canadian life segment increased $2.0 million in first year premiums and $10.8 million in renewal premiums. Continued growth in new and renewal premiums was a result of strong new business production in 1996. Fluctuations in premiums are also subject to the timing of when client company statements are processed.

Accident and health premiums increased $20.2 million, or 52.6%. The increase represented growth in domestic business of $16.9 million and growth in business from the Company's contact office in London of $3.3 million. The accident and health segment's managed pool premium levels increased $13.6 million compared to the same period in prior year and did not show any decline resulting from the decision to exit outside-managed pools. Of the total accident and health premiums, 47.5% related to pool business through the third quarter of 1997. Premium levels did not show any decline resulting from the decision to exit outside-managed pools in the first quarter of 1997. The Company anticipates that outside-managed pool business will represent approximately 40.0% of total accident and health premium for the full year 1997. The Company estimates that pool premiums will decline by approximately 10.0% in 1998, approximately 60.0% in 1999, and 100% in 2000.

The Company's other international business reported strong growth from year to year. Premiums in the Latin American operations increased $16.9 million, with the largest increase from single premium immediate annuity business from Chile, which grew $12.1 million. In the Asia Pacific operations, premiums increased $9.0 million, including $7.1 million in new business generated from the Company's operating subsidiary in Australia. Premiums from other regions totaled $1.2 million through the third quarter of 1997.

      Investment Income, Net. Investment income, net of investment expenses, increased $37.6 million, or 38.8%, to $134.4 million in the first nine months of 1997 from $96.8 million for the same period in 1996. The cost basis of invested assets increased $829.6 million from September 30, 1996, to September 30, 1997. The increase in invested assets was a result of operating cash flows, and reinsurance transactions involving stable value deposits from ceding companies of $425.6 million, since September 30, 1996. The stable value product asset portfolio generated $34.0 million of investment income in 1997 compared to $15.7 million for the same period in 1996. The investment income earned on the stable value product asset portfolio was offset by amounts credited and paid to ceding companies of $32.4 million and $14.6 million for 1997 and 1996, respectively. These amounts are primarily included in claims and other policy benefits. The average earned yield on the consolidated investment portfolio decreased to 7.25% for 1997 compared to 7.29% for the same period in 1996. This resulted primarily from the increase in the stable value portfolio, which requires a shorter duration to achieve appropriate asset and liability duration matching, offset by increased yields through the addition of mortgage loans in other portfolios.

      Realized Investment Gains, Net. Realized investment gains decreased $1.3 million to $0.6 million in the first nine months of 1997 from $1.9 million for the same period in 1996. Net realized investment gains resulted from ongoing repositioning within the Company's portfolios.

      Other Revenue. Other revenue increased $1.3 million in the first nine months of 1997 to $13.9 million compared to $12.6 million for the same period in 1996. Other revenue includes items such as profit and risk fees associated with financial reinsurance as well as earnings in unconsolidated investees, management fee income, and miscellaneous income associated with late premium payments. During 1997, financial reinsurance treaties resulted in $11.9 million in financial reinsurance fees which were partially offset by fees paid to retrocessionaires of $10.7 million, included in policy acquisition costs and other insurance expenses.

      Claims and Other Policy Benefits. Claims and other policy benefits increased $102.8 million, or 25.2%, to $510.4 million through the end of the third quarter of 1997 compared to $407.6 million for the same period in 1996.

For the first nine months of 1997, total claims and other policy benefits represented 84.4% of total net premiums. Net of the interest credited on the stable value product portfolio, the total claims and other policy benefits represented 79.2% of total net premiums. This was comparable to the 81.8% of total net premiums, net of the impact of stable value products, for the first nine months of 1996 and 80.0% for the entire year ended December 31, 1996. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time.

Claims and other policy benefits by major segment were as follows (dollars in millions):

                                                           Change
                                                           ------
                               1997        1996       Dollars     Percent
                               ----        ----       -------     -------
U.S. life                     $362.7       309.0        53.7        17.4
Canadian life                   46.4        33.8        12.6        37.3
Accident and health             41.8        29.0        12.8        44.1
Other international             59.5        35.8        23.7        66.2
                              ------       -----       -----        ----
Totals                        $510.4       407.6       102.8        25.2
                              ======       =====       =====        ====

For the first nine months of 1997, the increase in claims and other policy benefits in the U.S. life and Canadian life segments was the result of an overall increase in the amount at risk, which corresponds with the overall increase in premiums. In the U.S. life segment, mortality was slightly more favorable for 1997 as compared to the same period in 1996, while reserve levels increased in relation to the overall increase in the amount at risk and the aging of the existing blocks of business. In addition, the stable value product interest credited and paid to ceding companies increased $18.6 million over the same period in 1996 in the U.S. life segment. In the Canadian life segment, adverse mortality in the third quarter of 1997 exceeded expectations and contributed to the overall increase from the same period in prior year. The accident and health segment increase correlated with the increase in premiums discussed above as well as poor experience on the U.K. block of business during the third quarter of 1997. These risks were subject to the Company's underwriting and were not part of the outside managed accident and health pools for which the Company took a charge in the first quarter of 1997. The increase in claims and other policy benefits in the other international segment correlated with the increase in premiums from the Latin American and Asia Pacific regions discussed above.

      Accident and Health Pool Charge. The Company reported a charge totaling $18.0 million during the first quarter of 1997 associated with the decision to exit all outside-managed accident and health pools, along with the run-off claims from certain accident and health reinsurance pools in which the Company has already terminated its participation. The adjustment in this segment represented management's current estimate to reserve fully for claim payments attributable to outside-managed accident and health pools. The reserve increase of $18.0 million was developed from information received from the accident and health reinsurance pool managers, along with the Company management's judgment of the completeness of the amounts reported.

      Policy Acquisition Costs and Other Insurance Expenses. Policy acquisition costs and other insurance expenses totaled $134.7 million, or 22.3% of net premium for the first nine months of 1997. This was higher than the 20.2% of net premiums for the entire year ended December 31, 1996. Net of the impact of fees paid to retrocessionnaires in connection with financial reinsurance and allowances on asset intensive products, those costs represented $123.2 million, or 20.4% of net premium, for the first nine months of 1997 compared to total costs of $82.8 million, or 17.2% of net premium, for the same period of 1996. The impact of higher renewal allowances on traditional reinsurance treaties contributed to the increase in this ratio.

Policy acquisition costs and other insurance expenses by major segment were as follows (dollars in millions):

                                                             Change
                                                             ------
                              1997          1996       Dollars    Percent
                              ----          ----       -------    -------
U.S. life                    $ 92.6         65.9        26.7        40.5
Canadian life                   8.4          7.0         1.4        20.0
Accident and health            19.3         11.9         7.4        62.2
Other international            14.4          8.9         5.5        61.8
                             ------         ----        ----        ----
Totals                       $134.7         93.7        41.0        43.8
                             ======         ====        ====        ====

In the U.S. life segment, policy acquisition costs and other insurance expenses as a percent of net premium, net of the effect of financial reinsurance and allowances on other investment-type products, represented 19.4% for the first nine months of 1997 compared to 15.4% for the same period of 1996 and 17.2% for the entire year ended December 31, 1996. The increase in policy acquisition costs and other insurance expenses for the U.S. life segment was primarily a result of changes in the mix of business and decreases in deferrable commissions due to higher renewal commissions on several significant blocks of business.

In the Canadian life segment, policy acquisition costs and other insurance expenses as a percent of net premiums decreased to 15.6% for the first nine months of 1997 compared to 17.0% for the same period of 1996 and 16.1% of net premiums for the entire year ended December 31, 1996. The decrease resulted from increased use of yearly renewable term products from coinsurance products since September 30, 1996. This change resulted in fewer commissions as a percent of net premiums for the current period compared to the same period in 1996.

In the accident and health segment, policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 32.9% for the first nine months of 1997 compared to 30.9% for the same period of 1996.
This increase was attributed to the mix of new business growth discussed in the premiums above.

In the other international segment, policy acquisition costs and other insurance expenses as a percent of net premium increased to approximately 19.5% for the first nine months of 1997 compared to 16.7% for the entire year of 1996. The Company's other international segment percentages fluctuate due primarily to the timing of client company reporting and the diversity in the mix of business being reported.

      Other Operating Expenses. Other operating expenses increased $6.3 million, or 21.6%, to $35.5 million in the first nine months of 1997 compared to $29.2 million for the same period in 1996. Expenses of the Canadian life and accident and health operations remained relatively stable compared to the prior year. U.S. life operating expenses increased $0.9 million and other international business operating expenses increased $4.9 million. The overall increase in other expenses was the result of activities associated with pursuing new business opportunities and international expansion efforts. The operating expense increases were consistent with expectations and remain relatively stable as a percent of net premiums.

      Interest Expense. Interest expense related to the issuance of long-term debt by Reinsurance Group of America, Incorporated on March 22, 1996, and the on-going financing of a portion of the Company's Australian reinsurance operations during 1996.

      Provision for Income Taxes. Income tax expense from operations before realized investment gains/(losses and non-operating charge) represented approximately 36.1% of pre-tax income for the first nine months of 1997 and 37.1% of pre-tax income for the same period of 1996. The Company calculated a tax benefit of $7.6 million on the $18.0 million accident and health reserve adjustment recorded in the first quarter of 1997. The effective tax rate of 36.1% on income from operations is representative of the Company's expected annual effective tax rate for 1997, based upon its current mix of reinsurance business and applicable tax rates associated with the markets in which it is transacting business.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 1997, the Company generated $169.4 million in cash from operating activities and $494.8 million from deposits related to the stable value and other investment-type reinsurance business. These increases were offset by cash used for investing of $648.4 million, dividends to stockholders of $4.2 million and the repurchase of the Company's stock of $8.7 million. The sources of funds of RGA's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. The funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

In addition, RGA's liquidity position was supported by the $100.0 million offering of Senior Notes in March 1996, of which approximately $76.0 million was maintained in investment-grade securities at the holding company level at September 30, 1997. The ability of the Company to make principal and interest payments, and to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of RGA's subsidiaries, as well as the investment earnings on the undeployed debt proceeds. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans, unanticipated material claim levels, or recapture of treaties would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

RGA recently declared a cash dividend of $0.06 per share of common stock payable November 26, 1997, to shareholders of record as of November 5, 1997.
All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings,
                                   17
capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its subsidiaries.

During the second quarter of 1997, RGA began a program of repurchasing shares of RGA common stock. The program is intended to enable RGA to satisfy obligations under its stock option program. Purchases were made in the open market, at the then prevailing market price. As of September 30, 1997, 226,150 shares have been repurchased through the program.

INVESTMENTS

Invested assets increased by $719.8 million, or 31.7%, to $2,991.8 million at September 30, 1997, compared to $2,272.0 million at December 31, 1996. The increase resulted from cash deposits for stable value and other investment-type products of $494.8 million and positive operating cash flows. The increase was also attributed to an increase in the fair value adjustment of fixed maturities available for sale of $50.2 million. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

At September 30, 1997, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $97.8 million.

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


ITEM 6
------

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)   See index to exhibits.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on July 28, 1997, regarding the three-for-two stock split of the registrant's Common Stock. The stock split was in the form of a stock dividend payable August 29, 1997, to stockholders of record on August 8, 1997. No other reports on Form 8-K were filed during the three months ended September 30, 1997.

                               SIGNATURES
                               ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By:  /s/ A. Greig Woodring        11/12/97
                                   -------------------------------------
                                          A. Greig Woodring
                                   President & Chief Executive Officer






                                   /s/ Jack B. Lay             11/12/97
                                   ------------------------------------
                                              Jack B. Lay
                                   Executive Vice President & Chief Financial
                                   Officer

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
