Form 10-Q/A
period 1997-09-30
REINSURANCE GROUP OF AMERICA INC
filed 1997-11-25
CIK 898174

                         UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                           FORM 10-Q/A

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


COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 23, 1997:
                        25,291,342 SHARES

                               SIGNATURES
                               ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By:  /s/ A. Greig Woodring        11/24/97
                                   -------------------------------------
                                          A. Greig Woodring
                                   President & Chief Executive Officer






                                   /s/ Jack B. Lay             11/24/97
                                   ------------------------------------
                                              Jack B. Lay
                                   Executive Vice President & Chief Financial
                                   Officer