Form 10-K405
period 1997-12-31
REINSURANCE GROUP OF AMERICA INC
filed 1998-03-25
CIK 898174

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

  X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 ---  Act of 1934 for the fiscal year ended December 31, 1997

      Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934
                        Commission file number 1-11848

                  REINSURANCE GROUP OF AMERICA, INCORPORATED
            (Exact name of registrant as specified in its charter)

              Missouri                                 43-1627032
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)                Identification No.)

660 Mason Ridge Center Drive, St. Louis, Missouri         63141
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code: (314) 453-7300

         Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
          Title of each class                     on which registered
          -------------------                     -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 1998, as reported on the New York Stock Exchange was approximately $460,325,743.

As of March 1, 1998, Registrant had outstanding 25,225,480 shares of Common
Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31,1997 ("the Annual Report") are incorporated by reference in Part I of this Form 10-K. Certain portions of the Definitive Proxy Statement in connection with the 1998 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1997, are incorporated by reference in Part III of this Form 10-K.

                  REINSURANCE GROUP OF AMERICA, INCORPORATED

                                   Form 10-K

                         YEAR ENDED DECEMBER 31, 1997

                                     INDEX


Item                                                                                   Page
Number                                                                             of this Form
------                                                                             ------------
                                        Part I

1.          Business                                                                     3
2.          Properties                                                                  19
3.          Legal Proceedings                                                           20
4.          Submission of Matters to a Vote of Security Holders                         20

                                         Part II

5.          Market for Registrant's Common Equity and Related
              Stockholder Matters                                                       20
6.          Selected Financial Data                                                     21
7.          Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                       21
7A.         Quantitative and Qualitative Disclosures about Market Risk                  21
8.          Financial Statements and Supplementary Data                                 21
9.          Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                                    21

                                         Part III

10.         Directors and Executive Officers of the Registrant                          21
11.         Executive Compensation                                                      23
12.         Security Ownership of Certain Beneficial Owners and Management              23
13.         Certain Relationships and Related Transactions                              23

                                          Part IV

14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K            23




Item 1.     BUSINESS

A.    Overview

      Reinsurance Group of America, Incorporated (RGA) is an insurance holding company formed December 31, 1992. Approximately 64% of RGA's outstanding shares are indirectly owned by General American Life Insurance Company
(General American) at December 31, 1997. The consolidated financial statements include the assets, liabilities, and results of operations of RGA;
RGA Reinsurance Company (RGA Reinsurance); RGA Australian Holdings PTY,
Limited (Australian Holdings); RGA Reinsurance Company (Barbados) Ltd. (RGA
Barbados); RGA Insurance Company (Bermuda) Ltd. (RGA Bermuda); RGA
International, Ltd. (RGA International), formerly G.A. Canadian Holdings,
Ltd., a Canadian marketing and insurance holding company; RGA Sudamerica, S.A., a Chilean holding company; RGA Holdings Limited (U.K.) (RGA UK), a
United Kingdom holding company; and Manantial Seguros de Vida, S.A.
(Manantial) now know as General American Argentina Seguros de Vida, S.A., an
Argentine life insurance company; along with the subsidiaries of RGA
Reinsurance, Australian Holdings, RGA International, RGA Sudamerica, S.A., and RGA UK subject to an ownership position of fifty percent or more
(collectively, the Company).

      The Company is primarily engaged in life reinsurance, accident and health reinsurance, and international life and disability on a direct and reinsurance basis. In addition, the Company provides reinsurance of non-traditional business including asset-intensive products and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General
American, have been engaged in the business of life reinsurance since 1973.
As of December 31, 1997, the Company had approximately $4.7 billion in consolidated assets.

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

      Life reinsurance primarily refers to reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. Ceding companies typically contract with more than one company to reinsure their business.
Reinsurance may be written on an indemnity or an assumption basis. Indemnity reinsurance does not discharge a ceding company from liability to the policyholder; a ceding company is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurers. In the case of assumption reinsurance, the ceding company is discharged from liability to the policyholder, with such liability passed to the reinsurer. Reinsurers also may purchase reinsurance, known as retrocession reinsurance, to cover their own risk exposure.
Reinsurance companies enter into retrocession agreements for reasons similar to those that cause primary insurers to purchase reinsurance.

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

      Generally, the amount of life reinsurance ceded under facultative and automatic reinsurance agreements is stated on either an excess or a quota share basis. Reinsurance on an excess basis covers amounts in excess of an agreed-upon retention limit. Retention limits vary by ceding company and also vary by age and underwriting classification of the insured, product, and other factors. Under quota share reinsurance, the ceding company states its retention in terms of a fixed percentage of the risk that will be retained, with the remainder up to the maximum binding limit to be ceded to one or more reinsurers.

      Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years), subject to certain other conditions. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business.

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

B.    Corporate Structure

      RGA is a holding company, the principal assets of which consist of the common stock of RGA Reinsurance and RGA International, as well as investments in several other subsidiaries or joint ventures. The primary source of funds for RGA to make dividend distributions is dividends paid to RGA by RGA
Reinsurance and RGA International, securities maintained in its investment portfolio, and its ability to raise additional capital. RGA Reinsurance's principal source of funds is derived from current operations. RGA
International's principal source of funds is dividends on its equity interest in RGA Canada Management Company, Ltd. (RGA Canada Management), whose principal source of funds is dividends paid by RGA Life Reinsurance Company of Canada (RGA Canada). RGA Canada's principal source of funds is derived from current operations.

      The U.S. life reinsurance business represented 66.3% of the Company's business as measured by 1997 net premiums and has experienced significant growth since inception through 1997. The U.S. operations market life reinsurance, reinsurance of asset-intensive products, and financial reinsurance, through RGA Reinsurance, primarily to the largest U.S. life insurance companies. RGA Reinsurance, a Missouri domiciled stock life insurance company, is wholly-owned by RGA. As of December 31, 1997, RGA
Reinsurance had regulatory capital and surplus of $249.3 million.

      The Company's Canadian life reinsurance business, which represented
10.0% of the Company's business as measured by 1997 net premiums, is conducted primarily through RGA Canada, an indirect subsidiary of RGA
International.  RGA International, a wholly-owned subsidiary of RGA, is a New
Brunswick, Canada, marketing and insurance holding company which owns 100% of RGA Canada Management, also a New Brunswick, Canada, holding company, which in turn owns 100% of RGA Canada. During 1997, RGA International issued
250,000 Class A Preferred Shares, Series I to RGA for a cash consideration of
$17.4 million. The funds were contributed to RGA Canada Management in exchange for 250,000 Class A Preferred Shares, Series I. RGA Canada
Management then contributed the same amount to RGA Canada in exchange for 500,000 newly issued Common Shares. The Canadian operations provide insurers with traditional reinsurance as well as assistance with capital management activity. As of December 31, 1997, RGA Canada had regulatory capital and surplus of $64.5 million.


      The Company's accident and health reinsurance business, which represented 10.9% of the Company's business as measured by 1997 net premiums, is assumed by RGA Reinsurance. As of December 31, 1997, RGA Reinsurance owned 51% of Fairfield Management Group, Inc. (Fairfield), formerly known as
Great Rivers Holding Company, which in turn owns 100% of Great Rivers
Reinsurance Management, Inc.  (Great Rivers Reinsurance Management).  Great
Rivers Reinsurance Management performs underwriting and administrative services for the accident and health business reinsured by RGA Reinsurance.
In addition, Fairfield owns 100% of Reinsurance Partners, Inc. (Re Partners), formerly known as Adrian Baker Reinsurance Intermediaries Inc. Fairfield also owns 80% of RGA U.K. Underwriting Agency Limited (RGA UK Underwriting), a contact office for RGA Reinsurance in the United Kingdom. Management of Fairfield owns the remaining 49% of Fairfield. Management of RGA UK
Underwriting owns the remaining 20% of RGA UK Underwriting. RGA and management have granted each other certain rights of first refusal with respect to the stock of Fairfield. In December 1997, RGA Reinsurance was notified by management of Fairfield of their intent to exercise their put options for their 49% minority ownership interest as of January 1, 1998.
Based upon the Company's decision to cease marketing accident and health business, the Company established a reserve of approximately $3,000,000 against the intangible asset that will arise related to the excess of the purchase price over the fair value of net assets acquired for this put option. See Item 13 "Certain Relationships and Related Transactions."

      Business in the other international segment represented 12.8% of the Company's business as measured by 1997 net premiums. The other international operations include results from the Latin American operations, Asia Pacific operations, and Market Development operations. Other international business includes direct and reinsurance business from a joint venture and subsidiaries in Latin America, Australia, and the United Kingdom, as well as traditional reinsurance of life and health products through RGA Reinsurance.
Latin American direct business is comprised primarily of Chilean single premium annuities and Argentine group life and individual universal life products. RGA Sudamerica, S.A., which is 99% owned by RGA and 1% owned by RGA Barbados, is a Chilean holding company which currently has a 50%
investment in BHIF America Seguros de Vida, S.A. (BHIF America), and a 99% investment in RGA Reinsurance Company Chile S.A. (RGA Chile), (the remaining
1% of RGA Chile is owned by RGA Barbados). BHIF America sells Chilean insurance products, including single premium immediate annuities, credit life, and disability insurance. In July 1996, RGA created RGA Chile, which is licensed to assume life reinsurance business in Chile. To date, all business assumed by RGA Chile was ceded from BHIF America. RGA also operates in Argentina through Manantial, a subsidiary which is 99% owned by RGA and 1% owned by RGA Sudamerica S.A. Manantial markets and sells individual, group, credit and universal life and disability insurance. RGA Reinsurance also provides life and certain forms of disability reinsurance to life insurance companies throughout the world.

      In January 1996, RGA formed Australian Holdings, a wholly-owned holding company, and RGA Reinsurance Company of Australia Limited (RGA Australia), a wholly-owned reinsurance company of Australian Holdings licensed to assume life reinsurance in Australia.

      RGA Barbados was formed and capitalized in 1995, providing reinsurance for a portion of certain business assumed by RGA Reinsurance from the ITT
Lyndon Life Insurance Company and certain other reinsurance business.  During
1996, RGA also formed a subsidiary in Bermuda, RGA Bermuda, which had not commenced any business as of December 31, 1997.

Historical Review
-----------------

      On December 31, 1992, RGA Canada assumed the General American
Reinsurance Division's Canadian business by means of a retrocession reinsurance agreement with General American (the Canadian Retrocession
Agreement).  On the same date, RGA Canada retroceded back to the Reinsurance
Division pursuant to a retrocession agreement with General American amounts assumed by RGA Canada pursuant to the Canadian Retrocession Agreement which exceeded RGA Canada's retention limits (the RGA Canada Retrocession
Agreement). On December 31, 1992, the Reinsurance Division also made a C$10 million capital contribution to RGA Canada through RGA International and transferred to RGA Canada cash equal to the liabilities assumed by RGA Canada pursuant to the Canadian Retrocession Agreement, net of amounts retroceded back to the Reinsurance Division pursuant to the RGA Canada Retrocession
Agreement.


      On January 1, 1993, RGA Reinsurance entered into a retrocession reinsurance agreement with General American (known as the U.S. Retrocession
Agreement and, together with the Canadian Retrocession Agreement, known as the Retrocession Agreements) pursuant to which all of the business of the General American Reinsurance Division (including the Canadian business retroceded back to the Reinsurance Division by RGA Canada pursuant to the RGA
Canada Retrocession Agreement) was transferred to RGA Reinsurance, net of the financial effects of all other retrocession agreements of the Reinsurance
Division. As of January 1, 1993, the Reinsurance Division also made a $10 million capital contribution to RGA Reinsurance and transferred to RGA
Reinsurance investment assets equal to the liabilities assumed by RGA
Reinsurance pursuant to the U.S. Retrocession Agreement. The remainder of the investment portfolio was transferred by the Reinsurance Division to RGA in April 1993, along with the stock of RGA Reinsurance and RGA International to RGA. As of the first day of June 1993, all of the full time employees in the Reinsurance Division transferred to RGA Reinsurance.

      The foregoing transactions, including the transfer to RGA of the stock of RGA Reinsurance and RGA International, the execution of the Retrocession
Agreements, the transfers of investment assets to RGA and RGA Reinsurance, and the capital contributions to RGA Canada and RGA Reinsurance, are hereinafter collectively referred to as the "Restructuring."

Intercorporate Relationships
----------------------------

      As a result of the Restructuring, the Company has all the economic benefits and risks of the reinsurance agreements ceded by General American pursuant to the Retrocession Agreements, although General American currently remains the contracting party with some of the underlying ceding companies.

      RGA operates on a stand-alone basis, however General American or its affiliates continue to provide certain administrative and other services to RGA and RGA Reinsurance pursuant to separate administrative services agreements, and provide investment management and advisory services to RGA, RGA Reinsurance, Australian Holdings, RGA Barbados, and RGA Canada pursuant to separate agreements.

      The transfer of the Reinsurance Division to RGA has had no material effect on the existing reinsurance business of the Reinsurance Division.
Some business of RGA Reinsurance continues to be written through General
American pursuant to a marketing agreement between RGA Reinsurance and General American. Under the marketing agreement, General American has agreed to amend and terminate its existing assumed and retroceded reinsurance agreements pursuant to the Retrocession Agreements only at the direction of RGA Reinsurance, thus giving RGA Reinsurance the contractual right to direct future changes to existing reinsurance agreements. Further, General American has agreed, during the term of the marketing agreement, to enter into additional reinsurance agreements under which it is the reinsurer at, and only upon, the direction of RGA Reinsurance. Therefore, until January 1, 2000, the date on which the marketing agreement expires, General American will be precluded from competing with the Company without the Company's consent, unless RGA Reinsurance elects to terminate the marketing agreement earlier. Pursuant to the U.S. Retrocession Agreement, any new reinsurance contracts will automatically be retroceded to RGA Reinsurance. Although primary insurers must look to General American for payment in the first instance with respect to reinsurance business written through General
American, the Company will be ultimately liable to General American with respect to such reinsurance. General American charges RGA Reinsurance quarterly an amount equal to, on an annual basis, 0.25% of specified policy-related liabilities that are associated with existing reinsurance treaties written by General American for the benefit of RGA Reinsurance. Most of the existing reinsurance agreements between General American and various ceding companies were transferred to RGA Reinsurance, replacing General
American as the direct party to the treaties. As of December 31, 1997, eleven companies had not novated their business directly to RGA Reinsurance, which represented approximately 2.4% of consolidated net premiums.

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

      Additionally, RGA Reinsurance has received an "AA" rating from Standard
& Poor's and an "A1" rating from Moody's Investor Services (Moody's) for claims-paying ability. These ratings represent Standard & Poor's (S&P's) third highest rating and Moody's fifth highest rating. RGA has an "A" long-term debt rating from S&P and "A3" long term debt rating from Moody's.

Regulation
----------

      RGA Reinsurance, RGA Canada, BHIF America, RGA Chile, Manantial, RGA
Barbados, RGA Bermuda, RGA Australia, and RGA UK are regulated by authorities in Missouri, Canada, Chile, Argentina, Barbados, Bermuda, Australia, and the
United Kingdom, respectively. RGA Reinsurance is subject to regulations in the other jurisdictions in which it is licensed or authorized to do business.
Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval.
Missouri law imposes restrictions on the amounts and type of investments insurance companies like RGA Reinsurance may hold.

      Guidelines on Minimum Continuing Capital and Surplus Requirements
(MCCSR) became effective for Canadian insurance companies in December 1992, and Risk-Based Capital (RBC) guidelines promulgated by the National
Association of Insurance Commissioners (NAIC) became effective for U.S.
companies in 1993. The MCCSR risk-based capital guidelines, which are applicable to RGA Canada, prescribe surplus requirements and take into account both assets and liabilities in establishing solvency margins. The
RBC guidelines, applicable to RGA Reinsurance, similarly identify minimum capital requirements based upon business levels and asset mix. Both RGA
Canada and RGA Reinsurance maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in Chile, Argentina, Australia, Barbados and Bermuda, also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company's subsidiaries in Chile, Argentina, Australia, Barbados, and Bermuda meet the minimum capital requirements in their respective jurisdiction. The Company cannot predict the effect that any proposed or future legislation or rule-making in the countries in which the Company operates may have on the financial condition or operations of the Company or its subsidiaries.

      RGA is regulated in Missouri as an insurance holding company.  The
Company is subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register with the Missouri Department of Insurance and to file with the Missouri Department of Insurance certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the Missouri Department of Insurance of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.

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

      Current Missouri law (applicable to RGA and RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding 12 months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. In addition, dividends may be paid only to the extent the insurer has earned surplus (as opposed to contributed surplus). For example, the maximum amount available for payment of dividends in 1998 by RGA Reinsurance under Missouri law, without the prior approval of the Missouri Director of Insurance, is $24.9 million.

      In contrast to current Missouri law, the NAIC Model Insurance Holding
Company Act (the Model Act) defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding 12 months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31 or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or in what form Missouri will enact a new measure for extraordinary dividends. The maximum amount available for payment on dividends in 1998 by RGA Reinsurance under the Model Act without prior approval of the Missouri Director of Insurance would have been $12.1 million at December 31, 1997.

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

      There are no express restrictions on the declaration of dividends by RGA
International, RGA Canada Management, or RGA Canada under Canadian insurance laws and regulations. However, RGA Canada must give notice of any dividend to the Superintendent of Financial Institutions of Canada at least 10 days prior to the date of payment. In addition, the Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. The maximum amount available for payment of dividends by RGA
Canada to RGA Canada Management under the Canadian MCCSR guidelines was $15.5 million at December 31, 1997.

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

      RGA Reinsurance and RGA Canada are required to file annual or quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, RGA Reinsurance and RGA Canada are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized, or accredited. The most recent examination of RGA Reinsurance by the Missouri Department of Insurance was for the year ended December 31, 1995. The result of this examination contained no material adverse findings. RGA Canada, which was formed in 1992, was reviewed by the Canadian Superintendent of Financial Institutions during 1997. The result of this examination contained no material adverse findings.

      RGA Australia is required to file a quarterly statistical return and annual financial statement with the Insurance and Superannuation Commission of Australia (ISC). RGA Australia is subject to additional reviews by the ISC on an as required basis. In August 1997, RGA Australia was reviewed by the ISC with no material adverse findings.

      RGA Barbados is required to file an annual financial statement with the Office of the Supervisor of Insurance of Barbados.

      Manantial as a direct life insurance company is required to file annual and quarterly statutory financial statements in Argentina which are reviewed by external auditors and filed with the Superintendencia de Seguros de la Nacion (Superintendencia-Argentina). Additionally, Manantial is subject to periodic examination by the Superintendencia-Argentina. The most recent examination by the Superintendencia-Argentina was in March 1997. The results of this examination were discussed with management and all adjustments were reflected during 1997.

      BHIF America and RGA Chile are required to file annual and quarterly regulatory financial statements in Chile which are reviewed by external auditors annually and filed with the Superintendencia de Valores y Seguros de
Chile (Superintendencia-Chile). The most recent examination by the Supeintendencia-Chile was during 1997. The result of this examination contained no material adverse findings.

      Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, impose certain requirements for an insurer to take reserve credit for reinsurance ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer's state of domicile, or security must be posted for reserves transferred to the reinsurer in the form of letter of credit or assets placed in trust. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been passed in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding YRT reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things.

      In the event of a default on any debt that may be incurred by RGA or the bankruptcy, liquidation, or other reorganization of RGA, the creditors and stockholders of RGA will have no right to proceed against the assets of RGA
Reinsurance, RGA Canada, or other insurance or reinsurance company subsidiaries of RGA. If RGA Reinsurance were to be liquidated, such liquidation would be conducted by the Missouri Director of Insurance as the receiver with respect to such insurance company's property and business. If
RGA Canada were to be liquidated, such liquidation would be conducted pursuant to the general laws relating to the winding-up of Canadian federal companies. In both cases, all creditors of such insurance company, including, without limitation, holders of its reinsurance agreements and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions made to it prior to commencement of the liquidation proceedings, and, if the subsidiary was insolvent at the time of the distribution, shareholders of RGA might likewise be required to refund dividends subsequently paid to them.

      If RGA Australia were to be liquidated, such liquidation would be conducted pursuant to the general laws relating to winding-up of Australian insurance companies as prescribed in the Australian Life Insurance Act 1995 and conducted in accordance with the Corporations Law of the State or internal territory under which RGA Australia was incorporated. The assets of RGA Australia would then be applied by specific priority as specified in the Corporations Law of the State.

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

Competition
-----------

      Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten.
The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that RGA Reinsurance's primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental
Life Insurance Company,  Swiss Re Life of America, Security Life of Denver,
Life Reassurance Corporation of America, and Lincoln National Corporation.
However, within the reinsurance industry, this can change from year to year.
The Company believes that RGA Canada's major competitors in the Canadian life reinsurance market are Swiss Re Life Canada and Munich Reinsurance Company of
Canada.

      The other international life operations compete with subsidiaries of several U.S. individual and group life insurers and reinsurers and other internationally-based insurers and reinsurers, some of which are larger and have access to greater resources than the Company. Competition is primarily on the basis of price, service, and financial strength.

Employees
---------

      As of December 31, 1997, the Company had 379 employees located in the United States, Canada, Argentina, Chile, the United Kingdom, Hong Kong,
Australia, and Japan. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.

C.    Industry Segments

      The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, and joint and last survivor (JLS) insurance, as well as annuities, financial reinsurance, accident and health insurance, and direct premiums which include single premium pension annuities and group life. Generally, the Company, through a subsidiary, has provided reinsurance and to a lesser extent insurance for mortality and morbidity risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks. RGA Reinsurance also writes a small amount of primary insurance on General American directors and officers, and a small amount of short term life insurance.

      The Company's reinsurance and insurance operations are classified into four main operational segments: U.S., Canadian, accident and health, and other international. The U.S. operations provide life reinsurance and non-traditional reinsurance to domestic clients. The Canadian operations provide insurers with traditional reinsurance as well as assistance with capital management activity.
The accident and health operations include both domestic and international reinsurance. Other international business includes direct and reinsurance business from a joint venture and subsidiaries in Latin America, Australia, and the United Kingdom, as well as reinsurance of life and health products through RGA Reinsurance. Of the other international segment, 52.8% related to direct insurance based on 1997 net premiums. Revenue, income (loss) before income taxes and minority interest, assets, and aggregate depreciation and amortization attributable to each industry segment for 1997, 1996, and 1995, are set forth in
Note 14 of Notes to Consolidated Financial Statements, which Note is hereby incorporated by reference.


      The following table sets forth the Company's gross and net premiums from new business and renewal business attributable to each of the industry segments for the periods indicated:


                                      New Business and Renewal Premiums by Segment
                                                  (dollars in millions)

                                                                       Year Ended December 31
                                                                       ----------------------
                                                 1997                           1996                       1995
                                                 ----                           ----                       ----
                                         Amount             %           Amount            %           Amount       %
                                         ------             -           ------            -           ------       -
Gross Premiums:
New business:
U.S. operations                         $  167.9           59.7         $142.9           65.6         $111.5      66.5
Canadian operations                         20.6            7.3           14.7            6.7            9.8       5.8
Accident and health operations <F1>            -              -              -              -              -         -
Other international operations <F2>         92.7           33.0           60.3           27.7           46.4      27.7
                                        --------          -----         ------          -----         ------     -----
      Subtotal                             281.2          100.0          217.9          100.0          167.7     100.0

Renewals:
U.S. operations                            519.3           64.3          477.7           71.7          403.4      69.5
Canadian operations                         84.8           10.5           66.8           10.0           55.2       9.5
Accident and health operations <F1>        187.5           23.2          112.3           16.8          107.8      18.6
Other international operations <F2>         16.0            2.0            9.9            1.5           14.2       2.4
                                        --------          -----         ------          -----         ------     -----
      Subtotal                             807.6          100.0          666.7          100.0          580.6     100.0

Total:
U.S. operations                            687.2           63.1          620.6           70.2          514.9      68.8
Canadian operations                        105.4            9.7           81.5            9.2           65.0       8.7
Accident and health operations <F1>        187.5           17.2          112.3           12.7          107.8      14.4
Other international operations <F2>        108.7           10.0           70.2            7.9           60.6       8.1
                                        --------          -----         ------          -----         ------     -----
      Total                             $1,088.8          100.0         $884.6          100.0         $748.3     100.0
                                        ========          =====         ======          =====         ======     =====

Net Premiums:
New Business:
U.S. operations                         $   95.2           46.8         $102.9           58.6         $ 66.4      54.9
Canadian operations                         16.4            8.1           14.4            8.2            8.4       6.9
Accident and health operations <F1>            -              -              -              -              -         -
Other international operations <F2>         91.7           45.1           58.3           33.2           46.2      38.2
                                        --------          -----         ------          -----         ------     -----
      Subtotal                             203.3          100.0          175.6          100.0          121.0     100.0

Renewals:
U.S. operations                            459.1           72.6          383.5           76.8          347.7      77.4
Canadian operations                         67.2           10.6           48.7            9.8           40.9       9.1
Accident and health operations <F1>         90.7           14.4           57.2           11.4           47.8      10.7
Other international operations <F2>         15.2            2.4            9.9            2.0           12.6       2.8
                                        --------          -----         ------          -----         ------     -----
      Subtotal                             632.2          100.0          499.3          100.0          449.0     100.0

Total:
U.S. operations                         $  554.3           66.3         $486.4           72.1         $414.1      72.7
Canadian operations                         83.6           10.0           63.1            9.3           49.3       8.6
Accident and health operations <F1>         90.7           10.9           57.2            8.5           47.8       8.4
Other international operations <F2>        106.9           12.8           68.2           10.1           58.8      10.3
                                        --------          -----         ------          -----         ------     -----
      Total                             $  835.5          100.0         $674.9          100.0         $570.0     100.0
                                        ========          =====         ======          =====         ======     =====


<F1>  The term "new business" is not applicable to the accident and health segment, which generally writes reinsurance agreements with terms of one year.
<F2>  Direct single premium annuities in Chile are reported as new business in the other international segment.

      The following table sets forth selected information concerning assumed reinsurance business in force for the Company's U.S., Canadian and other international segments for the indicated periods. (The term "in force" refers to face amounts or net amounts at risk and is not applicable to the accident and health segment.)

                                        Reinsurance Business In Force by Segment
                                                  (dollars in billions)
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                  1997                          1996                       1995
                                                  ----                          ----                       ----
                                          Amount            %           Amount            %           Amount       %
                                          ------            -           ------            -           ------       -
U.S. operations                           $171.7           75.5         $137.3           81.6         $127.9      83.1
Canadian operations                         27.7           12.2           22.7           13.4           17.3      11.2
Other international operations              27.9           12.3            8.3            5.0            8.7       5.7
                                          ------          -----         ------          -----         ------     -----
Total                                     $227.3          100.0         $168.3          100.0         $153.9     100.0
                                          ======          =====         ======          =====         ======     =====

      The following table sets forth selected information concerning assumed new business volume for the Company's U.S., Canadian, and other international operations for the indicated periods. (The term "volume" refers to face amounts or net amounts at risk and is not applicable to the accident and health segment.)

                                             New Business Volume by Segment
                                                  (dollars in billions)

                                                                       Year Ended December 31,
                                                                       -----------------------
                                                  1997                          1996                       1995
                                                  ----                          ----                       ----
                                          Amount            %           Amount            %           Amount       %
                                          ------            -           ------            -           ------       -
U.S. operations                            $50.2           66.1          $27.0           71.2          $27.7      76.9
Canadian operations                          8.0           10.5            6.9           18.2            4.2      11.7
Other international operations              17.7           23.4            4.0           10.6            4.1      11.4
                                           -----          -----          -----          -----          -----     -----
Total                                      $75.9          100.0          $37.9          100.0          $36.0     100.0
                                           =====          =====          =====          =====          =====     =====

      Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, the exercise of recapture options, changes in foreign exchange, and any other changes in the amount of insurance in force). As a result of terminations, assumed in force amounts at risk of $16.9 billion, $23.5 billion, and $24.5 billion were released in 1997, 1996, and 1995, respectively.

U.S. Operations
---------------

General

      The Company's U.S. life reinsurance business, which totaled 66.3%, 72.1%, and 72.7%, of the Company's net premiums in 1997, 1996, and 1995, respectively, consists of the reinsurance of various types of life insurance products. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Regardless of the premium mode for the underlying primary insurance, reinsurance premiums are generally paid annually. This business is made up of facultative and automatic treaty business.

      In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 1997, reinsurance of such policies was reflected in interest sensitive contract reserves of approximately $775.5 million and policy loans of $480.2 million.

Facultative Business

      The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations' marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and has been an effective means of expanding the U.S. operations' automatic business. In 1997, 1996, and 1995, approximately 39.6%, 39.2%, and 38.3% respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.

      Only a portion of approved facultative applications result in paid reinsurance. This is because applicants for impaired risk policies often submit applications to several primary insurers, which in turn seek facultative reinsurance from several reinsurers; ultimately, only one insurance company and one reinsurer are likely to obtain the business. The U.S. operations track the percentage of declined and placed facultative applications on a client-by-client basis and generally work with clients to seek to maintain such percentages at levels the U.S. operations deem acceptable.

      Mortality studies by RGA Reinsurance have shown that the U.S. operations' facultative mortality experience is comparable to its automatic mortality experience relative to expected mortality rates. Because the U.S. operations apply its underwriting standards to each application submitted to it facultatively, the U.S. operations generally do not require ceding companies to retain any portion of the underlying risk when business is written on a facultative basis.

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

      Because RGA Reinsurance does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. operations generally require ceding companies to keep their full retention when business is written on an automatic basis, thereby increasing the ceding companies' incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.

Non-traditional Business

      The Company also provides non-traditional reinsurance of asset-intensive products and financial reinsurance. Asset-intensive business includes the reinsurance of stable value products, corporate-owned and bank-owned life insurance, and annuities. The Company earns investment income on the deposits underlying the asset-intensive products which is largely offset by earnings credited and paid to the ceding companies. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements and enhances ceding companies' financial strength and regulatory surplus position. The Company provides ceding companies financial reinsurance by committing cash or assuming insurance liabilities. Generally, such amounts are offset by receivables from ceding companies which are supported by the future profits from the reinsured block of business. The Company earns a return based on the amount of outstanding reinsurance.

Customer Base

      The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies and currently has treaties with most of the top 100 companies. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 1997, 32 clients had annual gross premiums of $5 million or more and the aggregate gross premiums from these clients represented approximately 76.7% of 1997 U.S. life gross premiums.

      In 1997, no U.S. client accounted for more than 10% of the Company's consolidated gross premiums. However, one client accounted for more than 10% of the Company's U.S. operations gross premiums. Also, three clients ceded more than 5% of U.S. life gross premiums. Together they ceded $167.7 million, or 24.4%, of U.S. operations gross premiums in 1997.

      General American and its affiliates generated less than 4.2% of U.S. operations gross premiums in 1997, 1996, and 1995, exclusive of the Retrocession Agreements. The Company's stable value products are reinsured from General American. Deposits from stable value products totaled approximately $483.0 million and $429.3 million during 1997 and 1996, respectively. In addition, the Company entered into annuity reinsurance transactions during the second quarter of 1997 with Cova Financial Services Life Insurance Company, a subsidiary of General American. Deposits related to this business were $124.4 million as of December 31, 1997.

      During 1997, $243.9 million of U.S. operations net premium related to facultative business. The U.S. life operations accepted new facultative business from over 100 U.S. clients in 1997, and has been receiving facultative business from most of these clients for an average of 10 years.

Underwriting

      Facultative. Senior management has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of U.S. life business written as well as its pricing. The U.S. operations' underwriting process emphasizes close collaboration among its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology; however, no assurance can be given that all relevant information has been analyzed or that additional risks will not materialize. These policies, procedures, and standards are documented in an on-line underwriting manual.

      The U.S. operations determine whether to accept facultative reinsurance business on a prospective insured by reviewing the client company's applications and medical requirements, and assessing financial information and any medical impairments. Most facultative applications involve a prospective insured with multiple impairments, such as heart disease, high blood pressure, and diabetes, requiring a difficult underwriting assessment. To assist its underwriters in making this assessment, the U.S. life operations employ two full-time and one part-time medical director, as well as one medical consultant.

      Automatic. The U.S. operations' management determines whether to write automatic reinsurance business by considering many factors, including the types of risks to be covered; the ceding company's retention limit and binding authority, product, and pricing assumptions; and the ceding company's underwriting standards, financial strength and distribution systems. For automatic business, the U.S. operations endeavor to ensure that the underwriting standards and procedures of its ceding companies are compatible with those of RGA. To this end, the U.S. operations conduct periodic reviews of the ceding companies' underwriting and claims personnel and procedures. Approximately 12 client audits are conducted each year.

      Financial Reinsurance. The financial reinsurance provided by the Company is repaid by the future profit stream associated with the reinsured block of business. The Company structures its financial reinsurance transactions so that the future profits of the underlying reinsured business conservatively exceed the amount of regulatory surplus provided to the ceding company.

      AIDS. Since 1987, the U.S. life insurance industry has implemented the practice of antibody blood testing to detect the presence of the HIV virus associated with Acquired Immune Deficiency Syndrome (AIDS). Prior to the onset of routine antibody testing, it was possible for applicants with AIDS to purchase significant amounts of life insurance. Since 1987, the guidelines used by the U.S. operations have required ceding companies to conduct HIV testing for life insurance risks at or above $100,000.

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

Risk Management

      Prior to January 1, 1996, RGA Reinsurance's practice was to retain up to $2 million of liability on any one life for all life reinsurance. Effective January 1, 1996, RGA Reinsurance increased this retention limit to up to $2.5 million. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on a quota share or facultative basis. All of the U.S. retrocessionaires under such arrangements were rated "A-" or better by A.M. Best as of December 31, 1996. RGA Reinsurance also retrocedes business to foreign reinsurers. In these instances, additional security in the form of letters of credit or trust assets have been given by such retrocessionaires as additional security in favor of RGA Reinsurance.
The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business.

      RGA Reinsurance has never experienced a default in connection with its retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from its retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

      RGA Reinsurance has catastrophe insurance coverage issued by an insurer rated "A" by A.M. Best that provides benefits of up to $100 million per occurrence for claims involving three or more deaths in a single accident, with a deductible of $1.5 million per occurrence. This coverage is terminable annually on 90 days notice and is ultimately provided through a pool of seventeen unaffiliated insurers. The Company believes such catastrophe insurance coverage is adequate to protect the Company from the risks of multiple deaths of lives reinsured by policies with RGA Reinsurance in a single accident. However, several large corporate plans reinsured by RGA Reinsurance cover aggregate amounts substantially in excess of these limits.

Operations

      During 1997, substantially all gross U.S. life business was obtained directly, rather than through brokers. The U.S. operations have an experienced marketing staff which works to maintain existing relationships and to provide responsive service.

      The U.S. operations' auditing and accounting department is responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.

      The U.S. operations' claims department (I) reviews and verifies reinsurance claims, (ii) obtains the information necessary to evaluate claims, (iii) determines the Company's liability with respect to claims, and
(iv) arranges for timely claims payments. Claims are subjected to a detailed review process to ensure that the risk was properly ceded, the claim complies with the contract provisions, and the ceding company is current in the payment of reinsurance premiums to the U.S. life operation. The claims department also investigates claims generally for evidence of misrepresentation in the policy application and approval process. In addition, the claims department monitors both specific claims and the overall claims handling procedure of ceding companies.

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

Canadian Life Reinsurance
-------------------------

      Canadian life reinsurance business represented 10.0%, 9.4%, and 8.6%, of RGA's net premiums in 1997, 1996, and 1995, respectively. In 1997, the Canadian life operations wrote $8.0 billion in new business. Approximately
85% of the 1997 Canadian new business was written on an automatic basis. During 1997, the Canadian operations began supporting preferred underwriting products, added creditor business, and began offering reinsurance of critical illness coverage. These new products and continued growth in traditional reinsurance have contributed to the overall increase in business.

      Clients include virtually all of Canada's principal life insurers with no single client representing more than 10% of the Company's consolidated net premium in 1997 and the two largest clients representing less than 5% of consolidated gross premiums. The Canadian life operations compete with a small number of individual and group life reinsurers. The Canadian life operations compete primarily on the basis of price, service, and financial strength.

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

      In 1987, the Canadian life insurance industry implemented the practice of antibody blood testing to detect the presence of the HIV virus associated with AIDS. Prior to the onset of routine antibody testing, it was possible for applicants with AIDS to purchase significant amounts of life insurance. Since 1987, the accepted industry practice is to conduct HIV testing for life insurance risks over C$100,000. Accordingly, RGA Canada believes that its main exposure to the AIDS risk is related to business issued before the onset of AIDS antibody testing in 1987. Each year, this business represents a smaller portion of RGA Canada's reinsurance in force.

      RGA Canada maintains a staff of fifty-one people at the Montreal office and eleven people in an office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

      RGA's Canadian life reinsurance business was originally conducted by General American. General American entered the Canadian life reinsurance market in 1978 and was primarily engaged in the retrocession business, writing only a small amount of business with primary Canadian insurers. In April 1992, General American, through RGA Canada, purchased the life reinsurance assets and business of National Reinsurance Company of Canada (National Re), including C$26.0 million of Canadian life reinsurance gross in force premiums. National Re had been engaged in the life reinsurance business in Canada since 1972, writing reinsurance on a direct basis with primary Canadian insurers. Accordingly, this acquisition represented a significant expansion of General American's Canadian life reinsurance business.

Accident and Health Reinsurance
-------------------------------

      In 1987, the Company began reinsuring accident and health risks on both a group and individual basis. The Company's accident and health reinsurance business represented 10.9%, 8.5%, and 8.4% of the Company's net premiums in 1997, 1996, and 1995, respectively. During the first quarter of 1997, the Company recorded a charge of $18.0 million, $10.4 million after-tax, to increase reserves associated with run-off claims from certain accident and health insurance pools in which it had formerly participated. That action was a result of management's strategic decision to exit all outside-managed accident and health pools. The charge reflects management's intent to reserve fully for all anticipated claim payments attributed to outside-managed accident and health pools. Due to continuing losses emanating from certain of the Company's accident and health operations in the third and fourth quarters of 1997, the strategic decision was made to cease marketing accident and health business and to place the operation into run-off at year-end. The Company estimates that future accident and health premiums compared to 1997 premiums will remain level in 1998. Premiums will decrease, compared to each preceding year, by approximately 20%, 70%, 90%, and 100% by the end of 1999, 2000, 2001, and 2002, respectively. The Company established an additional $3.0 million in reserves in the fourth quarter of 1997 to handle the business run-off. In December 1997, RGA

Reinsurance was notified by the holders of minority interests in its accident and health subsidiaries of their intent to exercise certain put options for their 49% ownership interest. Based upon the Company's decision to cease marketing accident and health business, in December 1997, the Company established a reserve of approximately $3.0 million against the intangible asset that will arise related to the excess of the purchase price over the fair value of net assets acquired when put options are exercised by certain minority interests.

      The Company principally reinsures stop-loss medical insurance and accident insurance providing benefits for death, disability, and dismemberment. Unlike life reinsurance, most accident and health reinsurance is short-term in nature. The majority of such insurance is subject to renegotiation or cancellation on an annual basis. Accordingly, increasing health care costs generally do not have a significant adverse effect on the profitability of accident and health reinsurance agreements.

      More than 50% of the Company's accident and health reinsurance business was accepted through participation in reinsurance pools. The Company generally pursues a strategy of following an underwriting manager, who is responsible for negotiating the price and terms of reinsurance with the ceding company. However, in certain cases, the Company sets the price and terms of the risks it reinsures.

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

      The Company had marketed its accident and health reinsurance to a broad cross-section of primary insurers, which vary in size, corporate structure, and geographic location, but which are generally smaller than the primary insurers in the Company's U.S. life reinsurance business. Most of the Company's accident and health reinsurance business was generated by reinsurance intermediaries who were compensated on a commission basis. The Company's accident and health reinsurance business competes with other reinsurers and with reinsurance management pools.

      Since October 1992, Great Rivers Reinsurance Management has underwritten accident and health risks on behalf of General American. Since January 1, 1993, accident and health reinsurance written by General American has been retroceded to RGA Reinsurance pursuant to the U.S. Retrocession Agreement. Pursuant to a management agreement that can be terminated annually by either party, Great Rivers Reinsurance Management has the authority to bind RGA Reinsurance or General American to reinsurance risks subject to underwriting standards that have been established by RGA Reinsurance and General American. Great Rivers Reinsurance Management maintains a staff of eight people which includes three underwriters who occasionally consults with RGA Reinsurance regarding certain cases. Great Rivers Reinsurance Management receives a commission for each risk it underwrites and may receive additional compensation based on the profitability of the business underwritten.

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

Other International Reinsurance
-------------------------------

      The other international segment includes the Latin American operations, Asia Pacific operations, and Market Development operations. Beginning in 1994, the Company started various international initiatives that continued to develop during 1997. In Chile, the Company is represented by a 50% investment in BHIF America, a Chilean insurance company, and a 100% investment in RGA Chile, a life reinsurance company. The Company owns 100% of Manantial, an Argentine insurance company. In addition, RGA Reinsurance has provided reinsurance on mortality risk reinsurance associated with the privatization of the Argentine pension system. The Company has a presence in the Asia Pacific region with a licensed branch office in Hong Kong and a representative office in Tokyo. The Company also established subsidiary companies in Australia in January 1996: Australian

Holdings, a wholly-owned holding company, and RGA Australia, a wholly-owned life reinsurance company. In addition, RGA Reinsurance provides direct reinsurance to several companies within the Asia Pacific region. The Company's Market Development operations provide marketing support for operations in existing and potential future markets.

      Other international life reinsurance business represented 12.8%, 10.1%, and 10.3% of the Company's consolidated net premiums in 1997, 1996, and 1995, respectively. No single client in the other international segment represented more than 10% of the Company's consolidated net premium for 1997.

      For other international business, RGA Reinsurance retains up to $2.5 million for U.S., Canadian, Australian, and New Zealand currency-denominated business. For other currencies and based on countries with higher risk factors, RGA Reinsurance systematically reduces its retention. The Chilean subsidiaries have a policy of ceding business in excess of approximately $22,000, while the Argentine subsidiary cedes business in excess of $40,000. RGA Australia has a retrocession arrangement with RGA Reinsurance in which life risks above $100,000 Australian dollars are retroceded to RGA Reinsurance. On an aggregate basis among all of its subsidiaries, the Company does not retain more than $2.5 million on any one life.

      BHIF America and RGA Chile maintain staffing of thirty people at the head offices in Santiago, Chile. Manantial maintains a staff of thirty people in Buenos Aires, Argentina. These subsidiaries employ their own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff. Within Asia Pacific, six people were on staff in the Hong Kong office, four people were on staff in the Tokyo office, and RGA Australia maintained a staff of twelve people in Sydney. The Hong Kong and Tokyo offices primarily provide marketing and underwriting service to the direct life insurance companies with other service support provided directly by RGA Reinsurance operations.

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

D.    Financial Information About Foreign Operations

      The Company's foreign operations are primarily in Canada, Latin America, and the Asia Pacific region which includes Australia. Revenue, income (loss) which includes net realized gains (losses) before income tax and minority interest, and identifiable assets attributable to these geographic regions are identified in the following table:

                      Financial Information Relating to Foreign Operations
                                      (dollars in millions)
                                           1997           1996           1995
Revenues:
Canada                                    $120.1         $ 78.5         $ 60.3
Latin America                               77.1           52.0           49.1
Asia Pacific                                38.3           22.0           12.5
Other International                          2.9            0.3              -
                                          ------         ------         ------
Total                                     $238.4         $152.8         $121.9
                                          ======         ======         ======

Income (Loss):
Canada                                    $ 15.1         $ 13.4         $ 10.9
Latin America                               (0.1)           2.1            3.5
Asia Pacific                                (5.0)          (4.4)          (1.7)
Other International                         (3.1)          (1.8)             -
                                          ------         ------         ------
Total                                     $  6.9         $  9.3         $ 12.7
                                          ======         ======         ======

Total Assets:
Canada                                    $580.6         $321.3         $247.4
Latin America                              178.0          128.0           80.1
Asia Pacific                                80.5           41.8           19.9
Other International                          9.1            0.9            3.6
                                          ------         ------         ------
Total                                     $848.2         $492.0         $351.0
                                          ======         ======         ======


E.    Executive Officers of the Registrant

      For information regarding the executive officers of the Company, see
Part III, Item 10, entitled "Directors and Executive Officers of the
Registrant."

Item 2.     PROPERTIES

      RGA Reinsurance houses its employees and the majority of RGA's officers in 71,994 square feet of office space at 660 Mason Ridge Center Drive, St. Louis County, Missouri. These premises are leased from General American for an initial term ending August 31, 1998, at an annual rent of $1,538,872 plus a pro-rated share of increases in taxes and operating expenses for the building beyond the levels of 1995. A portion of this office space is subleased to subsidiaries, Re Partners and RGA/Swiss Financial Group, L.L.C.

      RGA Reinsurance also conducts business from approximately 1,800 square feet of office space located in Hong Kong and approximately 1,300 square feet of office space located in Tokyo, Japan. The rental expenses paid by RGA Reinsurance under the leases during 1997 were approximately $162,000 and $76,000 for Hong Kong and Tokyo, respectively. RGA Australia conducts business from approximately 3,600 square feet of office space located in Sydney, Australia and paid $58,200 during 1997 for lease expense. The Hong Kong and Tokyo leases expire in January 2001 and December 1998 respectively. The Sydney lease expires in December 1998.

      Manantial conducts business from approximately 15,200 square feet of office space in Buenos Aires, Argentina, pursuant to several leases. Rental expense paid for the office was approximately $182,500 during 1997. BHIF America and RGA Chile conduct business from approximately 4,700 square feet of office space in Santiago, Chile. The lease expense paid during 1997 was approximately $48,800. Three of the Buenos Aires leases expire in 1999 with the remaining lease expiring in 2000. The Santiago lease expires in April 1999.

      RGA Canada's operations are conducted from approximately 9,800 square feet of office space located in Montreal, Canada. The lease with respect to such space expires in 2010. Rental expenses paid by RGA Canada under the lease during 1997 were approximately $205,000. RGA Canada also sub-leases approximately 800 square feet of space in Montreal, Canada. The sub-lease expires in 2000. The rental expenses paid by RGA Canada under the sub-lease during 1997 were approximately $13,000. RGA Canada also leases approximately 5,900 square feet of space in Toronto, Canada. This lease expires in 2005. The rental expenses paid by RGA Canada under the Toronto lease during 1997 were approximately $122,000. RGA International conducts operations from approximately 4,200 square feet of office space located in Toronto, Canada. The lease with respect to such space expires in 2009. The rental expenses paid by RGA International under the lease during 1997 were approximately $32,000.

      Great Rivers Reinsurance Management conducts business from approximately 5,900 square feet of office space located in St. Louis, Missouri. The rental expenses paid for the office were approximately $110,000 during 1997. This lease expires in March 2002. RGA UK Underwriting conducts business from approximately 1,200 square feet of office space located in London, England. The rental expenses paid for the office were approximately $43,000. This lease expires in March 2003.

      The Company believes its facilities have been generally well-maintained, are in good operating condition, and are adequate for its current requirements.

Item 3.     LEGAL PROCEEDINGS

      From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. Management does not believe that the Company is party to any such pending litigation or arbitration which would have a material adverse effect on its future operations.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS

      There were no matters that were submitted to a vote of security holders during the fourth quarter of 1997.

                                    Part II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      Information on this subject is incorporated by reference to the Annual Report for 1997 under the caption "Quarterly Data (Unaudited)."

Dividend Policy
---------------

      RGA began paying a dividend of $0.06 per pre-split share each quarter, starting in August 1993. In August 1995, the dividend was raised to $0.07 per pre-split share and raised to $0.08 per pre-split share in August 1996. In July 1997, a three-for-two stock split was declared and the dividend was raised to $0.09 per pre-split share ($0.06 per share after the split). It is expected that payments at this level will continue for the foreseeable future. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations.

      Insurance companies are subject to statutory regulations which restrict the payment of dividends. In the case of RGA Reinsurance, Missouri regulations impose a limit of the greater of 10% of statutory capital and surplus or statutory operating income, both as of the end of the preceding year. Any dividend proposed by RGA Reinsurance in excess of these measures would, under Missouri law, be "extraordinary" and subject to review by the Missouri Director of Insurance. See "Business - Corporate Structure - Regulation."

Item 6.     SELECTED FINANCIAL DATA

      These data are found at page 56 in the Annual Report for 1997 under the caption "Selected Consolidated Financial and Operating Data" which section is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion and analysis is incorporated by reference to the Annual Report for 1997 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not applicable.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      This information is incorporated by reference to the Annual Report for 1997 under the following captions:

                                                                Page of Annual
                       Index                                        Report
                       -----                                        ------
      Consolidated Balance Sheets                                     34
      Consolidated Statements of Income                               35
      Consolidated Statements of
         Stockholders' Equity                                         36
      Consolidated Statements of Cash Flows                           37
      Notes to Consolidated Financial Statements                    38-53
      Independent Auditors' Report                                    54

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

      The following is certain additional information concerning the executive officers of the Company. With the exception of Mr. Atkinson, Mr. McCauley, Mr. Nitsou, Mr. St-Amour, and Mr. Watson, each individual holds the same position at RGA and RGA Reinsurance.

      David B. Atkinson has been Executive Vice President and Chief Operating Officer since January 1997. He is also President and Chief Executive Officer of RGA Reinsurance. He served as Executive Vice President and Chief Operating Officer, U.S. Operations of the Company from 1995 to 1996 and Executive Vice President and Chief Financial Officer from 1993 to 1994.
Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of certain RGA subsidiaries.

      Bruce E. Counce has been Executive Vice President and Chief Corporate Operating Officer since January 1997. He served as Executive Vice President, U.S. Traditional Reinsurance from 1993 to 1997. Prior to the formation of RGA, Mr. Counce served as Reinsurance Sales and Marketing Vice President for General American. After joining General American in 1967, Mr. Counce joined the Reinsurance Division in 1980 in a sales capacity and held a series of increasingly responsible positions leading to his current position.

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

      Joel S. Iskiwitch is Senior Vice President, Accident and Health Division. In 1995, Mr. Iskiwitch joined Great Rivers Reinsurance, a subsidiary of RGA, as a participant in General American's Management Rotation Program. Prior to joining Great Rivers Reinsurance Management and RGA, Mr. Iskiwitch held the position of Vice President of Business Markets and Advanced Underwriting for GenMark/Individual Line at General American. After joining General American in 1988, Mr. Iskiwitch held a series of responsible positions leading to his current position at RGA.

      Paul A. Schuster has been Senior Vice President, U.S. Division since January 1997. He served as Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991, and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988.

      Kenneth D. Sloan has been Senior Vice President, U.S. Facultative Division since January 1997. He served as Vice President, Underwriting of the Company from 1993 to 1997. Prior to the formation of RGA, Mr. Sloan served as Second Vice President of Reinsurance Underwriting for General American. Mr. Sloan joined General American in 1968 in an underwriting capacity and held a series of increasingly responsible positions leading to his current position.

      Matthew P. McCauley is General Counsel and Secretary of the Company. Mr. McCauley has served as Associate General Counsel of General American since 1985 and is a director and officer of General American Capital Company and an officer of The Walnut Street Funds, Inc., both of which are registered investment companies affiliated with General American. He serves as a director or officer of a number of General American subsidiaries, including Conning Corporation, formerly known as General American Investment Management Company, a registered investment advisor, and Walnut Street Securities, Inc., a registered broker/dealer.

      Paul Nitsou is Senior Vice President, Market Development Division for RGA. Prior to joining RGA in 1996, Mr. Nitsou was Vice President, Reinsurance for Manulife Financial. Mr. Nitsou joined RGA in 1996 as Vice President, Market Development and was promoted within his first year of employment to Senior Vice President, Market Development Division.

            Andre St-Amour is President and Chief Executive Officer of RGA Canada and Chief Agent for the General American Life Insurance Company Canadian Branch. Prior to January 1995, he was President and Chief Operating Officer. Mr. St-Amour joined RGA Canada in 1992 when the company acquired the reinsurance business of National Re. Mr. St-Amour served as Executive Vice President, Life Division, of National Re from 1989 to 1991. Prior to joining National Re, Mr. St-Amour served in a variety of actuarial positions with Canadian National Railways and Laurentian National Insurance Company.

      Graham S. Watson is Executive Vice President and Chief Marketing Officer of RGA. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and
CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of certain RGA subsidiaries.

      A. Greig Woodring is President, Chief Executive Officer, and director. As President and CEO of the Company, Mr. Woodring is also an executive officer of General American Life Insurance Company. Prior to the formation of RGA, Mr. Woodring had headed General American's reinsurance business since 1986.
He also serves as a director and officer of a number of the Company's subsidiaries. Before joining General American Life Insurance Company, Mr. Woodring was an actuary at United Insurance Company.

      Richard A. Liddy is Chairman of the Board of the Company. He also serves as President, Chief Executive Officer and Chairman of the Board of General American Life Insurance Company, and President and Chairman of GenAmerica Corporation and General American Mutual Holding Company (General American Holding). From 1982 through 1988, he was Senior Vice President and Executive Vice President of Continental Corporation, and President, Financial Services Group of Continental Insurance Company. He is also Chairman of the Board of General American Capital Company and The Walnut Street Funds, Inc., each a registered investment company, and is a director of Ameren Corporation, Brown Group, Inc., Conning Corporation and Ralston Purina Company. Mr. Liddy is also Chairman of Cova Corporation, Paragon Life Insurance Company, Security Equity Life Insurance Company and Security Mutual Life Insurance Company of New York, and a number of other subsidiaries and affiliates of General American Holding.

Item 11.    EXECUTIVE COMPENSATION

      Information on this subject is incorporated by reference to the Proxy Statement under the captions "Executive Compensation" and "Nominees and Continuing Directors." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

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


                                    Part IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements

      The following consolidated statements are incorporated by reference to the Annual Report for 1997 under the following captions:

Index                                                               Page
-----                                                               ----
Consolidated Balance Sheets                                           34
Consolidated Statements of Income                                     35
Consolidated Statements of  Stockholders' Equity                      36
Consolidated Statements of Cash Flows                                 37
Notes to Consolidated Financial Statements                          38-53
Independent Auditors' Report                                          54

      2.    Schedules, Reinsurance Group of America, Incorporated and
            Subsidiaries

Schedule                                                             Page
--------                                                             ----
I           Summary of Investments                                    26

III         Supplementary Insurance Information                       27

IV          Reinsurance                                               28

V           Valuation and Qualifying Accounts                         29

      All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Appendix I attached hereto.

      3.    Exhibits

      See the Index to Exhibits on page 31.

(b)   No reports on Form 8-K were filed during the fourth quarter of 1997.

                         Independent Auditors' Report
                         ----------------------------



Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:

Under date of January 29, 1998, we reported on the consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                          /s/ KPMG Peat Marwick LLP






St. Louis, Missouri
January 29, 1998

                                       REINSURANCE GROUP OF AMERICA, INCORPORATED

                                     SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                                             INVESTMENTS IN RELATED PARTIES

                                                    December 31, 1997

                                                      (in millions)
                                                                                             Amount at
                                                                                               which
                                                                                             shown in
                                                                        Fair                the Balance
           Type of Investment                   Cost                 Value <F3>           Sheets <F1><F3>
           ------------------                   ----                 ----------           ---------------

Fixed maturities:
Bonds:
  United States government and government
    agencies and authorities                  $   90.9                $   92.2                $   92.2
Foreign governments <F2>                         202.0                   270.5                   270.5
Public utilities                                 126.4                   145.9                   145.9
All other corporate bonds                      1,997.0                 2,019.7                 2,019.7
                                              --------                --------                --------
      Total fixed maturities                   2,416.3                 2,528.3                 2,528.3
                                              --------                --------                --------
Equity securities                                 10.7                    10.7                    10.7
Mortgage loans on real estate                    165.5                     xxx                   165.5
Policy loans                                     480.2                     xxx                   480.2
Funds withheld at interest                       165.4                     xxx                   165.4
Short-term investments                           277.6                     xxx                   277.6
Other                                              6.3                     xxx                     6.3
                                              --------                --------                --------
      Total investments                       $3,522.0                     xxx                $3,634.0
                                              ========                ========                ========

<F1>  Fixed maturities are classified as available for sale and carried at fair value.

<F2>  The following exchange rates have been used to convert foreign securities to U.S. dollars:

      Canadian dollar         $0.6992/C$1.00
      Argentina dollar        $1.0001/A$1.00
      Chilean Peso            $0.0023/$1.00 Peso
      Australian dollar       $0.6503/$1.00 Aus

<F3>  Fair value represents the closing sales prices of marketable securities.
      Estimated fair values for private placement securities of $386.2 million, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                                             REINSURANCE GROUP OF AMERICA, INCORPORATED
                                         SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                                           (in thousands)
                                          as of December 31,                                   Years Ended December 31,
                       ---------------------------------------------------------  --------------------------------------------------
                                             Future Policy       Other Policy
                        Deferred Policy        Benefits,          Claims and
                       Acquisition Costs   Losses and Claims   Benefits Payable
                       ---------------------------------------------------------               Net    Benefits,
                                                                                             Invest-   Claims     Amorti-    Other
                                                                                   Premium     ment     and       zation   Operating
                        Assumed   Ceded    Assumed     Ceded    Assumed   Ceded     Income    Income   Losses     of DAC    Expenses
--------------------------------------------------------------------------------  --------------------------------------------------
1995
U.S. Operations        $132,300  (4,961)  1,010,142   (52,659)  114,625  (10,556)  $414,132   73,959  (345,765)  (31,875)   (55,089)
Canadian Operations      41,614    (336)    138,707   (29,079)    9,712   (3,671)    49,248   11,064   (36,683)   (2,176)   (10,576)
Accident and Health         651      (5)      7,931       (76)   60,973  (23,660)    47,789      730   (33,640)   (6,827)    (9,083)
Other International      17,551      (1)     43,829        (3)   22,363   (2,570)    58,821    2,805   (47,779)     (454)   (11,573)
Adjustments and
  Eliminations                0       0           0         0         0        0          0    1,559         0         0     (1,993)
                       --------  ------   ---------   -------   -------  -------   --------  -------  --------   -------   --------
   Total               $192,116  (5,303)  1,200,609   (81,817)  207,673  (40,457)  $569,990   90,117  (463,867)  (41,332)   (88,314)
                       ========  ======   =========   =======   =======  =======   ========  =======  ========   =======   ========
1996
U.S. Operations        $160,737  (7,182)  1,578,172   (52,754)  111,257   (5,342)  $486,717  111,801  (414,643)  (33,921)   (82,300)
Canadian Operations      52,039  (1,220)    184,800   (35,366)   11,390   (4,094)    63,118   12,722   (49,270)   (1,603)   (14,240)
Accident and Health         848     (11)     10,866      (252)   60,485  (20,228)    57,182    1,019   (42,250)  (15,888)    (4,851)
Other International      28,354       0      88,446        (3)   23,152   (2,772)    67,868    6,135   (54,282)     (575)   (21,449)
Adjustments and
  Eliminations                0       0           0         0         0        0          0    5,151         0         0     (7,696)
                       --------  ------   ---------   -------   -------  -------   --------  -------  --------   -------   --------
   Total               $241,978  (8,413)  1,862,284   (88,375)  206,284  (32,436)  $674,885  136,828  (560,445)  (51,987)  (130,536)
                       ========  ======   =========   =======   =======  =======   ========  =======  ========   =======   ========
1997
U.S. Operations        $203,486  (6,968)  2,735,772  (185,761)  157,240  (13,577)  $554,253  154,303  (498,671)  (37,469)   (88,928)
Canadian Operations      50,506    (505)    278,738   (54,627)   49,267  (34,536)    83,563   16,321   (76,265)  (10,775)   (18,023)
Accident and Health       2,680     (36)     23,587    (1,146)  101,205  (31,323)    90,692    1,249   (88,658)  (25,260)    (8,746)
Other International      40,679       0     175,714   (34,132)   37,136   (3,744)   106,952   10,876   (86,509)   (3,485)   (36,541)
Adjustments and
  Eliminations                0       0           0         0         0        0          0    5,584         0         0     (8,114)
                       --------  ------   ---------   -------   -------  -------   --------  -------  --------   -------   --------
   Total               $297,351  (7,509)  3,213,811  (275,666)  344,848  (83,180)  $835,460  188,333  (750,103)  (76,989)  (160,352)
                       ========  ======   =========   =======   =======  =======   ========  =======  ========   =======   ========


                                       REINSURANCE GROUP OF AMERICA, INCORPORATED

                                                SCHEDULE IV - REINSURANCE
                                                      (in millions)


                                                                                                            Percentage
                                                          Ceded to        Assumed                            of Amount
                                           Gross            Other       from Other            Net           Assumed to
                                          Amount          Companies      Companies          Amount              Net
                                          ------          ---------      ---------          ------              ---
          1995
Life insurance in force                    $  85           $25,275        $153,861         $128,671           119.58%
Premiums
     U.S. Operations                       $ 2.6           $ 100.7        $  512.2         $  414.1           123.69%
     Canadian Operations                       -              15.8            65.1             49.3           132.05%
     Accident and Health                       -              60.0           107.8             47.8           225.52%
     Other International                    33.8               1.8            26.8             58.8            45.58%
                                        --------------------------------------------------------------
          Total                            $36.4           $ 178.3        $  711.9         $  570.0           124.89%
                                           =====           =======        ========         ========           ======
          1996
Life insurance in force                    $  85           $39,050        $168,339         $129,374           130.12%
Premiums
     U.S. Operations                       $ 2.5           $ 134.2        $  618.1         $  486.4           127.08%
     Canadian Operations                       -              18.4            81.5             63.1           129.16%
     Accident and Health                       -              55.0           112.2             57.2           196.15%
     Other International                    41.7               2.0            28.5             68.2            41.79%
                                        --------------------------------------------------------------
          Total                            $44.2           $ 209.6        $  840.3         $  674.9           124.51%
                                           =====           =======        ========         ========           ======

          1997
Life insurance in force                    $  83           $28,720        $227,260         $198,623           114.42%
Premiums
     U.S. Operations                       $ 2.4           $ 132.9        $  684.8         $  554.3           123.54%
     Canadian Operations                       -              21.8           105.4             83.6           126.08%
     Accident and Health                       -              96.8           187.5             90.7           206.73%
     Other International                    62.6               1.8            46.1            106.9            43.12%
                                        --------------------------------------------------------------
          Total                            $65.0           $ 253.3        $1,023.8         $  835.5           122.54%
                                           =====           =======        ========         ========           ======

                                       REINSURANCE GROUP OF AMERICA, INCORPORATED

                                     SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                                    December 31, 1997

                                                      (in millions)

                                         Balance at        Charges to   Charged to Other
                                        Beginning of       Costs and        Accounts-       Deductions-    Balance at End
     Description                           Period           Expenses        Describe         Describe         of Period
---------------------------------------------------------------------------------------------------------------------------
1996
Mortgage loan
  valuation allowance                       $  -              $0.3            $  -             $  -              $0.3
                                            ----              ----            ----             ----              ----

Total                                       $  -              $0.3            $  -             $  -              $0.3
                                            ====              ====            ====             ====              ====

1997
Mortgage loan
  valuation allowance                       $0.3              $0.1            $  -             $  -              $0.4
                                            ----              ----            ----             ----              ----

Total                                       $0.3              $0.1            $  -             $  -              $0.4
                                            ====              ====            ====             ====              ====

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:   /s/ A. Greig Woodring     March 18, 1998
      ----------------------------------------
      A. Greig Woodring
      President and Chief Executive Officer

Date:     March 18, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1998.

            Signatures                                            Title
            ----------                                            -----
/s/ Richard A. Liddy        March 18, 1998            Chairman of the Board and Director
------------------------------------------
Richard A. Liddy

/s/ A. Greig Woodring       March 18, 1998            President, Chief Executive Officer,
------------------------------------------            and Director
A. Greig Woodring                                     (Principal Executive Officer)

/s/ J. Cliff Eason          March 18, 1998 <F*>       Director
------------------------------------------
J.  Cliff Eason

/s/ Bernard A. Edison       March 18, 1998 <F*>       Director
------------------------------------------
Bernard A. Edison

/s/ Stuart I. Greenbaum     March 18, 1998 <F*>       Director
------------------------------------------
Stuart I. Greenbaum

/s/ William A. Peck, M.D.   March 18, 1998 <F*>       Director
------------------------------------------
William A. Peck, M.D.

/s/ Leonard M. Rubenstein   March 18, 1998 <F*>       Director
------------------------------------------
Leonard M. Rubenstein

/s/ William P. Stiritz      March 18, 1998 <F*>       Director
------------------------------------------
William P. Stiritz

/s/ Edwin Trusheim          March 18, 1998            Director
------------------------------------------
H.  Edwin Trusheim

/s/ Jack B. Lay             March 18, 1998            Executive Vice President and Chief
------------------------------------------            Financial Officer
Jack B. Lay                                           (Principal Financial and Accounting
                                                      Officer)

<F*> By: /s/ Jack B. Lay    March 18, 1998
         ---------------------------------
         Jack B. Lay      Attorney-in-fact

                                                    Index to Exhibits
                                                                                                  Source
Exhibit                                                                                       (See footnotes
Number                       Description                                                        that follow)
------                       -----------                                                   --------------------
 2.1.       Reinsurance Agreement dated as of December 31, 1992                                    <F2>
            between General American Life Insurance Company
            ("General American") and General American Life
            Reinsurance Company of Canada ("RGA Canada")

 2.2.       Retrocession Agreement dated as of                                                     <F2>
            July 1, 1990 between General American and
            The National Reinsurance Company of Canada,
            as amended between RGA Canada and General American
            on December 31, 1992

 2.3.       Reinsurance Agreement dated as of                                                      <F2>
            January 1, 1993 between RGA Reinsurance
            Company ("RGA Reinsurance", formerly "Saint Louis
            Reinsurance Company") and General American

 3.1.       Restated Articles of Incorporation of Reinsurance                                      <F1>
            Group of America, Incorporated ("RGA")

 3.2.       Bylaws of RGA                                                                          <F1>

 3.3.       Certificate of Designations for Series A Junior                                        <F5>
            Participating Preferred Stock (included as Exhibit A
            to Exhibit 4.2)

 4.1.       Form of Specimen Certificate for Common Stock of RGA                                   <F2>

 4.2.       Rights Agreement dated as of May 4, 1993, between RGA                                  <F5>
            and ChaseMellon Shareholder Services, L.L.C., as Rights Agent

10.1.       Marketing Agreement dated as of January 1, 1993                                        <F3>
            between RGA Reinsurance and General American

10.2.       Tax Allocation Agreement dated October 30, 1992                                        <F2>
            between RGA Reinsurance and General American

10.3.       Tax Allocation Agreement dated as of January 15, 1993                                  <F2>
            among RGA, RGA Reinsurance, and General American

10.4.       Tax Sharing Agreement dated as of January 15, 1993                                     <F2>
            among RGA, RGA Reinsurance, and General American

10.5.       Administrative Services Agreement dated as of                                          <F3>
            January 1, 1993 between RGA and General American

10.6.       Administrative Services Agreement dated as of                                          <F3>
            January 1, 1993 between RGA Reinsurance
            and General American


                                                                                                  Source
Exhibit                                                                                       (See footnotes
Number                       Description                                                        that follow)
------                       -----------                                                   --------------------

10.7.       Management Agreement dated as of January 1, 1993                                       <F2><F*>
            between RGA Canada and General American

10.8.       Investment Advisory Agreement dated as of                                              <F3>
            January 1, 1993 between RGA and Conning Asset Management
            Company, formerly General American Investment Management
            Company ("CAM")

10.9.       Investment Advisory Agreement dated as of                                              <F3>
            January 1, 1993 between RGA Reinsurance
            and CAM

10.10.      Lease Agreement dated as of May 17, 1993 between                                       <F4>
            RGA and General American and Assignment to RGA
            Reinsurance

10.11       Standard Form of General American Automatic                                            <F2>
            Agreement

10.12       Standard Form of General American Facultative Agreement                                <F2>

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

10.15       Shareholders' Agreement dated as of March 20, 1992                                     <F3><F*>
            among General American, RGA International, Ltd., formerly
            G.A. Canadian Holdings, Ltd., Penta-Life Group Inc., Claude M.
            Genest, Brendan Galligan, Graham Watson, Societe FSA 50
            Inc., Aenigma Holdings Limited, Andre St-Amour, and Andr
            Primeau, as amended with RGA

10.16       Registration Rights Agreement dated as of April 15, 1993                               <F2>
            between RGA and General American

10.17       RGA Reinsurance Management Incentive Plan as amended                                   <F6><F*>
            and restated effective November 1, 1996

10.18       RGA  Reinsurance Management Deferred                                                   <F2><F*>
            Compensation Plan (ended January 1, 1995)

10.19       RGA Reinsurance Executive Deferred                                                     <F2><F*>
            Compensation Plan (ended January 1, 1995)


                                                                                                  Source
Exhibit                                                                                       (See footnotes
Number                       Description                                                        that follow)
------                       -----------                                                   --------------------

10.20       RGA Reinsurance Executive Supplemental                                                 <F2><F*>
            Retirement Plan (ended January 1, 1995)

10.21       RGA Reinsurance Augmented Benefit Plan                                                 <F2><F*>
            (ended January 1, 1995)

10.22       RGA Flexible Stock Plan as amended and restated                                        <F6><F*>
            effective November 1, 1996

10.23       Form of Directors' Indemnification Agreement                                           <F2>

10.24       RGA Executive Performance Share Plan as amended                                        <F6><F*>
            and restated effective November 1, 1996

10.25       RGA Flexible Stock Plan for Directors                                                  <F7><F*>

10.26       Employment Agreement dated April 6, 1992 between RGA                                    <F*>
            Canada and Andre St-Amour

13.1        Portions of Annual Report to Shareholders for 1997                                       --
            Incorporated by Reference in the Form 10-K

21.1        Subsidiaries of RGA                                                                      --

23.1        Consent of KPMG Peat Marwick LLP                                                         --

24.1        Powers of Attorney for Messrs. Eason, Edison, Peck                                       --
            Greenbaum, Rubenstein, Stiritz, and Trusheim

27.1        Financial Data Schedule                                                                  --


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

<F4>        Documents incorporated by reference to Form 10-K for fiscal year ended
            December 31, 1993 filed 29 March 1994 at the corresponding exhibit.

<F5>        Documents incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1997 (No. 1-11848) filed on 21 May 1997 at the corresponding exhibit.


<F6>        Documents incorporated by reference to Form 10-K for the year ended December 31, 1996
            (No. 1-11848) filed on 24 March 1997 at the corresponding exhibit.

<F7>        Documents incorporated by reference to Registration Statement on Form S-8
            (No. 333-27167) filed on 15 May 1997 at the corresponding exhibit

<F*>        Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14C  of this Part IV.