Form 10-K405/A
period 1997-12-31
REINSURANCE GROUP OF AMERICA INC
filed 1998-04-08
CIK 898174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

  X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
-----   Act of 1934 for the fiscal year ended December 31, 1997

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934
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

    3.        Exhibits


    See the Index to Exhibits on page 3.

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

   3.1            Restated Articles of Incorporation of Reinsurance                 <F1>
                  Group of America, Incorporated ("RGA")

   3.2            Bylaws of RGA                                                     <F1>

   3.3            Certificate of Designations for Series A Junior                   <F5>
                  Participating Preferred Stock (included as Exhibit A
                  to Exhibit 4.2)

   4.1            Form of Specimen Certificate for Common Stock of RGA              <F2>

   4.2            Rights Agreement dated as of May 4, 1993, between RGA             <F5>
                  and Chase Mellon Shareholder Services, L.L.C., as Rights
                  Agent

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

   10.19          RGA Reinsurance Executive Deferred                                <F2><F*>
                  Compensation Plan (ended January 1, 1995)


                                                                                    Source
  Exhibit                                                                        (See footnotes
  Number                              Description                                 that follow)
  ------                              -----------                                --------------

   10.20          RGA Reinsurance Executive Supplemental                            <F2><F*>
                  Retirement Plan (ended January 1, 1995)

   10.21          RGA Reinsurance Augmented Benefit Plan                            <F2><F*>
                  (ended January 1, 1995)

   10.22          RGA Flexible Stock Plan as amended and restated
                  effective November 1, 1996                                        <F6><F*>

   10.23          Form of Directors' Indemnification Agreement                      <F2>

   10.24          RGA Executive Performance Share Plan as amended
                  and restated effective November 1, 1996                           <F6><F*>

   10.25          RGA Flexible Stock Plan for Directors                             <F7><F*>

   10.26          Employment Agreement dated April 6, 1992 between RGA
                  Canada and Andre St-Amour                                         <F*>

   13.1           Portions of Annual Report to Shareholders for 1997                <F+>
                  Incorporated by Reference in the Form 10-K

   21.1           Subsidiaries of RGA                                               <F+>

   23.1           Consent of KPMG Peat Marwick LLP                                  <F+>

   24.1           Powers of Attorney for Messrs. Eason, Edison, Peck                <F+>
                  Greenbaum, Rubenstein, Stiritz, and Trusheim

   27.1           Restated Financial Data Schedule for the year
                  ending December 31, 1997                                          --

   27.2           Restated Financial Data Schedule for the year
                  ending December 31, 1996                                          --

   27.3           Restated Financial Data Schedule for the year
                  ending December 31, 1995                                          --

   27.4           Restated Financial Data Schedule for the nine months ending
                  September 30, 1997                                                --

   27.5           Restated Financial Data Schedule for the six months ending
                  June 30, 1997                                                     --

   27.6           Restated Financial Data Schedule for the three months ending
                  March 31, 1997                                                    --

   27.7           Restated Financial Data Schedule for the nine months ending
                  September 30, 1996                                                --

   27.8           Restated Financial Data Schedule for the six months ending
                  June 30, 1996                                                     --



   27.9           Restated Financial Data Schedule for the three months ending
                  March 31, 1996                                                    --

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

<F7>  Documents incorporated by reference to Registration Statement on Form S-8 (No.
      333-27167) filed on 15 May 1997 at the corresponding exhibit.

<F*>  Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14c of this Part IV.

<F+>  Previously filed.

                                   SIGNATURES
                                   ----------



      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By: /s/ Jack B. Lay            4/8/98
                                  ---------------------------------
                                                Jack B. Lay
                           Executive Vice President & Chief Financial Officer
                              (Principal Financial and Accounting Officer)