Form 10-Q
period 1998-03-31
REINSURANCE GROUP OF AMERICA INC
filed 1998-05-11
CIK 898174

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                    OR

   / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                           --------------------

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

                           --------------------

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

Common stock outstanding ($.01 par value) as of April 30, 1998: 25,228,880 shares

               REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                     TABLE OF CONTENTS

         Item                                                                    Page
         ----                                                                    ----

                              PART I - FINANCIAL INFORMATION
                              ------------------------------
1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 1998 and December 31, 1997                                      3

         Condensed Consolidated Statements of Income and Comprehensive
         Income (Unaudited)
         Three months ended March 31, 1998 and 1997                                4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 1998 and 1997                                5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                   6-9

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                           10-20


                                PART II - OTHER INFORMATION
                                ---------------------------

1        Legal Proceedings                                                        20

6        Exhibits and Reports on Form 8-K                                         20

         Signatures                                                               21

         Index to Exhibits                                                        22


                                REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Unaudited)

                                                                                        March 31,            December 31,
                                                                                          1998                  1997
                                                                                       ----------            -----------
                                                                                            (Dollars in thousands)
           ASSETS
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $2,819,278 and
      $2,416,308 at March 31, 1998, and December 31, 1997, respectively)               $2,941,290            $2,528,290
Mortgage loans on real estate                                                             185,370               165,452
Policy loans                                                                              471,440               480,234
Funds withheld at interest                                                                167,807               165,413
Short-term investments                                                                    186,437               277,635
Other invested assets                                                                      21,263                16,977
                                                                                       ----------            ----------
      Total investments                                                                 3,973,607             3,634,001
Cash and cash equivalents                                                                  39,327                37,395
Accrued investment income                                                                  50,882                34,377
Premiums receivable                                                                       118,577               119,554
Funds withheld                                                                             48,758                33,957
Reinsurance ceded receivables                                                             341,432               316,156
Deferred policy acquisition costs                                                         311,247               289,842
Other reinsurance balances                                                                137,589               153,134
Other assets                                                                               53,438                55,134
                                                                                       ----------            ----------
      Total assets                                                                     $5,074,857            $4,673,550
                                                                                       ==========            ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                 $1,332,156            $1,244,541
Interest sensitive contract liabilities                                                 2,272,609             1,969,270
Other policy claims and benefits                                                          389,258               344,848
Other reinsurance balances                                                                215,428               232,096
Deferred income taxes                                                                     124,802               110,763
Other liabilities                                                                         104,300               157,616
Long-term debt                                                                            106,991               106,830
                                                                                       ----------            ----------
      Total liabilities                                                                 4,545,544             4,165,964
Minority interest                                                                           8,247                 8,265
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                            --                    --
   Common stock (par value $.01 per share; 50,000,000 shares authorized,
      26,049,375 shares issued)                                                               261                   261
   Additional paid in capital                                                             265,021               264,748
   Retained earnings                                                                      211,080               196,685
   Accumulated other comprehensive income                                                  65,779                59,089
                                                                                       ----------            ----------
      Total stockholders' equity before treasury stock                                    542,141               520,783
   Less treasury shares held of 820,895 and 844,535 at cost at
      March 31, 1998, and December 31, 1997, respectively                                 (21,075)              (21,462)
                                                                                       ----------            ----------
      Total stockholders' equity                                                          521,066               499,321
                                                                                       ----------            ----------
      Total liabilities and stockholders' equity                                       $5,074,857            $4,673,550
                                                                                       ==========            ==========

See accompanying notes to condensed consolidated financial statements.


                              REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                                                      Three months ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                  1998                  1997
                                                                                --------              --------
                                                                          (Dollars in thousands, except per share data)
Revenues:
   Net premiums                                                                 $269,978              $205,372
   Investment income, net of related expenses                                     63,679                41,849
   Realized investment gains, net                                                    922                   387
   Other revenue                                                                   6,554                 4,155
                                                                                --------              --------
      Total revenues                                                             341,133               251,763

Benefits and expenses:
   Claims and other policy benefits                                              217,296               158,760
   Interest credited                                                              34,512                19,122
   Accident and health pool charge                                                    --                18,000
   Policy acquisition costs and other insurance expenses                          46,934                40,467
   Other operating expenses                                                       15,464                10,519
   Interest expense                                                                2,025                 1,948
                                                                                --------              --------
      Total benefits and expenses                                                316,231               248,816
                                                                                --------              --------

      Income before income taxes and minority interest                            24,902                 2,947

   Provision for income taxes                                                      8,840                    (1)
                                                                                --------              --------

      Income before minority interest                                             16,062                 2,948

Minority interest in earnings of consolidated subsidiaries                          (153)                 (120)
                                                                                --------              --------

      Net income                                                                $ 15,909              $  2,828
                                                                                ========              ========

      Other comprehensive income, net of taxes                                     6,690               (18,754)
                                                                                   -----               -------

      Comprehensive income                                                      $ 22,599              $(15,926)
                                                                                ========              ========


Basic earnings per share                                                        $   0.63              $   0.11
                                                                                ========              ========

Diluted earnings per share                                                      $   0.62              $   0.11
                                                                                ========              ========

Weighted average number of diluted shares outstanding
   (in thousands)                                                                 25,505                25,629
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


                             REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                  -----------------------------
                                                                                    1998                1997
                                                                                  ---------           ---------
                                                                                      (Dollars in thousands)
Operating Activities:
   Net income                                                                     $  15,909           $   2,828
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                                  (16,496)            (10,343)
         Premiums receivable                                                          1,078             (24,066)
         Deferred policy acquisition costs                                          (21,028)            (12,432)
         Funds withheld                                                             (14,798)             (3,776)
         Reinsurance ceded balances                                                 (24,235)            (12,179)
         Future policy benefits, other policy claims and benefits, and
            other reinsurance balances                                              124,553             147,915
         Deferred income taxes                                                        8,538                 868
         Other assets and other liabilities                                         (51,980)              5,694
      Amortization of goodwill and value of business acquired                           316                 299
      Amortization of net investment discounts                                         (581)             (2,509)
      Realized investment gains, net                                                   (922)               (387)
      Other, net                                                                       (458)               (342)
                                                                                  ---------           ---------
Net cash provided by operating activities                                            19,896              91,570
Investing Activities:
   Sales of fixed maturity securities                                               110,752              42,166
   Maturities of fixed maturity securites                                            19,176              46,135
   Purchases of fixed maturity securities                                          (526,902)           (297,361)
   Cash invested in:
      Mortgage loans                                                                (23,767)             (1,486)
      Funds withheld at interest                                                     (2,394)            (26,191)
   Principal payments on:
      Mortgage loans                                                                    511                 389
      Policy loans                                                                    8,794               1,781
   Change in short-term and other invested assets                                    85,735              16,772
                                                                                  ---------           ---------
Net cash used in investing activities                                              (328,095)           (217,795)
Financing activities:
   Dividends to stockholders                                                         (1,514)             (1,358)
   Reissuance of treasury stock                                                         387                  52
   Minority interest in earnings                                                        153                 120
   Excess deposits on universal life and other investment type
      policies and contracts                                                        310,998             126,016
                                                                                  ---------           ---------
Net cash provided by financing activities                                           310,024             124,830
Effect of exchange rate changes                                                         107                 (84)
                                                                                  ---------           ---------
Change in cash and cash equivalents                                                   1,932              (1,479)
Cash and cash equivalents, beginning of period                                       37,395              13,145
                                                                                  ---------           ---------
Cash and cash equivalents, end of period                                          $  39,327           $  11,666
                                                                                  =========           =========

See accompanying notes to condensed consolidated financial statements.


        REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
           Notes to Condensed Consolidated Financial Statements
                              March 31, 1998
                                (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997.

The Company has reclassified the presentation of certain prior period information to conform to the 1998 presentation.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share information):


Period Ending March 31                                                1998          1997

Numerator:
   Net income                                                      $15,909        $2,828

   Numerator for basic earning per share--income
     available to common stockholders                               15,909         2,828

   Effect of dilutive securities                                        --            --
                                                                   -------        ------

   Numerator for diluted earnings per share--
      income available to common stockholders
      after assumed conversions                                    $15,909        $2,828
                                                                   =======        ======



Period Ending March 31                                                1998          1997

Denominator:

   Denominator for basic earnings per share--
      weighted average shares                                       25,236        25,467

   Effect of dilutive securities

      Employee stock options                                           269           162
                                                                       ---           ---

   Denominator for diluted earnings per share--
      adjusted weighted average shares and
      assumed conversions                                           25,505        25,629
                                                                    ======        ======


   Basic earnings per share                                        $  0.63       $  0.11

   Diluted earnings per share                                      $  0.62       $  0.11


3.    COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The most significant items of comprehensive income are net income, the change in unrealized gains and losses on securities, and the change in foreign currency translation. Both items historically have been reported as a component of stockholders' equity. The adoption of SFAS No. 130 does not affect results of operations or financial position, but affects their presentation and disclosure. The Company has adopted SFAS No. 130 as of January 1, 1998, and the following summaries present the components of the Company's comprehensive income, other than net income, for the periods ending March 31, 1998 and 1997 (dollars in thousands):

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1998:

====================================================================================================
                                                 Before-Tax       Tax (Expense)         Net-of-Tax
                                                   Amount            Benefit              Amount
----------------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments                                    $  (241)          $    84               $ (157)

Unrealized gains on securities:

   Unrealized holding gains
      arising during period                        13,181            (5,751)               7,430

   Less:  reclassification
      adjustment for gains
      realized in net income                          922              (339)                 583
                                                      ---              ----                  ---

   Net unrealized gains                            12,259            (5,412)               6,847
                                                   ------            ------                -----

Other comprehensive income                        $12,018           $(5,328)              $6,690
====================================================================================================

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1997:

====================================================================================================
                                               Before-Tax         Tax (Expense)        Net-of-Tax
                                                 Amount              Benefit             Amount
----------------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments                                  $ (1,746)            $   611           $ (1,135)

Unrealized gains on securities:

   Unrealized holding (losses)
      arising during period                      (27,338)              9,970            (17,368)

   Less:  reclassification
      adjustment for gains
      realized in net income                         387                (136)               251
                                                     ---                ----                ---

   Net unrealized (losses)                       (27,725)             10,106            (17,619)
                                                 -------              ------            -------

Other comprehensive income                      $(29,471)            $10,717           $(18,754)
====================================================================================================


The following schedule reflects the change in accumulated other comprehensive income for the period ending March 31, 1998 (dollars in thousands):

====================================================================================================
                                                                                       ACCUMULATED
                                                                      UNREALIZED          OTHER
                                                    FOREIGN            GAINS ON       COMPREHENSIVE
                                                CURRENCY ITEMS        SECURITIES         INCOME
----------------------------------------------------------------------------------------------------

Balance at December 31, 1997                       $(8,201)            $67,290           $59,089
Current period change                                 (157)              6,847             6,690
                                                      ----               -----             -----
Balance at March 31, 1998                          $(8,358)            $74,137           $65,779
====================================================================================================


4.    SEGMENT INFORMATION

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," effective for years beginning after December 15, 1997. SFAS No. 131 requires that a public company report financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but will affect the disclosure of segment information. The Company plans to adopt SFAS No. 131 during 1998, however SFAS No. 131 need not be applied to interim financial information in the initial year of its application.

5.    SECURITIES LENDING

The Company participates in a securities lending program. The amount on loan at March 31, 1998 was $14.6 million. It is the Company's policy to require collateral at 105% of the loan value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following tables reflect the net income before income taxes and minority interest for the Company's primary operational divisions (dollars in thousands):

=====================
U.S. OPERATIONS
=====================
FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1998

                                                                 ========================================================

                                                                  TRADITIONAL           NON-TRADITIONAL          TOTAL
                                                                                     ASSET-        FINANCIAL      U.S.
                                                                                   INTENSIVE      REINSURANCE
                                                                 ========================================================
REVENUES:
   Net premiums                                                    $180,375         $    --         $   --      $180,375
   Investment income, net of related expenses                        28,757          26,738             --        55,495
   Realized investment gains, net                                       445             241             --           686
   Other revenue                                                        189              --          4,027         4,216
                                                                 --------------------------------------------------------
      Total revenues                                                209,766          26,979          4,027       240,772

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                 144,468              22             --       144,490
   Interest credited                                                 10,623          23,614             --        34,237
   Policy acquisition costs and other insurance expenses             26,211           1,042          3,120        30,373
   Other operating expenses                                           6,382              --             --         6,382
                                                                 --------------------------------------------------------
      Total benefits and expenses                                   187,684          24,678          3,120       215,482

      Income before income taxes and minority
        interest                                                   $ 22,082         $ 2,301         $  907      $ 25,290
                                                                 ========================================================


================================
U.S. OPERATIONS (continued)
================================

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1997


                                                                 ========================================================

                                                                  TRADITIONAL            NON-TRADITIONAL          TOTAL
                                                                                      ASSET-       FINANCIAL       U.S.
                                                                                    INTENSIVE     REINSURANCE
                                                                 ========================================================
REVENUES:
Net premiums                                                       $145,963          $   --         $   --      $145,963
   Investment income, net of related expenses                        24,662           9,676             --        34,338
   Realized investment gains, net                                       100             244             --           344
   Other revenue                                                       (131)             --          4,171         4,040
                                                                 --------------------------------------------------------
      Total revenues                                                170,594           9,920          4,171       184,685

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                 111,010             781             --       111,791
   Interest credited                                                 10,498           8,267             --        18,765
   Policy acquisition costs and other insurance expenses             24,284             263          3,415        27,962
   Other operating expenses                                           4,590              --             --         4,590
                                                                 --------------------------------------------------------
      Total benefits and expenses                                   150,382           9,311          3,415       163,108

      Income before income taxes and minority
        interest                                                   $ 20,212          $  609         $  756      $ 21,577
                                                                 ========================================================



=========================
CANADIAN OPERATIONS
=========================

FOR THE THREE MONTH PERIOD ENDING MARCH 31,                                      1998                    1997

REVENUES:
   Net premiums                                                               $25,026                 $18,835
   Investment income, net of related expenses                                   5,158                   3,764
   Realized investment gains, net                                                 236                      --
   Other revenue                                                                  272                      71
                                                                              -------------------------------
      Total revenues                                                           30,692                  22,670

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                            23,115                  14,742
   Interest credited                                                              245                     342
   Policy acquisition costs and other insurance expenses                        2,855                   3,169
   Other operating expenses                                                     1,803                   1,423
                                                                              -------------------------------
      Total benefits and expenses                                              28,018                  19,676

      Income before income taxes and minority interest                        $ 2,674                 $ 2,994
                                                                              ===============================


==========================
OTHER INTERNATIONAL
==========================

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1998
                                                        =====================================================================

                                                             LATIN AMERICA              ASIA          OTHER         TOTAL
                                                                                       PACIFIC        MARKETS   INTERNATIONAL
                                                        Direct       Reinsurance
                                                        =====================================================================
Revenues:
   Net premiums                                         $13,451        $13,366         $10,453       $   406       $37,676
   Investment income, net of related
      expenses                                            1,582            488             420            37         2,527
   Other revenue                                             73             --           1,535            54         1,662
                                                        ---------------------------------------------------------------------
         Total revenues                                  15,106         13,854          12,408           497        41,865

Benefits and expenses:
   Claims and other policy benefits                      12,116         12,284           5,553           306        30,259
   Interest credited                                         30             --              --            --            30
   Policy acquisition costs and other
      insurance expenses                                    978            372           4,837           122         6,309
   Other operating expenses                               1,628            966           1,758         1,051         5,403
   Interest expense                                          --             --             100            45           145
                                                        ---------------------------------------------------------------------
         Total benefits and expenses                     14,752         13,622          12,248         1,524        42,146

         Income / (loss) before income taxes
           and minority interest                        $   354        $   232         $   160       $(1,027)      $  (281)
                                                        =====================================================================


FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1997

                                                        =====================================================================
                                                             LATIN AMERICA              ASIA           OTHER       TOTAL
                                                                                       PACIFIC        MARKETS   INTERNATIONAL
                                                         Direct       Reinsurance
                                                        =====================================================================
Revenues:
   Net premiums                                         $15,098         $2,668         $ 6,248         $  63       $24,077
   Investment income, net of related
      expenses                                            1,140            407             326             4         1,877
   Realized investment gains, net                            --             --              15            --            15
   Other revenue                                             14             --              --            --            14
                                                        ---------------------------------------------------------------------
         Total revenues                                  16,252          3,075           6,589            67        25,983

Benefits and expenses:
   Claims and other policy benefits                      13,883          2,108           3,916           176        20,083
   Interest credited                                         15             --              --            --            15
   Policy acquisition costs and other
      insurance expenses                                  1,099             74           2,360            40         3,573
   Other operating expenses                               1,225            531           1,480           410         3,646
   Interest expense                                          --             --             115            --           115
                                                        ---------------------------------------------------------------------
         Total benefits and expenses                     16,222          2,713           7,871           626        27,432

         Income / (loss) before income taxes
            and minority interest                       $    30         $  362         $(1,282)        $(559)      $(1,449)
                                                        =====================================================================


=========================
ACCIDENT AND HEALTH
=========================

FOR THE THREE MONTH PERIODS ENDING MARCH 31,                                         1998           1997

Revenues:
   Net premiums                                                                   $26,901       $ 16,497
   Investment income, net of related expenses                                         433            281
   Realized investment gains, net                                                      --              3
   Other revenue                                                                      331             30
                                                                                  ----------------------
      Total revenues                                                               27,665         16,811

Benefits and expenses:
   Claims and other policy benefits                                                19,432         12,144
   Accident and health pool charge                                                      -         18,000
   Policy acquisition costs and other insurance expenses                            7,397          5,763
   Other operating expenses                                                           786            549
                                                                                  ----------------------
      Total benefits and expenses                                                  27,615         36,456

      Income / (loss) before income taxes and minority interest                   $    50       $(19,645)
                                                                                  ======================



THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------

RESULTS OF OPERATIONS

      Income before Income Taxes and Minority Interest. Consolidated income before income taxes and minority interest increased $22.0 million in the first quarter of 1998, compared to the same period in 1997. After tax diluted earnings per share were $0.62 for the first quarter of 1998 compared with $0.11 for the same period in 1997. After tax consolidated net income before realized capital gains and losses increased to $15.3 million in the first quarter of 1998 from $2.6 million in the same period in 1997.

The increase in the U.S. operations income before income taxes and minority interest in the first quarter of 1998 compared to the same period in 1997 was due to increased earnings on asset-intensive business resulting from growth in fixed maturity securities, and continued growth in the traditional business where premiums increased 23.6%. The decrease in the Canadian operations income before income taxes and minority interest in the first quarter of 1998 compared to 1997 was primarily a result of an increase in claims experience during the first quarter of 1998 compared to the same period in 1997. The other international operations lost $0.3 million before income taxes and minority interest in the first quarter of 1998 compared to a $1.4 million loss in 1997. Strong growth in the Latin America and Asia Pacific business was offset by costs associated with the development of new business in several international markets. During the first quarter of 1997, the Company recorded an accident and health charge of $18.0 million, $10.4 million after-tax, to increase reserves associated with run-off claims from certain accident and health insurance pools in which it had formerly participated. That action was a result of management's strategic decision to exit all outside-managed accident and health pools. As of

December 31, 1997, the Company made a strategic decision to cease marketing accident and health business and established reserves that it believes are sufficient to handle the run-off.

      Net Premiums. Consolidated net premiums increased $64.6 million, or 31.5%, to $270.0 million in the first quarter of 1998, compared to $205.4 million for the same period in 1997. Renewal premiums from the existing block of business, along with new business premiums from facultative and automatic treaties contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore fluctuate from period to period.

The U.S. operations net premiums in the first quarter of 1998 increased 23.6% to $180.4 million from the prior year, attributed to premium growth on the existing block of business, combined with strong new business premium for blocks of business added since the first quarter of 1997.

Net premiums in the Canadian operations in the first quarter of 1998 increased 32.9% to $25.0 million in 1998. New business premiums decreased $1.2 million, while renewal premiums increased $7.4 million compared to the first quarter of 1997. The first quarter typically includes a large amount of renewal premium. Several of the treaties processed related to closed blocks of calendar year new and renewal business with large renewal premiums resulting from the strong production in December 1997. The first year premium decline was primarily the result of strong new business production in December 1996, which increased the first year premiums for the first quarter of 1997.

The Company's other international operations reported premiums of $37.7 million for the first quarter of 1998 compared to $24.1 million for the same period in 1997. The 1998 premiums represented approximately $26.8 million from Latin America, of which approximately $13.5 million was direct premium generated in Argentina and Chile. Latin American premiums grew 50.9%, which resulted from continued growth in Chilean single premium annuities and universal life business in Argentina, as well as reinsurance on privatized pensions in Argentina. The Asia Pacific operations and other markets generated $10.9 million of premiums, predominantly through the Hong Kong contact office and Australia. Primarily as a result of the new business generated in Australia, the Asia Pacific premiums in the first quarter of 1998 grew 67.3% compared to the same period in the prior year.

Accident and health operations net premiums increased 63.1% to $26.9 million in the first quarter of 1998. The increase resulted from premiums on new contracts initiated and the renewal of existing contracts in the second half of 1997. Although the decision was made to exit all outside-managed accident and health pools and to cease marketing accident and health business and to place the operation into run-off at the end of 1997, several new contracts were previously executed with an effective date of January 1, 1998. It is anticipated that accident and health premiums will decrease in each of the next several years. The Company estimates that future accident and health premiums compared to 1997 premiums will remain level in 1998. On an annual basis, premiums are expected to decrease, compared to each preceding year, by approximately 20%, 70%, 90% and 100% during 1999, 2000, 2001 and 2002, respectively.

      Net Investment Income. Consolidated net investment income increased 52.2% to $63.7 million, in the first quarter of 1998 from the same period in 1997. The cost basis of fixed maturity securities increased $1.1 billion from the first quarter of 1997. The increase in invested assets was a result of an increase in operating cash flows and reinsurance transactions involving deposits for asset-intensive products from ceding companies, primarily stable value product deposits. The Company's stable value reinsurance is assumed from General American Life Insurance Company ("General American"), which indirectly owns approximately 64% of the Company's common stock. The amount of future reinsurance of the stable value product is dependent on General American's claims-paying rating. The average earned yield on the consolidated investment portfolio decreased to 7.06% for the first quarter of 1998 compared to 7.22% for the same period in 1997. This decrease in overall yield reflected the increase in assets supporting the stable value reinsurance product that are generally of a shorter duration and carry a lower average yield and the overall decrease in interest rates. Earnings credited and paid to ceding companies are included in interest credited.

      Realized Investment Gains/(Losses), Net. Consolidated net realized investment gains increased $0.5 million to $0.9 million in the first quarter of 1998 from $0.4 million for the same period in the prior year. Net realized investment gains resulted from normal activity within the Company's investment portfolios.

      Other Revenue. Consolidated other revenue increased $2.4 million in the first quarter of 1998 to $6.6 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance, treaty recapture fees as well as earnings in unconsolidated subsidiaries, management fee income, and other miscellaneous income. During 1998, financial reinsurance treaties in the U.S. operations resulted in $3.4 million in financial reinsurance fees which were partially offset by $3.1 million of fees paid to retrocessionaires, included in policy acquisition costs and other insurance expenses. During March 1998, the Asia Pacific operations completed a financial reinsurance transaction that resulted in $1.3 million in financial reinsurance fee revenue which was partially offset by fees paid to retrocessionaires. The Company's strategy involves the assumption and subsequent retrocession of most of these financial reinsurance treaties which resulted in amounts of $128.2 million and $132.2 million being included in other reinsurance assets and liabilities, respectively, on the Company's consolidated balance sheets at March 31, 1998. Other revenue also included $0.8 million and $0.3 million in earnings in unconsolidated subsidiaries for the first quarter of 1998 and 1997, respectively.

      Claims and Other Policy Benefits. Consolidated claims and other policy benefits increased 36.9% to $217.3 million, in the first quarter of 1998.
For the first quarter of 1998, total claims and other policy benefits represented 80.5% of total net premiums compared to 77.3% for the same period in 1997. This fluctuation was primarily a result of higher benefits and reserves in the U.S. and Canadian operations in the first quarter of 1998 compared to the same period in 1997. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.

U.S. operations claims and other policy benefits increased 29.3% in the first quarter of 1998, primarily as a result of increases from new business production and higher claims experience during such period compared to the same period in 1997. Claims and other policy benefits as a percentage of net premiums increased to 80.1% in the first quarter of 1998 from 76.6% in the same period in 1997. This fluctuation was due to an increase in death claims as well as reserves established for new blocks of business.

Canadian operations claims and other policy benefits increased 56.8% in the first quarter of 1998. Claims and other policy benefits as a percentage of net premiums increased to 92.4% to $23.1 million in the first quarter of 1998 from 78.3% in the same period in 1997. The increase as a percent of premiums was primarily due to reserves established for new and renewal business.

The claims and other policy benefits of the other international business in the first quarter of 1998 increased $10.2 million from the same period in the prior year. This increase was primarily the result of reserve and policyholder benefit increases on business from Latin American ventures and blocks of mortality risk reinsurance of $8.4 million. These reserve increases resulted from new business and the continued growth in the Latin American single premium immediate annuity business in the first quarter of 1998. The Asia Pacific operations reflected an increase of $1.6 million resulting primarily from new business written in Australia.

Accident and health operations claims and other policy benefits increased 60.0% in the first quarter of 1998. The claims and other policy benefits for the first quarter of 1997 do not include the $18.0 million, or $10.4 million after-tax, accident and health pool charge taken during the first quarter of 1997, which is separately disclosed on the income statement. As a percentage of net premiums, claims and other policy benefits decreased to 72.2% in the first quarter of 1998 from 73.6% in the same period of 1997. The accident and health operations reserves are subject to volatility due to the nature of risk covered which is primarily accident risk. Reserves are calculated based upon current information including industry estimates for certain aviation accidents. In 1997, the Company made the decision to exit all outside-managed accident and health pools and cease marketing accident and health business and to place the operation into run-off.

      Interest credited. Consolidated interest credited increased $15.4 million in the first quarter of 1998 to $34.5 million. Interest credited represents amounts credited on the Company's asset-intensive and universal life type products. Asset-intensive products include stable value operations, bank-owned life insurance and annuity products. These products are primarily written in the U.S. operations, while the Canadian operations have a small annuity block of business and the Latin American operations have a direct universal life product developing in Argentina. The increase in interest credited was primarily a result of an increase of approximately $185.0 million in deposits related to asset-intensive reinsurance for the first quarter of 1998 compared to the same period in 1997.

      Policy Acquisition Costs and Other Insurance Expenses. Consolidated policy acquisition costs and other insurance expenses, consisting primarily of allowances, increased 16.0%, to $46.9 million in the first quarter of 1998. As a percentage of net premiums, consolidated policy acquisition costs and other insurance expenses decreased to 17.4% in the first quarter of 1998 from 19.7% during the same period in 1997. This resulted from a change in business mix from coinsurance to yearly renewable term reinsurance and the addition of larger blocks of Canadian business at the end of 1997 that do not have significant commission costs associated with the business. Overall, policy acquisition costs and other insurance expenses continue to fluctuate with business volume and changes in product mix from period to period.

Policy acquisition costs and other insurance expenses as a percentage of net premiums for the U.S. operations decreased to 16.8% in the first quarter of 1998 from 19.2% during the same period in 1997. Within the U.S. operations, policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional business decreased to 14.5% in the first quarter of 1998 from 16.6% during the same period in 1997. This was due primarily to new business added during 1998 which was primarily yearly renewable term products which do not have a high level of commissions associated with the premiums. The financial reinsurance business within the U.S. operations reflects fees of approximately $3.1 million paid to retrocessionaires during 1998, which represented a partial offset to the fees collected that were reflected as other revenues.

In the Canadian operations, policy acquisition costs and other insurance expenses as a percentage of net premiums decreased to 11.4% in the first quarter of 1998, from 16.8% during the same period in 1997. The decrease was primarily due to the large blocks of business added at the end of 1997 that do not have significant commission costs associated with the business. In addition, there was more reinsurance of yearly renewable term products during the second half of 1997 and first quarter of 1998 compared to the first quarter of 1997. This shift in reinsurance method resulted in fewer commissions as a percent of net premiums for the first quarter of 1998 compared to the first quarter of 1997.

Other international operations policy acquisition cost and other insurance expenses as a percentage of net premiums increased to 16.7% in the first quarter of 1998 from 14.8% during the same period in 1997. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written within the Latin American and Asia Pacific operations. In addition, the financial reinsurance business within the Asia Pacific operations reflects fees of approximately $0.6 million paid to retrocessionaires during the first quarter of 1998, which represented a partial offset to the fees collected that were reflected as other revenues.

Accident and health segment policy acquisition costs and other insurance expenses as a percentage of net premiums decreased to 27.5% in the first quarter of 1998 from 34.9% during the same period in 1997. The decrease will fluctuate resulting from changes in the mixture of business within the accident and health operations.

      Other Operating Expenses. Consolidated other operating expenses increased $4.9 million in the first quarter of 1998. The overall increase in operating expenses was attributed to planned increases associated with the ongoing growth of the Company, of which other international operations operating expenses comprised $1.8 million of the increase in the first quarter of 1998.

      Interest Expense. Consolidated interest expense during the first quarter of 1998 related to the 7 1/4% Senior Notes issued in 1996 and the financing of a portion of the Company's Australian reinsurance operations, RGA Australian Holdings Pty Limited ("Australian Holdings") and interest paid on an operating line of credit. Interest cost for the first quarter of 1998 and the first quarter of 1997 was $2.0 million and $1.9 million, respectively. Interest related to the Senior Notes was $1.9 million in the first quarter of 1998 and $1.8 million in the first quarter of 1997.

      Provision for Income Taxes. Consolidated income tax expense increased $8.8 million in the first quarter of 1998 as a result of higher pre-tax income. Income tax expense from operations before realized investment gains/(losses) and accident and health pool charge represented approximately 35.7% and 36.3% of pre-tax income for the first quarters of 1998 and 1997, respectively. The Company calculated a tax benefit of $7.6 million on the $18.0 million accident and health reserve adjustment recorded in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 1998, the Company generated $19.9 million in cash from operating activities and $311.0 million from deposits related to asset-intensive business. These increases were offset by cash used for investing of $328.1 million and dividends to stockholders of $1.5 million. The sources of funds of RGA's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

      As RGA continues its expansion efforts, management continually analyzes capital adequacy issues. RGA filed a registration statement with the Securities and Exchange Commission on May 4, 1998 to facilitate an underwritten public offering of a new class of non-voting common stock to raise gross proceeds of approximately $275 million (exclusive of a 15% over-allotment option). The new class of non-voting common stock is anticipated to be authorized at RGA's annual stockholders' meeting on May 27, 1998. The Company's intention is to use the net proceeds for general corporate purposes. Any such offering would be made only by means of a prospectus, and would be subject to the registration statement becoming effective, compliance with applicable state securities laws and favorable market conditions. This report does not constitute an offer to sell, or a solicitation of an offer to buy any shares of non-voting common stock.

      The Company has access to a $25.0 million line of credit. During the first quarter of 1998, $10.0 million was drawn upon that line. This liability is included in other liabilities on the balance sheet at March 31, 1998. The ability of RGA and Australian Holdings to make principal and interest payments, and to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of RGA's subsidiaries, the investment earnings on the undeployed debt proceeds, and the Company's ability to raise additional capital. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

INVESTMENTS

      Invested assets increased 9.3%, to $4.0 billion at March 31, 1998, compared to $3.6 billion at December 31, 1997. The increase resulted from cash deposits for stable value products of $0.2 billion for the first quarter of 1998 and positive operating cash flows. These increases were enhanced by an increase in the fair value adjustment of fixed maturities available for sale of $10.0 million. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

      At March 31, 1998, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $122.0 million.

CAUTIONARY STATEMENT

      Certain statements contained in this filing are or may be deemed to be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements relating to the Company's financial position, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves, and estimated premium declines in the accident and health operations. Because such statements are based on management's current views and assumptions, they are subject to risks and uncertainties.

      Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements (the "Cautionary Statements"), including, without limitation, (i) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (ii) material changes in mortality and claims experience, (iii) competitive factors and competitors' responses to the Company's initiatives, (iv) successful execution of the Company's entry into new markets, (v) successful development and introduction of new products, (vi) the stability of governments and economies in foreign markets,
(vii) fluctuations in U.S. and foreign interest rates and securities and real estate markets, (viii) the success of the Company's clients, including General American and its affiliates, and (ix) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries.

      Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

Readers are therefore cautioned not to place undue reliance on such forward-looking statements.

PART II - OTHER INFORMATION
---------------------------

ITEM 1
------

LEGAL PROCEEDINGS
-----------------

From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. Management does not believe that the Company is a party to any such pending litigation or arbitration that would have a material adverse effect on its future operations.

ITEM 6
------

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

(a)   See index to exhibits.

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

                                SIGNATURES
                                ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By:  /s/ A. Greig Woodring        5/6/98
                                   ------------------------------------
                                          A. Greig Woodring
                                   President & Chief Executive Officer






                                   /s/ Jack B. Lay              5/6/98
                                   ------------------------------------
                                                Jack B. Lay
                           Executive Vice President & Chief Financial Officer

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
