Form 10-Q/A
period 1998-03-31
REINSURANCE GROUP OF AMERICA INC
filed 1998-05-14
CIK 898174

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A
                              Amendment No. 1

(Mark One)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  /X/        OF THE SECURITIES EXCHANGE ACT OF 1934

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

 10.27       Restricted Stock Award to A. Greig Woodring dated January 28,
             1998

 27.1        Financial Data Schedule


                                SIGNATURES
                                ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By: /s/ Jack B. Lay             5/13/98
                                  -----------------------------------
                                             Jack B. Lay
                         Executive Vice President & Chief Financial Officer
                            (Principal Financial and Accounting Officer)