Form 10-Q
period 1998-06-30
REINSURANCE GROUP OF AMERICA INC
filed 1998-08-12
CIK 898174

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                      OR

  [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 1998:
25,240,412 SHARES

NON-VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 1998:
4,945,000 SHARES

         REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                             TABLE OF CONTENTS

       ITEM                                                            PAGE
       ----                                                            ----


                        PART I - FINANCIAL INFORMATION
                        ------------------------------
1      Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited)
       June 30, 1998 and December 31, 1997                                3

       Condensed Consolidated Statements of Income and Comprehensive
       Income (Unaudited)
       Three and six months ended June 30, 1998 and 1997                  4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
       Six months ended June 30, 1998 and 1997                            5

       Notes to Condensed Consolidated Financial
       Statements (Unaudited)                                           6-11

2      Management's Discussion and Analysis of
       Financial Condition and Results of Operations                   12-29


                     PART II - OTHER INFORMATION
                     ---------------------------

1      Legal Proceedings                                                 29

5      Other Information                                                 30

6      Exhibits and Reports on Form 8-K                                  30

       Signatures                                                        31

       Index to Exhibits                                                 32


                               REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (Unaudited)

                                                                                      June 30,        December 31,
                                                                                        1998              1997
                                                                                     ----------       ------------
                                                                                        (Dollars in thousands)
       ASSETS
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $3,092,509 and
    $2,416,308 at June 30, 1998, and December 31, 1997, respectively)                $3,218,245        $2,528,290
Mortgage loans on real estate                                                           214,076           165,452
Policy loans                                                                            477,595           480,234
Funds withheld at interest                                                              172,404           165,413
Short-term investments                                                                  263,048           277,635
Other invested assets                                                                    21,177            16,977
                                                                                     ----------        ----------
       Total investments                                                              4,366,545         3,634,001
Cash and cash equivalents                                                                26,714            37,395
Accrued investment income                                                                62,806            34,377
Premiums receivable                                                                     149,798           119,554
Funds withheld                                                                           86,667            33,957
Reinsurance ceded receivables                                                           323,456           316,156
Deferred policy acquisition costs                                                       326,411           289,842
Other reinsurance balances                                                              133,603           153,134
Other assets                                                                             61,108            55,134
                                                                                     ----------        ----------
       Total assets                                                                  $5,537,108        $4,673,550
                                                                                     ==========        ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                               $1,368,972        $1,244,541
Interest sensitive contract liabilities                                               2,452,584         1,969,270
Other policy claims and benefits                                                        384,350           344,848
Other reinsurance balances                                                              219,095           232,096
Deferred income taxes                                                                   132,958           110,763
Other liabilities                                                                       103,218           157,616
Long-term debt                                                                          108,052           106,830
                                                                                     ----------        ----------
       Total liabilities                                                              4,769,229         4,165,964
Minority interest                                                                         7,138             8,265
Commitments and contingent liabilities

Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
       shares issued or outstanding)                                                          -                 -
   Common stock (par value $.01 per share; 75,000,000 shares authorized,
       26,049,375 shares issued)                                                            261               261
   Non-voting common stock (par value $.01 per share; 20,000,000 shares
       authorized; 4,945,000 shares issued; no shares issued at December 31, 1997)           49                 -
   Additional paid in capital                                                           486,915           264,748
   Retained earnings                                                                    228,784           196,685
   Accumulated other comprehensive income                                                65,596            59,089
                                                                                     ----------        ----------
       Total stockholders' equity before treasury stock                                 781,605           520,783
   Less treasury shares held of 808,963 and 844,535 at cost at

       June 30, 1998, and December 31, 1997, respectively                               (20,864)          (21,462)
                                                                                     ----------        ----------
       Total stockholders' equity                                                       760,741           499,321
                                                                                     ----------        ----------
       Total liabilities and stockholders' equity                                    $5,537,108        $4,673,550
                                                                                     ==========        ==========

See accompanying notes to condensed consolidated financial statements.


                               REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       (Unaudited)
                                                                    Three months ended           Six months ended
                                                                         June 30,                     June 30,
                                                                  ----------------------       ----------------------
                                                                    1998          1997           1998          1997
                                                                  --------      --------       --------      --------
                                                                     (Dollars in thousands, except per share data)
REVENUES:
    Net premiums                                                  $276,535      $201,568       $546,513      $406,940
    Investment income, net of related expenses                      72,225        45,995        135,904        87,844
    Realized investment gains, net                                   1,797           532          2,719           919
    Other revenue                                                    4,101         4,836         10,655         8,991
                                                                  --------      --------       --------      --------
       Total revenues                                              354,658       252,931        695,791       504,694


BENEFITS AND EXPENSES:
    Claims and other policy benefits                               212,774       144,579        430,070       303,339
    Interest credited                                               37,845        22,404         72,357        41,526
    Accident and health pool charge                                      -             -              -        18,000
    Policy acquisition costs and other insurance expenses           57,428        47,801        104,362        88,268
    Other operating expenses                                        14,089        12,210         29,553        22,729
    Interest expense                                                 2,187         1,956          4,212         3,904
                                                                  --------      --------       --------      --------
       Total benefits and expenses                                 324,323       228,950        640,554       477,766
                                                                  --------      --------       --------      --------

       Income before income taxes and minority interest             30,335        23,981         55,237        26,928

    Provision for income taxes                                      10,957         8,757         19,797         8,756
                                                                  --------      --------       --------      --------

       Income before minority interest                              19,378        15,224         35,440        18,172

Minority interest in earnings of consolidated subsidiaries            (160)         (129)          (313)         (249)
                                                                  --------      --------       --------      --------

       Net income                                                 $ 19,218      $ 15,095       $ 35,127      $ 17,923
                                                                  ========      ========       ========      ========

       Other comprehensive income, net of taxes                       (184)       22,019          6,507         3,264
                                                                  --------      --------       --------      --------

       Comprehensive income                                       $ 19,034      $ 37,114       $ 41,634      $ 21,187
                                                                  ========      ========       ========      ========

Basic earnings per share                                          $   0.72      $   0.59       $   1.35      $   0.70
                                                                  ========      ========       ========      ========

Diluted earnings per share                                        $   0.71      $   0.59       $   1.34      $   0.70
                                                                  ========      ========       ========      ========

Weighted average number of diluted shares outstanding
    (in thousands)                                                  26,933        25,657         26,210        25,643
                                                                  ========      ========       ========      ========


See accompanying notes to condensed consolidated financial statements.


                               REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                                                            Six months ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                         1998              1997
                                                                                      ---------         ---------
                                                                                         (Dollars in thousands)
OPERATING ACTIVITIES:
   Net income                                                                         $  35,127         $  17,923
   Adjustments to reconcile net income to net cash provided by operating activities:
       Change in:
           Accrued investment income                                                    (28,460)          (21,460)
           Premiums receivable                                                          (30,846)          (20,433)
           Deferred policy acquisition costs                                            (38,516)          (26,732)
           Funds withheld                                                               (52,208)           (7,715)
           Reinsurance ceded balances                                                   (10,082)          (22,779)
           Future policy benefits, other policy claims and benefits, and
             other reinsurance balances                                                 246,929           190,207
           Deferred income taxes                                                         18,003             5,316
           Other assets and other liabilities                                           (59,696)           22,981
       Amortization of goodwill and value of business acquired                              839               630
       Amortization of net investment discounts                                          (6,617)           (5,875)
       Realized investment gains, net                                                    (2,719)             (919)
       Other, net                                                                          (936)             (181)
                                                                                      ---------         ---------
Net cash provided by operating activities                                                70,818           130,963
INVESTING ACTIVITIES:
   Sales of investments:
       Fixed maturity securities                                                        198,109           101,050
       Mortgage loans                                                                         -            25,716
   Maturities of fixed maturity securites                                                33,440           124,463
   Purchases of fixed maturity securities                                              (961,386)         (498,727)
   Cash invested in:
       Mortgage loans                                                                   (56,157)          (41,238)
       Policy loans                                                                      (6,155)                -
       Funds withheld at interest                                                        (6,989)          (28,038)
   Principal payments on:
       Mortgage loans                                                                     4,076               790
       Policy loans                                                                       8,794             1,920
   Change in short-term and other invested assets                                         1,492            25,239
                                                                                      ---------         ---------
Net cash used in investing activities                                                  (784,776)         (288,825)
FINANCING ACTIVITIES:
   Dividends to stockholders                                                             (3,028)           (2,717)
   Proceeds from stock offering                                                         221,837                 -
   Purchase of treasury stock                                                                 -            (3,097)
   Reissuance of treasury stock                                                             598               450
   Minority interest in earnings                                                            313               249
   Excess deposits on universal life and other investment type
     policies and contracts                                                             483,314           162,007
                                                                                      ---------         ---------
Net cash provided by financing activities                                               703,034           156,892
Effect of exchange rate changes                                                             243              (284)
                                                                                      ---------         ---------
Change in cash and cash equivalents                                                     (10,681)           (1,254)
Cash and cash equivalents, beginning of period                                           37,395            13,145
                                                                                      ---------         ---------
Cash and cash equivalents, end of period                                              $  26,714         $  11,891
                                                                                      =========         =========

See accompanying notes to condensed consolidated financial statements.


         REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997.

The Company has reclassified the presentation of certain prior period information to conform to the 1998 presentation.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share information):

                                                        THREE MONTHS ENDING            SIX MONTHS ENDING
                                                             JUNE 30,                      JUNE 30,
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
Numerator:
  Net income                                            $19,218        $15,095        $35,127        $17,923
  Numerator for basic earnings per share--
    income available to common stockholders              19,218         15,095         35,127         17,923
  Effect of dilutive securities                               -              -              -              -
                                                        -------        -------        -------        -------
  Numerator for diluted earnings per share--
    income available to common
    stockholders after assumed conversions              $19,218        $15,095        $35,127        $17,923
                                                        =======        =======        =======        =======


                                                         THREE MONTHS ENDING            SIX MONTHS ENDING
                                                              JUNE 30,                       JUNE 30,
                                                         1998           1997           1998           1997
                                                         ----           ----           ----           ----
Denominator:
  Denominator for basic earnings per
    share--weighted average shares                       26,632         25,459         25,925         25,463
  Effect of dilutive securities:
    Employee stock plan                                     301            198            285            180
                                                         ------         ------         ------         ------
  Denominator for diluted earnings per
    share--adjusted weighted average
    shares and assumed conversions                       26,933         25,657         26,210         25,643
                                                         ======         ======         ======         ======

  Basic earnings per share                                $0.72          $0.59          $1.35          $0.70
                                                          -----          -----          -----          -----
  Diluted earnings per share                              $0.71          $0.59          $1.34          $0.70
                                                          -----          -----          -----          -----



3.    COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The most significant items of comprehensive income are net income, the change in unrealized gains and losses on securities, and the change in foreign currency translation. Both the change in unrealized gains and losses on securities and the change in foreign currency translation historically have been reported as a component of stockholders' equity. The adoption of SFAS No. 130 does not affect results of operations or financial position, but affects their presentation and disclosure. The Company has adopted SFAS No. 130 as of January 1, 1998, and the following summaries present the components of the Company's comprehensive income, other than net income, for the three and six month periods ending June 30, 1998 and 1997 (dollars in thousands):

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1998:

===============================================================================================
                                                      BEFORE-TAX     TAX (EXPENSE)  NET-OF-TAX
                                                        AMOUNT           BENEFIT      AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation adjustments               $(2,287)          $ 800       $(1,487)

Unrealized gains on securities:

  Unrealized holding gains arising during period         3,359            (915)        2,444

  Less:  reclassification adjustment for gains
    realized in net income                               1,797            (656)        1,141
                                                       -------           -----       -------

  Net unrealized gains                                   1,562            (259)        1,303
                                                       -------           -----       -------

Other comprehensive income                             $  (725)          $ 541       $  (184)
===============================================================================================

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1998:

===============================================================================================
                                                      BEFORE-TAX   TAX (EXPENSE)    NET-OF-TAX
                                                        AMOUNT        BENEFIT          AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation adjustments               $(2,528)       $   885         $(1,643)

Unrealized gains on securities:

  Unrealized holding gains arising during period        16,540         (6,666)          9,874

  Less:  reclassification adjustment for gains
    realized in net income                               2,719           (995)          1,724
                                                       -------        -------         -------

  Net unrealized gains                                  13,821         (5,671)          8,150
                                                       -------        -------         -------

Other comprehensive income                             $11,293        $(4,786)        $ 6,507

===============================================================================================


FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1997:

===============================================================================================
                                                      BEFORE-TAX   TAX (EXPENSE)   NET-OF-TAX
                                                        AMOUNT        BENEFIT        AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation adjustments               $(1,647)      $    577       $(1,070)

Unrealized gains on securities:

  Unrealized holding gains arising during period        38,073        (14,646)       23,427

  Less:  reclassification adjustment for gains
    realized in net income                                 532           (194)          338
                                                       -------       --------       -------

    Net unrealized gains                                37,541        (14,452)       23,089
                                                       -------       --------       -------

Other comprehensive income                             $35,894       $(13,875)      $22,019
===============================================================================================

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1997:

===============================================================================================
                                                      BEFORE-TAX   TAX (EXPENSE)   NET-OF-TAX
                                                        AMOUNT        BENEFIT        AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation adjustments               $(3,394)      $ 1,188       $(2,206)

Unrealized gains on securities:

  Unrealized holding gains arising during period        10,734        (4,674)        6,060

  Less:  reclassification adjustment for gains
    realized in net income                                 919          (329)          590
                                                       -------       -------       -------

  Net unrealized gains                                   9,815        (4,345)        5,470
                                                       -------       -------       -------

Other comprehensive income                             $ 6,421       $(3,157)      $ 3,264
===============================================================================================


The following schedule reflects the change in accumulated other comprehensive income for the period ending June 30, 1998 (dollars in thousands):

=================================================================================================
                                                                                     ACCUMULATED
                                                                      UNREALIZED        OTHER
                                                       FOREIGN         GAINS ON     COMPREHENSIVE
                                                   CURRENCY ITEMS     SECURITIES       INCOME
-------------------------------------------------------------------------------------------------
Balance at December 31, 1997                           $(8,201)        $67,290        $59,089
Current period change                                   (1,643)          8,150          6,507
                                                       -------         -------        -------
Balance at June 30, 1998                               $(9,844)        $75,440        $65,596
=================================================================================================


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

5. STOCK OFFERING

In June 1998, the Company completed a public offering in which it sold 4,945,000 shares of non-voting common stock traded on the New York Stock Exchange under the symbol RGA.A. The offering was priced to the public at $47.00 per share and provided net proceeds of approximately $221.8 million.

6. DIVIDENDS AND OPTIONS

The Board of Directors of Reinsurance Group of America, Incorporated (RGA) recently declared a cash dividend of $0.07 per share of common stock. The dividend will be paid on August 28, 1998 to shareholders of record as of August 7, 1998.

In July 1998, the Board of Directors of RGA approved an additional grant of 100,000 options to non-executive management. These options are for non-voting common shares and will have similar vesting schedules as the most recent grants under the RGA Flexible Stock Plan.

Also in July, the Board of Directors of RGA approved a stock repurchase program to accumulate non-voting shares in anticipation of exercise of these options.

7. NEW ACCOUNTING STANDARDS AND DISCLOSURE REQUIREMENTS

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 15, 1997. SFAS No. 132 does not change the measurement or recognition of pension and other postretirement benefit plans, but standardizes the disclosure requirements. The adoption of this standard has no impact on the financial results of the Company.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999 and is effective for interim periods in the initial year of adoption. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect, if any, of the implementation of SFAS No. 133 on the results of operation, financial position, or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following tables reflect the net income before income taxes and minority interest for the Company's primary operational divisions (dollars in thousands):

---------------
U.S. OPERATIONS
---------------

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1998
                                                    ======================================================

                                                    TRADITIONAL           NON-TRADIITONAL          TOTAL
                                                                      ASSET-        FINANCIAL       U.S.
                                                                    INTENSIVE      REINSURANCE
                                                    ======================================================
REVENUES:
  Net premiums                                       $174,162        $   687         $    -       $174,849
  Investment income, net of related expenses           32,447         29,909              -         62,356
  Realized investment gains, net                          819            596              -          1,415
  Other revenue                                          (522)             -          3,751          3,229
                                                     -----------------------------------------------------
     Total revenues                                   206,906         31,192          3,751        241,849
BENEFITS AND EXPENSES:
  Claims and other policy benefits                    128,620          2,277              -        130,897
  Interest credited                                    11,974         25,606              -         37,580
  Policy acquisition costs and other insurance
    expenses                                           34,304          1,567          2,826         38,697
  Other operating expenses                              5,909              -              -          5,909
                                                     -----------------------------------------------------
       Total benefits and expenses                    180,807         29,450          2,826        213,083

       Income before income taxes and minority
        interest                                     $ 26,099        $ 1,742         $  925       $ 28,766
                                                     =====================================================

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1997

                                                    =======================================================

                                                    TRADITIONAL          NON-TRADIITONAL          TOTAL
                                                                      ASSET-        FINANCIAL       U.S.
                                                                    INTENSIVE      REINSURANCE
                                                    =======================================================
REVENUES:
Net premiums                                         $135,086        $     -         $    -        $135,086
  Investment income, net of related expenses           25,671         10,705              -          36,376
  Realized investment gains, net                          245            213              -             458
  Other revenue                                           (24)             -          4,416           4,392
                                                     ------------------------------------------------------
     Total revenues                                   160,978         10,918          4,416         176,312
BENEFITS AND EXPENSES:
  Claims and other policy benefits                     93,267            194              -          93,461
  Interest credited                                    12,136          9,922              -          22,058
  Policy acquisition costs and other insurance
    expenses                                           28,124            309          3,590          32,023
  Other operating expenses                              5,581              -              -           5,581
                                                     ------------------------------------------------------
       Total benefits and expenses                    139,108         10,425          3,590         153,123

       Income before income taxes and minority
        interest                                     $ 21,870        $   493         $  826        $ 23,189
                                                     ======================================================




-------------------
CANADIAN OPERATIONS
-------------------

FOR THE THREE MONTH PERIOD ENDING JUNE 30,                                1998         1997

REVENUES:
     Net premiums                                                      $24,328      $17,495
     Investment income, net of related expenses                          5,386        3,843
     Realized investment gains, net                                        381          110
     Other revenue                                                          98           (2)
                                                                       --------------------
            Total revenues                                              30,193       21,446

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                   21,216       13,609
     Interest credited                                                     216          329
     Policy acquisition costs and other insurance expenses               2,639        3,360
     Other operating expenses                                            1,597        1,474
                                                                       --------------------
          Total benefits and expenses                                   25,668       18,772

          Income before income taxes and minority interest             $ 4,525      $ 2,674
                                                                       ====================


-------------------
OTHER INTERNATIONAL
-------------------

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1998

                                           ============================================================

                                                 LATIN AMERICA        ASIA        OTHER       TOTAL
                                                                     PACIFIC     MARKETS  INTERNATIONAL
                                             Direct    Reinsurance
                                           ============================================================
REVENUES:
     Net premiums                            $12,123     $12,057     $12,953     $ 1,638     $38,771
     Investment income, net of related
      expenses                                 2,264         462         633          24       3,383
     Realized investment gains, net                -           -           1           -           1
     Other revenue                              (121)          -         592         150         621
                                           -----------------------------------------------------------
           Total revenues                     14,266      12,519      14,179       1,812      42,776

BENEFITS AND EXPENSES:
     Claims and other policy benefits         11,407      11,634       9,603       1,183      33,827
     Interest credited                            49           -           -           -          49
     Policy acquisition costs and other
      insurance expenses                       1,009         586       2,790         484       4,869
     Other operating expenses                  1,750         465       1,261       1,172       4,648
     Interest expense                              -           -         121          38         159
                                           -----------------------------------------------------------
           Total benefits and expenses        14,215      12,685      13,775       2,877      43,552

           Income / (loss) before income
            taxes and minority interest      $    51     $  (166)    $   404     $(1,065)    $  (776)
                                           ===========================================================




-------------------------------
OTHER INTERNATIONAL (continued)
-------------------------------

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1997
                                                       ===========================================================

                                                             LATIN AMERICA        ASIA        OTHER      TOTAL
                                                                                 PACIFIC     MARKETS INTERNATIONAL
                                                         Direct    Reinsurance
                                                       ===========================================================
REVENUES:
     Net premiums                                        $13,366      $6,725     $ 8,642       $ 173     $28,906
     Investment income, net of related expenses            2,906         417         601          57       3,981
     Other revenue                                            63           -           -           9          72
                                                       -----------------------------------------------------------
          Total revenues                                  16,335       7,142       9,243         239      32,959

BENEFITS AND EXPENSES:
     Claims and other policy benefits                     12,633       6,260       5,371         165      24,429
     Interest credited                                        17           -           -           -          17
     Policy acquisition costs and other insurance
      expenses                                             1,803         154       3,611          15       5,583
     Other operating expenses                              2,306         (11)      1,469         531       4,295
     Interest expense                                          -           -         123           -         123
                                                       -----------------------------------------------------------
           Total benefits and expenses                    16,759       6,403      10,574         711      34,447

           (Loss) / income before income taxes
              and minority interest                      $  (424)     $  739     $(1,331)      $(472)    $(1,488)
                                                       ===========================================================



-------------------
ACCIDENT AND HEALTH
-------------------

FOR THE THREE MONTH PERIODS ENDING JUNE 30,                                         1998                  1997

REVENUES:
     Net premiums                                                                $38,587               $20,081
     Investment income, net of related expenses                                      417                   317
     Other revenue                                                                   226                   374
                                                                                 -----------------------------
            Total revenues                                                        39,230                20,772

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                             26,834                13,080
     Policy acquisition costs and other insurance expenses                        11,223                 6,835
     Other operating expenses                                                      1,685                   551
                                                                                 -----------------------------
          Total benefits and expenses                                             39,742                20,466

           (Loss) / income before income taxes and minority interest             $  (512)              $   306
                                                                                 =============================


THREE MONTHS ENDED JUNE 30, 1998 AND 1997
-----------------------------------------

RESULTS OF OPERATIONS

      Consolidated income before income taxes and minority interest increased $6.4 million in the second quarter of 1998, compared to the same period in 1997. Diluted earnings per share were $0.71 for the second quarter of 1998 compared with $0.59 for the same period in 1997. Consolidated net income before realized capital gains and losses increased to $18.1 million in the second quarter of 1998 from $14.8 million in the same period in 1997.

      The increase in the U.S. operations income before income taxes and minority interest in the second quarter of 1998 compared to the same period in 1997 was due to increased earnings on asset-intensive business and continued growth in the traditional business, where premiums increased 29.0%. The increase in the Canadian operations income before income taxes and minority interest in the second quarter of 1998 compared to the same period in 1997 was a result of growth in premiums of 39.0% primarily for renewal business related to blocks of business added in December 1997 and more favorable mortality experience. The other international operations lost $0.8 million before income taxes and minority interest in the second quarter of 1998 compared to a $1.5 million loss in the same period in 1997. The Latin American and Asia Pacific business showed continued revenue growth. However, reserve strengthening in the Latin American business and costs associated with the development of new business in several other international markets contributed to the overall international loss. The decrease in the accident and health operations income before income taxes and minority interest in the second quarter of 1998 compared to the same period in 1997 was due primarily to the write-off of the excess of purchase price over the fair value of net assets acquired when put options for the minority interest in the accident and health subsidiaries were settled during the period.

      Net Premiums. Consolidated net premiums increased $74.9 million, or 37.2%, to $276.5 million in the second quarter of 1998, compared to $201.6 million for the same period in 1997. Renewal premiums from the existing block of business, along with new business premiums from facultative and automatic treaties contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore fluctuate from period to period.

The U.S. operations net premiums in the second quarter of 1998 increased 29.4% to $174.8 million from the same period in prior year. This was attributed to premium growth on the existing block of business and combined with strong new business premium for blocks of business added since the second quarter of 1997.

Net premiums in the Canadian operations in the second quarter of 1998 increased 39.1% to $24.3 million in 1998. New business premiums increased $0.2 million, while renewal premiums increased $6.6 million compared to the second quarter of 1997. Several of the treaties produced in December 1997 related to in force blocks of business with large renewal premiums.

The Company's other international operations reported premiums of $38.8 million for the second quarter of 1998 compared to $28.9 million for the same period in 1997. The 1998 premiums represented approximately $24.2 million from Latin America, of which approximately $12.1 million was direct premium generated in Argentina and Chile. Latin American premiums grew 20.4%, which resulted from growth in reinsurance of privatized pensions in Argentina as well as in direct universal life business in Argentina. Direct premiums from Chilean single premium annuities decreased from prior year due to less favorable market conditions in Chile during 1998. The Asia Pacific operations and other markets generated $14.6 million of premiums, an increase of 49.9% compared to the second quarter in the prior year, predominantly through the Hong Kong contact office and the subsidiary in Australia.

Accident and health operations net premiums increased 92.2% to $38.6 million in the second quarter of 1998. The increase resulted from premiums on new contracts initiated and the renewal of existing contracts in the second half of 1997. The Company estimates that 1998 accident and health premiums compared to 1997 premiums will increase as a result of the contracts executed immediately prior to the decision to exit the market. The Company currently estimates reporting approximately $110.0 million of accident and health premiums for the current year, with significantly lower levels in 1999 and beyond.

      Net Investment Income. Consolidated net investment income increased 57.0% to $72.2 million, in the second quarter of 1998 from the same period in 1997. The cost basis of fixed maturity securities increased $1.3 billion from the second quarter of 1997. The increase in invested assets was a result of an increase in operating cash flows, reinsurance transactions involving deposits for asset-intensive products from ceding companies, primarily stable value product deposits, and the proceeds from the Company's non-voting common stock offering. The Company's stable value reinsurance is assumed from General American Life Insurance Company ("General American"), which indirectly owns approximately 64% of the Company's voting common stock. The amount of future reinsurance of the stable value product is dependent on General American's claims-paying rating. Earnings credited and paid to ceding companies are included in interest credited.

      Realized Investment Gains, Net. Consolidated net realized investment gains increased $1.3 million to $1.8 million in the second quarter of 1998 from $0.5 million for the same period in the prior year. Net realized investment gains resulted from normal activity within the Company's investment portfolios.

      Other Revenue. Consolidated other revenue decreased $0.7 million in the second quarter of 1998 to $4.1 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance, treaty recapture fees as well as earnings in unconsolidated subsidiaries, management fee income, and other miscellaneous income. During the second quarter of 1998, financial reinsurance treaties in the U.S. operations resulted in $3.1 million in financial reinsurance fees which were partially offset by $2.8 million of fees paid to retrocessionaires, which is included in policy acquisition costs and other insurance expenses. The Company's strategy involves the assumption and subsequent retrocession of most of these financial reinsurance treaties which resulted in amounts of $116.4 million and $120.4 million being included in other reinsurance assets and liabilities, respectively, on the Company's consolidated balance sheets at June 30, 1998. Other revenue also included $0.7 million and $0.4 million in earnings in unconsolidated subsidiaries for the second quarter of 1998 and 1997, respectively.

      Claims and Other Policy Benefits. Consolidated claims and other policy benefits increased 47.2% to $212.8 million, in the second quarter of 1998. For the second quarter of 1998, total claims and other policy benefits represented 76.9% of total net premiums compared to 71.7% for the same period in 1997. This fluctuation was primarily a result of higher benefits and reserves in the U.S. and Canadian operations in the second quarter of 1998 compared to the same period in 1997. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.

U.S. operations claims and other policy benefits increased 40.1% in the second quarter of 1998, primarily as a result of increases from new business production and higher claims experience during such period compared to the same period in 1997. Claims and other policy benefits for traditional reinsurance, as a percentage of net premiums, increased to 73.9% in the second quarter of 1998 from 69.0% in the same period in 1997. The current quarter percentage of net premiums was comparable to the 73.6% of net premiums for the entire year ended December 31, 1997. The quarter to quarter fluctuation was primarily due to reserves established for new and renewal blocks of business as well as the timing of claims reported. Also, the percentage is affected by the timing of premium receipts.

Canadian operations claims and other policy benefits increased 55.9% in the second quarter of 1998. Claims and other policy benefits as a percentage of net premiums increased to 87.2% in the second quarter of 1998 from 77.8% in the same period in 1997. The current quarter percentage was comparable to the 89.7% for the entire year ended December 31, 1997. This increase as a percent of premiums from the same quarter of prior year was related to the 1997 in force blocks of business as well as new business. The Company will continue to monitor the appropriateness of reserve levels.

The claims and other policy benefits of the other international business in the second quarter of 1998 increased 38.5% from the same period in the prior year. Claims and other policy benefits as a percentage of net premiums increased to 87.3% from 84.5%. This increase was primarily the result of reserve and policyholder benefit increases on business from Latin American ventures and blocks of mortality risk reinsurance of $4.1 million. In addition, although direct premiums from Chilean annuities have decreased from prior year, claims and other policy benefits, specifically Chilean annuity payments have continued to increase in the normal course of business. The Asia Pacific operations reflected an increase of $4.2 million resulting primarily from business written in Australia and Japan.

Accident and health operations claims and other policy benefits increased $13.8 million in the second quarter of 1998 compared to the same period in 1997. As a percentage of net premiums, claims and other policy benefits increased to 69.5% in the second quarter of 1998 from 65.1% in the same period of 1997. The accident and health operations claims and reserves are subject to volatility due to the nature of risk covered, which is primarily accident risk. Reserves are calculated based upon current information including industry estimates for certain aviation accidents. In 1997, the Company made the decision to exit all outside-managed accident and health pools and cease marketing accident and health business and to place the operation into run-off.

      Interest credited. Consolidated interest credited increased $15.4 million in the second quarter of 1998 to $37.8 million. Interest credited represents amounts credited on the Company's asset-intensive and universal life type products. Asset-intensive products include stable value operations, bank-owned life insurance and annuity products. These products are primarily written in the U.S. operations, while the Canadian operations have a small annuity block of business and the Latin American operations have a direct universal life product in Argentina. The increase in interest credited was primarily a result of an increase of approximately $0.7 billion in deposits related to asset-intensive reinsurance since the second quarter of 1997.

      Policy Acquisition Costs and Other Insurance Expenses. Consolidated policy acquisition costs and other insurance expenses, consisting primarily of allowances, increased 20.1%, to $57.4 million in the second quarter of 1998. As a percentage of net premiums, consolidated policy acquisition costs and other insurance expenses decreased to 20.8% in the second quarter of 1998 from 23.7% during the same period in 1997. This resulted from a change in business mix from coinsurance to yearly renewable term reinsurance and the addition of larger blocks of business that do not have significant allowances. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix from period to period.

Within the U.S. operations, policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional business decreased to 19.7% in the second quarter of 1998 from 20.8% during the same period in 1997. This was due primarily to new business added during 1998 which was primarily yearly renewable term reinsurance that did not have a high level of commissions associated with the premiums. The financial reinsurance business within the U.S. operations reflects fees of approximately $2.8 million paid to retrocessionaires during 1998, representing a partial offset to the fees collected and reflected as other revenues.

In the Canadian operations, policy acquisition costs and other insurance expenses as a percentage of net premiums decreased to 10.8% in the second quarter of 1998, from 19.2% during the same period in 1997. The decrease was primarily due to the large blocks of business added at the end of 1997 that do not have significant commission costs associated with the business. In addition, there was more reinsurance of yearly renewable term products during the second half of 1997 and first six months of 1998 compared to the second quarter of 1997. This shift in reinsurance method resulted in fewer commissions as a percent of net premiums for the second quarter of 1998 compared to the second quarter of 1997.

Other international operations policy acquisition cost and other insurance expenses as a percentage of net premiums decreased to 12.6% in the second quarter of 1998 from 19.3% during the same period in 1997. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written within the Latin American and Asia Pacific operations.

Accident and health operations policy acquisition costs and other insurance expenses as a percentage of net premiums decreased to 29.1% in the second quarter of 1998 from 34.0% during the same period in 1997 resulting from changes in the mixture of business within the accident and health operations.

      Other Operating Expenses. Consolidated other operating expenses increased $1.9 million in the second quarter of 1998 from the same period in 1997. The overall increase in operating expenses was attributed to planned increases associated with the ongoing growth of the Company.

      Interest Expense. Consolidated interest expense during the second quarter of 1998 related to the 7 1/4% Senior Notes issued in 1996, the financing of a portion of the Company's Australian reinsurance operations, RGA Australian Holdings Pty Limited ("Australian Holdings") and interest paid on an operating line of credit. Interest cost for the second quarter of 1998 and the second quarter of 1997 was $2.2 million and $2.0 million, respectively. Interest expense related to the 7 1/4% Senior Notes was $1.8 million in the second quarter of 1998 and 1997, respectively.

      Provision for Income Taxes. Consolidated income tax expense increased $2.2 million in the second quarter of 1998 as a result of higher pre-tax income. Income tax expense from operations before net realized investment gains represented approximately 36.3% and 36.7% of pre-tax income for the second quarters of 1998 and 1997, respectively.

The following tables reflect the net income before income taxes and minority interest for the Company's primary operational divisions (dollars in thousands):

---------------
U.S. OPERATIONS
---------------

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1998
                                                    ==================================================
                                                    TRADITIONAL        NON-TRADITIONAL       TOTAL
                                                                     ASSET-      FINANCIAL    U.S.
                                                                   INTENSIVE    REINSURANCE
                                                    ==================================================
REVENUES:
  Net premiums                                        $354,537     $   687      $    -      $355,224
  Investment income, net of related expenses            61,205      56,646           -       117,851
  Realized investment gains, net                         1,264         837           -         2,101
  Other revenue                                           (333)          -       7,778         7,445
                                                    --------------------------------------------------
     Total revenues                                    416,673      58,170       7,778       482,621
BENEFITS AND EXPENSES:
  Claims and other policy benefits                     273,087       2,300           -       275,387
  Interest credited                                     22,597      49,220           -        71,817
  Policy acquisition costs and other insurance
    expenses                                            60,514       2,610       5,946        69,070
  Other operating expenses                              12,291           -           -        12,291
                                                    --------------------------------------------------
       Total benefits and expenses                     368,489      54,130       5,946       428,565

       Income before income taxes and minority
        interest                                      $ 48,184     $ 4,040      $1,832      $ 54,056
                                                    ==================================================

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1997

                                                    ==================================================
                                                      TRADITIONAL      NON-TRADITIONAL       TOTAL
                                                                     ASSET-      FINANCIAL    U.S.
                                                                   INTENSIVE    REINSURANCE
                                                    ==================================================
REVENUES:
Net premiums                                           $281,049     $     -      $    -     $281,049
  Investment income, net of related expenses             50,333      20,381           -       70,714
  Realized investment gains, net                            346         456           -          802
  Other revenue                                             376           -       8,056        8,432
                                                    --------------------------------------------------
     Total revenues                                     332,104      20,837       8,056      360,997
BENEFITS AND EXPENSES:
  Claims and other policy benefits                      204,276         976           -      205,252
  Interest credited                                      22,634      18,189           -       40,823
  Policy acquisition costs and other insurance
   expenses                                              52,407         573       7,005       59,985
  Other operating expenses                               10,171           -           -       10,171
                                                    --------------------------------------------------
       Total benefits and expenses                      289,488      19,738       7,005      316,231

       Income before income taxes and minority
        interest                                       $ 42,616     $ 1,099      $1,051     $ 44,766
                                                    ==================================================


-------------------
CANADIAN OPERATIONS
-------------------

FOR THE SIX MONTH PERIOD ENDING JUNE 30,                                1998                  1997

REVENUES:
     Net premiums                                                    $49,354               $36,330
     Investment income, net of related expenses                       10,544                 7,607
     Realized investment gains, net                                      617                   110
     Other revenue                                                       370                    69
                                                                     -----------------------------
            Total revenues                                            60,885                44,116

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                 44,331                28,351
     Interest credited                                                   461                   671
     Policy acquisition costs and other insurance expenses             5,494                 6,529
     Other operating expenses                                          3,400                 2,897
                                                                     -----------------------------
          Total benefits and expenses                                 53,686                38,448

          Income before income taxes and minority interest           $ 7,199               $ 5,668
                                                                     =============================



-------------------
OTHER INTERNATIONAL
-------------------
FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1998

                                                        ===========================================================

                                                            LATIN AMERICA         ASIA        OTHER       TOTAL
                                                                                 PACIFIC     MARKETS  INTERNATIONAL
                                                          Direct   Reinsurance
                                                        ===========================================================
REVENUES:
     Net premiums                                        $25,574     $25,423     $23,406     $ 2,044      $76,447
     Investment income, net of related expenses            3,847         949       1,053          61        5,910
     Realized investment gains, net                            -           -           1           -            1
     Other revenue                                           (48)          -       2,127         204        2,283
                                                        -----------------------------------------------------------
           Total revenues                                 29,373      26,372      26,587       2,309       84,641

BENEFITS AND EXPENSES:
     Claims and other policy benefits                     23,523      23,918      15,156       1,489       64,086
     Interest credited                                        79           -           -           -           79
     Policy acquisition costs and other insurance
      expenses                                             1,988         957       7,627         606       11,178
     Other operating expenses                              3,378       1,431       3,019       2,223       10,051
     Interest expense                                          -           -         221          83          304
                                                        -----------------------------------------------------------
           Total benefits and expenses                    28,968      26,306      26,023       4,401       85,698

           Income / (loss) before income taxes and
             minority interest                           $   405     $    66     $   564     $(2,092)     $(1,057)
                                                        ===========================================================



-------------------------------
OTHER INTERNATIONAL (continued)
-------------------------------

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1997

                                                        ===========================================================

                                                              LATIN AMERICA       ASIA        OTHER       TOTAL
                                                                                 PACIFIC     MARKETS  INTERNATIONAL
                                                          Direct   Reinsurance
                                                        ===========================================================
Revenues:
     Net premiums                                        $28,465     $ 9,392     $14,890     $   236     $52,983
     Investment income, net of related expenses            4,046         824         927          61       5,858
     Realized investment gains, net                            -           -          15           -          15
     Other revenue                                            77           -           -           9          86
                                                        -----------------------------------------------------------
           Total revenues                                 32,588      10,216      15,832         306      58,942

BENEFITS AND EXPENSES:
     Claims and other policy benefits                     26,516       8,368       9,287         341      44,512
     Interest credited                                        32           -           -           -          32
     Policy acquisition costs and other insurance
      expenses                                             2,903         227       5,971          55       9,156
     Other operating expenses                              3,531         520       2,949         941       7,941
     Interest expense                                          -           -         238           -         238
                                                        -----------------------------------------------------------
           Total benefits and expenses                    32,982       9,115      18,445       1,337      61,879

           (Loss) / income before income taxes and
            minority interest                            $  (394)    $ 1,101     $(2,613)    $(1,031)    $(2,937)
                                                        ===========================================================



-------------------
ACCIDENT AND HEALTH
-------------------

FOR THE SIX MONTH PERIODS ENDING JUNE 30,                               1998                  1997

REVENUES:
     Net premiums                                                    $65,488              $ 36,578
     Investment income, net of related expenses                          850                   598
     Realized investment gains, net                                        -                     3
     Other revenue                                                       557                   404
                                                                     -----------------------------
            Total revenues                                            66,895                37,583

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                 46,266                25,224
     Accident and health pool charge                                       -                18,000
     Policy acquisition costs and other insurance expenses            18,620                12,598
     Other operating expenses                                          2,471                 1,100
                                                                     -----------------------------
          Total benefits and expenses                                 67,357                56,922

           (Loss) before income taxes and minority interest          $  (462)             $(19,339)
                                                                     =============================


SIX MONTHS ENDED JUNE 30, 1998 AND 1997
---------------------------------------

RESULTS OF OPERATIONS

      Consolidated income before income taxes and minority interest increased $28.3 million in the first six months of 1998, compared to the same period in 1997. Diluted earnings per share were $1.34 for the first six months of 1998 compared with $0.70 for the same period in 1997. Consolidated net income before realized capital gains and losses increased to $33.4 million in the first six months of 1998 from $17.3 million in the same period in 1997.

      The increase in the U.S. operations income before income taxes and minority interest in the first six months of 1998 compared to the same period in 1997 was due to increased earnings from asset-intensive business and financial reinsurance business, combined with continued growth in the traditional reinsurance business, where premiums increased 26.1%. The increase in the Canadian operations income before income taxes and minority interest in the first six months of 1998 compared to the same period in 1997 was a result of growth in premiums of 39.1%, primarily for renewal business related to blocks of business added in December 1997 and more favorable mortality experience. The other international operations lost $1.1 million before income taxes and minority interest in the first six months of 1998 compared to a $2.9 million loss in 1997. Total revenues in the other international operations increased by 43.6% for the first six months of 1998 compared to the same period in 1997. This growth was offset by costs associated with the development of new business in several international markets. The accident and health operations reported a net loss of $0.5 million for the first six months of 1998 compared to a loss of $19.3 million for the same period in 1997. During the first quarter of 1997, the Company recorded an accident and health charge of $18.0 million, $10.4 million after-tax, to increase reserves associated with run-off claims from certain accident and health insurance pools in which it had formerly participated. That action was a result of management's strategic decision to exit all outside-managed accident and health pools. As of December 31, 1997, the Company made a strategic decision to cease marketing accident and health business and established reserves that it believes are sufficient to handle the run-off.

      Net Premiums. Consolidated net premiums increased $139.6 million, or 34.3%, to $546.5 million in the first six months of 1998, compared to $406.9 million for the same period in 1997. Renewal premiums from the existing block of business, along with new business premiums from facultative and automatic treaties contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore fluctuate from period to period.

The U.S. operations net premiums in the first six months of 1998 increased 26.4% to $355.2 million from the same period in prior year. This was attributed to premium growth on the existing block of business combined with strong new business premium for blocks of business added since the second quarter of 1997.

Net premiums in the Canadian operations in the first six months of 1998 increased 35.8% to $49.4 million in 1998. New business premiums decreased $1.2 million, while renewal premiums increased $14.2 million compared to the first six months of 1997. Several of the treaties produced in December 1997 related to in force blocks of business with large renewal premiums. The first year premium decline was primarily the result of unusually strong new business production in December 1996, which increased the first year premiums for the first six months of 1997.

The Company's other international operations reported premiums of $76.4 million for the first six months of 1998 compared to $53.0 million for the same period in 1997. The 1998 premiums represented approximately $51.0 million from Latin America, of which approximately $25.6 million was direct premium generated in Argentina and Chile. Latin American premiums grew 34.7%, which resulted from continued growth in direct universal life business in Argentina as well as reinsurance on privatized pensions in Argentina. Direct premiums from Chilean single premium annuities decreased from prior year due to less favorable market conditions in Chile during 1998. The Asia Pacific operations and other markets generated $25.5 million of premiums, an increase of 57.2% compared to the first six months of 1997, predominantly from the Hong Kong contact office and subsidiary in Australia.

Accident and health operations net premiums increased 79.0% to $65.5 million in the first six months of 1998. The increase resulted from premiums on new contracts initiated and the renewal of existing contracts in the second half of 1997. The Company estimates that 1998 accident and health premiums compared to 1997 premiums may increase in 1998 as a result of the contracts executed immediately prior to the decision to exit the market.

      Net Investment Income. Consolidated net investment income increased 54.7% to $135.9 million, in the first six months of 1998 from the same period in 1997. The cost basis of fixed maturity securities increased $1.3 billion from June 30, 1997. The increase in invested assets was a result of an increase in operating cash flows, reinsurance transactions involving deposits for asset-intensive products from ceding companies, primarily stable value product deposits, and the proceeds from the Company's issuance of non-voting common shares. The average earned yield on the consolidated investment portfolio decreased to 7.03% for the six months ending June 30, 1998 compared to 7.26% for the same period in 1997. This decrease in overall yield reflected the increase in assets supporting the stable value reinsurance product that are generally of a shorter duration and carry a lower average yield. This decrease in yield was also impacted by the overall decrease in interest rates. Earnings credited and paid to ceding companies are included in interest credited.

      Realized Investment Gains, Net. Consolidated net realized investment gains increased $1.8 million to $2.7 million in the first six months of 1998 from $0.9 million for the same period in the prior year. Net realized investment gains resulted from normal activity within the Company's investment portfolios.

      Other Revenue. Consolidated other revenue increased $1.7 million in the first six months of 1998 to $10.7 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance, treaty recapture fees as well as earnings in unconsolidated subsidiaries, management fee income, and other miscellaneous income. During 1998, financial reinsurance treaties in the U.S. operations resulted in $6.5 million in financial reinsurance fees which were partially offset by $5.9 million of fees paid to retrocessionaires, included in policy acquisition costs and other insurance expenses. The Asia Pacific operations completed a financial reinsurance transaction that resulted in $1.8 million in financial reinsurance fee revenue through the first six months of 1998 that was partially offset by fees paid to retrocessionaires. Other revenue also included $1.2 million and $0.7 million in earnings in unconsolidated subsidiaries for the first six months of 1998 and 1997, respectively.

      Claims and Other Policy Benefits. Consolidated claims and other policy benefits increased 41.8% to $430.1 million, in the first six months of 1998. For the first six months of 1998, total claims and other policy benefits represented 78.7% of total net premiums compared to 74.5% for the same period in 1997. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.

U.S. operations claims and other policy benefits increased 34.2% in the first six months of 1998, primarily as a result of increases from new business production and higher claims experience compared to the same period in 1997. Claims and other policy benefits as a percentage of net premiums for traditional reinsurance increased to 77.0% in the first six months of 1998 from 72.7% in the same period in 1997. This fluctuation was primarily due to reserves established for new and renewal blocks of business as well as the timing of claims reported. Also, the percentage is affected by the timing of premium receipts.

Canadian operations claims and other policy benefits increased 56.4% in the first six months of 1998. Claims and other policy benefits as a percentage of net premiums increased to 89.8%, or $44.3 million, in the first six months of 1998 from 78.0% in the same period in 1997. The increase as a percent of premiums was primarily due to the in force blocks added at the end of 1997.

The claims and other policy benefits of the other international business in the first six months of 1998 increased 44.0% from the same period in the prior year. Claims and other policy benefits as a percentage of net premiums was 83.8% for the first six months of 1998 and was comparable to the same period in 1997.

Accident and health operations claims and other policy benefits increased 83.4% in the first six months of 1998 from the same period in the prior year. The claims and other policy benefits for the first six months of 1997 do not include the $18.0 million, or $10.4 million after-tax, accident and health pool charge taken during the first quarter of 1997, which is separately disclosed on the income statement. As a percentage of net premiums, claims and other policy benefits increased to 70.6% in the first six months of 1998 from 69.0% in the same period of 1997. The accident and health operations reserves are subject to volatility due to the nature of risk covered which is primarily accident risk. Reserves are calculated based upon current information including industry estimates for certain aviation accidents.

      Interest credited. Consolidated interest credited increased $30.8 million in the first six months of 1998 to $72.4 million. Interest credited represents amounts credited on the Company's asset-intensive and universal life type products, including stable value operations, bank-owned life insurance and annuity products. The increase in interest credited was primarily a result of an increase of approximately $0.7 billion in deposits related to asset-intensive reinsurance since June 30, 1997.

      Policy Acquisition Costs and Other Insurance Expenses. Consolidated policy acquisition costs and other insurance expenses, consisting primarily of allowances, increased 18.2%, to $104.4 million in the first six months of 1998. As a percentage of net premiums, consolidated policy acquisition costs and other insurance expenses decreased to 19.1% in the first six months of 1998 from 21.7% during the same period in 1997. This resulted from a change in business mix from coinsurance to yearly renewable term reinsurance and the addition of larger blocks of business that do not have significant allowances associated with the business. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix from period to period.

Within the U.S. operations, policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional business decreased to 17.1% in the first six months of 1998 from 18.6% during the same period in 1997. This was due primarily to new business added during 1998 which was primarily yearly renewable term reinsurance that did not have a high level of commissions associated with the premiums. The financial reinsurance business within the U.S. operations reflects fees of approximately $5.9 million paid to retrocessionaires during 1998, which represented a partial offset to the fees collected that were reflected as other revenues.

In the Canadian operations, policy acquisition costs and other insurance expenses as a percentage of net premiums decreased to 11.1% in the first six months of 1998, from 18.0% during the same period in 1997. The decrease was primarily due to the decrease in commission costs associated with large blocks of business added at the end of 1997 as well as the shift in reinsurance method to yearly renewable term business.

Other international operations policy acquisition cost and other insurance expenses as a percentage of net premiums decreased to 14.6% in the first six months of 1998 from 17.3% during the same period in 1997. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written within the Latin American and Asia Pacific operations. In addition, the financial reinsurance business within the Asia Pacific operations reflects fees of approximately $0.9 million paid to retrocessionaires during the first six months of 1998, which represented a partial offset to the fees collected that were reflected as other revenues.

Accident and health segment policy acquisition costs and other insurance expenses as a percentage of net premiums decreased to 28.4% in the first six months of 1998 from 34.4% during the same period in 1997, resulting from changes in the mixture of business within the accident and health operations.

      Other Operating Expenses. Consolidated other operating expenses increased $6.8 million for the first six months of 1998 compared to the same period in 1997. The overall increase in operating expenses was attributed to planned increases associated with the ongoing growth of the Company.

      Interest Expense. Consolidated interest expense for the first six months of 1998 and 1997 was $4.2 million and $3.9 million, respectively. Interest related to the 7 1/4% Senior Notes was $3.7 million in the first six months of 1998 and 1997, respectively.

      Provision for Income Taxes. Consolidated income tax expense increased $11.0 million in the first six months of 1998 as a result of higher pre-tax income. Income tax expense from operations before net realized investment gains and accident and health pool charge represented approximately 36.0% and 36.5% of pre-tax income for the first six months of 1998 and 1997, respectively. The Company calculated a tax benefit of $7.6 million on the $18.0 million accident and health reserve adjustment recorded in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 1998, the Company generated cash of $70.8 million from operating activities, $221.8 million from the non-voting common stock offering in June 1998, and $483.3 million from deposits related to asset-intensive business. These increases were offset by cash used for investing of $784.8 million and dividends to stockholders of $3.0 million. The sources of funds of the operating subsidiaries of Reinsurance Group of America, Incorporated (RGA) consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

      As RGA continues its expansion efforts, management continually analyzes capital adequacy issues. At RGA's annual stockholders' meeting on May 27, 1998, a new class of non-voting common stock was authorized. In June, the Company completed a public offering in which it raised approximately $221.8 million. The Company will use the net proceeds for general corporate purposes.

      In addition, the Company has access to a $25.0 million line of credit. During the first six months of 1998, $15.0 million was drawn upon that line. This liability is included in other liabilities on the balance sheet at June 30, 1998. The ability of RGA and Australian Holdings to make principal and interest payments, and to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of RGA's subsidiaries, the investment earnings on the undeployed funds at RGA, and the Company's ability to raise additional capital. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

INVESTMENTS

      Invested assets increased 22.2%, to $4.4 billion at June 30, 1998, compared to $3.6 billion at December 31, 1997. The increase resulted from cash deposits for asset-intensive products of $0.5 billion for the first six months of 1998, proceeds from the issuance of non-voting common shares of $221.8 million, and positive operating cash flows. These increases were enhanced by an increase in the fair value adjustment of fixed maturities available for sale of $13.8 million. The Company has historically generated positive cash flows from operations, and expects this to continue in the future.

      At June 30, 1998, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $125.7 million.

YEAR 2000

      Many of the Company's data processing systems require modifications to enable them to process dates including the year 2000 and beyond. The Company has established a plan to address the Year 2000 issue and that work is progressing on schedule. The Company also relies on information from external parties such as ceding companies and retrocessionaires. The Company could be adversely affected by those companies' compliance efforts, if any, with the Year 2000 issue over which the Company has no direct control. The Company is currently working with its clients to identify their Year 2000 compliance positions and will follow-up with clients on potential interface problems. It is anticipated that testing and resolution will be completed according to the Company's plan. During the years of 1998 and 1999, the Company expects to direct certain internal and external resources to the Year 2000 effort. The Company does not believe the net effect of these efforts will materially affect the Company's consolidated financial statements during the 1998 and 1999 period.

CAUTIONARY STATEMENT

      Certain statements contained in this filing are or may be deemed to be "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements relating to the Company's financial position, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves, estimated premium levels in the accident and health operations, and Year 2000 compliance. Because such statements are based on management's current views and assumptions, they are subject to risks and uncertainties.

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

ITEM 1      LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. Management does not believe that the Company is a party to any such pending litigation or arbitration that would have a material adverse effect on its future operations.

ITEM 5     OTHER INFORMATION

The Securities Exchange Act Rule 14a-8 permits shareholders to submit proposals to be included in the Company's proxy statement for the annual meeting of the shareholders. The Company must consider including a proposal in the proxy statement if the Company receives notice of the proposal at least 120 days prior to the corresponding date of the Company's proxy statement for the previous year's annual meeting. Shareholder proposals submitted outside the processes of Rule 14a-8 must be submitted to the Company by March 15, 1999.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(a)   See index to exhibits.

(b)   No reports on Form 8-K were filed during the three months ended June
      30, 1998.

                              SIGNATURES
                              ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By:  /s/ A. Greig Woodring        8/11/98
                                   ------------------------------------
                                             A. Greig Woodring
                                   President & Chief Executive Officer
                                       (Principal Executive Officer)






                                   /s/ Jack B. Lay              8/11/98
                                   ------------------------------------
                                                Jack B. Lay
                             Executive Vice President & Chief Financial Officer
                                (Principal Financial and Accounting Officer)

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
