Form 10-Q
period 1998-09-30
REINSURANCE GROUP OF AMERICA INC
filed 1998-11-13
CIK 898174

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)
   /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 1998:
25,243,612 SHARES NON-VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 1998: 4,945,000 SHARES


                   REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                     TABLE OF CONTENTS


      ITEM                                                                       PAGE
      ----                                                                       ----


                                 PART I - FINANCIAL INFORMATION
                                 ------------------------------

1     Financial Statements

      Condensed Consolidated Balance Sheets
      September 30, 1998 (Unaudited) and December 31, 1997                         3

      Condensed Consolidated Statements of Income and Comprehensive
      Income (Unaudited)
      Three and nine months ended September 30, 1998 and 1997                      4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Nine months ended September 30, 1998 and 1997                                5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                                      6-11

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                              12-30


                                 PART II - OTHER INFORMATION
                                 ---------------------------

1     Legal Proceedings                                                            30

5     Other Information                                                            30

6     Exhibits and Reports on Form 8-K                                             30

      Signatures                                                                   31

      Index to Exhibits                                                            32


                              REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                                                     September 30,       December 31,
                                                                                         1998               1997
                                                                                     -------------       ------------
                                                                                          (Dollars in thousands)
      ASSETS
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $3,406,589 and
      $2,416,308 at September 30, 1998, and December 31, 1997, respectively)         $3,547,717           $2,528,290
Mortgage loans on real estate                                                           213,717              165,452
Policy loans                                                                            471,637              480,234
Funds withheld at interest                                                              185,517              165,413
Short-term investments                                                                  152,051              277,635
Other invested assets                                                                    21,833               16,977
                                                                                     ----------           ----------
      Total investments                                                               4,592,472            3,634,001
Cash and cash equivalents                                                                24,485               37,395
Accrued investment income                                                                67,922               34,377
Premiums receivable                                                                     193,685              119,554
Funds withheld                                                                          103,209               33,957
Reinsurance ceded receivables                                                           279,425              316,156
Deferred policy acquisition costs                                                       337,351              289,842
Other reinsurance balances                                                              205,581              153,134
Other assets                                                                             42,326               55,134
                                                                                     ----------           ----------
      Total assets                                                                   $5,846,456           $4,673,550
                                                                                     ==========           ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                               $1,376,011           $1,244,541
Interest sensitive contract liabilities                                               2,664,109            1,969,270
Other policy claims and benefits                                                        404,899              344,848
Other reinsurance balances                                                              238,727              232,096
Deferred income taxes                                                                   141,035              110,763
Other liabilities                                                                       121,847              157,616
Long-term debt                                                                          107,695              106,830
                                                                                     ----------           ----------
      Total liabilities                                                               5,054,323            4,165,964
Minority interest                                                                         7,436                8,265
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                         -                    -
   Common stock (par value $.01 per share; 75,000,000 shares authorized,
      26,049,375 shares issued)                                                             261                  261
   Non-voting common stock (par value $.01 per share; 20,000,000 shares
      authorized; 4,945,000 shares issued; no shares issued at December 31, 1997)            49                  -
   Additional paid in capital                                                           486,906              264,748
   Retained earnings                                                                    247,327              196,685
   Accumulated other comprehensive income                                                70,989               59,089
                                                                                     ----------           ----------
      Total stockholders' equity before treasury stock                                  805,532              520,783
   Less treasury shares held of 805,763 and 844,535 at cost at
      September 30, 1998, and December 31, 1997, respectively                           (20,835)             (21,462)
                                                                                     ----------           ----------
      Total stockholders' equity                                                        784,697              499,321
                                                                                     ----------           ----------
      Total liabilities and stockholders' equity                                     $5,846,456           $4,673,550
                                                                                     ==========           ==========
See accompanying notes to condensed consolidated financial statements.



                              REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                      (Unaudited)

                                                                    Three months ended             Nine months ended
                                                                       September 30,                 September 30,
                                                                  -----------------------       -----------------------
                                                                    1998           1997            1998         1997
                                                                  --------       --------       ----------    ---------
                                                                      (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                                   $276,371       $197,910       $  822,884     $604,850
   Investment income, net of related expenses                       71,702         46,532          207,606      134,376
   Realized investment gains (losses), net                             639           (353)           3,358          566
   Other revenue                                                     6,938          4,938           17,593       13,929
                                                                  --------       --------       ----------     --------
      Total revenues                                               355,650        249,027        1,051,441      753,721

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                200,505        143,870          630,575      447,209
   Interest credited                                                38,821         21,668          111,178       63,194
   Accident and health pool charge                                     -              -                -         18,000
   Policy acquisition costs and other insurance expenses            66,508         46,440          170,870      134,708
   Other operating expenses                                         15,015         12,797           44,568       35,526
   Interest expense                                                  2,228          1,949            6,440        5,853
                                                                  --------       --------       ----------     --------
      Total benefits and expenses                                  323,077        226,724          963,631      704,490
                                                                  --------       --------       ----------     --------

      Income before income taxes and minority interest              32,573         22,303           87,810       49,231

   Provision for income taxes                                       11,765          7,797           31,563       16,553
                                                                  --------       --------       ----------     --------

      Income before minority interest                               20,808         14,506           56,247       32,678

Minority interest in earnings of consolidated subsidiaries            (151)          (134)            (464)        (383)
                                                                  --------       --------       ----------     --------

      Net income                                                  $ 20,657       $ 14,372       $   55,783     $ 32,295
                                                                  ========       ========       ==========     ========

      Other comprehensive income, net of taxes                       5,393         23,857           11,900       27,120
                                                                  --------       --------       ----------     --------

      Comprehensive income                                        $ 26,050       $ 38,229       $   67,683     $ 59,415
                                                                  ========       ========       ==========     ========


Basic earnings per share                                          $   0.68       $   0.57       $     2.04     $   1.27
                                                                  ========       ========       ==========     ========

Diluted earnings per share                                        $   0.68       $   0.56       $     2.01     $   1.26
                                                                  ========       ========       ==========     ========
Weighted average number of diluted shares outstanding
   (in thousands)                                                   30,525         25,618           27,649       25,635
                                                                  ========       ========       ==========     ========

See accompanying notes to condensed consolidated financial statements.



                              REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)


                                                                                           Nine months ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                       1998                 1997
                                                                                    -----------          -----------
                                                                                         (Dollars in thousands)

OPERATING ACTIVITIES:
   Net income                                                                       $    55,783          $    32,295
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                                      (33,617)             (28,391)
         Premiums receivable                                                            (75,846)             (66,382)
         Deferred policy acquisition costs                                              (52,111)             (42,560)
         Funds withheld                                                                 (69,046)              (6,102)
         Reinsurance ceded balances                                                      28,977                7,283
         Future policy benefits, other policy claims and benefits, and
           other reinsurance balances                                                   245,705              236,065
         Deferred income taxes                                                           24,041                9,665
         Other assets and other liabilities                                             (23,597)              37,906
      Amortization of goodwill and value of business acquired                             1,171                  973
      Amortization of net investment discounts                                          (11,327)             (10,277)
      Realized investment gains, net                                                     (3,358)                (566)
      Other, net                                                                            (11)                (558)
                                                                                    -----------          -----------
Net cash provided by operating activities                                                86,764              169,351
INVESTING ACTIVITIES:
   Sales of investments:
      Fixed maturity securities                                                         307,622              245,341
      Mortgage loans                                                                        -                 28,178
   Maturities of fixed maturity securites                                                32,252              177,989
   Purchases of fixed maturity securities                                            (1,399,701)          (1,003,293)
   Cash invested in:
      Mortgage loans                                                                    (63,516)             (81,135)
      Policy loans                                                                       (6,155)              (5,797)
      Funds withheld at interest                                                        (20,104)             (21,521)
   Principal payments on:
      Mortgage loans                                                                      7,914                1,060
      Policy loans                                                                       14,752                3,158
   Change in short-term and other invested assets                                       113,532                7,571
                                                                                    -----------          -----------
Net cash used in investing activities                                                (1,013,404)            (648,449)
FINANCING ACTIVITIES:
   Dividends to stockholders                                                             (5,141)              (4,242)
   Proceeds from stock offering                                                         221,837                  -
   Purchase of treasury stock                                                               -                 (8,740)
   Reissuance of treasury stock                                                             627                  907
   Minority interest in earnings                                                            464                  383
   Excess deposits on universal life and other investment type
    policies and contracts                                                              694,839              494,759
   Proceeds from long-term debt issuance                                                    -                  1,906
                                                                                    -----------          -----------
Net cash provided by financing activities                                               912,626              484,973
Effect of exchange rate changes                                                           1,104                 (591)
                                                                                    -----------          -----------
Change in cash and cash equivalents                                                     (12,910)               5,284
Cash and cash equivalents, beginning of period                                           37,395               13,145
                                                                                    -----------          -----------
Cash and cash equivalents, end of period                                            $    24,485          $    18,429
                                                                                    ===========          ===========

See accompanying notes to condensed consolidated financial statements.


          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1997.

The Company has reclassified the presentation of certain prior period information to conform to the 1998 presentation.

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share information):


                                                      THREE MONTHS ENDING              NINE MONTHS ENDING
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                      1998           1997              1998           1997
                                                      ----           ----              ----           ----
Numerator:
   Net income                                        $20,657        $14,372          $55,783        $32,295
   Numerator for basic earnings per share--
     income available to common stockholders          20,657         14,372           55,783         32,295
   Effect of dilutive securities                         -              -                -              -
                                                     -------        -------          -------        -------
   Numerator for diluted earnings per share--
     income available to common stockholders
     after assumed conversions                       $20,657        $14,372          $55,783        $32,295
                                                     =======        =======          =======        =======


                                                      THREE MONTHS ENDING              NINE MONTHS ENDING
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                      1998           1997              1998           1997
                                                      ----           ----              ----           ----

Denominator:
   Denominator for basic earnings per share--
     weighted average shares                          30,186         25,383           27,346         25,437
   Effect of dilutive securities:
      Employee stock plan                                339            234              303            198
                                                     -------        -------          -------        -------
   Denominator for diluted earnings per share--
     adjusted weighted average shares and assumed
     conversions                                      30,525         25,618           27,649         25,635
                                                     =======        =======          =======        =======

   Basic earnings per share                          $  0.68        $  0.57          $  2.04        $  1.27
                                                     -------        -------          -------        -------
   Diluted earnings per share                        $  0.68        $  0.56          $  2.01        $  1.26
                                                     -------        -------          -------        -------


3.    COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," effective for years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The most significant items of comprehensive income are net income, the change in unrealized gains and losses on securities, and the change in foreign currency translation. Both the change in unrealized gains and losses on securities and the change in foreign currency translation historically have been reported as a component of stockholders' equity. The adoption of SFAS No. 130 does not affect results of operations or financial position, but affects their presentation and disclosure. The Company has adopted SFAS No. 130 as of January 1, 1998, and the following summaries present the components of the Company's comprehensive income, other than net income, for the three and nine month periods ending September 30, 1998 and 1997 (dollars in thousands):


FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1998:

===============================================================================================
                                         BEFORE-TAX        TAX (EXPENSE)       NET-OF-TAX
                                           AMOUNT             BENEFIT            AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments                            $(8,012)            $ 2,804           $(5,208)

Unrealized gains on securities:

   Unrealized holding gains
      arising during period                17,080              (6,064)           11,016

   Less:  reclassification
      adjustment for gains
      realized in net income                  639                (224)              415
                                          -------             -------           -------
   Net unrealized gains                    16,441              (5,840)           10,601
                                          -------             -------           -------

Other comprehensive income                $ 8,429             $(3,036)          $ 5,393
===============================================================================================


FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1998:

===============================================================================================
                                         BEFORE-TAX        TAX (EXPENSE)       NET-OF-TAX
                                           AMOUNT             BENEFIT             AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments                           $(10,540)           $  3,689           $(6,851)

Unrealized gains on securities:

   Unrealized holding gains
      arising during period                33,620             (12,730)           20,890

   Less:  reclassification
      adjustment for gains
      realized in net income                3,358              (1,219)            2,139
                                         --------            --------           -------
   Net unrealized gains                    30,262             (11,511)           18,751
                                         --------            --------           -------
Other comprehensive income               $ 19,722            $ (7,822)          $11,900
===============================================================================================




FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997:

===============================================================================================
                                         BEFORE-TAX        TAX (EXPENSE)       NET-OF-TAX
                                           AMOUNT             BENEFIT            AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments                            $(1,308)           $    458           $  (850)

Unrealized gains on securities:

   Unrealized holding gains
      arising during period                40,253             (15,775)           24,478

   Less:  reclassification
      adjustment for (losses)
      realized in net income                 (353)                124              (229)
                                          -------            --------           -------
   Net unrealized gains                    40,606             (15,899)           24,707
                                          -------            --------           -------
Other comprehensive income                $39,298            $(15,441)          $23,857
===============================================================================================


FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1997:

===============================================================================================
                                         BEFORE-TAX        TAX (EXPENSE)       NET-OF-TAX
                                           AMOUNT             BENEFIT            AMOUNT
-----------------------------------------------------------------------------------------------
Foreign currency translation
   adjustments                            $(4,702)           $  1,646           $(3,056)

Unrealized gains on securities:

   Unrealized holding gains
      arising during period                50,987             (20,451)           30,536

   Less:  reclassification
      adjustment for gains
      realized in net income                  566                (206)              360
                                          -------            --------           -------
   Net unrealized gains                    50,421             (20,245)           30,176
                                          -------            --------           -------
Other comprehensive income                $45,719            $(18,599)          $27,120
===============================================================================================


The following schedule reflects the change in accumulated other comprehensive income for the period ending September 30, 1998 (dollars in thousands):


===============================================================================================
                                                                              ACCUMULATED
                                                             UNREALIZED          OTHER
                                          FOREIGN             GAINS ON       COMPREHENSIVE
                                       CURRENCY ITEMS        SECURITIES          INCOME
-----------------------------------------------------------------------------------------------
Balance at December 31, 1997             $ (8,201)            $67,290           $59,089

Current period change                      (6,851)             18,751            11,900
                                         --------             -------           -------
Balance at September 30, 1998            $(15,052)            $86,041           $70,989
===============================================================================================

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

5.    STOCK OFFERING

In June 1998, Reinsurance Group of America, Incorporated (RGA) completed a public offering in which it sold 4,945,000 shares of non-voting common stock traded on the New York Stock Exchange under the symbol RGA.A. The offering was priced to the public at $47.00 per share and provided net proceeds of approximately $221.8 million.

6.    DIVIDENDS AND OPTIONS

In July 1998, the Board of Directors of RGA approved an additional grant of 89,000 options to non-executive management. These options are for non-voting common shares and will have similar vesting schedules as the most recent grants under the RGA Flexible Stock Plan.

Also in July, the Board of Directors of RGA approved a stock repurchase program to accumulate non-voting shares in anticipation of exercise of these options. No shares have been repurchased at September 30, 1998 pursuant to this program.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following tables reflect the net income before income taxes and minority interest for the Company's primary operational divisions (dollars in thousands):


*****************
*               *
*U.S. OPERATIONS*
*****************


FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1998

                                                            =====================================================
                                                            TRADITIONAL          NON-TRADITIONAL          TOTAL
                                                                             ASSET-        FINANCIAL       U.S.
                                                                           INTENSIVE      REINSURANCE
                                                            =====================================================
REVENUES:
   Net premiums                                             $160,424        $   327         $  -         $160,751
   Investment income, net of related expenses                 28,755         32,691            -           61,446
   Realized investment gains, net                                453            144            -              597
   Other revenue                                                  40            -            5,883          5,923
                                                            -----------------------------------------------------
      Total revenues                                         189,672         33,162          5,883        228,717
BENEFITS AND EXPENSES:
   Claims and other policy benefits                          117,964            552            -          118,516
   Interest credited                                          10,467         28,101            -           38,568
   Policy acquisition costs and other insurance
      expenses                                                26,207          1,894          3,906         32,007
   Other operating expenses                                    6,842            -              -            6,842
                                                            -----------------------------------------------------
      Total benefits and expenses                            161,480         30,547          3,906        195,933

      Income before income taxes and minority
         interest                                           $ 28,192        $ 2,615         $1,977       $ 32,784
                                                            =====================================================
FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                                                            =====================================================
                                                            TRADITIONAL          NON-TRADITIONAL          TOTAL
                                                                              ASSET-       FINANCIAL       U.S.
                                                                            INTENSIVE     REINSURANCE
                                                            =====================================================
REVENUES:
Net premiums                                                $137,201        $   -           $  -         $137,201
   Investment income, net of related expenses                 22,578         15,408            -           37,986
   Realized investment gains (losses), net                     1,480         (1,847)           -             (367)
   Other revenue                                                (399)           -            5,262          4,863
                                                            -----------------------------------------------------
      Total revenues                                         160,860         13,561          5,262        179,683
BENEFITS AND EXPENSES:
   Claims and other policy benefits                           94,020          1,308            -           95,328
   Interest credited                                           8,935         12,388            -           21,323
   Policy acquisition costs and other insurance
      expenses                                                28,074            657          3,746         32,477
   Other operating expenses                                    4,858            -              -            4,858
                                                            -----------------------------------------------------
      Total benefits and expenses                            135,887         14,353          3,746        153,986

      Income before income taxes and minority
         interest                                           $ 24,973        $  (792)        $1,516        $25,697
                                                            =====================================================


*********************
*                   *
*CANADIAN OPERATIONS*
*********************

FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30,                      1998              1997

REVENUES:
   Net premiums                                                    $25,704           $17,640
   Investment income, net of related expenses                        5,886             3,934
   Realized investment gains, net                                      -                 -
   Other revenue                                                       (31)              134
                                                                   -------------------------
      Total revenues                                                31,559            21,708

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                 25,063            17,021
   Interest credited                                                   216               323
   Policy acquisition costs and other insurance expenses             3,714             1,899
   Other operating expenses                                          1,424             1,542
                                                                   -------------------------
      Total benefits and expenses                                   30,417            20,785

      Income before income taxes and minority interest             $ 1,142           $   923
                                                                   =========================


*********************
*                   *
*OTHER INTERNATIONAL*
*********************


FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1998

                                                     ==========================================================
                                                           LATIN AMERICA         ASIA        OTHER       TOTAL
                                                                                PACIFIC     MARKETS
                                                      Direct     Reinsurance
                                                     ==========================================================
REVENUES:
   Net premiums                                      $ 9,498      $11,612       $14,224     $2,538      $37,872
   Investment income, net of related expenses            829          429           465         49        1,772
   Realized investment gains, net                        -            -             -           42           42
   Other revenue                                         228          -             349        104          681
                                                     ----------------------------------------------------------
      Total revenues                                  10,555       12,041        15,038      2,733       40,367

BENEFITS AND EXPENSES:
   Claims and other policy benefits                    7,127        9,794         6,513      1,598       25,032
   Interest credited                                      37          -             -          -             37
   Policy acquisition costs and other
      insurance expenses                               1,035          554         6,685        814        9,088
   Other operating expenses                            2,154          653         1,569      1,250        5,626
   Interest expense                                      -            -             115         70          185
                                                     ----------------------------------------------------------
      Total benefits and expenses                     10,353       11,001        14,882      3,732       39,968

      Income / (loss) before income
         taxes and minority interest                 $   202      $ 1,040       $   156     $ (999)     $   399
                                                     ==========================================================

*********************************
*                               *
*OTHER INTERNATIONAL (CONTINUED)*
*********************************

FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1997


                                                     ==========================================================
                                                          LATIN AMERICA          ASIA        OTHER       TOTAL
                                                                                PACIFIC     MARKETS
                                                      Direct    Reinsurance
                                                     ==========================================================
REVENUES:
   Net premiums                                       $5,701       $4,640       $ 9,705      $  986     $21,032
   Investment income, net of related expenses            747        1,710           328         216       3,001
   Realized investment (losses), net                     -            -              (1)        -            (1)
   Other revenue                                          14           30           -             4          48
                                                     ----------------------------------------------------------
         Total revenues                                6,462        6,380        10,032       1,206      24,080

BENEFITS AND EXPENSES:
   Claims and other policy benefits                    5,039        3,587         6,017         315      14,958
   Interest credited                                      22          -             -           -            22
   Policy acquisition costs and other
      insurance expenses                                 800        1,115         3,176         148       5,239
   Other operating expenses                              146        2,584         1,690       1,289       5,709
   Interest expense                                      -            -             116         -           116
                                                     ----------------------------------------------------------
         Total benefits and expenses                   6,007        7,286        10,999       1,752      26,044

         Income / (loss) before income
            taxes and minority interest               $  455       $ (906)      $  (967)     $ (546)    $(1,964)
                                                     ==========================================================

*********************
*                   *
*ACCIDENT AND HEALTH*
*********************

FOR THE THREE MONTH PERIODS ENDING SEPTEMBER 30,                       1998               1997

REVENUES:
   Net premiums                                                      $52,044            $22,037
   Investment income, net of related expenses                            576                346
   Realized investment (losses), net                                     -                  (22)
   Other revenue                                                         365               (107)
                                                                     --------------------------
      Total revenues                                                  52,985             22,254
                                                                     --------------------------

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                   31,894             16,563
   Policy acquisition costs and other insurance expenses              21,684              6,685
   Other operating expenses                                              921                716
                                                                     --------------------------
      Total benefits and expenses                                     54,499             23,964
                                                                     --------------------------
      (Loss) / income before income taxes and minority interest      $(1,514)           $(1,710)
                                                                     ==========================


THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

RESULTS OF OPERATIONS
---------------------

      Consolidated income before income taxes and minority interest increased $10.3 million in the third quarter of 1998, compared to the same period in 1997. Diluted earnings per share were $0.68 for the third quarter of 1998 compared with $0.56 for the same period in 1997. Consolidated net income before realized capital gains and losses increased to $20.2 million in the third quarter of 1998 from $14.6 million in the same period in 1997.

      The increase in the U.S. operations income before income taxes and minority interest in the third quarter of 1998 compared to the same period in 1997 was due to increased earnings on asset-intensive business and continued growth in the traditional business, where premiums increased 16.9%. The increase in the Canadian operations income before income taxes and minority interest in the third quarter of 1998 compared to the same period in 1997 was a result of growth in premiums of 45.7%, which more than offset unfavorable mortality experience in the quarter. The other international operations reported income of $0.4 million before income taxes and minority interest in the third quarter of 1998 compared to a $2.0 million loss in the same period in 1997. The Latin America and Asia Pacific business showed continued revenue growth. In addition during 1998, mortality experience improved for the Latin American direct business compared to the same period in prior year. The accident and health operations reported a loss of $1.5 million before income taxes and minority interest in the third quarter of 1998 compared to a loss of $1.7 million for the same period in 1997.

      Net Premiums. Consolidated net premiums increased $78.5 million, or 39.6%, to $276.4 million in the third quarter of 1998, compared to $197.9 million for the same period in 1997. Growth from new in force blocks of business, renewal premiums from the existing block of business, and new business premiums from facultative and automatic treaties, contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore fluctuate from period to period.

The U.S. operations net premiums in the third quarter of 1998 increased 17.2% to $160.8 million from the same period in prior year. This was attributed to continued premium growth resulting from strong production from new in force blocks of business as well as renewal premiums from the existing blocks of business.

Net premiums in the Canadian operations in the third quarter of 1998 increased 45.7% to $25.7 million in 1998. New business premiums increased $2.0 million, while renewal premiums increased $6.1 million compared to the third quarter of 1997. The increase in renewal premiums was the result of several treaties produced in December 1997 related to in force blocks of business with large renewal premiums.

The Company's other international operations reported premiums of $37.9 million for the third quarter of 1998 compared to $21.0 million for the same period in 1997. The 1998 premiums represented approximately $21.1 million from Latin America, of which approximately $9.5 million was direct premium generated in Argentina and Chile. Latin America premiums doubled compared to the same period in 1997. The increase resulted primarily from growth in reinsurance of privatized pensions in Argentina, as well as reinsurance from other Latin American markets although direct premiums from Chilean single premium immediate annuities decreased from prior year due to less favorable market conditions in Chile during 1998. The Asia Pacific operations and other markets generated $14.2 million of premiums, an increase of 46.6% compared to the third quarter in the prior year, predominantly through the Hong Kong contact office and the subsidiary in Australia.

Accident and health operations net premiums increased $30.0 million to $52.0 million in the third quarter of 1998. The increase primarily resulted from premiums on contracts signed or renewed in 1997. The Company estimates that 1998 accident and health premiums will increase for the current year, with significantly lower levels in 1999 and beyond.

      Net Investment Income. Consolidated net investment income increased 54.1%, to $71.7 million, in the third quarter of 1998 from the same period in 1997. The cost basis of fixed maturity securities increased $1.3 billion from the third quarter of 1997. The increase in invested assets was a result of an increase in operating cash flows on traditional reinsurance; reinsurance transactions involving deposits for asset-intensive products from ceding companies, primarily stable value product deposits; and the proceeds from the Company's non-voting common stock offering during the second quarter of 1998. The Company's stable value reinsurance is assumed from General American Life Insurance Company ("General American"), which indirectly owns approximately 64% of the Company's voting common stock. The amount of future reinsurance of the stable value product is dependent on General American's claims-paying rating. Earnings credited and paid to ceding companies are included in interest credited.

      Realized Investment Gains, Net. Consolidated net realized investment gains increased $1.0 million to $0.6 million in the third quarter of 1998 from the same period in the prior year. Net realized investment gains resulted from normal restructuring activity within the Company's investment portfolios.

      Other Revenue. Consolidated other revenue increased $2.0 million in the third quarter of 1998 to $6.9 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance, treaty recapture fees, earnings in unconsolidated subsidiaries, management fee income, and other miscellaneous income. During the third quarter of 1998, financial reinsurance treaties in the U.S. operations resulted in $4.2 million in financial reinsurance fees which were partially offset by $3.9 million of fees paid to retrocessionaires, which is included in policy acquisition costs and other insurance expenses. The Company's strategy involves the assumption and subsequent retrocession of most of these financial reinsurance treaties, and resulted in amounts of $116.7 million and $128.4 million being included in other reinsurance assets and liabilities, respectively, on the Company's consolidated balance sheets at September 30, 1998.

Balances resulting from the assumption and/or subsequent transfer of benefits and obligations resulting from cash flows related to variable annuities have been classified as other reinsurance balance assets and/or liabilities. Other revenue also included $1.7 million and $1.1 million in earnings in unconsolidated subsidiaries for the third quarter of 1998 and 1997, respectively.

      Claims and Other Policy Benefits. Consolidated claims and other policy benefits increased 39.4% to $200.5 million, in the third quarter of 1998.
For the third quarter of 1998, total claims and other policy benefits represented 72.5% of total net premiums compared to 72.7% for the same period in 1997. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.

U.S. operations claims and other policy benefits increased 24.3% in the third quarter of 1998, primarily as a result of growth of the business in force. Claims and other policy benefits for traditional reinsurance, as a percentage of net premiums, increased to 73.5% in the third quarter of 1998 from 68.5% in the same period in 1997. As a percentage of net premiums, the current quarter was comparable to the 73.2% of net premiums for the entire year ended December 31, 1997. The quarter to quarter fluctuation was primarily due to reserves established for new and renewal blocks of business. Additionally, this percentage is affected by the timing of premium receipts and claims reported from client companies.

Canadian operations claims and other policy benefits increased 47.2% in the third quarter of 1998. Claims and other policy benefits as a percentage of net premiums increased to 97.5% in the third quarter of 1998 from 96.5% in the same period in 1997, resulting primarily from mortality experience fluctuations.

The claims and other policy benefits of the other international business increased 67.3% in the third quarter of 1998 from the same period in the prior year. Claims and other policy benefits as a percentage of net premiums decreased to 66.1% from 71.1%. This fluctuation was primarily the result of decreases in reserves and policyholder benefits on business from Latin American direct companies and Asia Pacific business. This percentage will fluctuate as new business is added and the operation develops.

Accident and health operations claims and other policy benefits increased $15.3 million in the third quarter of 1998 compared to the same period in 1997. The accident and health operations claims and reserves are subject to volatility due to the nature of risk covered, which is primarily accident risk. Reserves are calculated based upon information available, including industry estimates for certain aviation accidents. In 1997, the Company made the decision to exit all outside-managed accident and health pools, to cease marketing accident and health business, and to place the operation into run-off.

      Interest credited. Consolidated interest credited increased $17.2 million in the third quarter of 1998 to $38.8 million. Interest credited represents amounts credited on the Company's asset-intensive and universal life type products. Asset-intensive products include stable value operations, bank-owned life insurance and annuity products. These products are primarily written in the U.S. operations, while the Canadian operations have a small annuity block of business and the Latin American operations have a direct universal life product in Argentina. The increase in interest credited was primarily a result of an increase of $602.8 million in deposits related to asset-intensive reinsurance since the third quarter of 1997.

      Policy Acquisition Costs and Other Insurance Expenses. Consolidated policy acquisition costs and other insurance expenses, consisting primarily of allowances, increased 43.2%, to $66.5 million in the third quarter of 1998. As a percentage of net premiums, consolidated policy acquisition costs and other insurance expenses increased to 24.1% in the third quarter of 1998 from 23.5% during the same period in 1997. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix from period to period.

Within the U.S. operations, policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional business decreased to 16.3% in the third quarter of 1998 from 20.5% during the same period in 1997. This was due primarily to new business added during 1998 which was primarily yearly renewable term reinsurance that did not have a high level of commissions associated with the premiums. The financial reinsurance business within the U.S. operations reflects fees of approximately $3.9 million paid to retrocessionaires during 1998, representing a partial offset to the fees collected and reflected as other revenues.

In the Canadian operations, policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 14.4% in the third quarter of 1998, from 10.8% during the same period in 1997. The increase was primarily due to processing new business during the current quarter that resulted in higher commissions as a percent of net premiums, as this business has high first year commissions. During the same period in 1997, the policy acquisition costs and other insurance expenses as a percentage of net premiums was lower as a larger amount of yearly renewable term products were reinsured that do not have significant commission costs associated with the business.

Other international operations policy acquisition cost and other insurance expenses as a percentage of net premiums remained fairly level at 24.0% in the third quarter of 1998 compared to 24.9% during the same period in 1997. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written within the Latin American and Asia Pacific operations.

Accident and health operations policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 41.7% in the third quarter of 1998 from 30.3% during the same period in 1997 resulting from changes in the mixture of business within the accident and health operations.

      Other Operating Expenses. Consolidated other operating expenses increased $2.2 million in the third quarter of 1998 from the same period in 1997. The overall increase in operating expenses was attributed to planned increases associated with the ongoing growth of the Company.

      Interest Expense. Consolidated interest expense during the third quarter of 1998 related to the 7 1/4% Senior Notes issued in 1996, the financing of a portion of the Company's Australian reinsurance operations, RGA Australian Holdings Pty Limited ("Australian Holdings") and interest paid on an operating line of credit. Interest cost for the third quarter of 1998 and the third quarter of 1997 was $2.2 million and $1.9 million, respectively. Interest expense related to the 7 1/4% Senior Notes was $1.8 million in the third quarter of 1998 and 1997, respectively.

      Provision for Income Taxes. Consolidated income tax expense increased approximately $4.0 million in the third quarter of 1998 as a result of higher pre-tax income. Income tax expense from operations before net realized investment gains represented approximately 36.3% and 35.2% of pre-tax income for the third quarters of 1998 and 1997, respectively.

The following tables reflect the net income before income taxes and minority interest for the Company's primary operational divisions (dollars in thousands):


*****************
*               *
*U.S. OPERATIONS*
*****************

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1998
                                                                  =====================================================
                                                                  TRADITIONAL         NON-TRADITIONAL           TOTAL
                                                                                  ASSET-        FINANCIAL        U.S.
                                                                                 INTENSIVE     REINSURANCE
                                                                  =====================================================
REVENUES:
  Net premiums                                                    $514,961        $ 1,014        $   -         $515,975
  Investment income, net of related expenses                        89,960         89,337            -          179,297
  Realized investment gains, net                                     1,717            981            -            2,698
  Other revenue                                                       (293)           -           13,661         13,368
                                                                  -----------------------------------------------------
      Total revenues                                               606,345         91,332         13,661        711,338
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                 391,051          2,852            -          393,903
  Interest credited                                                 33,064         77,321            -          110,385
  Policy acquisition costs and other insurance expenses             86,721          4,504          9,852        101,077
  Other operating expenses                                          19,133            -              -           19,133
                                                                  -----------------------------------------------------
      Total benefits and expenses                                  529,969         84,677          9,852        624,498

      Income before income taxes and minority interest            $ 76,376        $ 6,655        $ 3,809       $ 86,840
                                                                  =====================================================

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1997
                                                                  =====================================================
                                                                  TRADITIONAL         NON-TRADITIONAL           TOTAL
                                                                                  ASSET-        FINANCIAL        U.S.
                                                                                 INTENSIVE     REINSURANCE
                                                                  =====================================================
REVENUES:
Net premiums                                                      $418,250        $   -          $   -         $418,250
  Investment income, net of related expenses                        72,911         35,789            -          108,700
  Realized investment gains (losses), net                            1,826         (1,391)           -              435
  Other revenue                                                        (23)           -           13,318         13,295
                                                                  -----------------------------------------------------
      Total revenues                                               492,964         34,398         13,318        540,680
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                 298,296          2,284            -          300,580
  Interest credited                                                 31,569         30,577            -           62,146
  Policy acquisition costs and other insurance expenses             80,621          1,230         10,751         92,602
  Other operating expenses                                          14,889            -              -           14,889
                                                                  -----------------------------------------------------
      Total benefits and expenses                                  425,375         34,091         10,751        470,217

      Income before income taxes and minority interest            $ 67,589        $   307        $ 2,567       $ 70,463
                                                                  =====================================================

*********************
*                   *
*CANADIAN OPERATIONS*
*********************

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30,                       1998           1997

REVENUES:
  Net premiums                                                      $75,058        $53,970
  Investment income, net of related expenses                         16,430         11,541
  Realized investment gains, net                                        617            110
  Other revenue                                                         339            203
                                                                    ----------------------
      Total revenues                                                 92,444         65,824

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                   69,394         45,371
  Interest credited                                                     677            995
  Policy acquisition costs and other insurance expenses               9,208          8,428
  Other operating expenses                                            4,824          4,439
                                                                    ----------------------
      Total benefits and expenses                                    84,103         59,233

      Income before income taxes and minority interest              $ 8,341        $ 6,591
                                                                    ----------------------

*********************
*                   *
*OTHER INTERNATIONAL*
*********************

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1998
                                                     ==================================================================
                                                          LATIN AMERICA             ASIA          OTHER         TOTAL
                                                                                   PACIFIC       MARKETS
                                                      Direct      Reinsurance
                                                     ==================================================================

REVENUES:
  Net premiums                                       $35,072        $37,035        $37,630       $ 4,582       $114,319
  Investment income, net of related expenses           4,675          1,379          1,518           110          7,682
  Realized investment gains, net                         -              -                1            42             43
  Other revenue                                          180            -            2,476           308          2,964
                                                     ------------------------------------------------------------------
      Total revenues                                  39,927         38,414         41,625         5,042        125,008

BENEFITS AND EXPENSES:
  Claims and other policy benefits                    30,818         33,544         21,669         3,087         89,118
  Interest credited                                      116            -              -             -              116
  Policy acquisition costs and other
    insurance expenses                                 2,855          1,679         14,312         1,420         20,266
  Other operating expenses                             5,531          2,085          4,588         3,473         15,677
  Interest expense                                       -              -              336           153            489
                                                     ------------------------------------------------------------------
      Total benefits and expenses                     39,320         37,308         40,905         8,133        125,666

      Income / (loss) before
        income taxes and minority interest           $   607        $ 1,106        $   720       $(3,091)      $   (658)
                                                     ==================================================================





*********************************
*                               *
*OTHER INTERNATIONAL (CONTINUED)*
*********************************

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1997

                                                     ===================================================================
                                                         LATIN AMERICA              ASIA           OTHER         TOTAL
                                                                                   PACIFIC        MARKETS
                                                      Direct      Reinsurance
                                                     ===================================================================
REVENUES:
  Net premiums                                       $34,166        $14,032        $24,595        $ 1,222        $74,015
  Investment income, net of related
    expenses                                           4,793          2,534          1,255            277          8,859
  Realized investment gains, net                         -              -               14            -               14
  Other revenue                                           91             30            -               13            134
                                                     -------------------------------------------------------------------
      Total revenues                                  39,050         16,596         25,864          1,512         83,022

BENEFITS AND EXPENSES:
  Claims and other policy benefits                    31,555         11,956         15,304            656         59,471
  Interest credited                                       53            -              -              -               53
  Policy acquisition costs and other
    insurance expenses                                 3,703          1,342          9,147            203         14,395
  Other operating expenses                             3,678          3,103          4,639          2,230         13,650
  Interest expense                                       -              -              354            -              354
                                                     -------------------------------------------------------------------
      Total benefits and expenses                     38,989         16,401         29,444          3,089         87,923

      Income / (loss) before income
        taxes and minority interest                  $    61        $   195        $(3,580)       $(1,577)       $(4,901)
                                                     ===================================================================


*********************
*                   *
*ACCIDENT AND HEALTH*
*********************

FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30,                     1998           1997

REVENUES:
  Net premiums                                                    $117,532       $ 58,615
  Investment income, net of related expenses                         1,426            944
  Realized investment gains (losses), net                              -              (19)
  Other revenue                                                        922            297
                                                                  -----------------------
      Total revenues                                               119,880         59,837

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                  78,160         41,787
  Accident and health pool charge                                      -           18,000
  Policy acquisition costs and other insurance expenses             40,304         19,283
  Other operating expenses                                           3,392          1,816
                                                                  -----------------------
      Total benefits and expenses                                  121,856         80,886

      (Loss) before income taxes and minority interest            $ (1,976)      $(21,049)
                                                                  -----------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

RESULTS OF OPERATIONS

      Consolidated income before income taxes and minority interest increased $38.6 million in the first nine months of 1998, compared to the same period in 1997. Diluted earnings per share were $2.01 for the first nine months of 1998 compared with $1.26 for the same period in 1997. Consolidated net income before realized capital gains and losses increased to $53.6 million in the first nine months of 1998 from $31.9 million in the same period in 1997.

      The increase in the U.S. operations income before income taxes and minority interest in the first nine months of 1998 compared to the same period in 1997 was due to increased earnings from asset-intensive business and financial reinsurance business, combined with continued growth in the traditional reinsurance business, where premiums increased 23.1%. The increase in the Canadian operations income before income taxes and minority interest in the first nine months of 1998 compared to the same period in 1997 was a result of growth in premiums of 39.1%, primarily for renewal business, and mortality experience in line with expectations. The other international operations reported a loss of $0.7 million before income taxes and minority interest in the first nine months of 1998 compared to a $4.9 million loss in 1997. Total revenues in the other international operations increased by 50.6% for the first nine months of 1998 compared to the same period in 1997. In addition, the direct business in Latin America reported more favorable mortality experience during 1998 compared to the same period in 1997. This growth was offset by costs associated with the development of new business in international markets. The accident and health operations reported a net loss of $2.0 million for the first nine months of 1998 compared to a loss of $21.0 million for the same period in 1997. During the first quarter of 1997, the Company recorded an accident and health charge of $18.0 million, $10.4 million after-tax, to increase reserves associated with run-off claims from certain accident and health insurance pools in which it had formerly participated. That action was a result of management's strategic decision to exit all outside-managed accident and health pools. As of December 31, 1997, the Company made a strategic decision to cease marketing all accident and health business.

      Net Premiums. Consolidated net premiums increased $218.0 million, or 36.0%, to $822.9 million in the first nine months of 1998, compared to $604.9 million for the same period in 1997. Growth in new in force blocks of business, renewal premiums from the existing block of business, and new business premiums from facultative and automatic treaties contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore fluctuate from period to period.

The U.S. operations net premiums in the first nine months of 1998 increased 23.4% to $516.0 million from the same period in prior year. This was attributed to continued premium growth from new in force blocks of business as well as renewal premiums from existing blocks of business.

Net premiums in the Canadian operations in the first nine months of 1998 increased 39.1% to $75.1 million in 1998. New business premiums increased $0.8 million, while renewal premiums increased $20.3 million compared to the first nine months of 1997. Several of the treaties produced in December 1997 related to in force blocks of business with large renewal premiums.

The Company's other international operations reported an increase in premiums of 54.5%, to $114.3 million, for the first nine months of 1998 from the same period in 1997. The 1998 premiums represented approximately $72.1 million from Latin America, of which approximately $35.1 million was direct premium generated in Argentina and Chile. Latin America premiums grew 49.6%, which resulted primarily from growth in reinsurance of privatized pensions in Argentina as well as reinsurance from other Latin American markets. The Asia Pacific operations and other markets generated $42.2 million of premiums, an increase of 63.5% compared to the first nine months of 1997, predominantly from the Hong Kong contact office and subsidiary in Australia.

Accident and health operations net premiums increased to $117.5 million in the first nine months of 1998. The increase resulted primarily from premiums on contracts signed or renewed in 1997. The Company estimates that 1998 accident and health premiums will increase for the current year, with significantly lower levels in 1999 and beyond.

      Net Investment Income. Consolidated net investment income increased 54.5% to $207.6 million, in the first nine months of 1998 from the same period in 1997. The cost basis of fixed maturity securities increased $1.3 billion from September 30, 1997. The increase in invested assets was a result of an increase in operating cash flows on traditional reinsurance; reinsurance transactions involving deposits for asset-intensive products from ceding companies, primarily stable value product deposits; and the proceeds from the Company's issuance of non-voting common shares during the second quarter of 1998. The average earned yield on the consolidated investment portfolio decreased to 6.97% for the nine months ending September 30, 1998 compared to 7.25% for the same period in 1997. This decrease in overall yield reflected the increase in assets supporting the stable value reinsurance product that are generally of a shorter duration and carry a lower average yield. This decrease in yield was also affected by the overall decrease in interest rates. Earnings credited and paid to ceding companies are included in interest credited.

      Realized Investment Gains, Net. Consolidated net realized investment gains increased $2.8 million to $3.4 million in the first nine months of 1998 from $0.6 million for the same period in the prior year. Net realized investment gains resulted from normal restructuring activity within the Company's investment portfolios.

      Other Revenue. Consolidated other revenue increased $3.7 million in the first nine months of 1998 to $17.6 million. Other revenue includes items such as profit and risk fees associated with financial reinsurance, treaty recapture fees, earnings in unconsolidated subsidiaries, management fee income, and other miscellaneous income. During 1998, financial reinsurance treaties in the U.S. operations resulted in $10.7 million in financial reinsurance fees which were partially offset by $9.8 million of fees paid to retrocessionaires, included in policy acquisition costs and other insurance expenses. The Asia Pacific operations completed a financial reinsurance transaction that resulted in $2.2 million in financial reinsurance fee revenue through the first nine months of 1998 that was partially offset by $1.2 million of fees paid to retrocessionaires. Other revenue also included $2.9 million and $1.3 million in earnings in unconsolidated subsidiaries for the first nine months of 1998 and 1997, respectively.

      Claims and Other Policy Benefits. Consolidated claims and other policy benefits increased 41.0% to $630.6 million, in the first nine months of 1998. For the first nine months of 1998, total claims and other policy benefits represented 76.6% of total net premiums compared to 73.9% for the same period in 1997. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.

U.S. operations claims and other policy benefits increased 31.0% in the first nine months of 1998, primarily as a result of the overall growth in the business in force. Claims and other policy benefits as a percentage of net premiums for traditional reinsurance increased to 75.9% in the first nine months of 1998 from 71.3% in the same period in 1997. This fluctuation was primarily due to reserves established for new and renewal blocks of business. Additionally, this percentage is affected by the timing of premium receipts and claims reported from client companies.

Canadian operations claims and other policy benefits increased 52.9% in the first nine months of 1998. Claims and other policy benefits as a percentage of net premiums were 92.5% in the first nine months of 1998 compared to 84.1% for the same period in 1997. The increase as a percent of premiums was primarily due to reserves established for new and renewal business during 1998.

The claims and other policy benefits of the other international business in the first nine months of 1998 increased 49.9% from the same period in the prior year. Claims and other policy benefits as a percentage of net premiums was 78.0% for the first nine months of 1998 compared to 80.3% for the same period in 1997. The decrease was primarily due to improved mortality experience for some of the direct business in Latin America.

Accident and health operations claims and other policy benefits increased 87.0% in the first nine months of 1998 from the same period in the prior year. The claims and other policy benefits for the first nine months of 1997 do not include the $18.0 million, or $10.4 million after-tax, accident and health pool charge taken during the first quarter of 1997, which is separately disclosed on the income statement. The accident and health operations reserves are subject to volatility due to the nature of risk covered which is primarily accident risk. Reserves are calculated based upon current information including industry estimates for certain aviation accidents.

      Interest credited. Consolidated interest credited increased $48.0 million in the first nine months of 1998 to $111.2 million. Interest credited represents amounts credited on the Company's asset-intensive and universal life type products, including stable value operations, bank-owned life insurance and annuity products. The increase in interest credited was primarily a result of an increase of $602.8 million in deposits related to asset-intensive reinsurance since September 30, 1997.

      Policy Acquisition Costs and Other Insurance Expenses. Consolidated policy acquisition costs and other insurance expenses, consisting primarily of allowances, increased 26.8%, to $170.9 million in the first nine months of 1998. As a percentage of net premiums, consolidated policy acquisition costs and other insurance expenses decreased to 20.8% in the first nine months of 1998 from 22.3% during the same period in 1997. This was primarily due to new business added during 1998 that was yearly renewable term reinsurance and the addition of larger blocks of business that do not have significant allowances associated with the business. Generally, policy acquisition costs and other insurance expenses fluctuate with business volume and changes in product mix from period to period.

Within the U.S. operations, policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional business decreased to 16.8% in the first nine months of 1998 from 19.3% during the same period in 1997. This was due primarily to new business added during 1998 which was primarily yearly renewable term reinsurance that did not have a high level of commissions associated with the premiums. The financial reinsurance business within the U.S. operations reflects fees of approximately $9.9 million paid to retrocessionaires during 1998, which represented a partial offset to the fees collected that were reflected as other revenues.

In the Canadian operations, policy acquisition costs and other insurance expenses as a percentage of net premiums decreased to 12.3% in the first nine months of 1998, from 15.6% during the same period in 1997. Although this ratio increased for the quarter, the decrease for the year to date was primarily due to the decrease in commission costs associated with large blocks of business added at the end of 1997 as well as the shift in reinsurance method to yearly renewable term business.

Other international operations policy acquisition cost and other insurance expenses as a percentage of net premiums decreased to 17.7% in the first nine months of 1998 from 19.4% during the same period in 1997. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written within the Latin American and Asia Pacific operations. In addition, the financial reinsurance business within the Asia Pacific operations reflects fees of approximately $1.2 million paid to retrocessionaires during the first nine months of 1998, which represented a partial offset to the fees collected that were reflected as other revenues.

Accident and health segment policy acquisition costs and other insurance expenses as a percentage of net premiums increased to 34.3% in the first nine months of 1998 from 32.9% during the same period in 1997, resulting from changes in the mixture of business within the accident and health operations.

      Other Operating Expenses. Consolidated other operating expenses increased $9.0 million for the first nine months of 1998 compared to the same period in 1997. The operating expenses represented 5.4% and 5.9% of net premiums for the first nine months of 1998 and 1997, respectively. The overall increase in operating expenses was attributed to planned increases associated with the ongoing growth of the Company.

      Interest Expense. Consolidated interest expense for the first nine months of 1998 and 1997 was $6.4 million and $5.9 million, respectively. Interest related to the 7 1/4% Senior Notes was $5.5 million in the first nine months of 1998 and 1997, respectively.

      Provision for Income Taxes. Consolidated income tax expense increased $15.0 million in the first nine months of 1998 as a result of higher pre-tax income. Income tax expense from operations before net realized investment gains and accident and health pool charge represented approximately 36.1% for the first nine months of 1998 and 1997. The Company calculated a tax benefit of $7.6 million on the $18.0 million accident and health reserve adjustment recorded in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 1998, the Company generated cash of $86.8 million from operating activities, $221.8 million from the non-voting common stock offering in June 1998, and $694.8 million from deposits related to asset-intensive business. These increases were offset by cash used for investing of $1.0 billion and dividends to stockholders of $5.1 million. The sources of funds of the operating subsidiaries of RGA consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

      As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. At RGA's annual stockholders' meeting on May 27, 1998, a new class of non-voting common stock was authorized. In June, the Company completed a public offering in which it raised approximately $221.8 million. The Company is using the net proceeds for general business growth and development.

      In addition, the Company has access to a $25.0 million line of credit. During the first nine months of 1998, $15.0 million was drawn upon that line. This liability is included in other liabilities on the balance sheet at September 30, 1998. The ability of RGA and Australian Holdings to make principal and interest payments, and to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of RGA's subsidiaries, the investment earnings on the undeployed funds at RGA, and the Company's ability to raise additional capital. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

INVESTMENTS

      Invested assets increased 26.4%, to $4.6 billion at September 30, 1998, compared to $3.6 billion at December 31, 1997. The increase resulted from cash deposits for asset-intensive products of $486.7 million for the first nine months of 1998, proceeds from the issuance of non-voting common shares of $221.8 million, and positive operating cash flows. These increases were enhanced by an increase in the fair value adjustment of fixed maturities available for sale of $29.1 million. The Company has historically generated positive cash flows from operations, and expects this to continue in the future.

      At September 30, 1998, the Company's portfolio of fixed maturity securities available for sale had net unrealized gains before tax of $141.1 million.

YEAR 2000

      Many of the world's computer systems currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.

The Company has established a plan to address the Year 2000 issue and the work being performed in accordance with that plan is progressing on schedule. The Company has identified all systems that are critical to the Company's operations and has commenced testing those systems. Inventories of substantially all software, hardware, and trading partners were compiled in a Year 2000 database. Each of these items has been researched for Year 2000 compliance, and the majority have been verified as ready. An outline of a contingency plan has been developed and meetings are being held with the Company's clients to finalize recovery procedures. The Company also relies on information from external parties such as ceding companies and vendors, and is working with those parties to obtain compliance letters and cooperation with the Company's testing efforts. The Company could be adversely affected if external parties fail to comply with the Year 2000 issue. This is a situation over which the Company has no direct control.

The Company does not have a mainframe computer and its "legacy" systems are Oracle-based. A legacy system typically represents older systems that are not currently being maintained or enhanced. As the Company continues to grow, the steady investment in technology has allowed it to keep systems current and handle impending problems, such as Year 2000, in the normal course of business. Therefore, the remediation that was required to become Year 2000 compliant was completed relatively quickly.

The Company anticipates that testing of substantially all critical systems will be completed by December 31, 1998. However, the Company is still accumulating information relating to some of its foreign subsidiaries and ventures. Two types of testing have been completed on RGA's core systems: program tests and global tests. Separate test environments were established and representative subsets of production data were loaded onto systems on test machines. The objective was to assure that day-to-day processing would operate correctly before, during, and beyond the Year 2000. Transactions were processed to simulate all business functions over important time thresholds between July 1998 and January 2001. These tests revealed minor issues that were addressed. As of October 30, 1998, 100% of the core systems have been tested successfully and 70% of the compliance letters requested from external parties have been received.
It is anticipated that the testing and assessment of the Company's Year 2000 readiness will be completed by March 31, 1999, in accordance with the Company's plan.

The Company expects to incur most of the costs of the Year 2000 effort primarily from testing of the administrative systems in St. Louis and Canada. These systems support the administration of the majority of the Company's subsidiaries. Therefore, the combined costs of these two locations would effectively represent substantially all of the Company's Year 2000 costs. Costs for these locations were approximately $265,000 through September 30, 1998, and it is anticipated that additional costs will be less than $600,000. Year 2000 costs have not been material nor are they expected to be material in the future. The Company has estimated costs based on its current knowledge and testing.

The goal of the Company is to be substantially Year 2000 compliant by March 31, 1999. Also, key external parties or service providers may fail to make their systems Year 2000 compliant by the necessary dates. There can be no assurances that this goal will be met or that there will not be failures on the part of external parties. Such circumstances could have a material adverse impact on the Company's operations and financial results.

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

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

(a)   See index to exhibits.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By:  /s/ A. Greig Woodring         11/10/98
                                   ----------------------------------------
                                               A. Greig Woodring
                                      President & Chief Executive Officer
                                         (Principal Executive Officer)




                                   /s/ Jack B. Lay               11/10/98
                                   ----------------------------------------
                                                  Jack B. Lay
                              Executive Vice President & Chief Financial Officer
                                 (Principal Financial and Accounting Officer)


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
