Form 10-Q/A
period 1998-09-30
REINSURANCE GROUP OF AMERICA INC
filed 1999-01-19
CIK 898174

<PAGE 1>
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                                AMENDMENT NO. 1
(MARK ONE)
  / X /        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

THE REGISTRANT HEREBY AMENDS ITS FORM 10-Q FOR THE QUARTER ENDING SEPTEMBER 30, 1998, FILED NOVEMBER 13, 1998, BY CHANGING THE REFERENCE IN EXHIBIT 27.1 (FINANCIAL DATA SCHEDULE) FROM "ARTICLE 5" TO "ARTICLE 7."


<PAGE 2>



                                  SIGNATURES
                                  ----------



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By: /s/ Jack B. Lay           1/14/99
                                  ------------------------------------
                                                Jack B. Lay
                         Executive Vice President & Chief Financial Officer
                           (Principal Financial and Accounting Officer)


                                    2

<PAGE 3>

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


                                    3