Form 10-K
period 1998-12-31
REINSURANCE GROUP OF AMERICA INC
filed 1999-03-30
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        Name of each exchange
   Title of each class                                   on which registered
   -------------------                                   -------------------
Voting Common Stock, par value $0.01                    New York Stock Exchange
Non-voting Common Stock, par value $0.01                New York Stock Exchange
Preferred Stock Purchase Rights                         New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 1999, as reported on the New York Stock Exchange was approximately $584,600,330. The aggregate market value of the non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 1999, as reported on the New York Stock Exchange was approximately $259,148,767.

As of March 1, 1999, Registrant had outstanding 37,927,128 shares of voting common stock and 7,417,496 shares of non-voting common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31,1998 ("the Annual Report") are incorporated by reference in Part I of this Form 10-K. Certain portions of the Definitive Proxy Statement in connection with the 1999 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1998

                                      INDEX




                                                                                         PAGE
ITEM                                                                                     ----
NUMBER                                                                               OF THIS FORM
------                                                                               ------------
                                           PART I

1.   BUSINESS.....................................................................        4
2.   PROPERTIES...................................................................       22
3.   LEGAL PROCEEDINGS............................................................       23
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................       23

                                           PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS........................................................       23
6.   SELECTED FINANCIAL DATA......................................................       23
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS........................................       24
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................       24
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................       24
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................................       24

                                           PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................       24
11.  EXECUTIVE COMPENSATION.......................................................       26
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............       26
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................       26

                                           PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.............       27

Item 1.       BUSINESS

A.       OVERVIEW
         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. GenAmerica Corporation, a wholly owned subsidiary of General American Mutual Holding Company and the parent corporation of General American Life Insurance Company ("General American"), beneficially owned approximately 64% of RGA's outstanding voting shares and approximately 53% of all shares outstanding at December 31, 1998. The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"); RGA Australian Holdings Pty, Limited ("Australian Holdings"); RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"); RGA International, Ltd. ("RGA International"), a Canadian marketing and insurance holding company, RGA Sudamerica, S.A., a Chilean holding company; RGA Holdings Limited (U.K.) ("RGA UK"), a United Kingdom holding company; General American Argentina Seguros de Vida, S.A., formerly known as Manantial Seguros de Vida, S.A. ("GA Argentina"), an Argentine life insurance company; and RGA South African Holdings (Pty) Ltd ("RGA South Africa"), a South African holding company. In addition, the consolidated financial statements include the subsidiaries of RCM, Australian Holdings, RGA International, RGA UK, RGA Sudamerica, S.A., and RGA South Africa subject to an ownership position of fifty percent or more (collectively, the "Company").

         The Company is primarily engaged in life reinsurance and international life and disability on a direct and reinsurance basis. In addition, the Company provides reinsurance of non-traditional business including asset-intensive products and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American ("Reinsurance Division") have been engaged in the business of life reinsurance since 1973. As of December 31, 1998, the Company had approximately $6.3 billion in consolidated assets.

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

         Reinsurance also may be written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured, with the pricing and other terms established at the time the policy is underwritten based upon rates negotiated in advance. Facultative reinsurance normally is purchased by insurance companies for medically impaired lives, unusual risks, or liabilities in excess of binding limits on their automatic treaties.

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

         Facultative and automatic reinsurance may be written as yearly renewable term, coinsurance, or modified coinsurance, which vary with the type of risk assumed and the manner of pricing the reinsurance. Under a yearly renewable term treaty, the reinsurer assumes only the mortality or morbidity risk. Under a coinsurance arrangement, depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy. Modified coinsurance differs from coinsurance in that the assets supporting the reserves are retained by the ceding company while the risk is transferred to the reinsurer.

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

B.       CORPORATE STRUCTURE

         RGA is a holding company, the principal assets of which consist of the common stock of RCM and RGA International, as well as investments in several other subsidiaries or joint ventures. The primary source of funds for RGA to make dividend distributions is dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary source of funds are dividend distributions paid by RGA Reinsurance Company ("RGA Reinsurance") whose principal source of funds is derived from current operations. RGA International's principal source of funds is dividends on its equity interest in RGA Canada Management Company, Ltd. ("RGA Canada Management"), whose principal source of funds is dividends paid by RGA Life Reinsurance Company of Canada ("RGA Canada"). RGA Canada's principal source of funds is derived from current operations.

         At December 31, 1998, the Company classified its accident and health division as a discontinued operation for financial reporting purposes. The accident and health operation has been placed into run-off with all treaties (contracts) being terminated at the earliest possible date. RGA has given notice to all reinsureds and retrocessionaires that all treaties will be cancelled at the expiration of their term. If the treaty is continuous, a written Preliminary Notice of Cancellation was given, followed by a final notice within 90 days of the expiration date. The consolidated statements of income for all periods presented have been restated, as appropriate, to reflect this line of business as a discontinued operation.

         The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products include reinsurance of stable value products, bank-owned life insurance, and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Latin America operations also include traditional reinsurance and reinsurance of privatized pension products primarily in Argentina. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance. Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest.

         Consolidated income from continuing operations before income taxes and minority interest increased 21.7% in 1998 and 24.4% in 1997. On a post-split basis, after tax diluted earnings per share from continuing operations were $2.08 for 1998 compared with $1.89 for 1997 and $1.52 for 1996. Earnings were attributed primarily to the continuously strong performance of traditional reinsurance in the U.S. and Canada. In addition, continued growth in non-traditional products in the U.S. and developing business in Latin America has contributed to the increase. The Asia Pacific operations have grown by more than doubling revenue since 1996. For the Asia Pacific segment, results were mixed with improving results in Australia offset by losses from the Hong Kong operations due to increased lapse rates on several major treaties, reflecting the overall economic slowdown in that market. For the other international segment, the costs associated with the development of new business still exceed the underlying product earnings. Nevertheless, the Company believes that the sustained growth in premiums will lessen the burden of start-up costs.

         The U.S. operations represented 70.5% of the Company's business as measured by 1998 net premiums and have experienced significant growth since inception through 1998. The U.S. operations market life reinsurance, reinsurance of asset-intensive products, and financial reinsurance through RGA Reinsurance, primarily to the largest U.S. life insurance companies. RGA Reinsurance, a Missouri domiciled stock life insurance company, is wholly owned by RCM, a wholly owned subsidiary of RGA. As of December 31, 1998, RGA Reinsurance had regulatory capital and surplus of $359.6 million.

         The Company's Canada operations, which represented 14.2% of the Company's business as measured by 1998 net premiums, is conducted primarily through RGA Canada, an indirect subsidiary of RGA International. RGA International, a wholly owned subsidiary of RGA, is a New Brunswick, Canada, marketing and insurance holding company which owns 100% of RGA Canada Management, also a New Brunswick, Canada, holding company, which in turn owns 100% of RGA Canada. The Canadian operations provide insurers with traditional reinsurance as well as assistance with capital management activity. As of December 31, 1998, RGA Canada had regulatory capital and surplus of $103.9 million.

         The Company's Latin America operations represented 9.7% of the Company's business as measured by 1998 net premiums. Latin America direct business is comprised primarily of Chilean single premium annuities and Argentine group life and individual universal life products. RGA Sudamerica, S.A., which is 99% owned by RGA and 1% owned by RGA Barbados, is a Chilean holding company which currently has a 50% investment in BHIFAmerica Seguros de Vida, S.A. ("BHIFAmerica"), and a 99% investment in RGA Reinsurance Company Chile S.A. ("RGA Chile"), (the remaining 1% of RGA Chile is owned by RGA Barbados). BHIFAmerica sells Chilean insurance products, including single premium immediate annuities, credit life, and disability insurance. In July 1996, RGA created RGA Chile, which is licensed to assume life reinsurance business in Chile. To date, all business assumed by RGA Chile was ceded from BHIFAmerica. RGA also operates in Argentina through GA Argentina, a subsidiary, which is 99% owned by RGA and 1%, owned by RGA Sudamerica S.A. GA Argentina markets and sells individual, group, credit and universal life and disability insurance. The Company conducts reinsurance business in the Latin America region through RGA Reinsurance. During 1998, a representative office was opened in Mexico City and, in 1999, a representative office will be opened in Buenos Aires to more directly assist clients in these markets. The Latin America reinsurance operations derive revenue primarily from the reinsurance of privatized pension products in Argentina. Additional types of reinsurance provided in the region are traditional and credit life for groups and individuals.

         The Company's Asia Pacific operations represented 5.2% of the Company's business as measured by total net premiums in 1998. The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong and Japan and will open a liaison office in Taiwan during 1999. In January 1996, RGA formed Australian Holdings, a wholly owned holding company, and RGA Australia, a wholly owned reinsurance company of Australian Holdings licensed to assume life reinsurance in Australia. Business is also conducted through Malaysian Life Reinsurance Group Berhad ("MLRG"), a joint venture in Malaysia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance.

         The Company's other international operations represented 0.4% of the Company's total net premiums for 1998. This segment provides life reinsurance to international clients throughout Europe and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. During 1998, the Company continued its expansion initiatives, with efforts underway to license a life reinsurance subsidiary in London. In addition, the Company established RGA South Africa, which conducts reinsurance through its wholly owned subsidiary, RGA Reinsurance Company of South Africa, Limited, with offices in Cape Town and Johannesburg, South Africa.

         RGA Barbados was formed and capitalized in 1995, providing reinsurance for a portion of certain business assumed by RGA Reinsurance from the ITT Lyndon Life Insurance Company and certain other reinsurance business. During 1996, RGA also formed a subsidiary in Bermuda, Benefit Resource Life Insurance Company (Bermuda) Ltd., ("BRL," formerly known as RGA Reinsurance Company (Bermuda), Ltd.), which had not commenced any business as of December 31, 1998.

Intercorporate Relationships

         As a result of various transactions with General American, including capital contributions and transfer of the business of the Reinsurance Division from General American to the Company on January 1, 1993, the Company has all the economic benefits and risks of certain reinsurance agreements entered into by General American, although General American currently remains the contracting party with some of the underlying ceding companies.

         RGA operates on a stand-alone basis: however, General American and its affiliates continue to provide certain administrative and other services to RGA and RGA Reinsurance pursuant to separate administrative services agreements, and provide investment management and advisory services to RGA, RCM, RGA Reinsurance, Australian Holdings, RGA Barbados, RGA Canada, and RGA South Africa pursuant to separate agreements.

         The transfer of the Reinsurance Division to RGA has had no material effect on the existing reinsurance business of the Reinsurance Division. A small percentage of RGA Reinsurance's business continues to be written through General American pursuant to a marketing agreement between RGA Reinsurance and General American. Under the marketing agreement, General American has agreed to amend and terminate its existing assumed and retroceded reinsurance agreements pursuant to the Retrocession Agreements only at the direction of RGA Reinsurance, thus giving RGA Reinsurance the contractual right to direct future changes to existing reinsurance agreements. Further, General American has agreed, during the term of the marketing agreement, to enter into additional reinsurance agreements under which it is the reinsurer at, and only upon, the direction of RGA Reinsurance. Therefore, until January 1, 2000, the date on which the marketing agreement expires, General American will be precluded from competing with the Company without the Company's consent, unless RGA Reinsurance elects to terminate the marketing agreement earlier. Pursuant to the U.S. Retrocession Agreement, any new reinsurance contracts will automatically be retroceded to RGA Reinsurance. Although primary insurers must look to General American for payment in the first instance with respect to reinsurance business written through General American, the Company will be ultimately liable to General American with respect to such reinsurance. General American charges RGA Reinsurance quarterly an amount equal to, on an annual basis, 0.25% of specified policy-related liabilities that are associated with existing reinsurance treaties written by General American for the benefit of RGA Reinsurance. Most of the existing reinsurance agreements between General American and various ceding companies were transferred to RGA Reinsurance, replacing General American as the direct party to the treaties

Ratings

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

         Additionally, RGA Reinsurance has received an "AA" rating from Standard & Poor's and an "A2" rating from Moody's Investor Services ("Moody's") for claims-paying ability. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors, and represent Standard & Poor's ("S&P's") third highest rating and Moody's sixth highest rating. RGA has an "A" long-term debt rating from S&P, which represents S&P's third highest rating classification and "Baa1" long term debt rating from Moody's, which represents Moody's fourth highest rating classification. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Regulation

         RGA Reinsurance and RCM, RGA Canada, BHIF America and RGA Chile, GA Argentina, RGA Barbados, BRL, RGA Australia, RGA South Africa, and RGA UK are regulated by authorities in Missouri, Canada, Chile, Argentina, Barbados, Bermuda, Australia, South Africa, and the United Kingdom, respectively. RGA Reinsurance is subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Missouri law imposes restrictions on the amounts and type of investments insurance companies like RGA Reinsurance may hold.

         General

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

         RGA Australia is required to file a quarterly statistical return and annual financial statement with the Insurance and Superannuation Commission of Australia ("ISC"). RGA Australia is subject to additional reviews by the ISC on an as required basis. In August 1997, RGA Australia was reviewed by the ISC with no material adverse findings.

         RGA Barbados is required to file an annual financial statement with the Office of the Supervisor of Insurance of Barbados.

         GA Argentina as a direct life insurance company is required to file annual and quarterly statutory financial statements in Argentina which are reviewed by external auditors and filed with the Superintendencia de Seguros de la Nacion ("Superintendencia-Argentina"). Additionally, GA Argentina is subject to periodic examination by the Superintendencia-Argentina. The most recent examination by the Superintendencia-Argentina was in March 1997. The results of this examination were discussed with management and all adjustments were reflected during 1997.

         BHIFAmerica and RGA Chile are required to file annual and quarterly regulatory financial statements in Chile which are reviewed by external auditors annually and filed with the Superintendencia de Valores y Seguros de Chile ("Superintendencia-Chile"). The most recent examination by the Superintendencia-Chile was during 1997. The result of this examination contained no material adverse findings.

         Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the NAIC Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for reinsurance ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer's state of domicile, or security must be posted for reserves transferred to the reinsurer in the form of letter of credit or assets placed in trust. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been passed in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding YRT reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things.

         In recent years, the NAIC and insurance regulators increasingly have been re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment and solvency issues, and, in some instances, has resulted in new interpretation of existing law, the development of new laws, and the implementations of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, and the adoption of risk-based capital rules. It is not possible to predict the future impact of changing state and federal regulation on the operations of RGA or its subsidiaries.

         As part of this review, the NAIC recently adopted the Valuation of Life Insurance Policies Model Regulation (the "Model Regulation"). If adopted in its current form the Model Regulation will have the greatest impact on level term life insurance products with current premiums guaranteed for more than five years. Companies with these products generally will have to increase reserves above the current levels or limit the period of guaranteed premiums to five years. The Model Regulation will also affect the reserve requirements for other increasing premium products, deficiency reserves and certain benefit guarantees in universal life products. The Model Regulation will not affect the financial statements of the Company prepared in accordance with GAAP:

however, as a statutory accounting principle, the Model Regulation may affect the statutory financial statements of the subsidiaries.

         In addition to the above regulatory changes being reexamined and considered by the NAIC, the NAIC is in the process of codifying statutory accounting principles. The purpose of such codification is to establish a uniform set of accounting rules and regulations for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. The Company has not determined what impact, if any, this codification will have on its subsidiaries' statutory surplus requirements.

         Capital Requirements

         Guidelines on Minimum Continuing Capital and Surplus Requirements ("MCCSR") became effective for Canadian insurance companies in December 1992, and Risk-Based Capital ("RBC") guidelines promulgated by the National Association of Insurance Commissioners ("NAIC") became effective for U.S. companies in 1993. The MCCSR risk-based capital guidelines, which are applicable to RGA Canada, prescribe surplus requirements and consider both assets and liabilities in establishing solvency margins. The RBC guidelines, applicable to RGA Reinsurance, similarly identify minimum capital requirements based upon business levels and asset mix. Both RGA Canada and RGA Reinsurance maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in Chile, Argentina, Australia, Barbados, Bermuda, South Africa and United Kingdom also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company's subsidiaries in Chile, Argentina, Australia, Barbados, and Bermuda, South Africa and United Kingdom meet the minimum capital requirements in their respective jurisdiction. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which the Company operates may have on the financial condition or operations of the Company or its subsidiaries.

         Insurance Holding Company Regulations

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

         Canadian federal insurance laws and regulations do not contain automatic registration and reporting requirements applicable to insurance holding companies, although such companies, together with all affiliates of a Canadian insurance company, may be required to supply such information to the Canadian Superintendent of Financial Institutions upon request.

         Transactions whereby a person or entity would acquire control of or a significant interest in, or increase (by more than an insignificant amount) its existing interest in, a Canadian insurance company are subject to the prior approval of the Canadian Minister of Finance. "Significant interest" in an insurance company means the beneficial ownership of shares representing 10% or more of a given class, while "control" of an insurance company is presumed to exist when a person beneficially owns shares representing more than 50% of the votes entitled to be cast for the election of directors and such votes are sufficient to elect a majority of the directors of the insurance company. Any transaction or series of transactions with the same person involving the acquisition or disposition by a Canadian insurance company of assets (other than the payment of dividends) the aggregate value of which, over a twelve-month period, exceeds 10% of such company's total assets are also subject to the prior approval of the Canadian Superintendent of Financial Institutions.

         In addition, Canadian federal insurance laws and regulations generally prohibit transactions between insurance companies and related parties, with certain specified exceptions. Permitted related-party transactions must be on terms that are at least as favorable to the insurance company as market terms and conditions as defined in the Canadian federal insurance laws and regulations. Reinsurance agreements pursuant to which an insurance company causes itself to be reinsured with related parties are restricted unless (i) the reinsurance is taken out in the ordinary course of business, and (ii) the related party is either a Canadian insurance company or a foreign insurance company duly registered in Canada. Reinsurance agreements pursuant to which an insurance company reinsures risks undertaken by a related party are restricted unless the reinsurance is taken out in the ordinary course of business.

Restrictions on Dividends and Distributions

         Current Missouri law (applicable to Reinsurance Group of America, Incorporated, RCM, and RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. In addition, dividends may be paid only to the extent the insurer has earned surplus (as opposed to contributed surplus). For example, the maximum amount available for payment of dividends in 1999 by RGA Reinsurance under Missouri law, without the prior approval of the Missouri Director of Insurance, is $36.0 million.

         In contrast to current Missouri law, the NAIC Model Insurance Holding Company Act (the "Model Act") defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or in what form Missouri will enact a new measure for extraordinary dividends. The maximum amount available for payment on dividends in 1999 by RGA Reinsurance under the Model Act without prior approval of the Missouri Director of Insurance would have been $12.8 million at December 31, 1998.

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

         Under the corporate law and regulations of New Brunswick applicable to RGA International and RGA Canada Management, dividends may be declared and paid unless there are reasonable grounds for believing either that the corporation is, or would after the payment be, unable to pay its liabilities when due or that the realizable value of its assets would be less than the aggregate of its liabilities and stated capital of all classes. RGA Canada may not pay a dividend if there are reasonable grounds for believing that RGA Canada is, or the payment of the dividend would cause RGA Canada to be, in contravention of any regulation made by the Governor in Council and the guidelines adopted by the Superintendent of Financial Institutions respecting the maintenance by life companies of adequate and appropriate forms of liquidity. The Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. Moreover, RGA Canada must give notice to the Superintendent of Financial Institutions of the declaration of any dividend at least ten days prior to the day fixed for its payment. The maximum amount available for payment of dividends by RGA Canada to RGA Canada Management under the Canadian MCCSR guidelines was $26.6 million at December 31, 1998.

         Default or Liquidation

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

         Federal Regulation

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

Risk Management

         In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises under excess coverage and coinsurance contracts. RGA Reinsurance has a retention limit of $2.5 million of liability on any one life for all life reinsurance. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on a quota share or facultative basis. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business.

         Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance. Retrocessions are arranged through RGA Reinsurance's retrocession pool for amounts in excess of its retention. A majority of the U.S. retrocessionaires under such arrangements was rated "A-" or better by A.M. Best as of December 31, 1997. Also, six of the twelve international retrocessionaires were reviewed by A.M. Best since December 1996 and rated A- or better. In addition, the Company performs annual financial and in force reviews of its domestic and international retrocessionaires to evaluate financial stability and performance. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets have been given by such retrocessionaires as additional security in favor of RGA Reinsurance.

         RGA Reinsurance has never experienced a material default in connection with its retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from its retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

         RGA Reinsurance has catastrophe insurance coverage issued by an insurer rated "A" by A.M. Best as of December 31, 1997. This coverage provides benefits of up to $100 million per occurrence for claims involving three or more deaths in a single accident, with a deductible of $1.5 million per occurrence. This coverage is terminable annually on 90 days notice and is ultimately provided through a pool of seventeen unaffiliated insurers. The Company believes such catastrophe insurance coverage is adequate to protect the Company from the risks of multiple deaths of lives reinsured by policies with RGA Reinsurance in a single accident.

         RGA Canada's policy is to retain up to C$100,000 of individual life and up to C$100,000 of Accidental Death and Dismemberment liability on any one life. RGA Canada retrocedes amounts in excess of its retention mostly to RGA Reinsurance through General American. Retrocessions are arranged through RGA Reinsurance's retrocession pool. RGA Canada has never experienced a default in connection with its retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from its retrocessionaires. However, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

         For other international business, RGA Reinsurance retains up to $2.5 million for U.S., Canadian, Australian, and New Zealand currency-denominated business. For other currencies and for countries with higher risk factors, RGA Reinsurance systematically reduces its retention. The Chilean subsidiaries have a policy of ceding business in excess of approximately $22,000, while the Argentine subsidiary cedes business in excess of $40,000. RGA Australia has a retrocession arrangement with RGA Reinsurance in which life risks above $100,000 Australian dollars are retroceded to RGA Reinsurance. On an aggregate basis among all of its subsidiaries, the Company does not retain more than $2.5 million on any one life.

Underwriting

         Facultative. Senior management has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of business written as well as its pricing. RGA Reinsurance's underwriting process emphasizes close collaboration among its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology; however, no assurance can be given that all relevant information has been analyzed or that additional risks will not materialize. These policies, procedures, and standards are documented in an on-line underwriting manual.

         RGA Reinsurance management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the client company's applications and medical requirements, and assessing financial information and any medical impairments. Most facultative applications involve a prospective insured with multiple impairments, such as heart disease, high blood pressure, and diabetes, requiring a difficult underwriting assessment. To assist its underwriters in making this assessment, the U.S. life operations employ two full-time and one part-time medical directors, as well as a medical consultant.

         Automatic. RGA Reinsurance's management determines whether to write automatic reinsurance business by considering many factors, including the types of risks to be covered; the ceding company's retention limit and binding authority, product, and pricing assumptions; and the ceding company's underwriting standards, financial strength and distribution systems. For automatic business, the U.S. operations endeavor to ensure that the underwriting standards and procedures of its ceding companies are compatible with those of RGA. To this end, the U.S. operations conduct periodic reviews of the ceding companies' underwriting and claims personnel and procedures. Approximately seven client audits are conducted each year.

         AIDS. Since 1987, the U.S. life insurance industry has implemented the practice of antibody blood testing to detect the presence of the HIV virus associated with Acquired Immune Deficiency Syndrome ("AIDS"). Prior to the onset of routine antibody testing, it was possible for applicants with AIDS to purchase significant amounts of life insurance. Since 1987, the guidelines used by the U.S. operations have required ceding companies to conduct HIV testing for life insurance risks at or above $100,000. Since 1987, the accepted Canadian industry practice is to conduct HIV testing for life insurance risks over C$100,000.

         The Company believes that the antibody test for AIDS is effective. No assurance can be given, however, that additional AIDS-related death claims involving insureds who test negative for AIDS at the time of underwriting will not arise in the future. The Company believes that its primary exposure to the AIDS risk is related to business issued before the onset of AIDS antibody testing in 1987. Each year, this business represents a smaller portion of RGA's reinsurance in force.

Competition

         Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that RGA Reinsurance's primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental Life Insurance Company, Swiss Re Life of America, Security Life of Denver, and Lincoln National Corporation. However, within the reinsurance industry, this can change from year to year. The Company believes that RGA Canada's major competitors in the Canadian life reinsurance market are Swiss Re Life Canada and Munich Reinsurance Company of Canada.

         The international life operations compete with subsidiaries of several U.S. individual and group life insurers and reinsurers and other internationally based insurers and reinsurers, some of which are larger and have access to greater resources than the Company. Competition is primarily on the basis of price, service, and financial strength.

Employees

         As of December 31, 1998, the Company had 421 employees located in the United States, Canada, Argentina, Chile, Mexico, Hong Kong, Australia, Japan, Taiwan, South Africa, and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.

C.       INDUSTRY SEGMENTS

         The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, and joint and last survivor insurance, as well as annuities, financial reinsurance, accident and health insurance, and direct premiums which include single premium pension annuities and group life. Generally, the Company, through a subsidiary, has provided reinsurance and, to a lesser extent, insurance for mortality and morbidity risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks. RGA Reinsurance also writes a small amount of primary insurance on General American directors and officers, and a small amount of short-term life insurance.

The following table sets forth the Company's gross and net premiums attributable to each of the industry segments for the periods indicated:

                        GROSS AND NET PREMIUMS BY SEGMENT
                              (dollars in millions)


                                                                       Year Ended December 31
                                                                       ----------------------
                                                      1998                      1997                      1996
                                                      ----                      ----                      ----
                                              Amount         %          Amount          %          Amount         %
                                              ------         -          ------          -          ------         -
GROSS PREMIUMS:
U.S. operations                             $  902.9        71.4        $687.2         76.2        $620.6       80.4
Canada operations                              192.9        15.2         105.5         11.7          81.5       10.6
Latin America operations                       108.3         8.6          69.0          7.7          48.1        6.2
Asia Pacific operations                         56.9         4.5          37.3          4.1          21.8        2.8
Other international operations                   3.7         0.3           2.3          0.3           0.3        0.0
                                            --------       -----        ------        -----        ------      -----
                 Total                      $1,264.7       100.0        $901.3        100.0        $772.3      100.0
                                            ========       =====        ======        =====        ======      =====

NET PREMIUMS:
U.S. operations                               $716.2        70.5        $554.2         74.4        $486.4       78.7
Canada operations                              144.8        14.2          83.6         11.2          63.1       10.2
Latin America operations                        98.7         9.7          68.2          9.2          46.8        7.6
Asia Pacific operations                         53.0         5.2          36.6          4.9          21.1        3.4
Other International operations                   3.7         0.4           2.2          0.3           0.3        0.1
                                            --------       -----        ------        -----        ------      -----
         Total                              $1,016.4       100.0        $744.8        100.0        $617.7      100.0
                                            ========       =====        ======        =====        ======      =====

         The following table sets forth selected information concerning assumed reinsurance business in force for the Company's U.S., Canada, Latin America, Asia Pacific, and other international segments for the indicated periods. (The term "in force" refers to face amounts or net amounts at risk and is not applicable to the accident and health segment.)

                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                              (dollars in billions)

                                                                          Year Ended December 31,
                                                                          -----------------------

                                                             1998                  1997                  1996
                                                             ----                  ----                  ----

                                                        Amount        %        Amount        %       Amount       %
                                                        ------        -        ------        -       ------       -
U.S. operations                                         $255.7      77.3       $171.7      75.5      $137.3     81.6
Canada operations                                         35.5      10.7         27.7      12.2        22.7     13.4
Latin America operations                                  35.1      10.7         26.1      11.5         7.0      4.2
Asia Pacific operations                                    3.8       1.1          1.8       0.8         1.3      0.8
Other international operations                             0.5       0.2            -         -           -        -
                                                        ------     -----       ------     -----      ------    -----
Total                                                   $330.6     100.0       $227.3     100.0      $168.3    100.0
                                                        ======     =====       ======     =====      ======    =====


         The following table sets forth selected information concerning assumed new business volume for the Company's U.S., Canada, Latin America, Asia Pacific, and other international operations for the indicated periods. (The term "volume" refers to face amounts or net amounts at risk and is not applicable to the accident and health segment.)

                         NEW BUSINESS VOLUME BY SEGMENT
                              (dollars in billions)


                                                                          Year Ended December 31,
                                                                          -----------------------

                                                             1998                   1997                  1996
                                                             ----                   ----                  ----
                                                        Amount        %        Amount      %         Amount      %
                                                        ------        -        ------      -         ------      -
U.S. operations                                         $102.7      82.2        $50.2     66.1        $27.0     71.2
Canada operations                                         12.8      10.2          8.0     10.5          6.9     18.2
Latin America operations                                   7.2       5.8         16.9     22.3          3.3      8.8
Asia Pacific operations                                    2.2       1.8          0.8      1.1          0.7      1.8
Other international operations                             0.1         -            -        -            -        -
                                                        ------     -----        -----    -----        -----    -----
Total                                                   $125.0     100.0        $75.9    100.0        $37.9    100.0
                                                        ======     =====        =====    =====        =====    =====


         Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, the exercise of recapture options, changes in foreign exchange, and any other changes in the amount of insurance in force). As a result of terminations, assumed in force amounts at risk of $21.6 billion, $16.9 billion, and $23.5 billion were released in 1998, 1997, and 1996, respectively.

Additional information regarding the operations of the Company's segments and geographic operations is contained in Note 16 of the Notes to Consolidated Financial Statements, which Note is incorporated herein by reference.

U.S. Operations

         Traditional

         The Company's U.S. life reinsurance business, which totaled 70.5%, 74.4%, and 78.7%, of the Company's net premiums in 1998, 1997, and 1996, respectively, consists of the reinsurance of various types of life insurance products. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Regardless of the premium mode for the underlying primary insurance, reinsurance premiums are generally paid annually. This business is made up of facultative and automatic treaty business.

         In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 1998, reinsurance of such policies was reflected in interest sensitive contract reserves of approximately $951.7 million and policy loans of $513.8 million.

         The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations' marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and has been an effective means of expanding the U.S. operations' automatic business. In 1998, 1997, and 1996, approximately 35.5%, 39.6%, and 39.2%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.

         Only a portion of approved facultative applications result in paid reinsurance. This is because applicants for impaired risk policies often submit applications to several primary insurers, which in turn seek facultative reinsurance from several reinsurers; ultimately, only one insurance company and one reinsurer are likely to obtain the business. RGA Reinsurance tracks the percentage of declined and placed facultative applications on a client-by-client basis and generally works with clients to seek to maintain such percentages at levels deemed acceptable.

         Mortality studies performed by RGA Reinsurance have shown that its facultative mortality experience is comparable to its automatic mortality experience relative to expected mortality rates. Because RGA Reinsurance applies its underwriting standards to each application submitted to it facultatively, it generally does not require ceding companies to retain a portion of the underlying risk when business is written on a facultative basis.

         Automatic business, including financial reinsurance treaties, is generated pursuant to treaties, which generally require that the underlying policies meet the ceding company's underwriting criteria, although a number of such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of the risks assumed through an automatic treaty. Automatic business tends to be very price-competitive; however, clients are likely to give favorable consideration to their existing reinsurers.

         Because RGA Reinsurance does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. operations generally require ceding companies to keep a portion of the business written on an automatic basis, thereby increasing the ceding companies' incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.

         Non-traditional Business

         The Company also provides non-traditional reinsurance of asset-intensive products and financial reinsurance. Asset-intensive business includes the reinsurance of stable value products, bank-owned life insurance, and annuities. The budget proposal recently submitted to Congress by the Clinton Administration includes certain provisions which, if enacted in the form proposed, would increase taxes on the owners of such bank-owned and corporate-owned life insurance. If these or similar proposed tax changes were enacted into law, they could adversely affect the Company: however, the Company does not consider the reinsurance of such policies to be a material part of its business. The Company earns investment income on the deposits underlying the asset-intensive products, which is largely offset by earnings credited and paid to the ceding companies. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements and enhances ceding companies' financial strength and regulatory surplus position. The Company provides ceding companies financial reinsurance by committing cash or assuming insurance liabilities. Generally, such amounts are offset by receivables from ceding companies that are supported by the future profits from the reinsured block of business. The Company earns a return based on the amount of outstanding reinsurance.

         Asset Intensive Business

The above discussion of the Company's reinsurance on the basis of facultative and automatic business relates to instances whereby the Company typically reinsures only the mortality risk element of the underlying insurance product. The Company also provides reinsurance of the investment risk in certain product lines. Reinsurance business in which the investment risk is reinsured is referred to as asset-intensive business. Asset-intensive business includes the reinsurance of stable value products, bank-owned life insurance, and annuities, both fixed rate and equity-indexed.

Through coinsurance or modified coinsurance, the Company earns investment income and in certain cases, cost of insurance charges, on the deposits underlying the products. These earnings are offset by interest credited and claim reimbursements paid to the ceding companies.

Though most asset-intensive business is reinsured on an automatic basis, some business is reviewed on a facultative basis by the Company if it does not fit within the automatic parameters of the reinsurance agreement. Asset-intensive business that does not produce mortality risk (stable value products and annuities) is normally limited by size of the deposit, from any one depositor. Business which does produce mortality risks (corporate-owned and bank-owned) normally involves a large number of insureds associated with each deposit. Underwriting of these deposits also limits the size of any one deposit but the individual policies associated with any one deposit are typically issued within pre-set Guaranteed Issue parameters.

The Company looks for highly rated, financially secure companies as clients for asset-intensive business. These companies may wish to limit their own exposure to certain products. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company performs this analysis itself, in conjunction with asset/liability analysis performed by the ceding companies.

         Financial Reinsurance

The Company's financial reinsurance assists ceding companies in meeting applicable regulatory requirements and enhances ceding companies' financial strength and regulatory surplus position. The Company commits cash or assumes insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.

The Company primarily targets highly rated insurance companies for financial reinsurance. A careful analysis is performed before providing any surplus enhancement to the ceding company. This analysis assures that the Company understands the risks of the underlying insurance product and that the surplus has a high likelihood of being repaid through the future profits of the business. A staff of actuaries and accountants is required to track experience on a quarterly basis in comparison to expected models.

CUSTOMER BASE

         The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies and currently has treaties with most of the top 100 companies. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 1998, 41 clients had annual gross premiums of $5 million or more and the aggregate gross premiums from these clients represented approximately 88.9% of 1998 U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same holding company structure are combined.

         In 1998, no U.S. client accounted for more than 10% of the Company's consolidated gross premiums. However, one client accounted for more than 10% of the Company's U.S. operations gross premiums. Also, five clients ceded more than 5% of U.S. life gross premiums. Together they ceded $289.2 million, or 32.0%, of U.S. operations gross premiums in 1998.

         General American and its affiliates generated approximately 4.0% of U.S. operations gross premiums in 1998, 1997, and 1996, exclusive of retrocession agreements. The Company's stable value products are reinsured from General American. Deposits from stable value products totaled approximately $700.9 million and $483.0 million during 1998 and 1997, respectively. In addition, the Company entered into annuity reinsurance transactions during the second quarter of 1997 with Cova Financial Services Life Insurance Company, a subsidiary of General American. Deposit liabilities related to this business were $112.5 million and $124.4 million, in 1998 and 1997, respectively.

         During 1998, $294.6 million of U.S. operations net premium related to facultative business. The U.S. life operation accepted new facultative business from over 100 U.S. clients in 1998.

OPERATIONS

         During 1998, substantially all gross U.S. life business was obtained directly, rather than through brokers. RGA Reinsurance has an experienced marketing staff that works to maintain existing relationships and to provide responsive service.

         RGA Reinsurance's auditing and accounting department is responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.

         RGA Reinsurance's claims department (i) reviews and verifies reinsurance claims, (ii) obtains the information necessary to evaluate claims,
(iii) determines the Company's liability with respect to claims, and (iv) arranges for timely claims payments. Claims are subjected to a detailed review process to ensure that the risk was properly ceded, the claim complies with the contract provisions, and the ceding company is current in the payment of reinsurance premiums to RGA Reinsurance's operations. The claims department also investigates claims generally for evidence of misrepresentation in the policy application and approval process. In addition, the claims department monitors both specific claims and the overall claims handling procedure of ceding companies.

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

Canada Operation

         The Canada operation represented 14.2%, 11.2%, and 10.2%, of the Company's net premiums in 1998, 1997, and 1996, respectively. In 1998, the Canadian life operations assumed $12.8 billion in new business. Approximately 90% of the 1998 Canadian new business was written on an automatic basis. The Canadian operations are primarily engaged in traditional individual life reinsurance, including preferred underwriting products. With the exception of critical illness coverage, these new products and continued growth in traditional reinsurance have contributed to the overall increase in business.

         Clients include virtually all of Canada's principal life insurers with no single client representing more than 10% of the Company's consolidated net premium in 1998 and the two largest clients representing less than 5% of consolidated gross premiums. The Canadian life operations compete with a small number of individual and group life reinsurers. The Canadian life operations compete primarily on the basis of price, service, and financial strength.

         RGA Canada maintains a staff of fifty-four people at the Montreal office and sixteen people in an office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

         RGA's Canadian life reinsurance business was originally conducted by General American. General American entered the Canadian life reinsurance market in 1978 and was primarily engaged in the retrocession business, writing only a small amount of business with primary Canadian insurers. In April 1992, General American, through RGA Canada, purchased the life reinsurance assets and business of National Reinsurance Company of Canada ("National Re"), including C$26.0 million of Canadian life reinsurance gross in force premiums. National Re had been engaged in the life reinsurance business in Canada since 1972, writing reinsurance on a direct basis with primary Canadian insurers. Accordingly, this acquisition represented a significant expansion of General American's Canadian life reinsurance business.

Latin America Operations

         The Latin America operations represented 9.7%, 9.2%, and 7.6% of the Company's net premiums in 1998, 1997, and 1996, respectively. Business in this segment is classified as direct insurance or reinsurance. Direct insurance is generated primarily from a joint venture and subsidiaries in Chile and Argentina. In 1993, the Company entered into a joint venture in Chile to form BHIFAmerica. This company is a direct life insurer whose primary source of premium is generated from single premium immediate annuities with other lines including credit, individual, and group life. During 1996, in an effort to support the growth of this business and develop additional reinsurance opportunities in Chile, the Company formed RGA Chile, a wholly owned reinsurance company licensed to assume life reinsurance in Chile. RGA Chile assumed $26.0 million, $35.5 million, and $10.2 million of annuity premiums from BHIFAmerica during 1998, 1997, and 1996, respectively. This business is reported as direct business due to the intercompany nature of the reinsurance.

         In 1994, to develop markets in Argentina, RGA formed GA Argentina. GA Argentina writes direct life insurance primarily related to group life and disability insurance for the Argentine privatized pension system as well as traditional group life insurance. Effective July 1998, GA Argentina no longer has new contracts related to the privatized pension system, but continues to market group and individual life products.

         The Company conducts reinsurance business in the Latin America region through RGA Reinsurance. During 1998, a representative office was opened in Mexico City and in 1999, a representative office will be opened in Buenos Aires to more directly assist clients in these markets. The Latin America reinsurance operations derive revenue primarily from the reinsurance of privatized pension products in Argentina. Additional types of reinsurance provided in the region are traditional and credit life for groups and individuals.

         BHIFAmerica and RGA Chile maintain staffing of thirty-two people at the head offices in Santiago, Chile. GA Argentina maintains a staff of forty people in Buenos Aires, Argentina. These subsidiaries employ their own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff. The Latin America reinsurance operations are primarily supported by the Latin America Division of RGA Reinsurance based in St. Louis with a staff of three people in a representative office in Mexico. The division provides bilingual underwriting, actuarial, claims, pricing, marketing, and administrative support. Claims, accounting, and systems support are provided on a corporate basis through RGA Reinsurance operations.

Asia Pacific Operations

         The Asia Pacific operations represented 5.2%, 4.9%, and 3.4% of the Company's net premiums in 1998, 1997, and 1996, respectively. The Company has a presence in the Asia Pacific region with a licensed branch office in Hong Kong and a representative office in Tokyo. The Company also established subsidiary companies in Australia in January 1996: Australian Holdings, a wholly owned holding company, and RGA Australia, a wholly owned life reinsurance company. In addition, RGA Reinsurance provides direct reinsurance to several companies within the Asia Pacific region. The Company plans to open a representative office in Taiwan during the first quarter of 1999.

         Within the Asia Pacific segment, five people were on staff in the Hong Kong office, five people were on staff in the Tokyo office, two people were hired for the Taiwan office, and RGA Australia maintained a staff of thirteen people in Sydney. The Hong Kong and Tokyo offices primarily provide marketing and underwriting service to the direct life insurance companies with other service support provided directly by RGA Reinsurance operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administration service with additional support provided by RGA Reinsurance operations.

Other International Operations

         The other international operations represented 0.4% and 0.3%, of the Company's net premiums in 1998 and 1997, respectively. This segment provides life reinsurance to international clients throughout Europe and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. During 1998, the Company continued its expansion efforts, with actions underway to license a life reinsurance subsidiary in London. In addition, the Company established RGA South Africa, with offices in Cape Town and Johannesburg, South Africa, to promote life reinsurance in South Africa. The Company entered into a joint venture to form RGA Financial Products, Limited ("RGAFP") which had not commenced any business as of December 31, 1998.

         The other international operations are supported by divisional management through RGA International based in Toronto. This subsidiary of RGA had a staff of eight people that provided marketing support for operations in existing and potential future markets. Additional support was provided by RGA Reinsurance. The developing operations in the United Kingdom maintained a staff of three people while RGA South Africa maintained a staff of six people.

Discontinued Operations

         As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. The accident and health operations was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. RGA has given notice to all reinsureds and retrocessionaires that all treaties will be cancelled at the expiration of their term. If the treaty is continuous, a written Preliminary Notice of Cancellation was given, followed by a final notice within 90 days of the expiration date. Included in 1998 and 1997 net income were additional pre-tax charges of $32.0 million and $21.0 million, respectively to increase the segment's reserves. The additional reserves are expected to cover the run-off of the business accepted from outside managed pools as well as the accident and health risks internally underwritten by the Company in which it has earned premiums through December 31, 1998. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. The Company does not expect to incur significant operating losses for premiums earned subsequent to December 31, 1998. The consolidated statements of income for all periods presented have been restated, as appropriate, to reflect this line of business being accounted for as a discontinued operation.


D.       FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

         The Company's foreign operations are primarily in Canada, Latin America, and the Asia Pacific region, which includes Australia. Revenue, income
(loss) which includes net realized gains (losses) before income tax and minority interest, and identifiable assets attributable to these geographic regions were identified in Note 16 of the Notes to Consolidated Financial Statements, which
Note is incorporated herein by reference.


E.       EXECUTIVE OFFICERS OF THE REGISTRANT

         For information regarding the executive officers of the Company, see
Part III, Item 10, entitled "Directors and Executive Officers of the
Registrant."

Item 2.       PROPERTIES

         RGA Reinsurance houses its employees and the majority of RGA's officers in 71,994 square feet of office space at 660 Mason Ridge Center Drive, St. Louis County, Missouri. These premises are leased from General American for an initial term ending August 31, 1999, at an annual rent of $1,585,308 plus a pro-rated share of increases in taxes and operating expenses for the building beyond the levels of 1995. A portion of this office space is subleased to subsidiaries. RGA Reinsurance also sub-leases approximately 5,100 square feet of office space in St. Louis. The sub-lease expires in August 1999. The rental expenses paid by RGA Reinsurance under the sub-lease during 1998 were approximately $9,600. RGA Reinsurance entered into a new lease on December 28, 1998 to move its principal offices in St. Louis. The new premises are leased for an initial term of ten years, commencing on or about August 1, 1999, at an annual rent of $1,963,010, plus a pro-rated share of increases in taxes and operating expenses for the building beyond the levels of 1999.

         RGA Reinsurance also conducts business from approximately 1,800 square feet of office space located in Hong Kong and approximately 1,300 square feet of office space located in Tokyo, Japan. The rental expenses paid by RGA Reinsurance under the leases during 1998 were approximately $145,000 and $90,500 for Hong Kong and Tokyo, respectively. RGA Australia conducts business from approximately 5,649 square feet of office space located in Sydney, Australia and paid $55,000 during 1998 for lease expense. The Hong Kong and Tokyo leases expire in January 2001 and December 2000 respectively. The Sydney lease expires in October 2003.

         RGA Reinsurance also conducts business from approximately 1,500 square feet of office space in Mexico City, Mexico. The rental expenses paid by RGA Reinsurance under the lease during 1998 were approximately $17,000. The lease expires in December 1999.

         General American Argentina conducts business from approximately 6,800 square feet of office space in Buenos Aires, Argentina, pursuant to several leases. Rental expense paid for the office was approximately $108,000 during 1998. BHIF America and RGA Chile conduct business from approximately 4,900 square feet of office space in Santiago, Chile. The lease expense paid during 1998 was approximately $48,000. One of the Buenos Aires leases expires in July 1999 with the remaining leases expiring in December 2001. The Santiago lease expires in April 2000.

         RGA Canada's operations are conducted from approximately 9,800 square feet of office space located in Montreal, Canada. The lease with respect to such space expires in 2010. Rental expenses paid by RGA Canada under the lease during 1998 were approximately $174,000. RGA Canada also sub-leases approximately 800 square feet of space in Montreal, Canada. The sub-lease expires in 2000. The rental expenses paid by RGA Canada under the sub-lease during 1998 were approximately $14,000. RGA Canada also leases approximately 5,900 square feet of space in Toronto, Canada. This lease expires in 2005. The rental expenses paid by RGA Canada under the Toronto lease during 1998 were approximately $126,500. RGA International conducts operations from approximately 9,800 square feet of office space located in Toronto, Canada. The lease with respect to such space expires in 2007. The rental expenses paid by RGA International under the lease during 1998 were approximately $57,000.

         Great Rivers Reinsurance Management conducts business from approximately 5,900 square feet of office space located in St. Louis, Missouri. The rental expenses paid for the office were approximately $165,000 during 1998. This lease expires in March 2002.

         RGA UK Reinsurance conducts business from approximately 3,000 square feet of office space in London, England. The rental expenses paid by RGA UK Reinsurance under the lease during 1998 were approximately
$31,000.  The lease expires in 2008.

         RGA South Africa conducts business from approximately 5,300 square feet of office space in Cape Town, South Africa. The rental expenses paid by RGA South Africa under the lease during 1998 were approximately $24,000. The lease expires in 2003.

         The Company believes its facilities have been generally well maintained, are in good operating condition. The Company believes with its move to the new facilities during 1999, the facilities are sufficient for our current and projected future requirements.

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

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

         Information on this subject is contained in the Annual Report for 1998 at pages 72-73 under the caption "Quarterly Data (Unaudited)"and at pages 34-35 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which sections are hereby incorporated by reference.

Dividend Policy

         Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.047 per share in 1998 (amounts adjusted to reflect the stock splits). All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations.

         The Board of Directors of RGA approved a three-for-two split of RGA's stock for all shareholders of record as of August 8, 1997, which was payable on August 29, 1997. Effective September 2, 1997, RGA stock began trading at a new, post-split price. Additionally, the Board of Directors of RGA approved a three-for-two split of RGA's common stock for all shareholders of record as of February 5, 1999, payable on February 26, 1999. Effective March 1, 1999, RGA stock began trading at the new, post-split price.

         Insurance companies are subject to statutory regulations that restrict the payment of dividends. In the case of RGA Reinsurance, Missouri regulations impose a limit of the greater of 10% of statutory capital and surplus or statutory operating income, both as of the end of the preceding year. Any dividend proposed by RGA Reinsurance in excess of these measures would, under Missouri law, be "extraordinary" and subject to review by the Missouri Director of Insurance. See "Business - Corporate Structure - Regulation."

Item 6.       SELECTED FINANCIAL DATA

         The information required by this item is found at pages 20-21 in the Annual Report for 1998 under the caption "Selected Consolidated Financial and Operating Data" which section is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion and analysis is incorporated by reference to the Annual Report for 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         This discussion and analysis is incorporated by reference to the Annual Report for 1998 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk"


Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is incorporated by reference to the Annual Report for 1998 under the following captions:

                                                                  Page of Annual
                           Index                                     Report
                           -----                                     ------
         Consolidated Balance Sheets                                   42
         Consolidated Statements of Income                             43
         Consolidated Statements of
             Stockholders' Equity                                    44 - 45
         Consolidated Statements of Cash Flows                         46
         Notes to Consolidated Financial Statements                  47 - 69
         Independent Auditors' Report                                  70

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

         The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Mr. Watson, Mr. Nitsou, Mr. Sherman and Mr. St-Amour, each individual holds the same position at RGA and RGA Reinsurance.

         David B. Atkinson became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson also serves as Executive Vice President and Chief Operating Officer of RGA, since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. Operations of the Company from 1994 to 1996 and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of certain RGA subsidiaries.

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

         Jack B. Lay is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of certain RGA subsidiaries.

         Paul A. Schuster is Executive Vice President, U. S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988.

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

         Roberto Baron is Senior Vice President, Latin American Division. Prior to joining RGA in 1997 as Vice President, Latin American Division, Mr. Baron was a Consulting Actuary for William M. Mercer and a Pricing Actuary for Seguros Bolivar, a life insurance company in Colombia. Mr. Baron was promoted to the position of Senior Vice President, Latin American Division in 1998.

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

         Todd C. Larson is Vice President & Controller. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to this position he was an accountant for KPMG LLP from 1985 through 1993 (most recently as a Senior Manager).

         James E. Sherman is General Counsel and Secretary of the Company. Mr. Sherman joined General American in 1983. He has served as Associate General Counsel of General American since 1995. Mr. Sherman is an officer of RCM as well as RGA Reinsurance and Fairfield Management Group, subsidiaries of RGA Reinsurance.

         Andre St-Amour is President and Chief Executive Officer of RGA Canada and Chief Agent for the General American Life Insurance Company Canadian Branch. Mr. St-Amour was promoted to Chief International Officer of RGA in March 1999. Prior to January 1995, he was President and Chief Operating Officer. Mr. St-Amour joined RGA Canada in 1992 when the company acquired the reinsurance business of National Re. Mr. St-Amour served as Executive Vice President, Life Division, of National Re from 1989 to 1991. Prior to joining National Re, Mr. St-Amour served in a variety of actuarial positions with Canadian National Railways and Laurentian Mutual Insurance Company.

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

         Richard A. Liddy is Chairman of the Board of the Company. He also serves as Chairman, President, and Chief Executive Officer of General American Life Insurance Company, and President and Chairman of GenAmerica Corporation and General American Mutual Holding Company (General American Holding). From 1982 through 1988, he was Senior Vice President and Executive Vice President of Continental Corporation, and President, Financial Services Group of Continental Insurance Company. He is also Chairman of the Board of General American Capital Company and The Walnut Street Funds, Inc., each a registered investment company, and is a director of Ameren Corporation, Brown Group, Inc., Conning Corporation and Ralston Purina Company. Mr. Liddy is also Chairman of Cova Corporation, Paragon Life Insurance Company, Security Equity Life Insurance Company and Security Mutual Life Insurance Company of New York, and a number of other subsidiaries and affiliates of General American Holding.


Item 11.      EXECUTIVE COMPENSATION

         Information on this subject is found in the Proxy Statement under the captions "Executive Compensation" and "Nominees and Continuing Directors" and is incorporated herein by reference. The proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information of this subject is found in the Proxy Statement under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Nominees and Continuing Directors" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company's fiscal year.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on this subject is found in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

The following consolidated statements are incorporated by reference to the Annual Report for 1998 under the following captions:

Index                                                                     Page
-----                                                                     ----

Consolidated Balance Sheets                                                42
Consolidated Statements of Income                                          43
Consolidated Statements of  Stockholders' Equity                          44-45
Consolidated Statements of Cash Flows                                      46
Notes to Consolidated Financial Statements                                47-69
Independent Auditors' Report                                               70


    2.   Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule                                                                  Page
--------                                                                  ----

I             Summary of Investments                                       29

III           Supplementary Insurance Information                         30-31

IV            Reinsurance                                                  32

V             Valuation and Qualifying Accounts                            33

    All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Exhibit 13.1 attached hereto.

    3.   Exhibits

    See the Index to Exhibits on page 35.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on February 1, 1999, regarding the three-for-two stock split of all classes of the registrant's Common Stock. The stock split was in the form of a stock dividend payable February 26, 1999, to stockholders of record on February 5, 1999. No other reports on Form 8-K were filed during the three months ended December 31, 1998.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:

Under date of January 27, 1999, we reported on the consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                    /s/ KPMG LLP









St. Louis, Missouri
January 27, 1999

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                 SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1998

                                  (in millions)

                                                                                                          Amount at
                                                                                                            which
                                                                                                           shown in
                                                                                    Fair                 the Balance
                Type of Investment                                Cost             Value (3)             Sheets (1)(3)
                ------------------                                ----             ---------             -------------



Fixed maturities:
Bonds:
 United States government and government agencies
   and authorities                                             $  302.2             $  305.7               $  305.7
Foreign governments (2)                                           281.7                334.5                  334.5
Public utilities                                                  233.3                279.9                  279.9
All other corporate bonds                                       2,796.4              2,781.5                2,781.5
                                                               --------             --------               --------
         Total fixed maturities                                 3,613.6              3,701.6                3,701.6
                                                               --------             --------               --------
Equity securities                                                  13.1                 13.1                   13.1
Mortgage loans on real estate                                     216.6                  XXX                  216.6
Policy loans                                                      513.9                  XXX                  513.9
Funds withheld at interest                                        359.8                  XXX                  359.8
Short-term investments                                            315.0                  XXX                  315.0
Other                                                               9.6                  XXX                    9.6
                                                               --------                                    --------
         Total investments                                     $5,041.6                  XXX               $5,129.6
                                                               ========                                    ========

(1) Fixed maturities are classified as available for sale and carried at fair value.

(2) The following exchange rates have been used to convert foreign securities to U.S. dollars:

    Canadian dollar             $0.6535/C$1.00
    Argentina dollar            $1.0002/A$1.00
    Chilean Peso                $0.0021/$1.00 Peso
    Australian dollar           $0.6123/$1.00 Aus

(3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities of $781.8 million, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.


See accompanying independent auditor's report

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)



                                                                 as of December 31,
                                       ------------------------------------------------------------------------
                                         Deferred Policy     Future Policy Benefits,     Other Policy Claims
                                        Acquisition Costs       Losses and Claims       and Benefits Payable
                                       ------------------------------------------------------------------------


                                         Assumed      Ceded     Assumed       Ceded        Assumed      Ceded
---------------------------------------------------------------------------------------------------------------
1996
U.S. operations                          $160,737    (7,182)   1,578,172     (52,754)      111,257     (5,342)
Canada operations                          52,039    (1,220)     184,800     (35,366)       11,390     (4,094)
Latin America operations                    4,773         -       67,103           -        21,656     (2,224)
Asia Pacific operations                    23,581         -       21,343          (3)        1,496       (548)
Other international operations                  -         -            -           -             -          -
Discontinued operations                       848       (11)      10,866        (252)       60,485    (20,228)
                                       ------------------------------------------------------------------------
   Total                                 $241,978    (8,413)   1,862,284     (88,375)      206,284    (32,436)
                                         ========    ======    =========     =======       =======    =======

1997
U.S. operations                          $203,486    (6,968)   2,735,772    (185,761)      157,240    (13,577)
Canada operations                          50,506      (505)     278,738     (54,627)       49,267    (34,536)
Latin America operations                    7,046         -      105,900      (1,243)       30,060     (2,274)
Asia Pacific operations                    33,633         -       66,760     (32,883)        5,432     (1,470)
Other international operations                  -         -        3,054          (6)        1,644          -
Discontinued operations                     2,680       (36)      23,587      (1,146)      101,205    (31,323)
                                       ------------------------------------------------------------------------
   Total                                 $297,351    (7,509)   3,213,811    (275,666)      344,848    (83,180)
                                         ========    ======    =========    ========       =======    =======

1998
U.S. operations                          $247,424    (5,691)   3,797,712    (182,275)      261,661     (9,093)
Canada operations                          56,159    (3,064)     515,632     (60,289)       29,048    (14,881)
Latin America operations                    9,532         -      138,550        (108)       56,453     (4,894)
Asia Pacific operations                    45,053         -       89,671     (42,888)       17,021     (6,453)
Other international operations                 54         -        4,054           -         5,759          -
Discontinued operations                     1,724      (149)      25,402      (2,224)      112,107    (21,412)
                                       ------------------------------------------------------------------------
   Total                                 $359,946    (8,904)   4,571,021    (287,784)      482,049    (56,733)
                                         ========    ======    =========    ========       =======    =======





See accompanying independent auditor's report

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
          SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (IN THOUSANDS)



                                                                 as of December 31,
                                    -------------------------------------------------------------------------
                                                          Net        Benefits,                       Other
                                          Premium     Investment    Claims and     Amortization    Operating
                                          Income        Income        Losses          of DAC       Expenses
                                    -------------------------------------------------------------------------
   1996
U.S. operations                          $486,431        98,250      (414,473)        (33,920)      (70,878)
Canada operations                          63,118        15,369       (49,270)         (1,603)      (14,240)
Latin America operations                   46,802         6,032       (42,641)              -        (8,090)
Asia Pacific operations                    21,066           960       (11,641)           (575)      (15,118)
Other international operations                286           350          (170)              -        (2,771)
Corporate                                       -        14,848             -               -       (14,589)
                                    -------------------------------------------------------------------------
   Total                                 $617,703       135,809      (518,195)        (36,098)     (125,686)
                                         ========       =======      ========         =======      ========

   1997
U.S. operations                          $554,254       141,306      (498,670)        (37,469)      (79,596)
Canada operations                          83,563        18,936       (76,265)        (10,775)      (18,023)
Latin America operations                   68,190        10,615       (63,590)              -       (14,465)
Asia Pacific operations                    36,591         1,126       (21,164)         (3,485)      (19,494)
Other international operations              2,170           383        (1,755)              -        (4,791)
Corporate                                       -        14,718             -               -       (15,237)
                                    -------------------------------------------------------------------------
   Total                                 $744,768       187,084      (661,444)        (51,729)     (151,606)
                                         ========       =======      ========         =======      ========

   1998
U.S. operations                          $716,244       231,475      (693,033)        (58,375)      (89,598)
Canada operations                         144,784        38,858      (128,880)         (1,976)      (31,131)
Latin America operations                   98,679        17,786       (94,650)               -      (18,238)
Asia Pacific operations                    53,072         2,545       (31,900)         (5,918)      (23,972)
Other international operations              3,641           479        (2,685)            (13)       (7,467)
Corporate                                       -        10,637             -               -       (18,609)
                                    -------------------------------------------------------------------------
   Total                               $1,016,420       301,780      (951,148)        (66,282)     (189,015)
                                       ==========       =======      ========         =======      ========







See accompanying independent auditor's report

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                            SCHEDULE IV - REINSURANCE
                                  (IN MILLIONS)


                                                                                                            Percentage
                                                            Ceded to         Assumed                        of Amount
                                                Gross         Other         from Other         Net          Assumed to
                                                Amount      Companies       Companies         Amount           Net
                                                ------      ---------       ---------         ------           ---

                1996
Life insurance in force                         $  85         $39,050        $168,339        $129,374         130.12%
Premiums
     U.S. operations                            $ 2.5          $134.2          $618.1          $486.4         127.08%
     Canada operations                              -            18.4            81.5            63.1         129.16%
     Latin America operations                    41.7             1.3             6.4            46.8          13.68%
     Asia Pacific operations                        -             0.7            21.8            21.1         103.32%
     Other international                            -               -             0.3             0.3         100.00%
                                       ---------------------------------------------------------------
          Total                                 $44.2         $ 154.6        $  728.1        $  617.7         117.87%
                                                =====         =======        ========        ========         =======

                1997
Life insurance in force                         $  83         $28,720        $227,260        $198,623         114.42%
Premiums
     U.S. operations                            $ 2.4          $133.0          $684.8          $554.2         123.57%
     Canada operations                              -            21.8           105.4            83.6         126.08%
     Latin America operations                    56.5             0.8            12.5            68.2          18.33%
     Asia Pacific operations                        -             0.8            37.4            36.6         102.19%
     Other international                            -             0.1             2.3             2.2         104.55%
                                       ---------------------------------------------------------------
          Total                                 $58.9         $ 156.5        $  842.4        $  744.8         113.10%
                                                =====         =======        ========        ========         =======

                1998
Life insurance in force                         $  83         $16,171        $330,615        $314,527         105.11%
Premiums
     U.S. operations                            $ 2.6          $186.7          $900.3          $716.2         125.71%
     Canada operations                              -            48.1           192.9           144.8         133.22%
     Latin America operations                    48.4             9.6            59.9            98.7          60.69%
     Asia Pacific operations                        -             3.8            56.9            53.1         107.16%
     Other international                            -             0.1             3.7             3.6         102.78%
                                       ---------------------------------------------------------------
          Total                                 $51.0         $ 248.3        $1,213.7        $1,016.4         119.41%
                                                =====         =======        ========        ========         =======


See accompanying independent auditor's report

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 1998

                                  (in millions)


                                    Balance at         Charges to        Charged to Other
                                   Beginning of        Costs and             Accounts-       Deductions-   Balance at End
       Description                    Period           Expenses              Describe          Describe      of Period
--------------------------------------------------------------------------------------------------------------------------
1996
Mortgage loan
   valuation allowance                $  -               $0.3                  $ -               $ -             $0.3
                                      ----               ----                  ---               ---             ----


Total                                 $  -               $0.3                  $ -               $ -             $0.3
                                      ====               ====                  ===               ===             ====

1997
Mortgage loan
   valuation allowance                $0.3               $0.1                  $ -               $ -             $0.4
                                      ----               ----                  ---               ---             ----


Total                                 $0.3               $0.1                  $ -               $ -             $0.4
                                      ====               ====                  ===               ===             ====

1998
Mortgage loan
   valuation allowance                $0.4               $0.3                  $ -               $ -             $0.7
                                      ----               ----                  ---               ---             ----



Total                                 $0.4               $0.3                  $ -               $ -             $0.7
                                      ====               ====                  ===               ===             ====










See accompanying independent auditor's report

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:   /s/ A. Greig Woodring
     ----------------------
         A. Greig Woodring
     President and Chief Executive Officer

Date:    March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 1999.


             Signatures                                               Title
             ----------                                               -----
/s/ Richard A. Liddy                March 29, 1999         Chairman of the Board and Director
--------------------------------------------------
Richard A. Liddy

/s/ A. Greig Woodring               March 29, 1999         President, Chief Executive Officer,
--------------------------------------------------         and Director
A. Greig Woodring                                          (Principal Executive Officer)

/s/ J. Cliff Eason                  March 29, 1999 *       Director
--------------------------------------------------
J. Cliff Eason

/s/ Bernard A. Edison               March 29, 1999 *       Director
--------------------------------------------------
Bernard A. Edison

/s/ Stuart I. Greenbaum             March 29, 1999 *       Director
--------------------------------------------------
Stuart I. Greenbaum

/s/ William A. Peck, M.D.           March 29, 1999 *       Director
--------------------------------------------------
William A. Peck, M.D.

/s/ Leonard M. Rubenstein           March 29, 1999 *       Director
--------------------------------------------------
Leonard M. Rubenstein

/s/ William P. Stiritz              March 29, 1999 *       Director
--------------------------------------------------
William P. Stiritz

/s/ H. Edwin Trusheim               March 29, 1999 *       Director
--------------------------------------------------
H Edwin Trusheim

/s/ Jack B. Lay                     March 29, 1999         Executive Vice President and Chief
--------------------------------------------------         Financial Officer
Jack B. Lay                                                (Principal Financial and Accounting
                                                            Officer)

*By:  /s/ Jack B. Lay                March 29, 1999
     ---------------------------------------------
         Jack B. Lay              Attorney-in-fact

                                INDEX TO EXHIBITS


                                                                                           Source
Exhibit                                                                                (See footnotes
Number                              Description                                          that follow)
------                              -----------                                        --------------
  2.1         Reinsurance Agreement dated as of December 31, 1992 between                     2
              General American Life Insurance Company ("General American") and
              General American Life Reinsurance Company of Canada ("RGA Canada")

  2.2         Retrocession Agreement dated as of July 1, 1990 between General                 2
              American and The National Reinsurance Company of Canada, as
              amended between RGA Canada and General American on December 31,
              1992

  2.3         Reinsurance Agreement dated as of January 1, 1993 between RGA                   2
              Reinsurance Company ("RGA Reinsurance", formerly "Saint Louis
              Reinsurance Company") and General American

  3.1         Restated Articles of Incorporation of Reinsurance Group of                     10
              America, Incorporated ("RGA"), as amended

  3.2         Bylaws of RGA                                                                   1

  3.3         Certificate of Designations for Series A Junior Participating                   5
              Preferred Stock (included as Exhibit A to Exhibit 4.2)

  4.1         Form of Specimen Certificate for Common Stock of RGA                            2

  4.2         Rights Agreement dated as of May 4, 1993, between RGA and                       5
              ChaseMellon Shareholder Services, L.L.C., as Rights Agent

  4.3         Second Amendment to Rights Agreement, dated as of April 22,                     10
              1998, between RGA and ChaseMellon Shareholder Services, L.L.C. (as successor to Boatmen's Trust Company), as Rights Agent

 10.1         Marketing Agreement dated as of January 1, 1993 between RGA                     3
              Reinsurance and General American

 10.2         Tax Allocation Agreement dated October 30, 1992 between RGA                     2
              Reinsurance and General American

 10.3         Tax Allocation Agreement dated as of January 15, 1993 among RGA,                2
              RGA Reinsurance, and General American

 10.4         Tax Sharing Agreement dated as of January 15, 1993 among RGA,                   2
              RGA Reinsurance, and General American

 10.5         Administrative Services Agreement dated as of January 1, 1993                   3
              between RGA and General American


                                                                                           Source
Exhibit                                                                                (See footnotes
Number                              Description                                          that follow)
------                              -----------                                        --------------
 10.6         Administrative Services Agreement dated as of January 1, 1993                   3
              between RGA Reinsurance and General American

 10.7         Management Agreement dated as of January 1, 1993 between RGA                    2*
              Canada and General American

 10.8         Investment Advisory Agreement dated as of January 1, 1993                       3
              between RGA and Conning Asset Management Company, formerly General
              American Investment Management Company ("CAM")

 10.9         Investment Advisory Agreement dated as of January 1, 1993                       3
              between RGA Reinsurance and CAM

 10.10        Lease Agreement dated as of May 17, 1993 between RGA and General                4
              American and Assignment to RGA Reinsurance

 10.11        Standard Form of General American Automatic Agreement                           2

 10.12        Standard Form of General American Facultative Agreement                         2

 10.13        Standard Form of General American Automatic and Facultative YRT                 2
              Agreement

 10.14        Shareholders' Agreement dated as of November 24, 1992 among                     3*
              General American, Fairfield Holding, Adrian N. Baker II, Richard
              H. Chomeau, and Anthony J. Sutcliffe, as amended with RGA and RGA
              Reinsurance

 10.15        Shareholders' Agreement dated as of March 20, 1992 among                        3*
              General American, RGA International, Ltd., formerly G.A. Canadian
              Holdings, Ltd., Penta-Life Group Inc., Claude M. Genest, Brendan
              Galligan, Graham Watson, Societe FSA 50 Inc., Aenigma Holdings
              Limited, Andre St-Amour, and Andre Primeau, as amended with RGA

 10.16        Registration Rights Agreement dated as of April 15, 1993 between                2
              RGA and General American

 10.17        RGA Reinsurance Management Incentive Plan, as amended and                       6*
              restated effective November 1, 1996

 10.18        RGA Reinsurance Management Deferred Compensation Plan (ended                    2*
              January 1, 1995)

 10.19        RGA Reinsurance Executive Deferred Compensation Plan (ended                     2*
              January 1, 1995)


                                                                                           Source
Exhibit                                                                                (See footnotes
Number                              Description                                          that follow)
------                              -----------                                        --------------

 10.20        RGA Reinsurance Executive Supplemental Retirement Plan (ended                   2*
              January 1, 1995)

 10.21        RGA Reinsurance Augmented Benefit Plan (ended January 1, 1995)                  2*

 10.22        RGA Flexible Stock Plan as amended and restated effective November
              1, 1996                                                                         6*

 10.23        Form of Directors' Indemnification Agreement                                    2

 10.24        RGA Executive Performance Share Plan as amended and restated
              effective November 1, 1996                                                      6*

 10.25        RGA Flexible Stock Plan for Directors                                           7*

 10.26        Employment Agreement dated April 6, 1992 between RGA Canada and
              Andre St-Amour                                                                  8*

 10.27        Restricted Stock Award to A. Greig Woodring dated January 28, 1998              9*

 13.1         Portions of Annual Report to Shareholders for 1998 Incorporated
              by Reference in the Form 10-K                                                   --

 21.1         Subsidiaries of RGA
                                                                                              --
 23.1         Consent of KPMG LLP
                                                                                              --
 24.1         Powers of Attorney for Messrs. Trusheim, Stiritz, Rubenstein,
              Peck, Greenbaum, Edison, and Eason
                                                                                              --
 27.1         Financial Data Schedule for the year ended December 31, 1998
                                                                                              --
 27.2         Financial Data Schedule for the year ended December 31, 1997
                                                                                              --
 27.3         Financial Data Schedule for the year ended December 31, 1996
                                                                                              --
 27.4         Financial Data Schedule for the three months ended March 31, 1998
                                                                                              --
 27.5         Financial Data Schedule for the six months ended June 30, 1998
                                                                                              --
 27.6         Financial Data Schedule for the nine months ended September 30,
              1998                                                                            --

 27.7         Financial Data Schedule for the three months ended March 31, 1997
                                                                                              --
 27.8         Financial Data Schedule for the six months ended June 30, 1997
                                                                                              --
 27.9         Financial Data Schedule for the nine months ended September 30,
              1997                                                                            --

  1 Documents incorporated by reference to Registration Statement on Form S-1 (No. 33-58960) filed on 2 March 1993 at the corresponding exhibit.

  2 Documents incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on 14 April 1993 at the corresponding exhibit.

  3 Documents incorporated by reference to Amendment No. 2 to Registration Statement on Form S-1 (No. 33-58960), filed on 29 April 1993 at the corresponding exhibit.

  4 Documents incorporated by reference to Form 10-K for fiscal year ended December 31, 1993 filed 29 March 1994 at the corresponding exhibit.

  5 Documents incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1997 (No. 1-11848) filed on 21 May 1997 at the corresponding exhibit.

  6 Documents incorporated by reference to Form 10-K for the year ended December 31, 1996 (No. 1-11848) filed on 24 March 1997 at the corresponding exhibit.

  7 Documents incorporated by reference to Registration Statement on Form S-8 (No. 333-27167) filed on 15 May 1997 at the corresponding exhibit.

  8 Documents incorporated by reference to Form 10-K for the year ended December 31, 1997 (No. 1-11848) filed on 25 March 1998 at the corresponding exhibit.

  9 Documents incorporated by reference to Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 1998 (No. 1-11848) filed on 14 May 1998 at the corresponding exhibit.

  10 Documents incorporated by reference to Registration Statement on Form S-3 (No. 333-5177) filed on 4 June 1998 at the corresponding exhibit.


  * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Part IV.