Form 10-Q
period 1999-03-31
REINSURANCE GROUP OF AMERICA INC
filed 1999-05-12
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
 [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------


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

                                 (314) 453-7439
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                         -----------------------------

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

VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 1999:
37,929,669 SHARES

NON-VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF
APRIL 30, 1999: 7,417,496 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS



         ITEM                                                                                  PAGE
         ----                                                                                  ----




                         PART I - FINANCIAL INFORMATION
                         ------------------------------

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 1999 and December 31, 1998                                                    3

         Condensed Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 1999 and 1998                                              4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 1999 and 1998                                              5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                                  6-9

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                           10-27


                           PART II - OTHER INFORMATION
                           ---------------------------

1        Legal Proceedings                                                                       27

6        Exhibits and Reports on Form 8-K                                                        28

         Signatures                                                                              29

         Index to Exhibits                                                                       30

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                            March 31,      December 31,
                                                                                             1999             1998
                                                                                          ------------    ------------
                                                                                             (Dollars in thousands)
              ASSETS
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $3,628,435 and
     $3,613,602 at March 31, 1999, and December 31, 1998, respectively)                   $  3,658,689    $ 3,701,617
Mortgage loans on real estate                                                                  221,956        216,636
Policy loans                                                                                   513,886        513,885
Funds withheld at interest                                                                     381,605        359,786
Short-term investments                                                                         377,673        314,953
Other invested assets                                                                           22,016         22,704
                                                                                          ------------    -----------
              Total investments                                                              5,175,825      5,129,581
Cash and cash equivalents                                                                       30,632         15,966
Accrued investment income                                                                       78,089         62,447
Premiums receivable                                                                            222,370        173,935
Funds withheld                                                                                  67,987         73,042
Reinsurance ceded receivables                                                                  288,998        259,688
Deferred policy acquisition costs                                                              380,679        351,042
Other reinsurance balances                                                                     135,945        217,677
Other assets                                                                                    30,196         35,175
                                                                                          ------------    -----------
              Total assets                                                                $  6,410,721    $ 6,318,553
                                                                                          ============    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                    $  1,701,060    $ 1,585,506
Interest sensitive contract liabilities                                                      2,975,468      2,985,515
Other policy claims and benefits                                                               494,005        482,049
Other reinsurance balances                                                                     107,988        177,806
Deferred income taxes                                                                          108,408        121,988
Other liabilities                                                                              173,852        105,471
Long-term debt                                                                                 109,771        107,994
                                                                                          ------------    -----------
              Total liabilities                                                              5,670,552      5,566,329
Minority interest                                                                                3,069          3,747
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                              -              -
   Common stock (par value $.01 per share; 75,000,000 shares authorized,
     39,073,613 shares issued and outstanding at March 31, 1999 and                                392           392
     December 31, 1998, respectively)
   Non-voting common stock (par value $.01 per share; 20,000,000 shares
      authorized; 7,417,496 shares issued and outstanding at March 31, 1999;                       74            74
      and December 31, 1999)
   Additional paid in capital                                                                  486,704        486,669
   Retained earnings                                                                           271,184        251,512
   Accumulated other comprehensive income                                                       (1,182)        30,305
                                                                                          -------------   ------------
      Total stockholders' equity before treasury stock                                         757,172        768,952
   Less treasury shares held of 1,143,944 and 1,178,270 at cost at
      March 31, 1999, and December 31, 1998, respectively                                      (20,072)       (20,475)
                                                                                          -------------   ------------
      Total stockholders' equity                                                               737,100        748,477
                                                                                          -------------   ------------
      Total liabilities and stockholders' equity                                          $  6,410,721    $ 6,318,553
                                                                                          =============   ============


See accompanying notes to condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



Three months ending March 31,                                                          1999               1998
(Dollars in thousands, except per share data)                                          ----               ----



REVENUES:
       Net premiums                                                                $  353,759           $243,077
       Investment income, net of related expenses                                      85,043             63,247
       Realized investment gains (losses), net                                            (83)               922
       Other revenue                                                                    4,388              6,223
                                                                                    ----------           --------
             Total revenues                                                           443,107            313,469

BENEFITS AND EXPENSES:
       Claims and other policy benefits                                               300,427            197,864
       Interest credited                                                               39,552             34,512
       Policy acquisition costs and other insurance expenses                           49,211             39,537
       Other operating expenses                                                        16,204             14,678
       Interest expense                                                                 1,956              2,025
                                                                                    ----------           --------
             Total benefits and expenses                                              407,350            288,616
                                                                                    ----------           --------

       Income before income taxes and minority interest                                35,757             24,853

       Provision for income taxes                                                      13,670              8,827
                                                                                    ----------           --------

       Income from continuing operations before minority interest                      22,087             16,026

Minority interest in earnings of consolidated subsidiaries                                109                151
                                                                                    ----------           --------

       Income from continuing operations                                               21,978             15,875

       Discontinued operations:
             (Loss) on / income from discontinued accident and health
                   operations, net of taxes                                                (21)                34
                                                                                    ----------           --------

       Net income                                                                  $   21,957           $ 15,909
                                                                                    ==========           ========


Earnings per share from continuing operations:
       Basic earnings per share                                                    $     0.48           $   0.42
                                                                                    ==========           ========

       Diluted earnings per share                                                  $     0.48           $   0.42
                                                                                    ==========           ========

Earnings per share from net income:
       Basic earnings per share                                                    $     0.48           $   0.42
                                                                                    ==========           ========

       Diluted earnings per share                                                  $     0.48           $   0.42
                                                                                    ==========           ========

Weighted average number of diluted shares outstanding
       (in thousands)                                                                  45,874             38,232
                                                                                    ==========           ========





See accompanying notes to condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                 Three months ended
                                                                                                        March 31,
                                                                                        --------------------------------
                                                                                          1999                   1998
                                                                                        --------               ---------
                                                                                              (Dollars in thousands)
OPERATING ACTIVITIES:
       Net income                                                                        $ 21,957              $ 15,909
       Adjustments to reconcile net income to net cash provided by operating activities:
             Change in:
                   Accrued investment income                                              (15,628)              (16,496)
                   Premiums receivable                                                    (48,232)                1,078
                   Deferred policy acquisition costs                                      (29,227)              (21,028)
                   Funds withheld                                                           5,055               (14,798)
                   Reinsurance ceded balances                                             (29,375)              (24,235)
                   Future policy benefits, other policy claims and benefits, and
                     other reinsurance balances                                           141,786               124,553
                   Deferred income taxes                                                    1,756                 8,538
                   Other assets and other liabilities                                      73,265               (51,980)
             Amortization of goodwill and value of business acquired                          202                   316
             Amortization of net investment discounts                                         721                  (581)
             Realized investment (losses) gains, net                                           83                  (922)
             Minority interest in earnings                                                    109                   153
             Other, net                                                                    (3,275)                 (458)
                                                                                        ----------             ---------
Net cash provided by operating activities                                                 119,197                20,049
INVESTING ACTIVITIES:
       Sales of investments:
             Fixed maturity securities - Available for sale                               392,613               110,752
             Mortgage loans                                                                 1,736                 -
       Maturities of fixed maturity securites - Available for sale                         17,512                19,176
       Purchases of fixed maturity securities - Available for sale                       (408,820)             (526,902)
       Cash invested in:
             Mortgage loans                                                               (11,474)              (23,767)
             Funds withheld at interest                                                   (21,820)               (2,394)
       Principal payments on:
             Mortgage loans                                                                 2,338                   511
             Policy loans                                                                   -                     8,794
       Change in short-term and other invested assets                                     (64,463)               85,735
                                                                                        ----------             ---------
Net cash used in investing activities                                                     (92,378)             (328,095)
FINANCING ACTIVITIES:
       Dividends to stockholders                                                           (2,285)               (1,514)
       Reissuance of treasury stock                                                           438                   387
       Excess (withdrawals) deposits on universal life and other
         investment type policies and contracts                                           (10,047)              310,998
                                                                                        ----------             ---------
Net cash (used in) provided by financing activities                                       (11,894)              309,871
Effect of exchange rate changes                                                              (259)                  107
                                                                                        ----------             ---------
Change in cash and cash equivalents                                                        14,666                 1,932
Cash and cash equivalents, beginning of period                                             15,966                37,395
                                                                                        ----------             ---------
Cash and cash equivalents, end of period                                               $   30,632             $  39,327
                                                                                        ==========             =========


See accompanying notes to condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION
The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998.

The Company has reclassified the presentation of certain prior period segment information to conform to the 1999 presentation. The condensed consolidated statements of income for all periods presented have been restated, as appropriate, to reflect the accident and health division being accounted for as a discontinued operation.

2.    EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share information):


FOR THE THREE MONTHS ENDED MARCH 31, 1999



---------------------------------------------------------------------------------------------------------------------
                                                                   Income             Shares              Per Share
                                                                (numerator)        (denominator)            Amount
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                         $21,957
---------------------------------------------------------------------------------------------------------------------
BASIC EPS:

Net earnings available to common
  shareholders                                                      21,957               45,334                $0.48
EFFECT OF DILUTIVE SECURITIES:

Stock options                                                                               540
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS:

Net earnings available to common
  shareholders and assumed full conversions                        $21,957               45,874                $0.48
---------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 1998

---------------------------------------------------------------------------------------------------------------------
                                                                   Income             Shares               Per Share
                                                                (numerator)        (denominator)            Amount
---------------------------------------------------------------------------------------------------------------------

NET INCOME                                                         $15,909
---------------------------------------------------------------------------------------------------------------------
BASIC EPS:

Net earnings available to common shareholders                       15,909               37,827                $0.42

EFFECT OF DILUTIVE SECURITIES:
Stock options                                                                               405
---------------------------------------------------------------------------------------------------------------------
DILUTED EPS:
Net earnings available to common
  shareholders and assumed full conversions                        $15,909               38,232                $0.42
---------------------------------------------------------------------------------------------------------------------



3.       COMPREHENSIVE INCOME

Total comprehensive (loss) income for the three months ended March 31, 1999 and 1998 was a loss of $9.5 million and income of $22.6 million, respectively.

The following schedule reflects the change in accumulated other comprehensive income for the period ending March 31, 1999 (dollars in thousands):




----------------------------------------------------------------------------------------------------------------
                                                                                                   ACCUMULATED
                                                                        UNREALIZED                    OTHER
                                                      FOREIGN        GAINS (LOSSES)              COMPREHENSIVE
                                                  CURRENCY ITEMS     ON SECURITIES               INCOME (LOSS)
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                            $(14,968)                $45,273                $30,305

Current period change                                         460               (31,947)               (31,487)
                                                              ---               --------               --------
Balance at March 31, 1999                               $(14,508)                $13,326               $(1,182)
----------------------------------------------------------------------------------------------------------------



The following schedule reflects the change in accumulated other comprehensive income for the period ending March 31, 1998 (dollars in thousands):




----------------------------------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED
                                                                              UNREALIZED             OTHER
                                                         FOREIGN               GAINS ON          COMPREHENSIVE
                                                       CURRENCY ITEMS         SECURITIES             INCOME
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             $(8,201)                $67,290                $59,089

Current period change                                       (157)                  6,847                  6,690
                                                            -----                  -----                  -----
Balance at March 31, 1998                                $(8,358)                $74,137                $65,779
----------------------------------------------------------------------------------------------------------------



4.       SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the 1998 Annual Report. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest. There are no intersegment transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company's reportable segments are strategic business units that are segregated by geographic region. Total revenues from continuing operations are reflected by major product divisions between reinsurance and direct insurance. Total revenues are primarily from external customers with significant intercompany activity eliminated through consolidation. Information related to revenues and income (loss) before income taxes and minority interest of the Company's continuing operations are summarized below (in thousands).


FOR THE THREE MONTHS ENDING MARCH 31,                                       1999                     1998

REVENUES
     Reinsurance:
       U.S.                                                             $337,074                 $ 237,944
       Canada                                                             47,539                    31,638
       Latin America                                                      16,057                    14,148
       Asia Pacific                                                       17,104                    12,485
       Other international                                                 5,119                       531
                                                                        --------                 ---------
     Total reinsurance revenues                                          422,893                   296,746
     Direct insurance:
       Latin America                                                      15,952                    15,106
                                                                        --------                 ---------
     Total direct revenues                                                15,952                    15,106
       Corporate                                                           4,262                     1,617

       Total from continuing operations                                 $443,107                 $ 313,469
                                                                        ==================================




FOR THE THREE MONTHS ENDING MARCH 31,                                       1999                     1998
(Dollars in thousands)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST
     U.S.                                                               $ 37,296                 $ 24,421
     Canada                                                                5,198                    3,620
     Latin America                                                         1,551                      678
     Asia Pacific                                                         (7,764)                     (18)
     Other international                                                    (600)                  (1,220)
     Corporate                                                                76                   (2,628)
                                                                       -----------------------------------
     Total from continuing operations                                   $ 35,757                 $ 24,853
                                                                       ===================================



There have been no material changes in reportable segment assets from the amounts disclosed in Note 16 of the 1998 Annual Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products include reinsurance of stable value products, bank-owned life insurance, and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Latin America operations also include traditional reinsurance and reinsurance of privatized pension products primarily in Argentina. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance Company ("RGA Reinsurance"). Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest.

Consolidated income from continuing operations before income taxes and minority interest increased 43.9% in 1999. After tax diluted earnings per share from continuing operations were $0.48 for 1999 compared with $0.42 for 1998. Earnings were attributed primarily to the strong performance of traditional reinsurance in the U.S. and Canada. In addition, continued growth in non-traditional products in the U.S. and developing business in Latin America has contributed to the increase. For the Asia Pacific segment, results were lower with a loss in Australia and losses from the Japan and Hong Kong operations due to adverse mortality. For the other international segment, the underlying product earnings associated with the development of new business are beginning to emerge, however the segment reported a loss during the current quarter. The Company believes that the sustained growth in premiums will continue to lessen the burden of start-up costs. Further discussion and analysis of the results for 1999 compared to 1998 are presented by segment.

U.S. OPERATIONS (dollars in thousands)
FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1999


                                                     -------------------------------------------------------------------
                                                                               NON-TRADITIONAL
                                                                            ASSET-        FINANCIAL          TOTAL
                                                       TRADITIONAL        INTENSIVE      REINSURANCE          U.S.
                                                     ------------------------------------------------------------------
REVENUES:
  Net premiums                                         $      268,049    $       312    $             -   $     268,361
  Investment income, net of related expenses                   29,493         35,664                  -          65,157
  Realized investment gains, net                                 (423)           299                  -            (124)
  Other revenue                                                  (272)             -              3,952           3,680
                                                     -------------------------------------------------------------------
     Total revenues                                           296,847         36,275              3,952         337,074

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            215,374            112                  -         215,486
  Interest credited                                             7,894         31,019                  -          38,913
  Policy acquisition costs and other insurance
    expenses                                                   34,197          1,444              2,857          38,498
  Other operating expenses                                      6,681            170                 30           6,881
                                                     -------------------------------------------------------------------
       Total benefits and expenses                            264,146         32,745              2,887         299,778
       Income before income taxes and minority
       interest                                        $       32,701    $     3,530    $         1,065   $      37,296
                                                     ====================================================================


FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1998

                                                     -------------------------------------------------------------------
                                                                               NON-TRADITIONAL
                                                                            ASSET-        FINANCIAL          TOTAL
                                                       TRADITIONAL        INTENSIVE      REINSURANCE          U.S.
                                                     ------------------------------------------------------------------
REVENUES:
  Net premiums                                         $      180,375    $         -     $            -   $     180,375
  Investment income, net of related expenses                   24,720         27,830                  -          52,550
  Realized investment gains, net                                  445            241                  -             686
  Other revenue                                                   306              -              4,027           4,333
                                                     -------------------------------------------------------------------
     Total revenues                                           205,846         28,071              4,027         237,944

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            144,468             22                  -         144,490
  Interest credited                                            10,623         23,614                  -          34,237
  Policy acquisition costs and other insurance
    expenses                                                   26,211          1,042              3,120          30,373
  Other operating expenses                                      4,205            185                 33           4,423
                                                     -------------------------------------------------------------------
       Total benefits and expenses                            185,507         24,863              3,153         213,523
       Income before income taxes and minority
       interest                                         $      20,339    $     3,208    $           874   $       24,421
                                                     ====================================================================

During the first quarter of 1999, income before income taxes and minority interest for the U.S. operations increased 52.7%, to $37.3 million from $24.4 million for the same period in 1998. U.S. operations include traditional and non-traditional reinsurance. The components of non-traditional reinsurance are asset-intensive and financial reinsurance. Each line within the U.S. operations increased, but traditional reinsurance accounts for the majority of the growth in this segment.

Traditional Reinsurance
The U.S. traditional reinsurance segment is the oldest and largest segment of the Company. This segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 1999, production totaled $34.7 billion of new assumed in force, compared to $30.9 billion for the same period in 1998. This increase was attributed to the processing of several in force blocks of business and continued strong production on new and existing treaties. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the level of production is uncertain.


Income before income taxes and minority interest for U.S. traditional reinsurance increased 60.8% to $32.7 million in the first quarter 1999 from $20.3 million for the same period in 1998. The increase in income was primarily attributable to strong premium growth and the increase in investment income driven by new business transactions, coupled with good mortality experience.

Net premiums for U.S. traditional reinsurance rose 48.6% to $268.0 million in the first quarter of 1999 from $180.4 million for the same period in 1998. New premium on in force blocks of business, renewal premium on existing blocks of business and new business premiums from facultative and automatic treaties all contributed to this growth. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 19.3% to $29.5 million in the first quarter of 1999 from $24.7 million for the same period in 1998. This increase was due to the continued growth of business in this segment which resulted in the invested asset base, which included total investments, cash, and accrued investment income, increasing to $1.7 billion in the first quarter of 1999 from $1.5 billion for the same period in 1998.

The amount of claims and other policy benefits increased 49.1% to $215.4 million in the first quarter of 1999 from $144.5 million for the same period in 1998, primarily resulting from the increased size of the business in force. Claims and other policy benefits, as a percentage of net premiums, were 80.3% and 80.1%, in the first quarter of 1999 and 1998, respectively. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term. Interest credited relates to amounts credited on the Company's cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in cash surrender value and changes in interest crediting rates.

The amount of policy acquisition costs and other insurance expenses rose 30.5% to $34.2 million in the first quarter of 1999 from $26.2 million for the same period in 1998. As a percentage of net premiums, policy acquisition costs and other insurance expenses were 12.8% and 14.5% for the first quarter of 1999 and 1998, respectively. The decrease was primarily attributable to a change in the mix of business that resulted in less acquisition costs during the current period. Other operating expenses increased 58.9% to $6.7 million for the first quarter of 1999 from $4.2 million for the same period in 1998. Other operating expenses for the first quarter of 1999 and 1998 remained relatively constant at 2.5% and 2.3% of premium, respectively. The increases in expenses were primarily due to the planned increases in costs associated with the growth of the business and an increase in corporate costs that are allocated based on premium or revenues.

Asset-Intensive Reinsurance
The U.S. asset-intensive reinsurance segment includes the reinsurance of stable value products, annuities, and bank-owned life insurance. Most of these agreements are coinsurance of non-mortality risks such that the Company recognizes profits primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

Income before income taxes and minority interest increased 10.0% to $3.5 million in the first quarter of 1999 from $3.2 million for the same period of 1998. Earnings for this segment are generated based on the spread between the investment earnings and the interest credited. The growth in earnings was attributable to the increase in the invested asset base to $2.2 billion in the first quarter of 1999 from $1.7 billion for the same period in 1998. Net premiums in this segment relate to a yearly renewable term treaty that reinsures the mortality risk of a bank-owned life insurance product. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.


Financial Reinsurance
The U.S. financial reinsurance segment includes net fees earned on financial reinsurance agreements and the equity in the unconsolidated results from the Company's ownership in RGA/Swiss Financial Group, L.L.C ("RGA/Swiss"). Financial reinsurance agreements represent low mortality risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

The increase in income before taxes and minority interest between the first quarter 1999 and 1998 was primarily attributable to an increase in the earnings of RGA/Swiss. Other revenue included fees of $3.1 million and $3.4 million for the first quarter of 1999 and 1998, respectively, from the assumption of financial reinsurance transactions. Policy acquisition costs and other insurance expenses include fees paid for the subsequent retrocession of these financial reinsurance transactions. The net fees earned from U.S. based financial reinsurance transactions were $0.2 million and $0.3 million for the first quarter of 1999 and 1998, respectively.

CANADA OPERATIONS (dollars in thousands)



FOR THE THREE MONTH PERIOD ENDING MARCH 31,                                                    1999               1998

REVENUES:
     Net premiums                                                                       $    35,620         $   25,026
     Investment income, net of related expenses                                              11,937              6,104
     Realized investment gains, net                                                               -                236
     Other revenue                                                                             (18)                272
                                                                                        ------------------------------
            Total revenues                                                                   47,539             31,638

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                                        35,884             23,115
     Interest credited                                                                          458                245
     Policy acquisition costs and other insurance expenses                                    4,406              2,855
     Other operating expenses                                                                 1,593              1,803
                                                                                        ------------------------------
          Total benefits and expenses                                                        42,341             28,018

          Income before income taxes and minority interest                              $     5,198         $    3,620
                                                                                        ==============================


Income before income taxes and minority interest increased 43.6% in the first quarter of 1999. The increase was driven by a growth in premiums of 42.3% and an increase in investment income of 95.6% compared to the same period in prior year. The effects of changes in the foreign exchange rate during 1999 are not material.

Net premiums increased 42.3% to $35.6 million during 1999. The increase was the result of several major treaties being signed in 1998 that generated new premiums in the first quarter of 1999, as well as renewal premiums generated by the segment's production in 1998. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 95.6% in the current quarter due to an increase in the invested asset base. The invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions during the second and fourth quarter of 1998, and interest on the growth of funds withheld at interest related to a large in force block added in 1998.

Claims and other policy benefits increased 55.2% during the first quarter of 1999. Claims and other policy benefits as a percentage of net premiums were 100.7% of first quarter 1999 net premiums compared to 92.4% in 1998. The increase was mainly due to higher than expected claims in the first quarter of 1999 and is not expected to be a trend for the rest of the year. Mortality is expected to fluctuate somewhat from period to period but remains fairly constant over the long term. Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 12.4% in the first quarter of 1999 compared to 11.4% in 1998. The increase in this ratio in 1999 is primarily due to the changing mix of business to coinsurance from yearly renewable term agreements. These coinsurance agreements tend to have higher commission costs compared to yearly renewable term agreements.



LATIN AMERICA OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1999



                                                                                                         TOTAL LATIN
                                                                          DIRECT        REINSURANCE         AMERICA
REVENUES:
     Net premiums                                                     $     14,030    $       14,797     $      28,827
     Investment income, net of related expenses                              1,868             1,260             3,128
     Realized investment gains, net                                             12                 -                12
     Other revenue                                                              42                 -                42
                                                                      ------------------------------------------------
            Total revenues                                                  15,952            16,057            32,009

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       13,092            13,673            26,765
     Interest credited                                                         180                 -               180
     Policy acquisition costs and other insurance expenses                     992               393             1,385
     Other operating expenses                                                1,272               856             2,128
                                                                      ------------------------------------------------
          Total benefits and expenses                                       15,536            14,922            30,458

          Income before income taxes and minority interest            $        416    $        1,135     $       1,551
                                                                      ================================================



FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1998


                                                                                                            TOTAL LATIN
                                                                            DIRECT          REINSURANCE       AMERICA

REVENUES:
     Net premiums                                                     $     13,451    $       13,366     $       26,817
     Investment income, net of related expenses                              1,582              782               2,364
     Other revenue                                                              73                -                  73
                                                                     --------------------------------------------------
            Total revenues                                                  15,106           14,148              29,254

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       12,116           12,284              24,400
     Interest credited                                                          30                -                  30
     Policy acquisition costs and other insurance expenses                     978              372               1,350
     Other operating expenses                                                1,628            1,168               2,796
                                                                     --------------------------------------------------
          Total benefits and expenses                                       14,752           13,824              28,576

          Income before income taxes and minority interest            $        354    $         324      $          678
                                                                     ==================================================

For the Latin American operations, income before income taxes and minority interest more than doubled in the first quarter of 1999 compared to the same period in 1998. The increase was driven by a growth in premiums of 7.5% and an increase in investment income of 32.3% compared to the same period in prior year. Results improved primarily in the reinsurance operations with continued growth in privatized pensions in Argentina and developing business in Mexico. In addition, direct insurance business in Chile continued to be profitable.


Direct Insurance

For 1999, the income before taxes and minority interest for the Latin America direct business remained fairly level during 1999 at $0.4 million. Premiums increased slightly during the first quarter of 1999 compared to the same period in 1998 with an increase in single premium annuities sold in Chile. Investment income increased 18.1% during 1999. The invested assets for the subsidiaries have increased with growth in the business and capital contributions from RGA.

Claims and other policy benefits increased 8.1% during 1999 as a result of new business and the continued growth in Chilean single premium annuities. Interest credited represents amounts credited on Argentine universal life products. Increases in interest credited result from increases in direct sales of this product.

Policy acquisition costs and other insurance expenses remained level during 1999. As a percentage of net premiums, policy acquisition costs and other insurance expenses represented 7.1%, and 7.3% of net premiums for 1999 and 1998, respectively. These expenses have remained fairly level with the comparable growth in business. The percentages can also fluctuate due to variations in the mixture of business being written in Argentina and Chile. Other operating expenses decreased $0.4 million during 1999. The overall decrease was attributed to a decrease in Chilean overhead for the current period.


Reinsurance

Income before income taxes and minority interest increased $0.8 million during 1999 primarily from reinsurance business from privatized pensions in Argentina and developing business in Mexico and Chile.

Net premiums increased $1.4 million during 1999 primarily from an increase in privatized pension reinsurance in Argentina of $1.3 million. Net investment income increased 61.1% during 1999. Investment income for RGA Reinsurance is allocated to the various operating segments on the basis of net capital and investment performance varies with the composition of investments. This increase was due to the continued growth of business in this segment that resulted in the invested asset base, which included total investments, cash, and accrued investment income, increasing to $57.5 million in 1999 from $46.7 million in 1998.

The claims and other policy benefits for the reinsurance business increased $1.4 million during 1999. Claims and other policy benefits as a percentage of net premiums totaled 92.4%, and 91.9% for 1999 and 1998, respectively. This percentage fluctuates as claims related to the privatized pensions in Argentina continue to develop. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.


Policy acquisition costs and other insurance expenses remained level for 1999. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 2.7% and 2.8% for 1999 and 1998, respectively. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses decreased $0.3 million during 1999 as a result of a decrease in overhead allocation in the current period. The Company believes sustained growth in premiums will lessen the burden of start-up expenses and expansion costs.


ASIA PACIFIC OPERATIONS (dollars in thousands)


FOR THE THREE MONTHS ENDED MARCH 31,                                                    1999                    1998

REVENUES:
     Net premiums                                                                $    16,409              $   10,453
     Investment income, net of related expenses                                          415                     497
     Realized investment (losses), net                                                   (12)                      -
     Other revenue                                                                       292                   1,535
                                                                                 -----------------------------------
            Total revenues                                                            17,104                  12,485

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                                 18,740                   5,553
     Policy acquisition costs and other insurance expenses                             4,269                   4,837
     Other operating expenses                                                          1,746                   2,013
     Interest expense                                                                    113                     100
                                                                                 -----------------------------------
          Total benefits and expenses                                                 24,868                  12,503

          (Loss) before income taxes and minority interest                       $    (7,764)             $      (18)
                                                                                 ===================================


The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong, Japan, and a new a liaison office in Taiwan opened during the first quarter of 1999. Business is also conducted through RGA Australia, a wholly owned subsidiary in Australia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance.

The first quarter showed an increase of 57.0% in premiums, but a loss for the segment. The loss before income taxes and minority interest was $7.8 million in 1999 versus break-even results in

1998. The loss was caused by higher than expected claims and increases in reserves. In addition, during the first quarter of 1998 there was a full year of fees earned from a Japanese financial reinsurance treaty. This treaty was recaptured in the first quarter of 1999, and the fees earned in 1999 were consequently much lower.

Renewal premiums from the existing block of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business all contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income decreased during the quarter by 16.5%, reflecting the overall lower level of interest rates. Investment income for RGA Reinsurance is allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments. Other revenue during 1998 represented profit and risk fees associated with the financial reinsurance in Japan; these fees were substantially lower in 1999 as discussed above. Fees paid to retrocessionaires that were included in policy acquisition costs and other insurance expenses partially offset these fees earned.

Claims and other policy benefits more than doubled to $18.7 million in the first quarter of 1999. This amount includes claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Claims and other policy benefits as a percentage of net premiums increased to 114.2% in 1999 from 53.1% in 1998. The large increase was caused by several large claims in Japan and Hong Kong and the establishment of additional reserves for unreported claims in Japan and Australia. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

Policy acquisition costs and other insurance expenses decreased 11.7% in 1999. The primary cause of the decrease is the recapture of the financial reinsurance treaty discussed above. Excluding the costs associated with the financial reinsurance treaty, policy acquisition costs and other insurance expenses as a percentage of net premiums were 26.0% in 1999 versus 41.5% in 1998. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written in Asia Pacific. Other operating expenses decreased 13.3% in 1999 to $1.7 million. As a percentage of premiums, other operating expenses decreased to 10.6% in 1999 from 19.3% in 1997. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs.

OTHER INTERNATIONAL OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING MARCH 31,                                                  1999               1998
REVENUES:
     Net premiums                                                                       $   4,542          $     406
     Investment income, net of related expenses                                               165                115
     Realized investment gains, net                                                            40                  -
     Other revenue                                                                            372                 10
                                                                                        -----------------------------
            Total revenues                                                                  5,119                531

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                                       3,552                306
     Policy acquisition costs and other insurance expenses                                    653                122
     Other operating expenses                                                               1,514              1,323
                                                                                        -----------------------------
          Total benefits and expenses                                                       5,719              1,751

          (Loss) before income taxes and minority interest                              $    (600)         $  (1,220)
                                                                                        -----------------------------


The other international segment is the newest segment of the Company. This segment provides life reinsurance to international clients throughout Europe and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. The Company continues its expansion plans, with efforts underway to license a life reinsurance subsidiary in London. In addition, the Company established RGA South Africa, with offices in Cape Town and Johannesburg to promote life reinsurance in South Africa.

Net premiums increased to $4.5 million in the first quarter of 1999 primarily as a result of business generated from an automatic treaty with a United Kingdom client. Investment income for the segment is allocated on the basis of average net capital and the investment performance varies with the composition of investments.

Claims and other policy benefits rose slightly as a percentage of premiums to 78.2% in the first quarter of 1999 from 75.4% during the same period in 1998. Year to year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this segment. Other operating expenses increased $0.2 million during the first quarter of 1999 compared to the same period in 1998. The overall increase in operating expenses was attributed to increases in costs associated with the expansion efforts within the segment.

CORPORATE AND OTHER SELECTED CONSOLIDATED INFORMATION

Corporate activity generally represents investment income on the undeployed proceeds from the Company's capital raising efforts, corporate expenses that include unallocated overhead and executive costs, as well as the interest expense related to the 7 1/4% Senior Notes ("Senior Notes") issued in 1996. In addition, the provision for income taxes is generally calculated based on the overall operations of the Company and allocated to the segments. Tax expense (benefit) is not used as a basis of measuring segment profit/loss.

Consolidated investment income from continuing operations increased 34.5% during 1999. The cost basis of invested assets increased $1.3 billion, or 33.6% from March 31, 1998. The increase in the invested assets was a result of an increase in operating cash flows, reinsurance transactions involving deposits for asset-intensive products from ceding companies, primarily stable value product deposits, and proceeds from the Company's issuance of non-voting common stock in June 1998. The average yield earned on investments was 6.69% for the first quarter of 1999 compared with 7.06% for the same period in 1998. The decrease in overall yield reflected general decline in interest rates and the increase in assets supporting the stable value reinsurance product that are generally of a shorter duration and carry a lower average yield. Investment income has been allocated to the operational segments on the basis of average capital per segment.


Consolidated interest expense remained level at $2.0 million during the first quarter of 1999 and 1998. Interest expense relates primarily to the Senior Notes, drawdowns on a line of credit, and the financing of a portion of Australian Holdings. Interest related to the Senior Notes was $1.8 million in 1999 and 1998.


Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

Consolidated provision for income taxes for continuing operations increased 54.9% in the first quarter of 1999 as a result of higher pre-tax income. Income tax expense from continuing operations represented approximately 38.2% and 35.5% of pre-tax income for 1999 and 1998, respectively. The increase in the effective tax rate resulted from operating losses from foreign subsidiaries for which deferred tax assets can not be fully established.


DISCONTINUED OPERATIONS
At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported break-even results for the first quarter of 1999 and 1998. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. The experience on this block of business will continue to be monitored as the business runs off.


LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 1999, the Company generated $119.2 million in cash from operating activities. These increases were offset by cash used for investing of $92.4 million, withdrawals on asset-intensive and other investment type policies and contracts of $10.0 million, and dividends to stockholders of $2.3 million. The sources of funds of RGA's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

As RGA continues its expansion efforts, management continually analyzes capital adequacy issues. The Company has access to a line of credit. At March 31, 1999, $15.0 million was drawn upon that line. This liability is included in other liabilities on the balance sheet at March 31, 1999. The ability of RGA and Australian Holdings to make principal and interest payments, and to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of RGA's subsidiaries, the investment earnings on the undeployed funds at RGA, and the Company's ability to raise additional capital. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

INVESTMENTS
Invested assets remained fairly level at $5.2 billion at March 31, 1999, compared to $5.1 billion at December 31, 1998. The increase resulted primarily from positive operating cash flows. The Company has historically generated positive cash flows from operations, and expects to do so in the future.

At March 31, 1999, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before tax of $30.3 million.


MARKET RISK
Market risk is the risk of loss that may occur when fluctuation in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk so the Company's risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. RGA is primarily exposed to interest rate risk and foreign currency risk.

Interest Rate Risk
The Company manages interest rate risk and credit risk to maximize the return on the Company's capital and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income.

The Company's exposure to interest rate price risk and interest rate cash flow risk is reviewed on a quarterly basis. Interest rate price risk exposure is measured using interest rate sensitivity analysis to determine the change in fair value of the Company's financial instruments in the event of a hypothetical change in interest rates. Interest rate cash flow risk exposure is measured using interest rate sensitivity analysis to determine the Company's variability in cash flows in the event of a hypothetical change in interest rates. If estimated changes of fair value, net interest income, and cash flows are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets, liabilities and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive fixed rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in fair value of all financial instruments for the various rate shock levels at March 31, 1999. All market risk sensitive instruments presented in this table are available for sale. RGA has no trading securities.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of March 31, 1999, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.




                                                       Estimated Fair Value                               Percentage
                                                       --------------------                               ----------
Percentage Change in Interest Rates                      of Fixed Rate         Hypothetical              Hypothetical
-----------------------------------                      -------------         ------------              ------------
(Dollars in thousands)                                    Instruments            Change                    Change
                                                          -----------            ------                    ------

300 basis point rise                                   $   2,357,595            $(550,399)                 -18.93%
200 basis point rise                                   $   2,515,488            $(392,506)                 -13.50%
100 basis point rise                                   $   2,697,933            $(210,061)                  -7.22%
Base Scenario                                          $   2,907,994            $      -                     0.00%
100 basis point decline                                $   3,151,512            $ 243,518                    8.37%
200 basis point decline                                $   3,447,010            $ 539,016                   18.54%
300 basis point decline                                $   3,828,760            $ 920,766                   31.66%

At March 31, 1999, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in cash flows in the near term associated with floating-rate instruments for various rate shock levels at March 31, 1999. All floating rate interest sensitive instruments presented in this table are classified as available for sale.



                                                      Estimated Cash Flows                               Percentage
                                                        of Floating Rate        Hypothetical            Hypothetical
Percentage Change in Interest Rates                       Instruments             Change                   Change
-----------------------------------                   --------------------      ------------            ------------
300 basis point rise                                       $ 244,439              $  19,112                  8.48%
200 basis point rise                                       $ 237,155              $  11,828                  5.25%
100 basis point rise                                       $ 230,661              $   5,334                  2.37%
Base Scenario                                              $ 225,327              $      -                   0.00%
100 basis point decline                                    $ 252,587              $  27,260                 12.10%
200 basis point decline                                    $ 256,419              $  31,092                 13.80%
300 basis point decline                                    $ 268,453              $  43,126                 19.14%


Even though the cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments, the volatility in mortgage prepayments more than offsets the cash flows from interest. At March 31, 1999, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

Computations of prospective effects of hypothetical interest rate changes are based upon numerous assumptions, including relative levels of market interest rates and mortgage prepayments, and should not be relied upon as indicative of future results. Further, the computations do not contemplate any actions management could undertake in response to changes in interest rates.


Certain shortcomings are inherent in the method of analysis presented in the computation of the estimated fair value of fixed rate instruments and the estimated cash flows of floating rate instruments, which estimates constitute forward-looking statements. Actual values may differ materially from the projections presented due to a number of factors, including, without limitation, market conditions that may vary from assumptions used in the calculation of the fair value. In the event of a change in interest rates, prepayments could deviate significantly from those assumed in the calculation of fair value. Finally, the desire of many borrowers to repay their fixed-rate mortgage loans may decrease in the event of interest rate increases.


FOREIGN CURRENCY RISK
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company generally does not hedge the foreign currency translation exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). Currently, the Company believes its foreign currency transaction exposure is not material to the consolidated results of operations. Net income exposure which may result from the strengthening of the U.S. dollar to foreign currencies will adversely affect results of operations since the income earned in the foreign currencies is worth less in U.S. dollars. When evaluating investments in foreign countries, the Company considers the stability of the political and currency environment. Devaluation of the currency after an investment decision has been made will affect the value of the investment when translated to U.S. dollars for financial reporting purposes.

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

The Company does not have a mainframe computer and its "legacy" systems are based on technology that correctly handles the Year 2000 issue. A legacy system typically represents older systems that are not currently being maintained or enhanced. As the Company continues to grow, the steady investment in technology has allowed it to keep its systems current and handle impending problems, such as Year 2000, in the normal course of business.

Assessment
The Company has established a plan to address the Year 2000 issue and the work being performed in accordance with that plan is progressing on schedule. The Company identified all systems that are critical to the Company's reinsurance operations and has completed substantial testing of those critical systems. As of May 1, 1999, the Company continues to coordinate information relating to some of its foreign subsidiaries and ventures and plans to review the testing of its two direct writing companies in Latin America before June 30, 1999. Inventories of substantially all software, hardware, and trading partners are compiled in a Year 2000 database.

Each of these items has been researched for Year 2000 compliance, and all required components have been verified as Year 2000 compliant. In addition to internal systems, the Company relies on external systems and has included in the assessment and inventories those systems of significant external parties such as vendors, ceding companies and retrocessionaires. There is no known method to completely determine compliance of external systems, but an effort is being made to assure compliance of these external systems to the extent practicable. The Company has been working with external parties in conjunction with the Company's testing efforts, however the Company could be adversely affected if external parties fail to comply with the Year 2000 issue. This is a situation over which the Company has no direct control.

With respect to non-information technology systems, the Company is moving its St. Louis office in August 1999 and it is anticipated that the new leased premises and all equipment with embedded technology will be upgraded and Year 2000 compliant. The Company believes the only material non-information technology system outside of St. Louis is the premise occupied by the Company's operation in Canada. The Company has received confirmation from that building's management that the building will be functional, accessible, and not materially affected by the Year 2000 issue.


Testing
The Company completed testing of all critical systems by December 31, 1998. These tests revealed minor issues that have been addressed. As of December 31, 1998, 100% of the core systems have been tested successfully. The Company has since concluded gathering data from external parties. It is anticipated that the testing and assessment of the Company's Year 2000 readiness will be completed in 1999, in accordance with the Company's plan.

Contingency Plan
An outline of a contingency plan has been developed to reduce the possibility that any disruption caused by the Year 2000 issue would materially affect the Company's business or results of operations; however, no assurance can be given that the contingency plan would be successful. The contingency plan was formulated in conjunction with the compliance testing process. The plan includes an assessment of the Company's ability to manually enter data for clients that cannot provide electronic data, to estimate data for clients that have Year 2000 issues and cannot provide data to the Company, and to implement a recovery plan in the case of certain Year 2000 failures.


Costs
The Company expects to incur most of the costs of the Year 2000 effort primarily from testing of the administrative systems in St. Louis and Montreal. These systems support the administration of the majority of the Company's business. Therefore, the combined costs of these two locations would effectively represent substantially all of the Company's Year 2000 costs. The Company is continuing to work with its subsidiaries to ensure their compliance with the Year 2000 effort. Costs for St. Louis and Montreal were approximately $300,000 through December 31, 1998. The Company incurred costs of approximately $50,000 during 1999 and anticipates that the remaining costs for the project will be approximately $250,000 for the remainder of 1999 and $100,000 in 2000, respectively. The Company has estimated future costs based on its current knowledge and testing.

The Company met its goal to be substantially Year 2000 compliant by March 31, 1999. However, key external parties or service providers may fail to make their systems Year 2000 compliant by the necessary dates. There can be no assurances that this goal will be met or that there will not be failures on the part of external parties. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities and operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition, particularly as a result of the uncertainty of the Year 2000 readiness of third-party suppliers and clients. The Company believes that, with the completion of the compliance effort, the possibility of significant interruptions of normal operations will be significantly reduced. The Company also believes that a reasonably likely worst case scenario would occur in the event that clients are unable to provide data to process the reinsurance activity. In this event, the Company would estimate existing business based on the historical information in the Company's database. New business would be calculated based on the initial information used by the Company during its evaluation of the client's business. In these scenarios, the Company believes it can still administer reinsurance business based on estimates until reliable client data can be received.


NEW ACCOUNTING STANDARDS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999, and is effective for interim periods in the initial year of adoption. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect of the implementation of SFAS No. 133 on the results of operation, financial position, or liquidity. The Company plans to adopt the provisions of SFAS No. 133 in 2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this Form 10-Q regarding future financial performance and results and the other statements that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves, and Year 2000 compliance as well as assumptions relating to the foregoing. The words "expect," "project," "estimate," "anticipate," "should," "believe" and similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) general economic conditions affecting the demand for insurance and reinsurance in the Company's (as hereinafter defined) current and planned markets, (2) material changes in mortality and claims experience, (3) competitive factors and competitors' responses to the Company's initiatives, (4) successful execution of the Company's entry into new markets, (5) successful development and introduction of new products, (6) the stability of governments and economies in foreign markets, (7) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (8) the success of the Company's clients, including General American Life Insurance Company ("General American") and its affiliates, and (9) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF APRIL 30, 1999. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT.

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. Management does not believe that the Company is a party to any such pending litigation or arbitration that would have a material adverse effect on its future operations.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)           See index to exhibits.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on February 1, 1999, regarding the three-for-two stock split of all classes of the registrant's Common Stock. The stock split was in the form of a stock dividend payable February 26, 1999, to stockholders of record on February 5, 1999. No other reports on Form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES
                                   ----------




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Reinsurance Group of America, Incorporated



                                By:  /s/ A. Greig Woodring       5/7/99
                                     ----------------------------------
                                         A. Greig Woodring
                                   President & Chief Executive Officer
                                  (Principal & Chief Executive Officer)



                                     /s/ Jack B. Lay             5/7/99
                                     ----------------------------------
                                         Jack B. Lay
                                   Executive Vice President & Chief Financial
                                   Officer
                                   (Principal Financial and Accounting Officer)

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