Form 10-K/A
period 1998-12-31
REINSURANCE GROUP OF AMERICA INC
filed 1999-07-23
CIK 898174

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the voting common stock on May 28, 1999, as reported on the New York Stock Exchange was approximately $518,519,586. The aggregate market value of the non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the non-voting common stock on May 28, 1999, as reported on the New York Stock Exchange was approximately $222,540,212.

As of May 28, 1999, Registrant had outstanding 37,931,669 shares of voting common stock and 7,417,496 shares of non-voting common stock.

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

THE REGISTRANT HEREBY AMENDS ITS FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, FILED MARCH 30, 1999, TO INCLUDE A REFERENCE TO "QUARTERLY DATA" UNDER ITEM 8 OF
PART II. THE QUARTERLY DATA IS INCORPORATED BY REFERENCE TO PAGES 72 AND 73 OF THE ANNUAL REPORT FOR 1998 AND IS INCLUDED AS PART OF EXHIBIT 13.1, WHICH WAS PREVIOUSLY FILED.



                                     PART II

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         This information is incorporated by reference to the Annual Report for 1998 under the following captions:

                                                                      Page of Annual
                           Index                                           Report
                           -----                                           ------
         Consolidated Balance Sheets                                         42
         Consolidated Statements of Income                                   43
         Consolidated Statements of
              Stockholders' Equity                                        44-45
         Consolidated Statements of Cash Flows                               46
         Notes to Consolidated Financial Statements                       47-69
         Independent Auditors' Report                                        70
         Quarterly Data                                                   72-73


                                   SIGNATURES




         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Reinsurance Group of America, Incorporated



                                   By: /s/  Jack B. Lay               7/23/99
                                       -----------------------------------------
                                                     Jack B. Lay
                              Executive Vice President & Chief Financial Officer
                                  (Principal Financial and Accounting Officer)