Form 10-Q
period 1999-06-30
REINSURANCE GROUP OF AMERICA INC
filed 1999-08-16
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ______________


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

                         1370 TIMBERLAKE MANOR PARKWAY
                          CHESTERFIELD, MISSOURI 63017
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (636) 736-7439
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                          660 MASON RIDGE CENTER DRIVE
                            ST. LOUIS, MISSOURI 63141
                 (FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 30, 1999: 39,076,988 SHARES

NON-VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 30, 1999:
7,417,496 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


ITEM                                                                            PAGE
----                                                                            ----

                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 1999 and December 31, 1998                                       3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and six months ended June 30, 1999 and 1998                         4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 1999 and 1998                                   5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                 6-10

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         11-33

3        Quantitative and Qualitative Disclosures about Market Risk               33

                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                        34

4        Submission of Matters to a Vote of Security Holders                      34

6        Exhibits and Reports on Form 8-K                                         34

         Signatures                                                               35

         Index to Exhibits                                                        36


          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                        June 30,       December 31,
                                                                                                            1999               1998
                                                                                                    ------------       ------------
                                                                                                         (Dollars in thousands)
             ASSETS
Fixed maturity securities
       Available for sale-at fair value (amortized cost of $3,942,016 and
             $3,613,602 at June 30, 1999, and December 31, 1998, respectively)                       $ 3,873,459        $ 3,701,617
Mortgage loans on real estate                                                                            239,954            216,636
Policy loans                                                                                             519,912            513,885
Funds withheld at interest                                                                               537,018            359,786
Short-term investments                                                                                   171,202            314,953
Other invested assets                                                                                     20,901             22,704
                                                                                                     -----------         ----------
             Total investments                                                                         5,362,446          5,129,581
Cash and cash equivalents                                                                                100,873             15,966
Accrued investment income                                                                                 63,812             62,447
Premiums receivable                                                                                      287,611            173,935
Funds withheld                                                                                            67,358             73,042
Reinsurance ceded receivables                                                                            289,349            259,688
Deferred policy acquisition costs                                                                        422,683            351,042
Other reinsurance balances                                                                               119,485            217,677
Other assets                                                                                              15,267             35,175
                                                                                                     -----------        -----------
             Total assets                                                                            $ 6,728,884        $ 6,318,553
                                                                                                     ===========        ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                               $ 1,935,863        $ 1,585,506
Interest sensitive contract liabilities                                                                3,117,111          2,985,515
Other policy claims and benefits                                                                         508,801            482,049
Other reinsurance balances                                                                                90,464            177,806
Deferred income taxes                                                                                     96,906            121,988
Other liabilities                                                                                         95,857            105,471
Long-term debt                                                                                           183,824            107,994
                                                                                                     -----------        -----------
             Total liabilities                                                                         6,028,826          5,566,329
Minority interest                                                                                          2,400              3,747
Commitments and contingent liabilities
Stockholders' equity:
       Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
             shares issued or outstanding)                                                                  -                  -
       Common stock (par value $.01 per share; 75,000,000 shares authorized,
             39,073,613 shares issued and outstanding at June 30, 1999 and                                   392                392
             December 31, 1998, respectively)
       Non-voting common stock (par value $.01 per share; 20,000,000 shares
             authorized; 7,417,496 shares issued and outstanding at March 31, 1999;                           74                 74
             and December 31, 1998)
       Additional paid in capital                                                                        486,765            486,669
       Retained earnings                                                                                 289,588            251,512
       Accumulated other comprehensive income                                                            (59,112)            30,305
                                                                                                     -----------        -----------
             Total stockholders' equity before treasury stock                                            717,707            768,952
       Less treasury shares held of 1,141,944 and 1,178,270 at cost at
             June 30, 1999, and December 31, 1998, respectively                                          (20,049)           (20,475)
                                                                                                     -----------        -----------
             Total stockholders' equity                                                                  697,658            748,477
                                                                                                     -----------        -----------
             Total liabilities and stockholders' equity                                              $ 6,728,884        $ 6,318,553
                                                                                                     ===========        ===========


See accompanying notes to condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                    Three months ended            Six months ended
                                                                                          June 30,                    June 30,
                                                                                   ----------------------    -----------------------
                                                                                      1999         1998         1999        1998
                                                                                   -----------  ---------    ---------   -----------
                                                                                      (Dollars in thousands, except per share data)
REVENUES:
       Net premiums                                                                $ 316,765    $ 237,948    $ 670,524    $ 481,025
       Investment income, net of related expenses                                     87,491       71,807      172,534      135,054
       Realized investment gains, net                                                    578        1,797          495        2,719
       Other revenue                                                                   4,473        3,875        8,861       10,098
                                                                                   ---------    ---------    ---------    ---------
             Total revenues                                                          409,307      315,427      852,414      628,896

BENEFITS AND EXPENSES:
       Claims and other policy benefits                                              246,652      185,940      547,079      383,804
       Interest credited                                                              43,691       37,845       83,243       72,357
       Policy acquisition costs and other insurance expenses                          56,698       46,205      105,909       85,742
       Other operating expenses                                                       15,550       12,404       31,754       27,082
       Interest expense                                                                2,273        2,187        4,229        4,212
                                                                                   ---------    ---------    ---------    ---------
             Total benefits and expenses                                             364,864      284,581      772,214      573,197
             Income before income taxes and minority interest                         44,443       30,846       80,200       55,699

       Provision for income taxes                                                     18,446       11,141       32,116       19,968
                                                                                   ---------    ---------    ---------    ---------
             Income from continuing operations before minority interest               25,997       19,705       48,084       35,731

Minority interest in earnings of consolidated subsidiaries                               350          155          459          306
                                                                                   ---------    ---------    ---------    ---------
             Income from continuing operations                                        25,647       19,550       47,625       35,425

       Discontinued operations:
             (Loss) on discontinued accident and health operations,
                   net of taxes                                                       (4,971)        (332)      (4,992)        (298)
                                                                                   ---------    ---------    ---------    ---------
             Net income                                                            $  20,676    $  19,218    $  42,633    $  35,127
                                                                                   =========    =========    =========    =========
Earnings per share from continuing operations:
       Basic earnings per share                                                    $    0.57    $    0.49    $    1.05    $    0.91
                                                                                   =========    =========    =========    =========
       Diluted earnings per share                                                  $    0.56    $    0.48    $    1.04    $    0.90
                                                                                   =========    =========    =========    =========
Earnings per share from net income:
       Basic earnings per share                                                    $    0.46    $    0.48    $    0.94    $    0.90
                                                                                   =========    =========    =========    =========
       Diluted earnings per share                                                  $    0.45    $    0.48    $    0.93    $    0.89
                                                                                   =========    =========    =========    =========
Weighted average number of diluted shares outstanding
       (in thousands)                                                                 45,861       40,400       45,874       39,316
                                                                                   =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                              Six months ended
                                                                                                   June 30,
                                                                                        -------------------------------
                                                                                            1999               1998
                                                                                        -----------        ------------
                                                                                             (Dollars in thousands)
OPERATING ACTIVITIES:
       Net income                                                                       $    42,633        $    35,127
       Adjustments to reconcile net income to net cash provided by operating activities:
             Change in:
                   Accrued investment income                                                 (1,359)           (28,460)
                   Premiums receivable                                                     (113,394)           (30,846)
                   Deferred policy acquisition costs                                        (62,518)           (38,516)
                   Funds withheld                                                             5,684            (52,208)
                   Reinsurance ceded balances                                               (29,840)           (10,082)
                   Future policy benefits, other policy claims and benefits, and
                     other reinsurance balances                                             235,669            246,929
                   Deferred income taxes                                                     27,394             18,003
                   Other assets and other liabilities                                         3,793            (59,696)
             Amortization of goodwill and value of business acquired                            516                839
             Amortization of net investment discounts                                       (14,132)            (6,617)
             Realized investment (losses) gains, net                                           (495)            (2,719)
             Minority interest in earnings                                                      459                313
             Other, net                                                                        (352)              (936)
                                                                                        -----------        -----------
Net cash provided by operating activities                                                    94,058             71,131

INVESTING ACTIVITIES:
       Sales of investments:
             Fixed maturity securities - Available for sale                                 832,459            198,109
             Mortgage loans                                                                   4,543               --
       Maturities of fixed maturity securites - Available for sale                           28,349             33,440
       Purchases of fixed maturity securities - Available for sale                       (1,151,972)          (961,386)
       Cash invested in:
             Mortgage loans                                                                 (35,160)           (56,157)
             Policy loans                                                                    (6,026)            (6,155)
             Funds withheld at interest                                                    (177,232)            (6,989)
       Principal payments on:
             Mortgage loans                                                                   5,925              4,076
             Policy loans                                                                      --                8,794
       Change in short-term and other invested assets                                       143,732              1,492
                                                                                        -----------        -----------
Net cash used in investing activities                                                      (355,382)          (784,776)

FINANCING ACTIVITIES:
       Dividends to stockholders                                                             (4,558)            (3,028)
       Proceeds from stock offering                                                            --              221,837
       Reissuance of treasury stock                                                             427                598
       Excess deposits on universal life and other
         investment type policies and contracts                                             274,494            483,314
       Proceeds from debt issuance                                                           75,000               --
                                                                                        -----------        -----------
Net cash provided by financing activities                                                   345,363            702,721
Effect of exchange rate changes                                                                 868                243
                                                                                        -----------        -----------
Change in cash and cash equivalents                                                          84,907            (10,681)
Cash and cash equivalents, beginning of period                                               15,966             37,395
                                                                                        -----------        -----------
Cash and cash equivalents, end of period                                                $   100,873        $    26,714
                                                                                        ===========        ===========

See accompanying notes to condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998, as amended.

The Company has reclassified the presentation of certain prior period segment information to conform to the 1999 presentation. The condensed consolidated statements of income for all periods presented have been restated, as appropriate, to reflect the accident and health division being reported as a discontinued operation.

2.   EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):


                                              ------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999      JUNE 30, 1998
                                              ------------------------------------------------------------------------
Earnings:
  Income from continuing operations
   (numerator for basic and diluted
   calculations)                                 $25,647           $19,550           $47,625            $35,425
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)            45,348            39,948            45,341             38,899
  Equivalent shares from outstanding stock
   options (denominator for diluted
   calculation)                                      513               452               533                417
                                              ------------------------------------------------------------------------
  Denominator for diluted calculation             45,861            40,400            45,874             39,316
Earnings per share:
  Basic                                            $0.57             $0.49             $1.05              $0.91
  Diluted                                          $0.56             $0.48             $1.04              $0.90
                                              ------------------------------------------------------------------------


For the three and six months ended June 30, 1999, certain outstanding stock options were not included in the computation of diluted earnings per share, because the respective exercise prices were greater than the average market price. For the three and six months ended June 30, 1999, the number of stock options not included in the diluted computation was 0.3 million. These options were outstanding at the end of period.


3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income for the three and six month periods ending June 30, 1999 and 1998 (dollars in thousands):


                                              ------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999      JUNE 30, 1998
                                              ------------------------------------------------------------------------

Net income                                       $ 20,676          $19,218          $ 42,633             $ 35,127
Accumulated other comprehensive
 Income (expense):
  Unrealized gains (losses) on securities         (57,849)           1,303           (89,796)               8,150
  Foreign currency items                              (81)          (1,486)              379               (1,643)
                                              ------------------------------------------------------------------------
    Comprehensive income                         $(37,254)         $19,035          $(46,784)             $41,634
                                              ------------------------------------------------------------------------


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


                                              ----------------------------------- ------------------------------------
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999      JUNE 30, 1998
                                              ------------------------------------------------------------------------

REVENUES
 Reinsurance:
  U.S.                                           $285,088          $238,723          $622,162           $476,667
  Canada                                           59,497            31,179           107,036             62,817
  Latin America                                    23,420            13,065            39,477             27,213
  Asia Pacific                                     16,926            14,201            34,030             26,686
  Other international                               7,291             1,671            12,410              2,202
                                              ------------------------------------------------------------------------
 Total reinsurance revenues                       392,222           298,839           815,115            595,585
 Total direct revenues (Latin America)             13,079            14,266            29,031             29,372
 Corporate                                          4,006             2,322             8,268              3,939
                                              ------------------------------------------------------------------------
     Total from continuing operations            $409,307          $315,427          $852,414           $628,896
                                              ------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST
 Reinsurance:
  U.S.                                           $ 33,293          $ 27,636          $ 70,589           $ 52,057
  Canada                                           11,970             5,511            17,168              9,131
  Latin America                                       346               229             1,897                907
  Asia Pacific                                         (6)              171            (7,770)               153
  Other international                                (633)           (1,188)           (1,233)            (2,408)
 Corporate                                           (527)           (1,513)             (451)            (4,141)
                                              ------------------------------------------------------------------------
     Total from continuing operations            $ 44,443          $ 30,846          $ 80,200           $ 55,699
                                              ------------------------------------------------------------------------



There have been no material changes in reportable segment assets from the amounts disclosed in Note 16 of the 1998 Annual Report.

5.   SIGNIFICANT TRANSACTION

During the second quarter of 1999, the Company entered into a new agreement reinsuring a market value adjusted annuity product. Pursuant to the terms of the reinsurance agreement, the annuity liabilities and funds supporting the liabilities are withheld by the ceding company. To reflect the Company's obligations under the agreement, the amounts withheld have been reflected in "Funds withheld at interest" and "Interest sensitive contract liabilities" on the balance sheet. As of June 30, 1999, approximately $153.6 million and $159.0 million has been included in funds withheld at interest and interest sensitive contract liabilities, respectively.

The Company subsequently retrocedes approximately 5/12ths of this business to a GenAmerica corporation subsidiary and 2/12ths to a third party retrocessionaire. The Company reports the effect of the retrocessions by reflecting a net receivable or payable from/to the retrocessionairres in other reinsurance balances.

6.   NEW ACCOUNTING STANDARD

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," effective upon issuance. SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. The Company continues to evaluate the effect, if any, of the implementation of SFAS No. 133 on the results of operation, financial position, or liquidity.

7.   SPECIAL SHAREHOLDERS MEETING

On June 30, 1999, the Company announced a proposal to simplify its capital structure. A special shareholders' meeting has been called to be held on September 1, 1999 to vote on an amendment to the Company's restated articles of incorporation, as amended, which would convert each share of the Company's non-voting common stock into 0.97 share of its voting common stock, with cash paid in lieu of any fractional shares.

8.   LONG TERM DEBT

The Company entered into a term loan agreement dated as of June 1, 1999 with General American Life Insurance Company ("General American"), a wholly owned subsidiary of GenAmerica, the Company's majority shareholder, whereby it borrowed $75.0 million to continue expansion of the Company's business. Interest on the term loan will be payable quarterly at 100 basis points over the British Bankers' Association three month LIBOR rate. The term loan matures on June 30, 2004.

9.   SUBSEQUENT EVENT

GenAmerica beneficially owns approximately 52% of the outstanding common shares of the Company and approximately 64% of the outstanding voting common stock of the Company. On August 10, 1999, General American became subject to an order of administrative supervision from the Missouri Department of Insurance (the "Department"). This action arose from General American's inability to meet substantial demands for surrenders of its stable value business, also known as funding agreement business, without jeopardizing interests of its other policyholders. General American stated that the unexpected high volume of withdrawal requests from its stable value investors created severe pressure on General American's liquidity position and its ability to convert assets within the tight timeframe required. General American stated that it is seeking additional time to respond to the requests of the stable value clients, making certain all obligations are honored. General American also announced it is in discussions with several potential strategic partners and was continuing to pursue these discussions and other options.

RGA Reinsurance Company, the primary    operating subsidiary of the Company
("RGA Reinsurance"), has been able to meet its obligations and has not advised the Department of any similar difficulties.

The stable value withdrawal activity stems from recent developments associated with the ratings of General American and ARM Financial Group, Inc., a financial services company which marketed a highly specialized portfolio of stable value products to institutional investors. In late July, Moody's Investor Services downgraded General American's financial strength rating from A2 to A3. The downgrade caused a significant number of stable value investors to recall their funds over a short period of time, creating the liquidity pressures. Moody's further lowered General American's rating to Ba1 on August 9, 1999 and B1 on August 12, 1999. Moody's traditionally has rated RGA Reinsurance with the same financial strength as General American. Consequently, RGA Reinsurance also was subject to the downgrade by Moody's to a Ba1 rating on August 9, 1999 and Ba3 on August 12, 1999. Additionally, Standard & Poor's and A.M. Best downgraded RGA Reinsurance to BBB and B++ as of August 10 and August 11, 1999, respectively.

RGA Reinsurance serves as a reinsurer to General American for approximately $1.2 billion of stable value deposits as of August 13, 1999. The Company has assets at a level sufficient to back those deposits. As of August 13, 1999, the Company has approximately $130 million of liquid funds raised through recent investment sales. The Company has incurred pre-tax losses of approximately $10 million since June 30, 1999, in connection with asset sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operating segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products include reinsurance of stable value products, bank-owned life insurance, and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Latin America operations also include traditional reinsurance and reinsurance of privatized pension products primarily in Argentina. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance. Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operating segment results do not include the corporate investment activity, general corporate expenses, interest expense of Reinsurance Group of America, Incorporated ("RGA"), and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based upon profit or loss from operations before income taxes and minority interest.

Consolidated income from continuing operations before income taxes and minority interest for the second quarter and first six months of 1999 increased 44.1% and 44.0%, respectively, as compared to the prior-year periods. After tax diluted earnings per share from continuing operations were $0.56 and $1.04 for the second quarter and first six months of 1999, respectively, compared with $0.48 and $0.90 for the comparable 1998 periods. Earnings for the second quarter and six months were attributed primarily to the strong performance of traditional reinsurance in the U.S. and Canada. In addition, continued growth in the non-traditional asset-intensive product in the U.S. has contributed to the increase. The Latin America and Asia Pacific segments had break-even earnings for the second quarter. The other international segment reported a loss during the current quarter, as the underlying product earnings associated with the development of new business have not fully absorbed the burden of start-up costs.

GenAmerica beneficially owns approximately 52% of the outstanding common shares of the Company and approximately 64% of the outstanding voting common stock of the Company. On August 10, 1999, General American became subject to an order of administrative supervision from the Missouri Department of Insurance (the "Department"). This action arose from General American's inability to meet substantial demands for surrenders of its stable value business, also known as funding agreement business, without jeopardizing interests of its other policyholders. General American stated that the unexpected high volume of withdrawal requests from its stable value investors created severe pressure on General American's liquidity position and its ability to convert assets within the tight timeframe required. General American stated that it is seeking additional time to respond to the requests of the stable value clients, making certain all obligations are honored. General American also announced it is in discussions with several potential strategic partners and was continuing to pursue these discussions and other options. RGA Reinsurance Company, the primary operating subsidiary of the Company ("RGA Reinsurance"), has been able to meet its obligations and has not advised the Department of any similar difficulties.

The stable value withdrawal activity stems from recent developments associated with the ratings of General American and ARM Financial Group, Inc., a financial services company which marketed a highly specialized portfolio of stable value products to institutional investors. In late July, Moody's Investor Services downgraded General American's financial strength rating from A2 to A3. The downgrade caused a significant number of stable value investors to recall their funds over a short period of time, creating the liquidity pressures. Moody's further lowered General American's rating to Ba1 on August 9, 1999 and B1 on August 12, 1999. Moody's traditionally has rated RGA Reinsurance with the same financial strength as General American. Consequently, RGA Reinsurance also was subject to the downgrade by Moody's to a Ba1 rating on August 9, 1999 and Ba3 on August 12, 1999. Additionally, Standard & Poor's and A.M. Best downgraded RGA Reinsurance to BBB and B++ as of August 10 and August 11, respectively,

RGA Reinsurance serves as a reinsurer to General American for approximately $1.2 billion of stable value deposits as of August 13, 1999. The Company has assets at a level sufficient to back those deposits. As of August 13, 1999, the Company has approximately $130 million of liquid funds raised through recent investment sales. The Company has incurred pre-tax losses of approximately $10 million since June 30, 1999, in connection with asset sales.

The Company expects to be able to meet all reinsurance and debt obligations. The Company continues to seek the most effective alternatives to meet obligations under the reinsurance relationship with General American as those obligations become due. RGA Reinsurance is not obligated to forward funds to General American under the stable value reinsurance arrangements until such time as General American pays the related contract holders. On August 9, 1999, the Company funded approximately $413 million to General American for settlement of client requests in the ordinary course of business. As of August 13, 1999, General American has not released those funds to its client.
One alternative for meeting the Company's payment obligations when they become due includes additional sales of investments over time. The extent of any additional losses upon the disposal of investments will depend on market conditions at the time of sale.

The stable value business contributed to the Company's pre-tax earnings in the amount of approximately $4 million during 1998, and approximately $3 million through June 30, 1999. These amounts of pre-tax earnings will not exist in the future for this block of business because substantially all the business has been surrendered. For the year ended December 31, 1998 and the six months ended June 30, 1999, all reinsurance arrangements with General American represented approximately 5% of the Company's consolidated earnings.


The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if its ratings fall below certain thresholds. While the Company's ratings have fallen below these thresholds as of August 13, 1999, the Company has not been notified of any such recaptures.

Further discussion and analysis of the results for 1999 compared to 1998 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1999


                                                     --------------------------------------------------------------------

                                                       TRADITIONAL             NON-TRADITIONAL                   TOTAL
                                                                          ASSET-             FINANCIAL            U.S.
                                                                        INTENSIVE           REINSURANCE
                                                     --------------------------------------------------------------------
REVENUES:
  Net premiums                                          $221,047         $   530              $    -           $221,577
  Investment income, net of related expenses              29,643          38,653                   -             68,296
  Realized investment gains (losses), net                 (5,152)         (3,673)                  -             (8,825)
  Other revenue                                              278             819                2,943             4,040
                                                     --------------------------------------------------------------------
     Total revenues                                      245,816          36,329                2,943           285,088

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       160,308             618                   -            160,926
  Interest credited                                       11,565          31,621                   -             43,186
  Policy acquisition costs and other insurance
    expenses                                              40,951             525                2,205            43,681
  Other operating expenses                                 3,792             182                   28             4,002
                                                     --------------------------------------------------------------------
       Total benefits and expenses                       216,616          32,946                2,233           251,795

       Income before income taxes and minority
       interest                                         $ 29,200         $ 3,383              $   710          $ 33,293
                                                     --------------------------------------------------------------------


FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1998


                                                     --------------------------------------------------------------------

                                                       TRADITIONAL             NON-TRADITIONAL                   TOTAL
                                                                          ASSET-             FINANCIAL            U.S.
                                                                        INTENSIVE           REINSURANCE
                                                     --------------------------------------------------------------------
REVENUES:
  Net premiums                                         $174,162          $   687              $    -           $174,849
  Investment income, net of related expenses             28,222           30,901                   -             59,123
  Realized investment gains, net                            819              596                   -              1,415
  Other revenue                                            (415)              -                 3,751             3,336
                                                     --------------------------------------------------------------------
     Total revenues                                     202,788           32,184                3,751           238,723

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      128,620            2,277                  -             130,897
  Interest credited                                      11,974           25,606                  -              37,580
  Policy acquisition costs and other insurance
    expenses                                             34,304            1,567               2,826             38,697
  Other operating expenses                                3,695              185                  33              3,913
                                                     --------------------------------------------------------------------
       Total benefits and expenses                      178,593           29,635               2,859            211,087

       Income before income taxes and minority
       interest                                        $ 24,195          $ 2,549              $  892           $ 27,636
                                                     --------------------------------------------------------------------


FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1999


                                                     --------------------------------------------------------------------

                                                       TRADITIONAL             NON-TRADITIONAL                   TOTAL
                                                                          ASSET-             FINANCIAL            U.S.
                                                                        INTENSIVE           REINSURANCE
                                                     --------------------------------------------------------------------
REVENUES:
  Net premiums                                         $489,095          $   843               $   -           $489,938
  Investment income, net of related expenses             59,833           73,620                   -            133,453
  Realized investment gains (losses), net                (5,575)          (3,374)                  -             (8,949)
  Other revenue                                               5              819                6,896             7,720
                                                     --------------------------------------------------------------------
     Total revenues                                     543,358           71,908                6,896           622,162

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      375,682              730                   -            376,412
  Interest credited                                      19,460           62,639                   -             82,099
  Policy acquisition costs and other insurance
    expenses                                             75,147            1,968                5,063            82,178
  Other operating expenses                               10,474              352                   58            10,884
                                                     --------------------------------------------------------------------
       Total benefits and expenses                      480,763           65,689                5,121           551,573

       Income before income taxes and minority
       interest                                        $ 62,595          $ 6,219               $1,775          $ 70,589
                                                     --------------------------------------------------------------------



FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1998


                                                     --------------------------------------------------------------------

                                                       TRADITIONAL             NON-TRADITIONAL                   TOTAL
                                                                          ASSET-             FINANCIAL            U.S.
                                                                        INTENSIVE           REINSURANCE
                                                     --------------------------------------------------------------------
REVENUES:
  Net premiums                                         $354,537          $   687               $   -          $355,224
  Investment income, net of related expenses             52,942           58,731                   -           111,673
  Realized investment gains, net                          1,264              837                   -             2,101
  Other revenue                                            (109)              -                 7,778            7,669
                                                     --------------------------------------------------------------------
     Total revenues                                     408,634           60,255                7,778          476,667

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      273,088            2,299                   -           275,387
  Interest credited                                      22,597           49,220                   -            71,817
  Policy acquisition costs and other insurance
    expenses                                             60,515            2,609                5,946           69,070
  Other operating expenses                                7,900              370                   66            8,336
                                                     --------------------------------------------------------------------
       Total benefits and expenses                      364,100           54,498                6,012          424,610

       Income before income taxes and minority
       interest                                        $ 44,534         $  5,757               $1,766         $ 52,057
                                                     --------------------------------------------------------------------


During the second quarter and first six months of 1999, income before income taxes and minority interest for the U.S. operations increased 20.5% and 35.6%, respectively, over the comparable prior-year periods. These increases are primarily the result of very favorable investment and mortality results experienced during the second quarter. U.S. operations include traditional and non-traditional reinsurance. The components of non-traditional reinsurance are asset-intensive and financial reinsurance. Traditional reinsurance accounts for the majority of the growth in this segment.

Traditional Reinsurance

The U.S. traditional reinsurance subsegment is the oldest and largest subsegment of the Company. This subsegment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the second quarter and first six months of 1999, production remained relatively constant, totaling $17.8 billion and $52.5 billion, respectively, of new assumed in force, compared to $24.8 billion and $55.6 billion for the same periods in 1998. Production levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore, can fluctuate from period to period. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the level of production is uncertain.

Income before income taxes and minority interest for U.S. traditional reinsurance increased 20.7% and 40.6% in the second quarter and first six months of 1999, respectively. The increases in income were primarily attributable to strong premium growth, an increase in investment income and favorable mortality experience.

Net premiums for U.S. traditional reinsurance rose 26.9% and 38.0% in the second quarter and first six months of 1999. New premium on in force blocks of business, renewal premium on existing blocks of business and new business premiums from facultative and automatic treaties all contributed to this growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 5.0% and 13.0% in the second quarter and first six months of 1999. The increases were due to the continued growth of business in this subsegment which resulted in the invested asset base, which included total investments, cash, and accrued investment income, increasing to $1.9 billion at June 30, 1999 from $1.8 billion at June 30, 1998.

Realized net investment losses of approximately $5.6 million were reported in the second quarter of 1999. These losses were primarily related to the write-off of the Company's investment in Thomson Barrett Organization PLC ("TBO"), a 20% owned investee, which was partially offset by realized gains resulting from a repositioning of the investment portfolio. TBO was an international financial services consulting firm specializing in the development of distributions systems. In June, the Company relinquished its 20% interest in TBO for nominal consideration to the other shareholders. Collaborative Stragegies, Incorporated ("CSI"), a GenAmerica subsidiary, assumed a portion of the debt of TBO in exchange for certain assets, including the employees, and businesses of TBO. The Company then discharged the debt of TBO and CSI in exchange for future profits on certain business initiatives. The
Company cannot predict the timing or amount, if any, of future profits related to these initiatives. Therefore, the Company has written off its entire investment related to this business.

The amount of claims and other policy benefits increased 24.6% and 37.6% in the second quarter and first six months of 1999, primarily resulting from the increased size of the business in force. Claims and other policy benefits, as a percentage of net premiums, were 72.5% and 76.8% in the second quarter and first six months of 1999, respectively, compared to 73.9% and 77.0% in prior-year periods. The decrease in ratios is a result of favorable mortality experience during the quarter. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term. Interest credited relates to amounts credited on the Company's cash value products in this subsegment, which have a significant mortality component. This amount fluctuates with the changes in cash surrender value and changes in interest crediting rates.

The amount of policy acquisition costs and other insurance expenses rose 19.4% and 24.2% in the second quarter and first six months of 1999, respectively, over the comparable prior-year periods. As a percentage of net premiums, policy acquisition costs and other insurance expenses were 18.5% and 15.4% for the second quarter and first six months of 1999, respectively, compared to 19.7% and 17.1% in the prior-year periods. The decreases were primarily attributable to a change in the mix of business that resulted in less acquisition costs during the current periods. Other operating expenses increased 32.6% for the first six months of 1999. The increase was primarily due to planned increases in costs associated with the growth of the business and an increase in corporate costs that are allocated based on premium or revenues. Other operating expenses for the second quarter and first six months of 1999 and 1998 remained relatively constant as a percentage of net premiums.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance subsegment includes the reinsurance of stable value products, annuities, and bank-owned life insurance. Most of these agreements are coinsurance of non-mortality risks such that the Company had recognized profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

Income before income taxes and minority interest increased 32.7% and 8.0% in the second quarter and first six months of 1999, respectively. The growth in earnings was attributable to the increase in the invested asset base to $2.5 billion at June 30, 1999 from $1.9 billion at June 30, 1998. Net premiums reported in this subsegment relate to a yearly renewable term treaty that reinsures the mortality risk of a bank-owned life insurance product. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

The stable value business contributed to the Company's pre-tax earnings in the amount of approximately $4 million during 1998, and approximately $3 million through June 30, 1999.

These amounts of pre-tax earnings will not exist in the future for this block of business because substantially all the business has been surrendered.

Financial Reinsurance

The U.S. financial reinsurance subsegment includes net fees earned on financial reinsurance agreements and the equity in the unconsolidated results from the Company's ownership in RGA/Swiss Financial Group, L.L.C. ("RGA/Swiss"). Financial reinsurance agreements represent low mortality risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before taxes and minority interest decreased in the second quarter 1999 and was relatively flat in the first six months of 1999, as compared to the prior-year periods. These results were primarily attributable to the decrease in the amount of outstanding statutory financial reinsurance and a low volume of new contracts being established. Policy acquisition costs and other insurance expenses include fees paid for the subsequent retrocession of these financial reinsurance transactions. The net fees earned from U.S. based financial reinsurance transactions were $0.7 million and $1.8 million in the second quarter and first six months of 1999, respectively, compared to $0.9 million and $1.8 million for the second quarter and first six months of 1998.


CANADA OPERATIONS (dollars in thousands)


                                              ---------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999      JUNE 30, 1998
                                              ---------------------------------------------------------------------------
REVENUES:

  Net premiums                                   $41,253           $24,328           $76,873          $49,354
  Investment income, net of related
    expenses                                      12,035             6,372            23,972           12,476
  Realized investment gains, net                   6,253               381             6,253              617
  Other revenue                                      (44)               98               (62)             370
                                              ---------------------------------------------------------------------------
    Total revenues                                59,497            31,179           107,036           62,817

BENEFITS AND EXPENSES:
  Claims and other policy benefits                39,933            21,216            75,818           44,331
  Interest credited                                  446               216               905              461
  Policy acquisition costs and other
   insurance expenses                              5,314             2,639             9,719            5,494
  Other operating expenses                         1,834             1,597             3,426            3,400
                                              ---------------------------------------------------------------------------
    Total benefits and expenses                   47,527            25,668            89,868           53,686

    Income before income taxes and minority
      interest                                   $11,970           $ 5,511           $17,168          $ 9,131
                                              ---------------------------------------------------------------------------

Income before income taxes and minority interest increased 117.2% and 88.0% in the second quarter and first six months of 1999, respectively. Excluding realized investment gains, income before income taxes and minority interest increased 11.4% and 28.2% in the second quarter and first six month of 1999, respectively. The increases were driven by a growth in premiums, investment income and realized investment gains. The investment gains were realized to realign the investment portfolio to achieve a better match of asset and liability cash flows. The effects of changes in the foreign exchange rate during 1999 compared to 1998 are not material.

Net premiums increased 69.6% and 55.8% in the second quarter and first six months of 1999, respectively. The increases were the result of several major treaties being signed in 1998 that generated new premiums in the fourth quarter of 1998 and in 1999, as well as renewal premiums generated by the segment's production throughout 1998. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 88.9% and 92.1% in the second quarter and first six months of 1999 due to an increase in the invested asset base. The invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest related to a large in force block added in 1998.

Claims and other policy benefits increased 88.2% and 71.0% during the second quarter and first six months of 1999. Claims and other policy benefits as a percentage of net premiums were 96.8% and 98.6% in the second quarter and first six months of 1999 compared to 87.2% and 89.8% in the prior-year periods. The higher percentages experienced so far in 1999 are primarily the result of several large in force blocks added in 1998. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios. Investment income on the accumulated assets supporting the reserve liabilities together with renewal premiums are sufficient to provide an appropriate profit margin. The result for the second quarter was in line with expectations. Mortality is expected to fluctuate somewhat from period to period but remains fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 12.9% and 12.6% in the second quarter and first six months of 1999, respectively, compared to 10.8% and 11.1% in the prior year periods. The increase in ratios is primarily due to the changing mix of business to coinsurance from yearly renewable term agreements. These coinsurance agreements tend to have higher commission costs compared to yearly renewable term agreements.

LATIN AMERICA OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1999


                                                                                                        TOTAL LATIN
                                                                     DIRECT          REINSURANCE          AMERICA

REVENUES:
     Net premiums                                                    $ 8,237           $23,178            $31,415
     Investment income (loss), net of related expenses                 4,806               (26)             4,780
     Realized investment gains, net                                       -                268                268
     Other revenue                                                        36                -                  36
                                                                     ---------------------------------------------
            Total revenues                                            13,079            23,420             36,499

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                 10,036            21,456             31,492
     Interest credited                                                    60                 -                 60
     Policy acquisition costs and other insurance expenses             1,081               265              1,346
     Other operating expenses                                          1,934             1,321             3,255
                                                                     ---------------------------------------------
          Total benefits and expenses                                 13,111            23,042             36,153

          Income before income taxes and minority interest           $   (32)          $   378            $   346
                                                                     =============================================



FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1998


                                                                                                        TOTAL LATIN
                                                                     DIRECT          REINSURANCE          AMERICA

REVENUES:
     Net premiums                                                    $12,123           $12,057           $24,180
     Investment income, net of related expenses                        2,264             1,008             3,272
     Other revenue                                                      (121)               -               (121)
                                                                     ---------------------------------------------
            Total revenues                                            14,266            13,065            27,331

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                 11,407            11,634            23,041
     Interest credited                                                    49                -                 49
     Policy acquisition costs and other insurance expenses             1,009               586             1,595
     Other operating expenses                                          1,722               695             2,417
                                                                     ---------------------------------------------
          Total benefits and expenses                                 14,187            12,915            27,102

          Income before income taxes and minority interest           $    79           $   150           $   229
                                                                     =============================================


FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1999


                                                                                                        TOTAL LATIN
                                                                     DIRECT          REINSURANCE          AMERICA

REVENUES:
     Net premiums                                                    $22,267           $37,974           $60,241
     Investment income, net of related expenses                        6,674             1,235             7,909
     Realized investment gains, net                                       12               268               280
     Other revenue                                                        78                -                 78
                                                                     ---------------------------------------------
            Total revenues                                            29,031            39,477            68,508

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                 23,128            35,128            58,256
     Interest credited                                                   240                -                240
     Policy acquisition costs and other insurance expenses             2,074              658              2,732
     Other operating expenses                                          3,206             2,177             5,383
                                                                     ---------------------------------------------
          Total benefits and expenses                                 28,648            37,963            66,611

          Income before income taxes and minority interest           $   383           $ 1,514           $ 1,897
                                                                     =============================================




FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1998

                                                                                                        TOTAL LATIN
                                                                     DIRECT          REINSURANCE          AMERICA
REVENUES:
     Net premiums                                                    $25,574           $25,423           $50,997
     Investment income, net of related expenses                        3,846             1,790             5,636
     Other revenue                                                       (48)               -                (48)
                                                                     ---------------------------------------------
            Total revenues                                            29,372            27,213            56,585

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                 23,523            23,918            47,441
     Interest credited                                                    79                -                 79
     Policy acquisition costs and other insurance expenses             1,987               958             2,945
     Other operating expenses                                          3,350             1,863             5,213
                                                                     ---------------------------------------------
          Total benefits and expenses                                 28,939            26,739            55,678

          Income before income taxes and minority interest           $   433           $   474           $   907
                                                                     =============================================



For the Latin American operations, income before income taxes and minority interest increased 51.1% in the second quarter and more than doubled in the first six months of 1999 compared to the same periods in 1998. The increase for the second quarter and first six months of 1999 was driven by a growth in premiums of 29.9% and 18.1% and an increase in investment income of 46.1% and 40.3%, respectively, compared to the same periods in the prior year. Results improved primarily in the reinsurance operations with continued growth in reinsurance of privatized pensions in Argentina and developing business in Mexico. While direct insurance business in Chile continued to be profitable, the Company has begun exploring the possibility of selling its Chilean direct writing operations. The Company is considering this sale in an effort to focus on reinsurance business as opposed to direct distribution.


Direct Insurance

For the second quarter of 1999, the Latin America direct business reported a slight loss compared to income before income taxes and minority interest of $0.1 million for the same period in 1998. For the first six months of 1999, the income before taxes and minority interest for the Latin America direct business remained fairly level at $0.4 million. Premiums decreased in Chile and Argentina during the second quarter and first six months of 1999 compared to the same periods in 1998. In Chile, the sales of annuities have been decreasing due to market conditions while less direct premiums have been earned from privatized pensions in Argentina as no new contracts were sold since June 1998. Investment income more than doubled during the second quarter and increased 73.5% during the first six months of 1999. The invested assets for the subsidiaries have increased with growth in the business and capital contributions from RGA.

Claims and other policy benefits decreased 12.0% during the second quarter and remained fairly level during the first six months of 1999 as a result of the decline in new business. Interest credited represents amounts credited on Argentine universal life products. Increases in interest credited result from increases in direct sales of this product.

Policy acquisition costs and other insurance expenses increased 7.1% during the second quarter and remained fairly level during the first six months of 1999 compared to the same periods in 1998. As a percentage of net premiums, policy acquisition costs and other insurance expenses represented 13.1% and 9.3% for the second quarter and first six months of 1999, respectively, compared to 8.3% and 7.8% in the prior year periods. The percentages can fluctuate due to variations in the mixture of business being written in Argentina and Chile. Other operating expenses increased $0.2 million during the second quarter of 1999, but remained fairly consistent for the first six months of 1999 compared to the same period in 1998.


Reinsurance

Income before income taxes and minority interest increased slightly during the second quarter and increased $1.0 million during the first six months of 1999, primarily from reinsurance business from privatized pensions in Argentina and developing business in Mexico and Chile.

Net premiums almost doubled during the second quarter and increased $12.6 million for the first six months of 1999. This growth was primarily from an increase in privatized pension reinsurance in Argentina of $12.2 million and $13.2 million for the second quarter and first six months of 1999, respectively, as a result of new contracts since June 1998. Net investment income decreased during the second quarter and first six months of 1999 as a result of the timing of cash flows and a decrease in investment yield. Investment income for RGA Reinsurance is allocated to the various operating segments on the basis of net capital and investment performance varies with the composition of investments.

The claims and other policy benefits for the reinsurance business increased $9.8 million and $11.2 million during the second quarter and first six months of 1999, respectively, as a result of the growth in new business. Claims and other policy benefits as a percentage of net premiums totaled 92.6% and 92.5% for the second quarter and first six months of 1999 compared to 96.5% and 94.1% in the prior year periods, respectively. This percentage fluctuates as claims related to the privatized pensions in Argentina continue to develop. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.

Policy acquisition costs and other insurance expenses decreased $0.3 million for the second quarter and first six months of 1999. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 1.1% and 1.7% for the second quarter and first six months of 1999 compared to 4.9% and 3.8% in the prior year periods, respectively. These percentages decreased primarily due to an increase in business being written on a yearly renewable term basis. These contracts tend to have lower commission costs compared to coinsurance agreements.


ASIA PACIFIC OPERATIONS (dollars in thousands)



                                              ---------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999      JUNE 30, 1998
                                              ---------------------------------------------------------------------------
REVENUES:

  Net premiums                                   $15,912           $12,953           $32,321          $23,406
  Investment income, net of related
    expenses                                         941               655             1,356            1,152
  Realized investment gains, net                     (21)                1               (33)               1
  Other revenue                                       94               592               386            2,127
                                              ---------------------------------------------------------------------------
    Total revenues                                16,926            14,201            34,030           26,686

BENEFITS AND EXPENSES:
  Claims and other policy benefits                 8,425             9,603            27,164           15,156
  Policy acquisition costs and other
   insurance expenses                              6,175             2,790            10,444            7,627
  Other operating expenses                         2,213             1,516             3,960            3,529
  Interest expense                                   119               121               232              221
                                              ---------------------------------------------------------------------------
    Total benefits and expenses                   16,932            14,030            41,800           26,533

    (Loss) income before income taxes and
      minority interest                          $    (6)          $   171           $(7,770)         $   153
                                              ===========================================================================


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

The second quarter and first six months of 1999 showed an increase in premiums of 22.8% and 38.1%, respectively. For the second quarter of 1999, the small loss before income taxes and minority interest was in line with expectations, with lower than expected claims offset by increased provisions for unreported claims. For the first six months of 1999, the loss was caused by higher than expected claims and increases in reserves, which primarily occurred in the first quarter. In addition, the discontinuance of a financial reinsurance treaty with a Japanese issuer during the first quarter of 1999 negatively affected the segment's profitability. This treaty generated profitable fees in the second quarter and first six months of 1998, but there were no fees earned from this treaty in the second quarter of 1999.

Renewal premiums from the existing block of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business all contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased during the second quarter and first six months by 43.8% and 17.7%, respectively. Investment income for RGA Reinsurance is allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments. Other revenue during 1998 represented profit and risk fees associated with the financial reinsurance in Japan. No such fees were reported in the second quarter and were substantially lower in the first six months of 1999, as discussed above.

Claims and other policy benefits decreased by 12.3% and increased by 79.2% in the second quarter and first six months or 1999 compared to the prior year periods. Claims and other policy benefits for 1999 include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Claims and other policy benefits as a percentage of net premiums decreased to 52.9% and increased to 84.0% in the second quarter and first six months of 1999, respectively, from 74.1% and 64.8% in 1998. The decrease in the second quarter was caused by lower than expected claims throughout the region offset by the establishment of additional reserves for unreported claims in Japan and Australia. The large increase for the first six months was caused by several large claims in Japan and Hong Kong and the establishment of additional reserves for unreported claims in Japan and Australia. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

Policy acquisition costs and other insurance expenses increased 121.3% and 36.9% in the second quarter and first six months of 1999, respectively, over the prior year periods. The increases are primarily attributable to the amortization of deferred acquisition costs related to two treaties for which the allowances paid exceed the first year premium, offset by a decrease in expenses caused by the recapture of the financial reinsurance treaty in Japan discussed above. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 38.8% and 32.3% in the second quarter and first six months of 1999 versus 21.5% and 32.6% in the prior year periods, respectively. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written in Asia Pacific. Other operating expenses for the second quarter and first six months of 1999 increased to $2.2 million and $4.0 million, respectively. As a percentage of premiums, other operating expenses increased to 13.9% and 12.3% in the second quarter and first six months 1999 from 11.7% and 15.1% in the prior year periods. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs.

OTHER INTERNATIONAL OPERATIONS (dollars in thousands)


                                              ---------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                              JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999      JUNE 30, 1998
                                              ---------------------------------------------------------------------------
REVENUES:
  Net premiums                                   $6,608           $ 1,638            $11,150            $2,044
  Investment income, net of related
    expenses                                        363                63                528               178
  Realized investment gains, net                     80                -                 120                -
  Other revenue                                     240               (30)               612               (20)
                                              ---------------------------------------------------------------------------
    Total revenues                                7,291             1,671             12,410             2,202

BENEFITS AND EXPENSES:
  Claims and other policy benefits                5,877             1,183              9,429             1,489
  Policy acquisition costs and other
   insurance expenses                               182               484                835               606
  Other operating expenses                        1,865             1,192              3,379             2,515
                                              ---------------------------------------------------------------------------
    Total benefits and expenses                   7,924             2,859             13,643             4,610

    Loss before income taxes and minority
      interest                                   $ (633)          $(1,188)           $(1,233)          $(2,408)
                                              ===========================================================================



The other international segment is the newest segment of the Company. This segment provides life reinsurance to international clients throughout Europe and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. The Company has efforts underway to license a life reinsurance subsidiary in London. In addition, the Company has offices in Cape Town and Johannesburg, South Africa.

Net premiums increased to $6.6 million and $11.2 million in the second quarter and first six months of 1999, respectively, primarily as a result of business generated from an automatic treaty with a United Kingdom client. Investment income for RGA Reinsurance is allocated to the segment on the basis of average net capital and the investment performance varies with the composition of investments.

Claims and other policy benefits rose slightly as a percentage of premiums to 88.9% and 84.6% in the second quarter and first six months of 1999, respectively, from 72.2% and 72.8% during the same periods in 1998. Year to year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this segment. Other operating expenses increased $0.7 million and $0.9 million during the second quarter and first six months of 1999, respectively, compared to the same periods in 1998. The overall increase in operating expenses was attributed to increases in costs associated with the expansion efforts within the segment.

CORPORATE AND OTHER SELECTED CONSOLIDATED INFORMATION

Corporate activity generally represents investment income on the undeployed proceeds from the Company's capital raising efforts, corporate expenses that include unallocated overhead and executive costs, as well as the interest on corporate debt. In addition, the provision for income taxes is generally calculated based on the overall operations of the Company.

Consolidated investment income from continuing operations increased 21.8% and 27.8% during the second quarter and first six months of 1999, respectively. The cost basis of invested assets increased $0.8 billion, or 21.6% from June 30, 1998. The increase in the invested assets was a result of an increase in operating cash flows, reinsurance transactions involving deposits for asset-intensive products, and proceeds from the Company's issuance of non-voting common stock in June 1998. The average yield earned on investments was 6.70% and 7.03% for the first six months of 1999 and 1998, respectively. The decrease in overall yield reflected a general decline in interest rates and the increase in assets supporting the stable value reinsurance product that are generally of a shorter duration and carry a lower average yield. Investment income has been allocated to the operational segments on the basis of average required capital per segment.

Consolidated interest expense remained relatively flat during the second quarter and first six months of 1999 and 1998. Interest expense relates primarily to the Company's 7 1/4 % Senior Notes ("Senior Notes"), drawdowns on a bank line of credit, and the financing of a portion of Australian Holdings. Interest related to the Senior Notes was $1.8 million in the second quarters of 1999 and 1998.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

Consolidated provision for income taxes for continuing operations increased 65.6% and 60.8% for the second quarter and first six months of 1999, respectively, as a result of higher pre-tax income and losses experienced in foreign subsidiaries. Income tax expense from continuing operations represented approximately 41.5% and 40.0% of pre-tax income for the second quarter and first six months of 1999 as compared to 36.1% and 35.8% for 1998, respectively. The increases in the effective tax rates resulted from operating losses from foreign subsidiaries for which deferred tax assets can not be fully established.


DISCONTINUED OPERATIONS

At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported a loss of $5.0 million for the second quarter and first six months of 1999 from a loss of $0.3 million for the comparable prior year periods resulting from adverse development on the treaties in run-off. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. The experience on this block of business will continue to be monitored as the business runs off.


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 1999, the Company generated $94.1 million in cash from operating activities. These increases were offset by cash used for investing of $355.4 million, withdrawals on asset-intensive and other investment type policies and contracts of $345.4 million, and dividends to stockholders of $4.6 million. The sources of funds of the Company's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. The Company has access to a $25.0 million demand line of credit. At June 30, 1999, $15.0 million was drawn upon that line. This liability is included in other liabilities on the balance sheet at June 30, 1999. During the second quarter of 1999, the Company borrowed $75.0 million in the form of a term loan from General American to continue expansion of the Company's business. The term loan is included in long term debt on the balance sheet at June 30, 1999. The ability of the Company and Australian Holdings to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of the Company's subsidiaries, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At June 30, 1999, RGA Reinsurance and RGA Canada had statutory capital and surplus of $378.3 million and $124.4 million, respectively. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

RGA Reinsurance serves as reinsurer to General American for approximately $1.6 billion of stable value deposits. On August 10, 1999, General American became subject to an order of administration supervision from the Missouri Department of Insurance. This action arose from

General American's inability to meet substantial demands for surrenders of its stable value business, also known as funding agreement business, without jeopardizing interests of its other policyholders. The Company has assets at a level sufficient to back those deposits. As of August 13, 1999, the Company has approximately $130 million of liquid funds raised through recent investment sales. The Company has incurred pre-tax losses of approximately $10 million since June 30, 1999, in connection with asset sales.

The Company expects to be able to meet all reinsurance and debt obligations. The Company continues to seek the most effective alternatives to meet obligations under the reinsurance relationship with General American as those obligations become due. RGA Reinsurance is not obligated to forward funds to General American under the stable value reinsurance arrangements until such time as General American pays the related contract holders. On August 9, 1999, the Company funded approximately $413 million to General American for settlement of client requests in the ordinary course of business. As of August 13, 1999, General American has not released those funds to its clients.
One alternative for meeting the Company's payment obligations when they become due includes additional sales of investments over time. The extent of any additional losses upon the disposal of investments will depend on market conditions at the time of sale.

INVESTMENTS

Invested assets increased to $5.4 billion at June 30, 1999, compared to $5.1 billion at December 31, 1998. The increase resulted primarily from additional funds withheld at interest provided by a significant reinsurance transaction during the second quarter, proceeds from a $75.0 million term loan note and positive operating cash flows. The Company has historically generated positive cash flows from operations.

At June 30, 1999, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before tax of $68.6 million.


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

Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive fixed rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in fair value of all financial instruments for the various rate shock levels at June 30, 1999. All market risk sensitive instruments presented in this table are available for sale. RGA has no trading securities.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of June 30, 1999, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.


                                              Estimated Fair Value                               Percentage
Percentage Change in Interest Rates              of Fixed Rate           Hypothetical           Hypothetical
(Dollars in thousands)                            Instruments               Change                 Change
-----------------------------------           --------------------       ------------           ------------
300 basis point rise                              $2,170,026             $ (586,535)               -21.28%
200 basis point rise                              $2,334,986             $ (421,575)               -15.29%
100 basis point rise                              $2,528,414             $ (228,147)                -8.28%
Base Scenario                                     $2,756,561             $     -                     0.00%
100 basis point decline                           $3,028,669             $  272,108                  9.87%
200 basis point decline                           $3,366,532             $  609,972                 22.13%
300 basis point decline                           $3,823,234             $1,066,673                 38.70%



At June 30, 1999, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in cash flows in the near term associated with floating-rate instruments for various rate shock levels at June 30, 1999. All floating rate interest sensitive instruments presented in this table are classified as available for sale.

The floating rate instruments are primarily invested to support stable value liabilities included in interest sensitive contract liabilities on the Company's balance sheet. See further discussion of the Company's stable value operations beginning on page 9.



                                              Estimated Cash Flows                              Percentage
Percentage Change in Interest Rates             of Floating Rate         Hypothetical          Hypothetical
(Dollars in thousands)                            Instruments               Change                Change
-----------------------------------           --------------------       ------------          ------------
300 basis point rise                               $258,683                $27,835                 12.06%
200 basis point rise                               $249,352                $18,504                  8.02%
100 basis point rise                               $240,439                $ 9,591                  4.15%
Base Scenario                                      $230,848                $   -                    0.00%
100 basis point decline                            $235,289                $ 4,441                  1.92%
200 basis point decline                            $252,998                $22,150                  9.60%
300 basis point decline                            $260,750                $29,902                 12.95%


Even though the cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments, the volatility in mortgage prepayments more than offsets the cash flows from interest. At June 30, 1999, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

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

YEAR 2000

Many computer systems worldwide currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they interact electronically.

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

Assessment

The Company has established a plan to address the Year 2000 issue and the work being performed in accordance with that plan is progressing on schedule. The Company identified all systems that are critical to the Company's reinsurance operations and has completed substantial testing of those critical systems. As of July 1, 1999, the Company continues to coordinate information relating to some of its foreign subsidiaries and ventures and has completed significant portions of the testing of its two direct writing companies in Latin America. Inventories of substantially all software, hardware, and trading partners are compiled in a Year 2000 database. Each of these items has been researched for Year 2000 compliance, and all required components have been verified as Year 2000 compliant. In addition to internal systems, the Company relies on external systems and has included in the assessment and inventories those systems of significant external parties such as vendors, ceding companies and retrocessionaires. There is no known method to completely determine compliance of external systems, but an effort is being made to assure compliance of these external systems to the extent practicable. The Company has been working with external parties in conjunction with the Company's testing efforts; however the Company could be adversely affected if external parties fail to comply with the Year 2000 issue. This is a situation over which the Company has no direct control.

With respect to non-information technology systems, the Company has moved its St. Louis office and believes that the new leased premises and all equipment with embedded technology is upgraded and Year 2000 compliant. The Company believes the only material non-information technology system outside of St. Louis is in the premise utilized by the Company's Canadian segment. The Company has received confirmation from that building's management that the building will be functional, accessible, and not materially affected by the Year 2000 issue.

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

Contingency Plan

An outline of a contingency plan has been developed to reduce the possibility that any disruption caused by the Year 2000 issue would materially affect the Company's business or results of operations; however, no assurance can be given that the contingency plan would be successful. A more detailed version of the contingency plan is being developed, and will be completed by the end of the 3rd quarter of 1999. The contingency plan was formulated in conjunction with the compliance testing process. The plan includes an assessment of the Company's ability to manually enter data for clients that cannot provide electronic data, to estimate data for clients that have Year 2000 issues and cannot provide data to the Company, and to implement a recovery plan in the case of certain Year 2000 failures.

Costs

The Company expects to incur most of the costs of the Year 2000 effort primarily from testing of the administrative systems in St. Louis and Montreal. These systems support the administration of the majority of the Company's business. Therefore, the combined costs of these two locations would effectively represent substantially all of the Company's Year 2000 costs. The Company is continuing to work with its subsidiaries to ensure their compliance with the Year 2000 effort. Costs for St. Louis and Montreal were approximately $300,000 through December 31, 1998. The Company incurred costs of approximately $55,000 during 1999 and anticipates that the remaining costs for the project will be approximately $150,000 for the remainder of 1999 and $85,000 in 2000, respectively. The Company has estimated future costs based on its current knowledge and testing.

The Company met its goal to be substantially Year 2000 compliant by June 30, 1999. However, key external parties or service providers may fail to make their systems Year 2000 compliant by the necessary dates. There can be no assurances that this goal will be met or that there will not be failures on the part of external parties. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities and operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition, particularly as a result of the uncertainty of the Year 2000 readiness of third-party suppliers and clients. The Company believes that, with the completion of the compliance effort, the possibility of significant interruptions of normal operations will be significantly reduced. The Company also believes that a reasonably likely worst case scenario would occur in the event that clients are unable to provide data to process the reinsurance activity. In this event, the Company would estimate existing business based on the historical information in the Company's database. New business would be calculated based on the initial information used by the Company during its evaluation of the client's business. In these scenarios, the Company believes it can still administer reinsurance business based on estimates until reliable client data can be received.


NEW ACCOUNTING STANDARDS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," effective upon issuance. SFAS No. 137 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," deferring the effective date to fiscal quarters beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has not yet determined the effect, if any, of the implementation of SFAS No. 133 on the results of operation, financial position, or liquidity. The Company plans to adopt the provisions of SFAS No. 133 in 2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-Q regarding future financial performance and results and the other statements that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, statements regarding the Company's ability to meet reinsurance and debt obligations, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves, and Year 2000 compliance as well as assumptions relating to the foregoing. The words "expect," "project," "estimate," "anticipate," "should," "believe" and similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) the timing of reinsurance funding obligations arising out of arrangements with General American, (2) market conditions and the timing of sales of investment securities, (3) regulatory action taken by the Missouri Department of Insurance with respect to General American or the Company or its subsidiaries, (4) changes in the Company's credit ratings and the effect of recent ratings downgrades on the Company's future results of operations and financial condition, (5) material changes in mortality and claims experience,
(6) competitive factors and competitors' responses to the Company's initiatives, (7) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (8) successful execution of the Company's entry into new markets (9) successful development and introduction of new products, (10) the stability of governments and economies in foreign markets, (11) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (12) the success of the Company's clients, including General American Life Insurance Company ("General American") and its affiliates, and (13) changes in laws, regulations and accounting standards applicable to the Company and its subsidiaries. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF JUNE 30, 1999. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY
ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES AFTER THE DATE HEREOF TO REFLECT THE OCCURRENCE OF
UNANTICIPATED EVENTS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" and "--Foreign Currency Risk" which are incorporated by reference herein.

PART II - OTHER INFORMATION

ITEM 1.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Shareholders was held on May 26, 1999

(b) At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:

1.   To elect three directors to serve terms ending in 2002.


Directors                  Voted For        Withheld
---------                  ---------        --------

J. Cliff Eason             35,583,678       115,504
Leonard M. Rubenstein      35,583,603       115,579
H. Edwin Trusheim          35,583,763       115,419


2. To authorize the sale of the Company's Voting Common Stock or Non-voting Common Stock from time to time to GenAmerica Corporation, a significant shareholder of the Company, or its affiliates.


                         Voted
Voted For                Against            Abstained      No Vote
---------                -------            ---------      -------

28,942,015               5,224,924          110,735        1,421,508


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  See index to exhibits.

(b) No reports were filed on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Reinsurance Group of America, Incorporated



                         By: /s/ A. Greig Woodring     August 16, 1999
                             -----------------------------------------
                                    A. Greig Woodring
                             President & Chief Executive Officer
                             (Principal Executive Officer)



                             /s/ Jack B. Lay           August 16, 1999
                             -----------------------------------------
                                    Jack B. Lay
                             Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                        Description
-------                       -----------

 3.1 Restated Articles of Incorporation of Reinsurance Group of America, Incorporated, as amended, incorporated by reference to
                Exhibit 3.1 to Registration Statement on Form S-1 (No. 33-58960) filed on March 2, 1993 and Exhibit 3.3 to Registration Statement on Form S-3 (No. 333-5177) filed on June 4, 1998

 3.2 Bylaws of RGA incorporated by reference to Exhibit 3.2 to Registration Statement on Form S-1 (No. 33-58960) filed on March 2, 1993

 3.3 Form of Certificate of Designations for Series A Junior Participating Preferred Stock incorporated by reference to
                Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960) filed on April 14, 1993

27.1            Financial Data Schedule