Form 10-Q
period 1999-09-30
REINSURANCE GROUP OF AMERICA INC
filed 1999-11-12
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

VOTING COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 29, 1999:
45,129,989 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


ITEM                                                                                  PAGE
----                                                                                  ----
                         PART I - FINANCIAL INFORMATION
1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         September 30, 1999 and December 31, 1998                                        3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and Nine months ended September 30, 1999 and 1998                         4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 1999 and 1998                                   5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                       6-10

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                               11-32

3        Qualitative and Quantitative Disclosures About Market Risk                     32


                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                              33

4        Submission of Matters to a Vote of Security Holders                            33

6        Exhibits and Reports on Form 8-K                                               34

         Signatures                                                                     35

         Index to Exhibits                                                              36


           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                        September 30,       December 31,
                                                                                            1999               1998
                                                                                        --------------     ------------
                                                                                             (Dollars in thousands)
             ASSETS
Fixed maturity securities
       Available for sale-at fair value (amortized cost of $2,196,925 and
             $3,613,602 at September 30, 1999, and December 31, 1998, respectively)      $ 2,077,586       $ 3,701,617
Mortgage loans on real estate                                                                240,967           216,636
Policy loans                                                                                 607,257           513,885
Funds withheld at interest                                                                   681,620           359,786
Short-term investments                                                                       122,430           314,953
Other invested assets                                                                         25,890            22,704
                                                                                         -----------       -----------
             Total investments                                                             3,755,750         5,129,581
Cash and cash equivalents                                                                    114,378            15,966
Accrued investment income                                                                     58,943            62,447
Premiums receivable                                                                          333,824           173,935
Funds withheld                                                                                62,585            73,042
Reinsurance ceded receivables                                                                291,098           259,688
Deferred policy acquisition costs                                                            463,486           351,042
Other reinsurance balances                                                                    89,933           217,677
Other assets                                                                                   9,654            35,175
                                                                                         -----------       -----------
             Total assets                                                                $ 5,179,651       $ 6,318,553
                                                                                         ===========       ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                   $ 1,814,763       $ 1,585,506
Interest sensitive contract liabilities                                                    1,674,254         2,985,515
Other policy claims and benefits                                                             526,325           482,049
Other reinsurance balances                                                                    66,991           177,806
Deferred income taxes                                                                         91,927           121,988
Other liabilities                                                                            172,695           105,471
Long-term debt                                                                               183,884           107,994
                                                                                         -----------       -----------
             Total liabilities                                                             4,530,839         5,566,329
Minority interest                                                                              2,231             3,747
Commitments and contingent liabilities
Stockholders' equity:
       Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
             shares issued or outstanding)                                                         -                 -
       Common stock (par value $.01 per share; 75,000,000 shares authorized,
             46,268,584 and 39,073,613 shares issued at September 30, 1999 and                   463               392
             December 31, 1998, respectively)
       Non-voting common stock (par value $.01 per share; 7,417,496 shares issued
             and outstanding at December 31, 1998;                                                 -                74
       Additional paid in capital                                                            486,137           486,669
       Retained earnings                                                                     269,722           251,512
       Accumulated other comprehensive income                                                (89,691)           30,305
                                                                                         -----------       -----------
             Total stockholders' equity before treasury stock                                666,631           768,952
       Less treasury shares held of 1,138,595 and 1,178,270 at cost at
             September 30, 1999, and December 31, 1998, respectively                         (20,050)          (20,475)
                                                                                         -----------       -----------
             Total stockholders' equity                                                      646,581           748,477
                                                                                         -----------       -----------
             Total liabilities and stockholders' equity                                  $ 5,179,651       $ 6,318,553
                                                                                         ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                Three months ended            Nine months ended
                                                                                   September 30,                September 30,
                                                                           --------------------------    --------------------------
                                                                               1999           1998          1999            1998
                                                                           -----------    -----------    -----------    -----------
                                                                                (Dollars in thousands, except per share data)
REVENUES:
       Net premiums                                                        $   295,079    $   224,327    $   965,603    $   705,352
       Investment income, net of related expenses                               91,697         71,126        264,231        206,180
       Realized investment gains/(losses), net                                 (62,239)           639        (61,744)         3,358
       Other revenue                                                             1,707          6,573         10,568         16,671
                                                                           -----------    -----------    -----------    -----------
             Total revenues                                                    326,244        302,665      1,178,658        931,561

BENEFITS AND EXPENSES:
       Claims and other policy benefits                                        229,684        168,611        776,763        552,415
       Interest credited                                                        43,898         38,821        127,141        111,178
       Policy acquisition costs and other insurance expenses                    49,324         44,824        155,233        130,566
       Other operating expenses                                                 19,408         14,094         51,162         41,176
       Interest expense                                                          2,475          2,228          6,704          6,440
                                                                           -----------    -----------    -----------    -----------
             Total benefits and expenses                                       344,789        268,578      1,117,003        841,775
                                                                           -----------    -----------    -----------    -----------

             Income (loss) before income taxes and minority interest           (18,545)        34,087         61,655         89,786

       Provision (benefit) for income taxes                                     (4,950)        12,311         27,166         32,279
                                                                           -----------    -----------    -----------    -----------

             Income (loss) from continuing operations before minority
                   interest                                                    (13,595)        21,776         34,489         57,507

Minority interest in earnings of consolidated subsidiaries                         342            151            801            457
                                                                           -----------    -----------    -----------    -----------

             Income (loss) from continuing operations                          (13,937)        21,625         33,688         57,050

       Discontinued operations:
             (Loss) on discontinued accident and health operations,
                   net of taxes                                                 (3,212)          (968)        (8,204)        (1,266)
                                                                           -----------    -----------    -----------    -----------

             Net income/(loss)                                             $   (17,149)   $    20,657    $    25,484    $    55,784
                                                                           ===========    ===========    ===========    ===========


Earnings/(loss) per share from continuing operations:
       Basic earnings per share                                            $     (0.31)   $      0.48    $      0.74    $      1.39
                                                                           ===========    ===========    ===========    ===========

       Diluted earnings per share                                          $     (0.31)   $      0.47    $      0.73    $      1.38
                                                                           ===========    ===========    ===========    ===========
Earnings/(loss) per share from net income:
       Basic earnings per share                                            $     (0.38)   $      0.46    $      0.56    $      1.36
                                                                           ===========    ===========    ===========    ===========

       Diluted earnings per share                                          $     (0.38)   $      0.45    $      0.56    $      1.35
                                                                           ===========    ===========    ===========    ===========

Weighted average number of diluted shares outstanding
       (in thousands)                                                           45,311         45,788         45,854         41,474
                                                                           ===========    ===========    ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                     ------------------------
                                                                                         1999         1998
                                                                                     -----------  -----------
                                                                                      (Dollars in thousands)
OPERATING ACTIVITIES:
       Net income                                                                  $    25,484    $    55,784
       Adjustments to reconcile net income to net cash provided by operating activities:
             Change in:
                   Accrued investment income                                             3,504        (33,618)
                   Premiums receivable                                                (159,719)       (75,846)
                   Deferred policy acquisition costs                                  (111,722)       (52,111)
                   Funds withheld                                                       10,457        (69,046)
                   Reinsurance ceded balances                                          (31,554)        28,977
                   Future policy benefits, other policy claims and benefits, and
                     other reinsurance balances                                        311,234        245,705
                   Deferred income taxes                                                42,032         24,041
                   Other assets and other liabilities                                   88,321        (23,597)
             Amortization of goodwill and value of business acquired                       647          1,171
             Amortization of net investment discounts                                  (17,967)       (11,327)
             Realized investment (gains)/losses, net                                    61,744         (3,358)
             Minority interest in earnings                                                 799            464
             Other, net                                                                  1,816            (11)
                                                                                   -----------    -----------
Net cash provided by operating activities                                              225,076         87,228
INVESTING ACTIVITIES:
       Sales of investments:
             Fixed maturity securities - Available for sale                          2,706,080        307,622
             Mortgage loans                                                              4,543              -
       Maturities of fixed maturity securites - Available for sale                      37,075         32,252
       Purchases of fixed maturity securities - Available for sale                  (1,355,448)    (1,399,701)
       Cash invested in:
             Mortgage loans                                                            (51,954)       (63,516)
             Policy loans                                                              (93,371)        (6,155)
             Funds withheld at interest                                                (27,466)       (20,104)
       Principal payments on:
             Mortgage loans                                                             15,159          7,914
             Policy loans                                                                    -         14,752
       Change in short-term and other invested assets                                  187,623        113,532
                                                                                   -----------    -----------
Net cash provided (used) by investing activities                                     1,422,241     (1,013,404)
FINANCING ACTIVITIES:
       Dividends to stockholders                                                        (7,274)        (5,141)
       Proceeds from stock offering                                                          -        221,837
       Reissuance of treasury stock                                                        454            627
       Exchange of voting for non-voting shares                                           (665)             -
       Excess deposits (withdrawls) on universal life and other
         investment type policies and contracts                                     (1,616,479)       694,839
       Proceeds from debt issuance                                                      75,000              -
                                                                                   -----------    -----------
Net cash provided (used) by financing activities                                    (1,548,964)       912,162
Effect of exchange rate changes                                                             59          1,104
                                                                                   -----------    -----------
Change in cash and cash equivalents                                                     98,412        (12,910)
Cash and cash equivalents, beginning of period                                          15,966         37,395
                                                                                   -----------    -----------
Cash and cash equivalents, end of period                                           $   114,378    $    24,485
                                                                                   ===========    ===========


     See accompanying notes to condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1998, as amended.

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

2.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):

                                              ------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    1999              1998              1999               1998
                                              ------------------------------------------------------------------------
Earnings:
  Income (loss) from continuing operations
   (numerator for basic and diluted
   calculations)                                    ($13,937)          $21,625            $33,688           $57,050
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)                45,311            45,279             45,331            41,019
  Equivalent shares from outstanding stock
   options (denominator for diluted
   calculation)                                           --               509                523               455
                                              ------------------------------------------------------------------------
  Denominator for diluted calculation                 45,311            45,788             45,854            41,474
Earnings (loss) per share:
  Basic                                               ($0.31)          $  0.48            $  0.74           $  1.39
  Diluted                                             ($0.31)          $  0.47            $  0.73           $  1.38
                                              ------------------------------------------------------------------------

The calculation of diluted earnings per share does not include common stock equivalent shares whose impact would be antidilutive. For the three months ended September 30, 1999, approximately 0.3 million outstanding stock options were not included in the calculation of common equivalent shares as their respective exercise prices were greater than the average market price. These options were outstanding at the end of period.

3.       COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income for the three and nine month periods ending September 30, 1999 and 1998 (dollars in thousands):

                                              ------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    1999              1998              1999               1998
                                              ------------------------------------------------------------------------
Net income                                          $(17,149)        $20,657          $ 25,484          $ 55,784
Accumulated other comprehensive
 Income (expense), net of tax:
  Unrealized gains (losses) on securities            (30,278)         10,601          (120,074)           18,751
  Foreign currency items                                (301)         (5,208)               78            (6,851)
                                              ------------------------------------------------------------------------
    Comprehensive income                            $(47,728)        $26,050          $(94,512)         $ 67,684
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


                                              ------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    1999              1998              1999               1998
                                              ------------------------------------------------------------------------
REVENUES
 Reinsurance:
  U.S.                                              $213,816          $226,253        $  835,978          $702,920
  Canada                                              56,954            32,231           163,990            95,048
  Latin America                                        9,523            12,507            49,000            39,720
  Asia Pacific                                        19,380            15,136            53,410            41,822
  Other international                                  8,191             2,707            20,601             4,909
                                              ------------------------------------------------------------------------
 Total reinsurance revenues                          307,864           288,834         1,122,979           884,419
 Total direct revenues (Latin America)                16,438            10,555            45,469            39,927
 Corporate                                             1,942             3,276            10,210             7,215
                                              ------------------------------------------------------------------------
     Total from continuing operations               $326,244          $302,665        $1,178,658          $931,561
                                              ------------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST
 Reinsurance:
  U.S.                                              $(23,884)         $ 33,017           $46,705          $ 85,074
  Canada                                               9,997             1,814            27,165            10,945
  Latin America                                        2,128             1,506             4,025             2,413
  Asia Pacific                                          (217)               (1)           (7,987)              152
  Other international                                 (2,279)           (1,099)           (3,512)           (3,507)
 Corporate                                            (4,290)           (1,150)           (4,741)           (5,291)
                                              ------------------------------------------------------------------------
     Total from continuing operations               $(18,545)         $ 34,087        $   61,655          $ 89,786
                                              ------------------------------------------------------------------------


During the third quarter of 1999, U.S. segment assets decreased by approximately $1.5 billion primarily due to the recapture of funding agreement business by General American Life Insurance Company ("General American"), a wholly-owned subsidiary of GenAmerica Corporation ("GenAmerica"), the Company's majority shareholder. There have been no other material changes in reportable segment assets from the amounts disclosed in Note 16 of the 1998 Annual Report.

5.       SIGNIFICANT TRANSACTIONS

New Reinsurance Agreement

During 1999, the Company entered into a new agreement reinsuring a market value adjusted annuity product. Pursuant to the terms of the reinsurance agreement, the annuity liabilities and funds supporting the liabilities are withheld by the ceding company. To reflect the Company's obligations under the agreement, the amounts withheld have been reflected in "Funds withheld at interest" and "Interest sensitive contract liabilities" on the balance sheet. As of September 30, 1999, approximately $294.4 million and $303.2 million related to this agreement have been included in funds withheld at interest and interest sensitive contract liabilities, respectively.

The Company subsequently retrocedes approximately 5/12ths of this business to a GenAmerica subsidiary and 2/12ths to another retrocessionaire. The Company reports the effect of the retrocessions by reflecting a net receivable or payable from/to the retrocessionaires in other reinsurance balances. The underlying product reinsured by the Company provides the contract holder with a minimum return guarantee over the life of the product. The Company shares in this guarantee, which is mitigated by applicable surrender charges over the first ten years of the contract, pursuant to the reinsurance agreement.

Recapture Transaction

Effective September 29, 1999, General American completed the recapture of the entire block of General American's funding agreement business reinsured by the Company. Prior to the recapture, the Company reinsured approximately 25% of General American's funding agreement business. Pursuant to the recapture transaction, the Company transferred all remaining liabilities related to the funding agreement business and an equivalent amount of assets to General American. Over the course of the third quarter of 1999, the Company transferred to General American approximately $1.8 billion in assets, including $1.5 billion in connection with the recapture. Those assets, consisting primarily of investments in fixed maturity securities and cash, were transferred in satisfaction of $1.8 billion in funding agreement liabilities. Associated with the liquidation of investment securities and the transfer of assets to General American during the third quarter of 1999, the Company incurred an after tax net capital loss of approximately $33.2 million, including $26.0 million associated with the recapture transaction.

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

7.       SPECIAL SHAREHOLDERS MEETING

On September 14, 1999, the Company held a special shareholders' meeting at which an amendment to the Company's restated articles of incorporation, as amended, was approved which converted 7,417,496 shares of non-voting common stock into 7,194,971 shares of voting common stock, with cash paid in lieu of any fractional shares.

8.       LONG TERM DEBT

The Company entered into a term loan agreement dated as of June 1, 1999 with General American, whereby it borrowed $75.0 million to continue expansion of the Company's business. Interest on the term loan will be payable quarterly at 100 basis points over the British Bankers' Association three month LIBOR rate. The term loan matures on June 30, 2004.

9.       ADMINISTRATIVE SUPERVISION AND SALE OF GENAMERICA

On August 10, 1999, General American became subject to an order of administrative supervision from the Missouri Department of Insurance (the "Department"). This action arose from General American's inability to meet substantial demands for surrenders of its funding agreement business, also known as stable value business, without jeopardizing interests of its other policyholders. General American stated that the unexpected high volume of withdrawal requests from its funding agreement investors created severe pressure on General American's liquidity position and its ability to convert assets within the tight timeframe required. General American stated that it sought additional time to respond to the requests of the funding agreement clients, making certain all obligations were honored.

The funding agreement withdrawal activity stemmed from developments associated with the ratings of General American and ARM Financial Group, Inc., a financial services company which marketed a highly specialized portfolio of funding agreements products to institutional investors. In late July, Moody's Investor Services downgraded General American's financial strength rating from A2 to A3. The downgrade caused a significant number of funding agreement investors to recall their funds over a short period of time, creating the liquidity pressures. Moody's further lowered General American's rating to Ba1 on August 9, 1999 and B1 on August 12, 1999. Moody's traditionally has rated RGA Reinsurance with the same financial strength as General American. As of October 29, 1999, Moody's, Standard & Poor's, and A.M. Best rated RGA Reinsurance Ba3, BB and B++, respectively.

On August 26, 1999, GenAmerica announced a definitive agreement whereby Metropolitan Life Insurance Company ("MetLife") will acquire GenAmerica, including GenAmerica's beneficial ownership of approximately 53% of the outstanding shares of the Reinsurance Group of America, Incorporated ("RGA"), for approximately $1.2 billion. The transaction is expected to be completed in the fourth quarter of 1999 or first quarter of 2000, and is subject to regulatory and judicial approval.

RGA Reinsurance Company, the primary operating subsidiary of the Company ("RGA Reinsurance"), served as a reinsurer to General American for approximately 25 percent of funding agreement deposits. Effective September 29, 1999, General American completed the recapture of the entire block of General American's funding agreement business reinsured by the Company. As a result of the recapture transaction, RGA Reinsurance no longer retains any obligations related to General American's funding agreement business. The funding agreement business contributed to the Company's pre-tax earnings in the amount of approximately $4 million during 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operating segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products include reinsurance of funding agreement products, bank-owned life insurance, and annuities. As of September 30, 1999, the Company no longer reinsures funding agreement products. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Latin America operations also include traditional reinsurance and reinsurance of privatized pension products primarily in Argentina. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance. Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operating segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based upon profit or loss from operations before income taxes and minority interest.

Consolidated income from continuing operations before income taxes and minority interest for the third quarter and first nine months of 1999 decreased $52.6 million and $28.1 million, respectively, as compared to the prior-year periods. After tax diluted earnings (losses) per share from continuing operations were ($0.31) and $0.73 for the third quarter and first nine months of 1999, respectively, compared with $0.47 and $1.38 for the comparable 1998 periods. The decrease in earnings for the third quarter and nine months was attributed primarily to realized capital losses associated with the recapture by General American of all funding agreement business reinsured by the Company. Excluding realized capital losses, consolidated income from continuing operations before income taxes and minority interest for the third quarter and first nine months of 1999 increased $10.2 million and $37.0 million, respectively, as compared to the prior-year periods.


For the year ended December 31, 1998, all reinsurance arrangements with General American represented approximately 5% of the Company's consolidated earnings. Due primarily to capital losses associated with the recapture of the funding agreement business, reinsurance arrangements with General American resulted in a pre-tax loss of approximately $49 million for the nine months ended September 30, 1999.

Further discussion and analysis of the results for 1999 compared to 1998 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1999


                                                     ----------------------------------------------------------------

                                                         TRADITIONAL           NON-TRADITIONAL               TOTAL
                                                                            ASSET-        FINANCIAL           U.S.
                                                                          INTENSIVE      REINSURANCE
                                                     ----------------------------------------------------------------
REVENUES:
  Net premiums                                         $     207,125    $        (62)     $        -     $   207,063
  Investment income, net of related expenses                  30,678          36,851               -          67,529
  Realized investment gains (losses), net                     (9,413)        (53,065)              -         (62,478)
  Other revenue                                               (1,526)            (18)          3,246           1,702
                                                     ----------------------------------------------------------------
     Total revenues                                          226,864         (16,294)          3,246         213,816
BENEFITS AND EXPENSES:
  Claims and other policy benefits                           153,635             167               -         153,802
  Interest credited                                            9,752          33,319               -          43,071
  Policy acquisition costs and other insurance
    expenses                                                  31,045             727           2,371          34,143
  Other operating expenses                                     6,415             231              38           6,684
                                                     ----------------------------------------------------------------
       Total benefits and expenses                           200,847          34,444           2,409         237,700

       Income before income taxes and minority
         interest                                      $      26,017    $    (50,738)     $      837     $   (23,884)
                                                     ----------------------------------------------------------------



FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1998


                                                     ----------------------------------------------------------------

                                                         TRADITIONAL           NON-TRADITIONAL               TOTAL
                                                                            ASSET-        FINANCIAL           U.S.
                                                                          INTENSIVE      REINSURANCE
                                                     ----------------------------------------------------------------
REVENUES:
  Net premiums                                         $     160,424    $        327      $        -     $   160,751
  Investment income, net of related expenses                  25,354          33,555               -          58,909
  Realized investment gains, net                                 453             144               -             597
  Other revenue                                                  113               -           5,883           5,996
                                                     ----------------------------------------------------------------
     Total revenues                                          186,344          34,026           5,883         226,253

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           117,964             552               -         118,516
  Interest credited                                           10,467          28,101               -          38,568
  Policy acquisition costs and other insurance
    expenses                                                  26,207           1,894           3,906          32,007
  Other operating expenses                                     3,927             185              33           4,145
                                                     ----------------------------------------------------------------
       Total benefits and expenses                           158,565          30,732           3,939         193,236

       Income before income taxes and minority
         interest                                     $       27,779    $      3,294      $    1,944     $    33,017
                                                     ----------------------------------------------------------------

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1999



                                                     ----------------------------------------------------------------

                                                       TRADITIONAL             NON-TRADITIONAL               TOTAL
                                                                             ASSET-       FINANCIAL           U.S.
                                                                          INTENSIVE      REINSURANCE
                                                     ----------------------------------------------------------------
REVENUES:
  Net premiums                                        $      696,220    $        781      $        -      $  697,001
  Investment income, net of related expenses                  90,511         110,471               -         200,982
  Realized investment gains (losses), net                    (14,988)        (56,439)              -         (71,427)
  Other revenue                                               (1,521)            801           10,142          9,422
                                                     ----------------------------------------------------------------
     Total revenues                                          770,222          55,614           10,142        835,978

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           529,317             897                -        530,214
  Interest credited                                           29,212          95,958                -        125,170
  Policy acquisition costs and other insurance               106,192           2,695            7,434        116,321
    expenses
  Other operating expenses                                    16,889             583               96         17,568
                                                     ----------------------------------------------------------------
       Total benefits and expenses                           681,610         100,133            7,530        789,273

       Income before income taxes and minority
         interest                                     $       88,612    $    (44,519)     $     2,612     $   46,705
                                                     ----------------------------------------------------------------


FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1998

                                                     ----------------------------------------------------------------

                                                       TRADITIONAL              NON-TRADITIONAL              TOTAL
                                                                            ASSET-         FINANCIAL          U.S.
                                                                          INTENSIVE       REINSURANCE
                                                     ----------------------------------------------------------------
REVENUES:
  Net premiums                                        $      514,961    $      1,014      $         -     $  515,975
  Investment income, net of related expenses                  78,296          92,286                -        170,582
  Realized investment gains, net                               1,717             981                -          2,698
  Other revenue                                                    4               -           13,661         13,665
                                                     ----------------------------------------------------------------
     Total revenues                                          594,978          94,281           13,661        702,920

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           391,052           2,851                -        393,903
  Interest credited                                           33,064          77,321                -        110,385
  Policy acquisition costs and other insurance                86,722           4,503            9,852        101,077
    expenses
  Other operating expenses                                    11,827             555               99         12,481
                                                     ----------------------------------------------------------------
       Total benefits and expenses                           522,665          85,230            9,951        617,846

       Income before income taxes and minority
         interest                                     $       72,313    $      9,051      $     3,710     $   85,074
                                                     ----------------------------------------------------------------

During the third quarter and first nine months of 1999, income before income taxes and minority interest for U.S. operations decreased 172.3% and 45.1%, respectively, over the comparable prior-year periods. The decrease is primarily due to the realized loss recognized on the recapture of the General American funding agreement product. During the third quarter and first nine months of 1999, operating income before realized losses increased 19.0% and 43.4%, respectively, over the comparable prior-year periods. These increases are primarily the result of the growth of the business and good mortality experience on the core traditional block of business. U.S. operations include traditional and non-traditional reinsurance. The components of non-traditional reinsurance are asset-intensive and financial reinsurance. Traditional reinsurance accounts for the majority of the growth in this segment.

Traditional Reinsurance
The U.S. traditional reinsurance subsegment is the oldest and largest subsegment of the Company. This subsegment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the third quarter and first nine months of 1999, production remained relatively constant, totaling $17.7 billion and $70.2 billion, respectively, of new assumed in-force, compared to $17.3 billion and $72.9 billion for the same periods in 1998. Production levels are significantly influenced by large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the level of production is uncertain.

Income before income taxes and minority interest for U.S. traditional reinsurance decreased 6.3% and increased 22.5% in the third quarter and first nine months of 1999, respectively. The decrease in income for the quarter was primarily due to the realized losses of $9.4 million on securities transactions. The increases in income for the year were primarily attributable to strong premium growth, an increase in investment income and favorable mortality experience.

Net premiums for U.S. traditional reinsurance rose 29.1% and 35.2% in the third quarter and first nine months of 1999. New premium on in-force blocks of business, renewal premium on existing blocks of business and new business premiums from facultative and automatic treaties all contributed to this growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 21.0% and 15.6% in the third quarter and first nine months of 1999. The increases were due to the continued growth of business in this subsegment which resulted in an increase of the invested asset base, which included total investments, cash, and accrued investment income, to $2.0 billion at September 30, 1999 from $1.9 billion at September 30, 1998.

Realized investment losses of approximately $15.0 million were reported for the first nine months of 1999. These losses included the write-off of the Company's investment in Thomson Barrett Organization PLC ("TBO"), a 20% owned entity. TBO was an international financial services consulting firm specializing in the development of distributions systems. In September, the Company relinquished its 20% interest in TBO for nominal consideration to the other shareholders. Collaborative Strategies, Incorporated ("CSI"), a GenAmerica subsidiary, assumed a portion of the debt of TBO in exchange for certain assets, including the employees, and businesses of TBO. The Company then discharged the debt of TBO and CSI in exchange for future profits on certain business initiatives. The Company does not expect any future profits to materialize related to these initiatives. Therefore, the Company wrote-off its entire investment related to this business in June 1999. The Company also recorded capital gains associated with the sale of some investments as well as capital losses recognized on permanent write-downs of various securities.

The amount of claims and other policy benefits increased 30.2% and 35.4% in the third quarter and first nine months of 1999, primarily resulting from the increased size of the inforce blocks of business. Claims and other policy benefits, as a percentage of net premiums, were 74.2% and 76.0% in the third quarter and first nine months of 1999, respectively, compared to 73.5% and 75.9% in prior-year periods. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this subsegment, which have a significant mortality component. This amount fluctuates with the changes in cash surrender value and changes in interest crediting rates.

The amount of policy acquisition costs and other insurance expenses rose 18.5% and 22.5% in the third quarter and first nine months of 1999, respectively, over the comparable prior-year periods. As a percentage of net premiums, policy acquisition costs and other insurance expenses were 15.0% and 15.3% for the third quarter and first nine months of 1999, respectively, compared to 16.3% and 16.8% in the prior-year periods. The decreases were primarily attributable to a change in the mix of business that resulted in less acquisition costs during the current periods.

Other operating expenses increased 63.4% and 42.8% in the third quarter and the first nine months of 1999. The increase was primarily due to increases in costs associated with the growth of the business and an increase in corporate costs that are allocated based on premium or revenues. Other operating expenses for the third quarter and first nine months of 1999 and 1998 remained relatively constant as a percentage of net premiums.

Asset-Intensive Reinsurance
The U.S. asset-intensive reinsurance subsegment includes the reinsurance of funding agreement products, annuities, and bank-owned life insurance. As of September 30, 1999, the Company no longer reinsures funding agreement products. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

Income before income taxes and minority interest decreased significantly in the third quarter and first nine months of 1999, respectively. The funding agreement business was primarily responsible for the decrease in earnings. In the first nine months, funding agreement had a net loss before income taxes and minority interest of approximately $47.6 million. The Company's parent, General American, recaptured the business during the month of September. Total after-tax capital losses of approximately $33.2 million were incurred in connection with liquidating securities and the recapture by General American. Net premiums reported in this subsegment relate to a yearly renewable term treaty that reinsures the mortality risk of a bank-owned life insurance product. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

Financial Reinsurance
The U.S. financial reinsurance subsegment includes net fees earned on financial reinsurance agreements and the equity in the unconsolidated results from the Company's ownership in RGA/Swiss Financial Group, L.L.C. ("RGA/Swiss"). Financial reinsurance agreements represent low mortality risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes and minority interest decreased to $0.8 million and $2.6 million in the third quarter and first nine months of 1999, as compared to $1.9 million and $3.7 million in the prior-year periods. These results were primarily attributable to the decrease in earnings from RGA/Swiss and the net fees earned on financial reinsurance agreements. A decrease in outstanding statutory financial reinsurance also contributed to the earnings decrease. Policy acquisition costs and other insurance expenses include fees paid for the subsequent retrocession of these financial reinsurance transactions.

CANADA OPERATIONS (dollars in thousands)



                                         ------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                       NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                1999                 1998               1999                 1998
                                         ------------------------------------------------------------------------------
REVENUES:
  Net premiums                                  $42,763             $25,704           $119,636             $ 75,058
  Investment income, net of related
   expenses                                      14,153               6,558             38,125               19,034
  Realized investment gains, net                      -                   -              6,253                  617
  Other revenue                                      38                 (31)               (24)                 339
                                         ------------------------------------------------------------------------------
    Total revenues                               56,954              32,231            163,990               95,048

BENEFITS AND EXPENSES:
  Claims and other policy benefits               37,072              25,063            112,890               69,394
  Interest credited                                 451                 216              1,356                  677
  Policy acquisition costs and other
   insurance expenses                             7,442               3,714             17,161                9,208
  Other operating expenses                        1,992               1,424              5,418                4,824
                                         ------------------------------------------------------------------------------
    Total benefits and expenses                  46,957              30,417            136,825               84,103

    Income before income taxes and
      minority interest                         $ 9,997             $ 1,814           $ 27,165             $ 10,945
                                         ------------------------------------------------------------------------------


Income before income taxes and minority interest increased 451.1% and 148.2% in the third quarter and first nine months of 1999, respectively. Excluding realized investment gains, income before income taxes and minority interest increased 451.1% and 102.5% in the third quarter and first nine month of 1999, respectively. The increases were driven by a growth in premiums and investment income and favorable mortality for the quarter and year to date. In addition, reporting on a large in-force block obtained late in 1998 was refined based upon better information received from the client. The investment gains were realized in the second quarter to realign the investment portfolio to achieve a better match of asset and liability cash flows. The effects of changes in the foreign exchange rate during 1999 compared to 1998 are not material.

Net premiums increased 66.4% and 59.4% in the third quarter and first nine months of 1999, respectively. The increases were the result of several major treaties being signed in 1998 that generated new premiums in the fourth quarter of 1998 and in 1999, as well as renewal premiums generated by the segment's production throughout 1998. Net premium levels for the fourth quarter of 1999 are expected to be in line with those experienced during the first three quarters. The comparable growth in the fourth quarter premiums will be impacted by the major treaties signed in the fourth quarter of 1998. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 115.8% and 100.3% in the third quarter and first nine months of 1999 due to an increase in the invested asset base. The invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest related to a large in-force block added in 1998.

Claims and other policy benefits increased 47.9% and 62.7% during the third quarter and first nine months of 1999. Claims and other policy benefits as a percentage of net premiums were 86.7% and 94.4% in the third quarter and first nine months of 1999 compared to 97.5% and 92.5% in the prior-year periods. The lower percentage in the third quarter is the result of refined reporting on a large in-force block received in late 1998 based on new information and better than expected mortality for the quarter. The increased percentages experienced for the nine months are primarily the result of several large in-force blocks added in 1998. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios. Investment income on the accumulated assets supporting the reserve liabilities together with renewal premiums are sufficient to provide an appropriate profit margin. Mortality is expected to fluctuate somewhat from period to period but remains fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 17.4% and 14.3% in the third quarter and first nine months of 1999, respectively, compared to 14.4% and 12.3% in the prior year periods. The increase in ratios is primarily due to the changing mix of business to coinsurance from yearly renewable term agreements. These coinsurance agreements tend to have higher commission costs compared to yearly renewable term agreements.

LATIN AMERICA OPERATIONS (dollars in thousands)


FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1999


                                                                                                           TOTAL LATIN
                                                                         DIRECT         REINSURANCE          AMERICA

REVENUES:
     Net premiums                                                     $     11,615      $      6,624      $     18,239
     Investment income (loss), net of related expenses                       4,797             3,025             7,822
     Realized investment gains, net                                              -                 -                 -
     Other revenue                                                              26              (126)             (100)
                                                                     --------------------------------------------------
            Total revenues                                                  16,438             9,523            25,961

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       11,968             7,517            19,485
     Interest credited                                                          (1)              377               376
     Policy acquisition costs and other insurance expenses                     837               532             1,369
     Other operating expenses                                                2,369               234             2,603
                                                                     --------------------------------------------------
          Total benefits and expenses                                       15,173             8,660            23,833

          Income before income taxes and minority interest            $      1,265      $        863      $      2,128
                                                                     --------------------------------------------------


FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 1998


                                                                                                           TOTAL LATIN
                                                                         DIRECT         REINSURANCE          AMERICA

REVENUES:
     Net premiums                                                     $      9,498      $     11,612      $     21,110
     Investment income, net of related expenses                                829               895             1,724
     Other revenue                                                             228                 -               228
                                                                     --------------------------------------------------
            Total revenues                                                  10,555            12,507            23,062

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                        7,127             9,794            16,921
     Interest credited                                                          37                 -                37
     Policy acquisition costs and other insurance expenses                   1,036               553             1,589
     Other operating expenses                                                2,182               827             3,009
                                                                     --------------------------------------------------
          Total benefits and expenses                                       10,382            11,174            21,556

          Income before income taxes and minority interest            $        173      $      1,333      $      1,506
                                                                     --------------------------------------------------

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1999


                                                                                                          TOTAL LATIN
                                                                         DIRECT         REINSURANCE         AMERICA

REVENUES:
     Net premiums                                                      $    33,882      $     44,598      $     78,480
     Investment income, net of related expenses                             11,471             4,260            15,731
     Realized investment gains, net                                             12               268               280
     Other revenue                                                             104              (126)              (22)
                                                                     --------------------------------------------------
            Total revenues                                                  45,469            49,000            94,469

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       35,096            42,645            77,741
     Interest credited                                                         239               377               616
     Policy acquisition costs and other insurance expenses                   2,911             1,190             4,101
     Other operating expenses                                                5,575             2,411             7,986
                                                                     --------------------------------------------------
          Total benefits and expenses                                       43,821            46,623            90,444

          Income before income taxes and minority interest             $     1,648      $      2,377      $      4,025
                                                                     --------------------------------------------------

FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 1998


                                                                                                          TOTAL LATIN
                                                                         DIRECT         REINSURANCE         AMERICA

REVENUES:
     Net premiums                                                      $    35,072      $     37,035      $     72,107
     Investment income, net of related expenses                              4,675             2,685             7,360
     Other revenue                                                             180                 -               180
                                                                     --------------------------------------------------
            Total revenues                                                  39,927            39,720            79,647

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       30,650            33,712            64,362
     Interest credited                                                         116                 -               116
     Policy acquisition costs and other insurance expenses                   3,023             1,511             4,534
     Other operating expenses                                                5,532             2,690             8,222
                                                                     --------------------------------------------------
          Total benefits and expenses                                       39,321            37,913            77,234

          Income before income taxes and minority interest             $       606      $      1,807      $      2,413
                                                                     --------------------------------------------------

For the Latin America operations, income before income taxes and minority interest increased 41.3% in the third quarter and 66.8% in the first nine months of 1999 compared to the same periods in 1998. For the first nine months of 1999, results improved in the reinsurance operations with continued profitability in the reinsurance of privatized pensions in Argentina and developing business in Mexico. While direct insurance business in Chile continued to be profitable, the Company has begun exploring the possibility of selling its Chilean direct writing operations. The Company is considering this sale in an effort to focus on reinsurance business as opposed to direct distribution.

Direct Insurance

For the third quarter of 1999, the Latin America direct business reported income before income taxes and minority interest of $1.3 million compared to $0.2 million for the same period in 1998. For the first nine months of 1999, the income before taxes and minority interest for the Latin America direct business increased approximately $1.0 million.

Premiums increased in Chile and Argentina during the third quarter, however decreased during the first nine months of 1999 compared to the same periods in 1998. In Chile, the sales of annuities have been decreasing due to sluggish market conditions. Although direct premiums from privatized pensions in Argentina have decreased as no new contracts were sold since September 1998, the loss in business was partially off-set by a new contract in group life. Investment income more than doubled during the third quarter and the first nine months of 1999. The invested assets for the subsidiaries have increased with growth in the business and capital contributions from RGA. In addition, the appreciation of Chilean investment balances that are index-denominated are included in investment income.

Claims and other policy benefits increased 67.9% during the third quarter and 14.5% during the first nine months of 1999 as a result of continued growth in the Chilean and Argentine business compared to the level for the same period in prior year. In addition, Chilean reserves are index-denominated, similar to the investments, therefore the appreciation in the index will contribute to the increase in the claims and other policy benefits. Interest credited represents amounts credited on Argentine universal life products.

Policy acquisition costs and other insurance expenses decreased 19.2% during the third quarter and 3.7% during the first nine months of 1999 compared to the same periods in 1998. As a percentage of net premiums, policy acquisition costs and other insurance expenses represented 7.2% and 8.6% for the third quarter and first nine months of 1999, respectively, compared to 10.9% and 8.6% in the prior year periods. The percentages can fluctuate due to variations in the mixture of business being written in Argentina and Chile. Other operating expenses increased $0.2 million during the third quarter of 1999, but remained fairly consistent for the first nine months of 1999 compared to the same period in 1998.


Reinsurance

Income before income taxes and minority interest decreased $0.5 million during the third quarter, but showed an increase of $0.6 million during the first nine months of 1999. Results were driven by the reinsurance business from privatized pensions in Argentina and developing business in Mexico.

Net premiums decreased $5.0 million during the third quarter of 1999, however, but increased $7.6 million for the first nine months of 1999. The overall growth was primarily from an increase in privatized pension reinsurance in Argentina while the decrease in premiums for the quarter was due to reduced quota share participation in several privatized pension contracts in

Argentina, effective July 1, 1999. In general, the number of active treaties has decreased, however, overall premiums and profitability are expected to remain at comparable levels.

Net investment income increased during the third quarter and first nine months of 1999 as a result of the timing of cash flows and adjustments to the segments allocated investment income. Investment income for RGA Reinsurance is allocated to the various operating segments on the basis of net capital and investment performance varies with the composition of investments.

The claims and other policy benefits for the reinsurance business decreased $2.3 million and increased $8.9 million during the third quarter and first nine months of 1999, respectively. Claims and other policy benefits as a percentage of net premiums totaled 113.5% and 95.6% for the third quarter and first nine months of 1999 compared to 84.3% and 91.0% in the prior year periods, respectively. This percentage fluctuates as claims related to the privatized pensions in Argentina continue to develop. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.


Policy acquisition costs and other insurance expenses remained fairly level for the third quarter and first nine months of 1999 compared to the same periods in 1998. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 8.0% and 2.7% for the third quarter and first nine months of 1999 compared to 4.8% and 3.1% in the prior year periods, respectively. These percentages fluctuate primarily due to changes in the mix of business.

ASIA PACIFIC OPERATIONS (dollars in thousands)


                                              -----------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    1999              1998              1999               1998
                                              -----------------------------------------------------------------------
REVENUES:
  Net premiums                                      $18,867           $14,224            $51,188           $37,630
  Investment income, net of related expenses
                                                        256               563              1,612             1,715
  Realized investment gains, net                          -                 0                (33)                1
  Other revenue                                         257               349                643             2,476
                                             ------------------------------------------------------------------------
    Total revenues                                   19,380            15,136             53,410            41,822

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   14,078             6,513             41,242            21,669
  Policy acquisition costs and other
   insurance expenses                                 3,749             6,685             14,193            14,312
  Other operating expenses                            1,647             1,824              5,607             5,353
  Interest expense                                      123               115                355               336
                                             ------------------------------------------------------------------------
    Total benefits and expenses                      19,597            15,137             61,397            41,670

    (Loss) income before income taxes and
      minority interest                             $  (217)          $    (1)           $(7,987)          $   152
                                             ------------------------------------------------------------------------

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

The third quarter and first nine months of 1999 showed an increase in premiums of 32.5% and 36.0%, respectively. For the third quarter of 1999, the loss before income taxes and minority interest was in line with expectations, with premiums, claims, and changes in reserves at expected levels. For the first nine months of 1999, the loss was caused by higher than expected claims and increases in reserves in the first quarter. In addition, the discontinuance of a financial reinsurance treaty with a Japanese issuer during the first quarter of 1999 negatively affected the segment's profitability.

Renewal premiums from the existing block of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business all contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income decreased during the third quarter and first nine months by 54.5% and 6.0%, respectively. Investment income for RGA Reinsurance is allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments and the relative allocation of capital to units. Other revenue during 1998 represented profit and risk fees associated with the financial reinsurance in Japan. A lower level of fees were reported in the third quarter and were substantially lower in the first nine months of 1999, as discussed above.

Claims and other policy benefits increased by 116.2% and 90.3% in the third quarter and first nine months or 1999 compared to the prior year periods. Claims and other policy benefits for 1999 include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Claims and other policy benefits as a percentage of net premiums increased to 74.6% and increased to 80.6% in the third quarter and first nine months of 1999, respectively, from 45.7% and 57.6% in 1998. The increase in the third quarter was caused by an increase in the reserves for incurred but unreported claims in Hong Kong and Japan. The large increase for the first nine months was caused by several large claims in Japan and Hong Kong and the establishment of additional reserves for unreported claims in Japan and Australia. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

Policy acquisition costs and other insurance expenses decreased 43.9% and 0.8% in the third quarter and first nine months of 1999, respectively, versus the prior year periods. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 19.9% and 27.7% in the third quarter and first nine months of 1999 versus 46.9% and 38.0% in the prior year periods, respectively. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written in Asia Pacific. In addition, the 1998 results include a higher level of charges relating to the financial reinsurance in Japan, which was discontinued in the first quarter of 1999. Other operating expenses for the third quarter and first nine months of 1999 decreased to $1.6 million and increased to $5.6 million, respectively. As a percentage of premiums, other operating expenses decreased to 8.7% and 11.0% in the third quarter and first nine months 1999 from 12.8% and 14.2% in the prior year periods. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.


OTHER INTERNATIONAL OPERATIONS (dollars in thousands)




                                              ------------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    1999              1998              1999               1998
                                              ------------------------------------------------------------------------

REVENUES:
  Net premiums                                  $    8,148          $  2,538           $ 19,298          $  4,582
  Investment income, net of related expenses            80                96                608               274
  Realized investment gains, net                       155                42                275                42
  Other revenue                                       (192)               31                420                11
                                              ------------------------------------------------------------------------
    Total revenues                                   8,191             2,707             20,601             4,909

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   5,247             1,598             14,676             3,087
  Policy acquisition costs and other
   insurance expenses                                2,621               814              3,456             1,420
  Other operating expenses                           2,602             1,394              5,981             3,909
                                              ------------------------------------------------------------------------
    Total benefits and expenses                     10,470             3,806             24,113             8,416

    Loss before income taxes and minority
      interest                                  $   (2,279)         $ (1,099)          $ (3,512)         $ (3,507)
                                              ------------------------------------------------------------------------

The other international segment is the newest segment of the Company. This segment provides life reinsurance to international clients throughout Europe and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. The Company has efforts underway to license a life reinsurance subsidiary in the United Kingdom. In addition, the Company has offices in Cape Town and Johannesburg, South Africa.

Net premiums increased to $8.1 million and $19.3 million in the third quarter and first nine months of 1999, respectively, primarily as a result of business generated from an automatic treaty with a United Kingdom client. Investment income for RGA Reinsurance is allocated to the segment on the basis of average net capital and the investment performance varies with the composition of investments.


Claims and other policy benefits are relatively flat as a percentage of premiums at 64.4% and 76.1% in the third quarter and first nine months of 1999, respectively, from 62.3% and 67.4% during the same periods in 1998. Year to year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this segment. Other operating expenses increased $1.2 million and $2.1 million during the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. The overall increase in operating expenses was attributed to increases in costs associated with the expansion efforts within the segment.

CORPORATE AND OTHER SELECTED CONSOLIDATED INFORMATION

Corporate activity generally represents investment income on the undeployed proceeds from the Company's capital raising efforts and corporate investment income allocation, corporate expenses that include unallocated overhead and executive costs, as well as the interest on corporate debt. In addition, the provision for income taxes is generally calculated based on the overall operations of the Company.

Consolidated investment income from continuing operations increased 28.9% and 28.2% during the third quarter and first nine months of 1999, respectively. Investment income will be negatively affected in the near future due to the reduction in invested assets related to the recapture of the funding agreement business by General American on September 29, 1999. The cost basis of invested assets decreased $0.6 billion, or 12.9% from September 30, 1998. The decrease in the invested assets was primarily a result of the recapture. This decrease was offset, in part, by an increase in operating cash flows, new reinsurance transactions involving asset-intensive products, and proceeds from the issuance of $75.0 million of long-term debt to General American during the second quarter. The average yield earned on investments was 6.87% and 6.97% for the first nine months of 1999 and 1998, respectively. The decrease in overall yield reflected a general decline in interest rates and the impact of the funding agreement reinsurance product that are generally of a shorter duration and carry a lower average yield. Investment income has been allocated to the operational segments on the basis of average required capital per segment.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

Consolidated provision for income taxes for continuing operations decreased 140.2% and 15.8% for the third quarter and first nine months of 1999, respectively, as a result of pre-tax losses for the quarter and lower pre-tax income for the first nine months. The effective tax rates for the third quarter and first nine months of 1999 were affected by significant realized capital losses domestically and operating losses from foreign subsidiaries for which deferred tax assets cannot be fully established. Excluding realized capital losses, the effective tax rate would have been approximately 38.5% and 39.5% for the third quarter and first nine months of 1999, respectively.

DISCONTINUED OPERATIONS
At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported a loss of $3.2 million and $8.2 million for the third quarter and first nine months of 1999 up from a loss of $1.0 million and $1.3 million for the comparable prior year periods, primarily a result of adverse development on the treaties in run-off. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. The experience on this block of business will continue to be monitored as the business runs off.


LIQUIDITY AND CAPITAL RESOURCES
During the first nine months of 1999, the Company generated $225.1 million in cash from operating activities and $1.4 billion in cash from investing activities. These increases were offset by cash used by financing activities of $1.6 billion, primarily a result of withdrawals on universal life and other investment type policies and contracts related to the General American funding agreements recapture. The sources of funds of the Company's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. The Company has access to a $25.0 million demand line of credit. At September 30, 1999, $15.0 million was drawn upon that line. This liability is included in other liabilities on the balance sheet at September 30, 1999. During the second quarter of 1999, the Company borrowed $75.0 million in the form of a term loan from General American to continue expansion of the Company's business. The term loan is included in long-term debt on the balance sheet at September 30, 1999. The ability of the Company and its subsidiaries to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of the Company's subsidiaries, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At September 30, 1999, RGA Reinsurance and RGA Canada had statutory capital and surplus of $321.1 million and $141.1 million, respectively. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. Any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

On August 26, 1999, GenAmerica announced a definitive agreement whereby Metropolitan Life Insurance Company ("MetLife") will acquire GenAmerica, including GenAmerica's beneficial ownership of 53% of the outstanding shares of the Company, for approximately $1.2 billion. The transaction is expected to be completed in the fourth quarter of 1999 or first quarter of 2000, and is subject to regulatory and judicial approval.

The Company plans to complete a private placement of approximately $125 million in common equity with MetLife during the fourth quarter of 1999. The parties have agreed in principle that the transaction will be priced at the September 28 closing quoted share price of 26-1/8 for the RGA common stock. That equity placement, together with a moderate amount of debt expected to be incurred in the first half of 2000, would address the immediate capital needs associated with the growth of the Company's primary businesses. The shares of common stock proposed to be sold in the private placement to MetLife will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The private placement is subject to execution of definitive agreements and subject to customary closing conditions.

The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if the Company's ratings fall below certain thresholds. While the Company's ratings have fallen below these thresholds, the Company has not been notified of any such recaptures. The extent of any realized gains or losses associated with such recaptures would depend on market conditions at the time of recapture.

INVESTMENTS
Invested assets decreased to $3.8 billion at September 30, 1999, compared to $5.1 billion at December 31, 1998. The decrease resulted primarily from recapture of the funding agreement business. The Company has historically generated positive cash flows from operations.

At September 30, 1999, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before tax of $119.3 million.


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

Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive fixed rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in fair value of all financial instruments for the various rate shock levels at September 30, 1999. All market risk sensitive instruments presented in this table are available for sale. RGA has no trading securities.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of September 30, 1999, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.



                                                Estimated Fair Value                           Percentage
                                                --------------------                           ----------
                                                   of Fixed Rate           Hypothetical       Hypothetical
                                                   -------------           ------------       ------------
Percentage Change in Interest Rates                 Instruments               Change             Change
-----------------------------------                 -----------               ------             ------
(Dollars in thousands)
300 basis point rise                              $   1,669,728            $(519,131)           -23.72%
200 basis point rise                              $   1,813,237            $(375,622)           -17.16%
100 basis point rise                              $   1,983,891            $(204,968)            -9.36%
Base Scenario                                     $   2,188,859            $      -               0.00%
100 basis point decline                           $   2,439,202            $ 250,343             11.44%
200 basis point decline                           $   2,756,092            $ 567,233             25.91%
300 basis point decline                           $   3,187,590            $ 998,731             45.63%


Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the annual cash flows expected attributable to floating rate assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows of market risk sensitive floating rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's estimated change in annual cash flows associated with floating-rate instruments for various rate shock levels at September 30, 1999. All floating rate interest sensitive instruments presented in this table are classified as available for sale.


                                                  Estimated Annual
                                                  ----------------
                                                   Cash Flows of                                  Percentage
                                                   -------------                                  ----------
                                                   Floating Rate            Hypothetical         Hypothetical
                                                   -------------            ------------         ------------
Percentage Change in Interest Rates                 Instruments                Change               Change
-----------------------------------                 -----------                ------               ------
(Dollars in thousands)
300 basis point rise                                 $ 49,795               $  5,130                11.49%
200 basis point rise                                 $ 48,005               $  3,340                 7.48%
100 basis point rise                                 $ 46,556               $  1,891                 4.23%
Base Scenario                                        $ 44,665               $      -                 0.00%
100 basis point decline                              $ 43,247               $(1,418)                -3.17%
200 basis point decline                              $ 41,711               $(2,954)                -6.61%
300 basis point decline                              $ 40,392               $(4,273)                -9.57%

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

YEAR 2000
Many computer systems worldwide currently record years in a two-digit format. If not addressed, such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions in the U.S. and internationally (the "Year 2000" issue). The potential costs and uncertainties associated with the Year 2000 issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Also, costs and uncertainties associated with the Year 2000 issue may vary country by country. Additionally, companies must coordinate with other entities with which they interact electronically. The Company does not have a mainframe computer and its "legacy" systems are based on technology that correctly handles the Year 2000 issue. A legacy system typically represents older systems that are not currently being maintained or enhanced. As the Company continues to grow, the steady investment in technology has allowed it to keep its systems current and handle impending problems, such as Year 2000, in the normal course of business.

Assessment
The Company established a plan to address the Year 2000 issue and the work was completed in accordance with that plan. The Company identified all systems that are critical to the Company's reinsurance operations and has completed substantial testing of those mission critical systems. The Company foresees potential Year 2000 exposure at our foreign subsidiaries, due primarily to external Year 2000 infrastructure issues in these geographic areas. The Company's contingency plans should help to mitigate some of the effects of these issues. Inventories of substantially all software, hardware, and trading partners are compiled in a Year 2000 database. Each of these items has been researched for Year 2000 compliance, and all required components have been verified as Year 2000 compliant. In addition to internal systems, the Company relies on external systems and has included in the assessment and inventories those systems of significant external parties such as vendors, ceding companies and retrocessionaires. There is no known method to completely determine compliance of external systems, but an effort is being made to assure compliance of these external systems to the extent practicable. The Company has been working with external parties in conjunction with the Company's testing efforts; however the Company could be adversely affected if external parties fail to comply with the Year 2000 issue. This is a situation over which the Company has no direct control.

With respect to non-information technology systems, the Company moved its St. Louis office in August 1999 and believes that the new leased premises and all equipment with embedded technology is upgraded and Year 2000 compliant. The Company believes the only material non-information technology system outside of St. Louis is in the premise occupied by the Company's

Canadian segment. The Company has received confirmation from that building's management that the building will be functional, accessible, and not materially affected by the Year 2000 issue.

Testing
The Company completed testing of all critical systems. These tests revealed minor issues that have been addressed. As of December 31, 1998, 100% of the core systems were tested successfully. The Company has since concluded gathering data from external parties. The testing and assessment of the Company's Year 2000 readiness has been completed in accordance with the Company's plan.

Contingency Plan
A contingency plan has been developed to reduce the possibility that any disruption caused by the Year 2000 issue would materially affect the Company's business or results of operations; however, no assurance can be given that the contingency plan would be successful. The contingency plan was formulated in conjunction with the compliance testing process. The plan includes an assessment of the Company's ability to manually enter data for clients that cannot provide electronic data, to estimate data for clients that have Year 2000 issues and cannot provide data to the Company, and to implement a recovery plan in the case of certain Year 2000 failures.

Costs
The Company expects to incur most of the costs of the Year 2000 effort primarily from testing of the administrative systems in St. Louis and Montreal. These systems support the administration of the majority of the Company's business. Therefore, the combined costs of these two locations would effectively represent substantially all of the Company's Year 2000 costs. The Company is continuing to work with its subsidiaries to ensure their compliance with the Year 2000 effort. Costs for St. Louis and Montreal were approximately $300,000 through December 31, 1998. The Company incurred costs of approximately $58,000 during 1999 and anticipates that the remaining costs for the project will be approximately $244,000. The Company has estimated future costs based on its current knowledge and testing.

Although the Company met its goal to be substantially Year 2000 compliant by June 30, 1999, key external parties or service providers may fail to make their systems Year 2000 compliant. There are no assurances that there will not be failures on the part of external parties. The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities and operations of the Company. Such failures could adversely affect the Company's results of operations, liquidity and financial condition, particularly as a result of the uncertainty of the Year 2000 readiness of third-party suppliers and clients. The Company believes that, with the completion of the compliance effort, the possibility of significant interruptions of normal operations has been significantly reduced. The Company also believes that a reasonably likely worst case scenario would occur in the event that clients are unable to provide data to process the reinsurance activity. In this event, the Company would estimate existing business based on the historical information in the Company's database. New business would be calculated based on the initial information used by the Company during its evaluation of the client's business. In these scenarios, the Company believes it can still administer reinsurance business based on estimates until reliable client data can be received.

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

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) the contemplated acquisition of GenAmerica by MetLife, (2) market conditions and the timing of sales of investment securities, (3) regulatory action taken by the Missouri Department of Insurance with respect to General American or the Company or its subsidiaries, (4) changes in the Company's credit ratings and the effect of recent ratings downgrades on the Company's future results of operations and financial condition, (5) material changes in mortality and claims experience, (6) competitive factors and competitors' responses to the Company's initiatives, (7) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets (8) successful execution of the Company's entry into new markets, (9) successful development and introduction of new products, (10) the stability of governments and economies in foreign markets, (11) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (12) the success of the Company's clients, including General American Life Insurance Company ("General American") and its affiliates, and (13) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT. THE COMPANY DOES NOT UNDERTAKE ANY OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO SUCH FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS AND CIRCUMSTANCES AFTER THE DATE HEREOF TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" and " - Foreign Currency Risk" which are incorporated by reference herein.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Shareholders of the Company was held on September 14, 1999

(b) At the Special Meeting, the following proposal was voted upon by the shareholders as indicated below:

     1. To approve the amendment to the Restate Articles of Incorporation of RGA in order to reclassify the existing and separate class of Non-Voting Common Stock into Voting Common Stock by converting each outstanding share of Non-Voting Common Stock into 0.97 of a share of Voting Common Stock.


                                             Voted
                            Voted For       Against         Abstained       No Vote
                            ---------       -------         ---------       -------

         Voting            34,021,598       995,629           5,177            0
         Non-Voting         6,002,872       125,570           4,450            0


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)     See index to exhibits.

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended September 30, 1999:

        1. The Company filed a Current Report on Form 8-K on August 25, 1999, dated as of August 10, 1999, to report under Item 3 that General American had become subject to an order of administrative supervision by the Missouri Department of Insurance.

        2. The Company filed a Current Report on Form 8-K on September 10, 1999, dated as of August 26, 1999, to report under Item 1 a potential change in control resulting from the proposed acquisition of GenAmerica by MetLife.

        3. The Company filed a Current Report on Form 8-K on September 30, 1999, dated as of September 17, 1999, to report under Item 3 that the Circuit Court of Cole County, Missouri, entered an order of rehabilitation placing General American Mutual Holding Company into rehabilitation and approving notice of a hearing to approve a Plan of Reorganization.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Reinsurance Group of America, Incorporated



                                By:  /s/ A. Greig Woodring    November 12, 1999
                                    -------------------------------------------
                                         A. Greig Woodring
                                   President & Chief Executive Officer
                                   (Principal Executive Officer)





                                     /s/ Jack B. Lay          November 12, 1999
                                    -------------------------------------------
                                         Jack B. Lay
                                   Executive Vice President & Chief Financial
                                     Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                      Description
------                      -----------

3.1 Restated Articles of Incorporation of Reinsurance Group of America, Incorporated, as amended.

3.2       Bylaws of Reinsurance Group of America, Incorporated, as amended.

3.3 Form of Certificate of Designations for Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1997 (No. 1-11848) filed May 21, 1997.

4.1 Third Amendment to Rights Agreement dated as of August 12, 1999, between Reinsurance Group of America, Incorporated and ChaseMellon Shareholder Services, L.L.C. (as successor to Boatmen's Trust Company), as Rights Agent, incorporated by reference to Exhibit 4.4 to Form 8-K dated August 10, 1999 (No. 1-11848), filed August 25, 1999.

4.2 Fourth Amendment to Rights Agreement dated as of August 23, 1999, between Reinsurance Group of America, Incorporated and ChaseMellon Shareholder Services, L.L.C. (as successor to Boatmen's Trust Company), as Rights Agent, incorporated by reference to Exhibit
          4.1 to Form 8-K dated August 26, 1999 (No. 1-11848), filed September 10, 1999.