Form 10-K405
period 1999-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2000-03-24
CIK 898174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K




 X   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 for the fiscal year ended December 31, 1999


     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934


                         Commission file number 1-11848

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
             (Exact name of registrant as specified in its charter)


MISSOURI                                                     43-1627032
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

1370 TIMBERLAKE MANOR PARKWAY, CHESTERFIELD, MISSOURI        63017
(Address of principal executive offices)                     (Zip Code)


       Registrant's telephone number, including area code: (636) 736-7439

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  Name of each exchange
     Title of each class                          on which registered
     -------------------------------              -----------------------
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
                                   Yes  X  No
                                      ----    ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 2000, as reported on the New York Stock Exchange was approximately $331,795,490.

As of March 1, 2000, Registrant had outstanding 49,940,453 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Annual Report to Shareholders for the year ended December 31, 1999 ("the Annual Report") are incorporated by reference in Part I of this Form 10-K. Certain portions of the Definitive Proxy Statement in connection with the 2000 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 1999, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                      INDEX






ITEM                                                                    PAGE
NUMBER                                                              OF THIS FORM
------                                                              ------------

                                     PART I

1.   BUSINESS....................................................           4
2.   PROPERTIES..................................................          22
3.   LEGAL PROCEEDINGS...........................................          23
4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........          23

                                    PART II

5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS.......................................          23
6.   SELECTED FINANCIAL DATA.....................................          24
7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS.......................          24
7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..          24
8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................          24
9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE....................          24

                                    PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........          24
11.  EXECUTIVE COMPENSATION......................................          26
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
       AND MANAGEMENT............................................          26
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............          26

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K.......................................          27

Item 1.      BUSINESS


A.   OVERVIEW
     Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. GenAmerica Corporation, a wholly owned subsidiary of General American Mutual Holding Company and the parent corporation of General American Life Insurance Company ("General American"), beneficially owned approximately 48% of RGA's outstanding common shares at December 31, 1999. The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"); RGA Australian Holdings Pty, Limited ("Australian Holdings"); RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"); RGA International, Ltd. ("RGA International"), a Canadian marketing and insurance holding company, RGA Sudamerica, S.A., a Chilean holding company; RGA Holdings Limited (U.K.) ("RGA UK"), a United Kingdom holding company; General American Argentina Seguros de Vida, S.A. ("GA Argentina"), an Argentine life insurance company; and RGA South African Holdings (Pty) Ltd ("RGA South Africa"), a South African holding company. In addition, the consolidated financial statements include the subsidiaries of RCM, Australian Holdings, RGA International, RGA UK, RGA Sudamerica, S.A., and RGA South Africa, subject to an ownership position of fifty percent or more (collectively, the "Company").

     On January 6, 2000, Metropolitan Life Insurance Company ("MetLife") acquired 100% of GenAmerica Corporation, including its beneficial ownership of RGA shares. This acquisition, together with a private placement of approximately 4.8 million shares completed in November 1999, makes MetLife the Company's majority shareholder, with beneficial ownership of approximately 58% of all outstanding shares.

     The Company is primarily engaged in life reinsurance and international life and disability insurance on a direct and reinsurance basis. In addition, the Company provides reinsurance of non-traditional business including asset-intensive products and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American ("Reinsurance Division"), have been engaged in the business of life reinsurance since 1973. As of December 31, 1999, the Company had approximately $5.1 billion in consolidated assets.

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

     The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor which is taken into account when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; and (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured, which prevents a ceding company from recapturing only the most profitable policies. In addition, when a ceding company increases its retention and recaptures reinsured policies, the reinsurer releases the reserves it maintained to support the recaptured portion of the policies.
Also, some reinsurance treaties provide provisions to allow the ceding companies to recapture if certain ratings or other financial triggers are met.

B.   CORPORATE STRUCTURE

     RGA is a holding company, the principal assets of which consist of the common stock of RCM and RGA International, as well as investments in several other subsidiaries or joint ventures. The primary source of funds for RGA to make dividend distributions and to fund debt service is dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary source of funds are dividend distributions paid by RGA Reinsurance Company ("RGA Reinsurance") whose principal source of funds is derived from current operations. RGA International's principal source of funds is dividends on its equity interest in RGA Canada Management Company, Ltd. ("RGA Canada Management"), whose principal source of funds is dividends paid by RGA Life Reinsurance Company of Canada ("RGA Canada"). RGA Canada's principal source of funds is derived from current operations.

     As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. The accident and health operation was placed into run-off and all treaties (contracts) were terminated at the earliest possible date. RGA gave notice to all reinsureds and retrocessionaires that all treaties were cancelled at the expiration of their term. If the treaty was continuous, a written Preliminary Notice of Cancellation was given, followed by a final notice within 90 days of the expiration date. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. The consolidated statements of income for all periods presented have been restated, as appropriate, to reflect this line of business as a discontinued operation.

     The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of bank-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, and direct life insurance through a joint venture and subsidiaries in Chile and Argentina. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance. Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest.

     Prior to September 1999, the U.S. Operations reinsured approximately 25% of General American's funding agreement business, an asset intensive product. Effective September 29, 1999, General American completed the recapture of the entire block of funding agreement business it had reinsured with the Company. The transaction resulted in the Company's transfer to General American of all remaining liabilities related the recaptured block and the underlying assets
supporting it.   The Company transferred primarily investments in fixed
maturity securities and cash with a total market value of $1.8 billion in satisfaction of all funding agreement liabilities. The associated liquidation of investment securities and the transfer of assets to General American caused the Company to incur an after tax net capital loss of approximately $33.2 million, $26.0 million of which was associated with the recapture transaction alone.

     Consolidated income from continuing operations before income taxes and minority interest decreased 32.6% in 1999 and increased 21.7% in 1998. Diluted earnings per share from continuing operations were $1.15 for 1999 compared with $2.08 for 1998 and $1.89 for 1997. Earnings were attributed primarily to the strong performance of traditional reinsurance in the U.S., Canada and Latin America partially offset by the investment losses incurred in connection with the recapture of the funding agreements business.

     The U.S. operations represented 72.2% of the Company's business as measured by 1999 net premiums and have experienced significant growth since inception. The U.S. operations market life reinsurance, reinsurance of asset-intensive products, and financial reinsurance through RGA Reinsurance, primarily to the largest U.S. life insurance companies. RGA Reinsurance, a Missouri domiciled stock life insurance company, is wholly owned by RCM, a wholly owned subsidiary of RGA. As of December 31, 1999, RGA Reinsurance had regulatory capital and surplus of $435.0 million.

     The Company's Canada operations, which represented 12.4% of the Company's business as measured by 1999 net premiums, is conducted primarily through RGA Canada, an indirect subsidiary of RGA International. RGA International, a wholly owned subsidiary of RGA, is a New Brunswick, Canada, marketing and insurance holding company which owns 100% of RGA Canada Management, also a New Brunswick, Canada, holding company, which in turn owns 100% of RGA Canada. The Canadian operations provide insurers with traditional reinsurance as well as assistance with capital management activity. As of December 31, 1999, RGA Canada had regulatory capital and surplus of $148.7 million.

     The Company's Latin America operations represented 7.9% of the Company's business as measured by

1999 net premiums. Latin America direct business is comprised primarily of Chilean single premium annuities and Argentine group life and individual universal life products. RGA Sudamerica, S.A., a wholly owned Chilean holding company, has a 50% investment in BHIFAmerica Seguros de Vida, S.A. ("BHIFAmerica"), and owns substantially all RGA Reinsurance Company Chile S.A. ("RGA Chile"). BHIFAmerica sells Chilean insurance products, including single premium immediate annuities, credit life, and disability insurance. RGA is licensed to assume life reinsurance business in Chile. To date, all business assumed by RGA Chile was ceded from BHIFAmerica. RGA also operates in Argentina through GA Argentina, a wholly owned subsidiary which markets and sells individual, group, credit and universal life and disability insurance. The Company conducts reinsurance business in the Latin America region through RGA Reinsurance. Representative offices were opened in Mexico City and Buenos Aires in 1998 and 1999, respectively, to more directly assist clients in these markets. The Latin America reinsurance operations derive revenue primarily from the reinsurance of privatized pension products in Argentina. Additional types of reinsurance provided in the region are traditional and credit life for groups and individuals.

     The Company's Asia Pacific operations represented 5.6% of the Company's business as measured by total net premiums in 1999. The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong, an office in Japan and an office in Taiwan. In January 1996, RGA formed Australian Holdings, a wholly owned holding company, and RGA Australia, a wholly owned reinsurance company of Australian Holdings licensed to assume life reinsurance in Australia. Business is also conducted through Malaysian Life Reinsurance Group Berhad ("MLRG"), a joint venture in Malaysia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance.

     The Company's other international operations represented 1.9% of the Company's total net premiums for 1999. This segment provides life reinsurance to international clients throughout Europe and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. The Company continues its expansion initiatives, with efforts underway to license a life reinsurance subsidiary in London. In addition, the Company established RGA South Africa, which conducts reinsurance through its wholly owned subsidiary, RGA Reinsurance Company of South Africa, Limited, with offices in Cape Town and Johannesburg, South Africa.

     RGA Barbados was formed and capitalized in 1995, providing reinsurance for a portion of certain business assumed by RGA Reinsurance from the ITT Lyndon Life Insurance Company and certain other reinsurance business. During 1996, RGA also formed a subsidiary in Bermuda, Benefit Resource Life Insurance Company (Bermuda) Ltd. ("BRL," formerly known as RGA Reinsurance Company (Bermuda), Ltd.).

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

     The transfer of the Reinsurance Division to RGA has had no material effect on the existing reinsurance business of the Reinsurance Division. A small percentage of RGA Reinsurance's business is written through General American pursuant to a marketing agreement. The marketing agreement expired in January 2000 and the company is currently in the process of extending the agreement to December 31, 2000. Under the marketing agreement, General American agreed to amend and terminate its existing assumed and retroceded reinsurance agreements pursuant to the Retrocession Agreements only at the direction of RGA Reinsurance, thus giving RGA Reinsurance the contractual right to direct future changes to existing reinsurance agreements. Existing reinsurance agreements executed pursuant to the marketing agreement will continue, but upon expiration of the marketing agreement, General American is not obligated to assume reinsurance business on the Company's behalf or contractually precluded from competing with the Company. The management of General American, however, has no current plans to compete with RGA Reinsurance. Moreover, given General American's beneficial ownership of RGA's Shares, it would be contrary to General American's economic interests for it to compete with RGA Reinsurance. Although primary insurers must look to General American for payment in the first instance with respect to existing reinsurance business written through General American, the Company will be ultimately liable to General American with respect to such reinsurance. General American charges RGA Reinsurance quarterly an amount equal to, on an annual basis, 0.25% of specified policy-related liabilities that are associated with existing reinsurance treaties written by General American for the benefit of RGA Reinsurance.

     The Company has reinsurance agreements with MetLife and certain of its subsidiaries. Under these agreements, the Company reflected net premiums of approximately $107.9 million, $113.2 million and $62.4 million in 1999, 1998 and 1997, respectively. The net premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $12.2 million, $12.8 million and $11.6 million in 1999, 1998 and 1997, respectively.

Ratings

     The ability of RGA Reinsurance to write reinsurance partially depends on
its financial condition and its ratings.   During 1999, RGA Reinsurance's
ratings were downgraded because of the liquidity problems faced by its parent company, General American. A.M. Best, an independent insurance company rating organization, had rated RGA Reinsurance "A+" until August, 1999, at which time it downgraded its rating to "B++" (Very Good). Upon MetLife's acquisition of General American on January 6, 2000, A.M. Best upgraded RGA Reinsurance to "A" (Excellent). A.M. Best's ratings are based upon an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. A.M. Best's ratings for insurance companies currently range from "A++" to "F", and some companies are not rated. Publications of A.M. Best indicate that "A" and "A-" ratings are assigned to those companies which, in A.M. Best's opinion, have, on balance, excellent financial strength, operating performance and market profile when compared to the standards established by the A.M. Best Company and generally have a strong ability to meet their ongoing obligations to policyholders. In evaluating a company's financial strength and operating performance, A.M. Best reviews the company's profitability, leverage, and liquidity as well as its spread of risk, the quality and appropriateness of its reinsurance program, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure, management's experience and objectives, and its perception of policyholders' confidence.

     RGA Reinsurance's ratings from Standard & Poor's ("S & P") and Moody's Investor Services ("Moody's") were also negatively affected by General American's liquidity problems. S & P downgraded RGA Reinsurance's financial
strength rating to BB and Moody's lowered its rating to Ba3.    Both S & P and
Moody's upgraded their ratings of RGA Reinsurance to "AA" and "A1", respectively, when MetLife's acquisition of General American was completed
January 6, 2000.   A rating of  "AA" by S & P means that, in S & P's opinion, the insurer has very strong financial security characteristics, differing only
slightly from those rated higher.   Moody's "A1" rating means that Moody's
believes that the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime
in the future.   These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. RGA has an "A" and "A3" long-term debt rating from S&P and Moody's, respectively. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Regulation

     RGA Reinsurance and RCM, RGA Canada, BHIF America and RGA Chile, GA Argentina, RGA Barbados, BRL, RGA Australia, RGA South Africa, RGA UK, and Triad Re, Ltd., are regulated by authorities in Missouri, Canada, Chile, Argentina, Barbados, Bermuda, Australia, South Africa, the United Kingdom, and

Barbados, respectively. RGA Reinsurance is subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Missouri law imposes restrictions on the amounts and type of investments insurance companies like RGA Reinsurance may hold. In 1999, the state of New York enacted legislation requiring insurance companies, including reinsurers accredited in the state, like RGA Reinsurance, to develop formal plans and guidelines for investing in derivative financial instruments and to submit their plans and guidelines to the New York Insurance Department for approval.

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

     RGA Reinsurance and RGA Canada are required to file annual or quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, RGA Reinsurance and RGA Canada are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized, or accredited. The most recent examination of RGA Reinsurance by the Missouri Department of Insurance was completed for the year ended December 31, 1995. The result of this examination contained no material adverse findings. RGA Canada, which was formed in 1992, was reviewed by the Canadian Superintendent of Financial Institutions during 1997. The result of
this examination contained no material adverse findings.   The Missouri
Department of Insurance is in the process of conducting an examination of RGA
Reinsurance for the year ended December 31, 1999.   Results of this examination
are not yet currently available.

     RGA Australia is required to file a quarterly statistical return and annual financial statement with the Insurance and Superannuation Commission of Australia ("ISC"). RGA Australia is subject to additional reviews by the ISC on an as required basis. In August 1997, RGA Australia was reviewed by the ISC with no material adverse findings.

     RGA Barbados and Triad Re, Ltd., are required to file an annual financial statement with the Office of the Supervisor of Insurance of Barbados.

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

     BHIFAmerica and RGA Chile are required to file annual and quarterly regulatory financial statements in Chile which are reviewed by external auditors annually and filed with the Superintendencia de Valores y Seguros de Chile ("Superintendencia-Chile"). The most recent examination by the Superintendencia-Chile was during 1999. The result of this examination contained no material adverse findings.

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

     As a result of this review, the NAIC adopted the Valuation of Life Insurance Policies Model Regulation (the "Model Regulation"). Several states have subsequently enacted legislation based on the Model Regulation, and other states are considering enacting similar legislation. Legislation based on the Model Regulation primarily impacts level term life insurance products with current premiums guaranteed for more than five years. Companies with these products generally will have to increase reserves above the current levels or limit the period of guaranteed premiums to five years. The Model Regulation also affects the reserve requirements for other increasing premium products, deficiency reserves and certain benefit guarantees in universal life products. The Model Regulation does not affect the financial statements of the Company prepared in accordance with GAAP: however, as a statutory accounting principle, the Model Regulation may affect the statutory financial statements of the subsidiaries.

     In addition to the above regulatory changes being reexamined and considered by the NAIC, the NAIC has completed its codification of statutory accounting principles. The purpose of such codification is to establish a uniform set of accounting rules and regulations for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. The proposed effective date of the uniform statutory accounting principles is January 1, 2001. The Company has not determined what impact, if any, this codification will have on its subsidiaries' statutory surplus requirements.

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

Restrictions on Dividends and Distributions

     Current Missouri law (applicable to Reinsurance Group of America, Incorporated and RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. RGA Reinsurance's allowable dividend without prior approval for 2000 is $43.5 million pursuant to this calculation. Dividends may be paid only to the extent the insurer has earned surplus (as opposed to contributed surplus). As of

December 31, 1999, RGA Reinsurance had an earned surplus deficit; however, given RGA Reinsurance's total surplus position, management believes any reasonable dividend requests would be approved.

     In contrast to current Missouri law, the NAIC Model Insurance Holding Company Act (the "Model Act") defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or in what form Missouri will enact a new measure for extraordinary dividends. The maximum amount available for payment on dividends in 1999 by RGA Reinsurance under the Model Act without prior approval of the Missouri Director of Insurance would have been $19.9 million at December 31, 1999.

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

     Under the corporate law and regulations of New Brunswick applicable to RGA International and RGA Canada Management, dividends may be declared and paid unless there are reasonable grounds for believing either that the corporation is, or would after the payment be, unable to pay its liabilities when due or that the realizable value of its assets would be less than the aggregate of its liabilities and stated capital of all classes. RGA Canada may not pay a dividend if there are reasonable grounds for believing that RGA Canada is, or the payment of the dividend would cause RGA Canada to be, in contravention of any regulation made by the Governor in Council and the guidelines adopted by the Superintendent of Financial Institutions respecting the maintenance by life companies of adequate and appropriate forms of liquidity. The Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. Moreover, RGA Canada must give notice to the Superintendent of Financial Institutions of the declaration of any dividend at least ten days prior to the day fixed for its payment. The maximum amount available for payment of dividends by RGA Canada to RGA Canada Management under the Canadian MCCSR guidelines was $45.8 million at December 31, 1999.

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

Risk Management

     In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $2.5 million of coverage per individual life. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

     Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance. Retrocessions are arranged through RGA Reinsurance's retrocession pools for amounts in excess of its retention. As of December 31, 1999, substantially all retrocessionaires in this excess retention pool followed by the A.M. Best Company were rated A- or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

     RGA Reinsurance has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

     RGA Reinsurance Company ("RGA Reinsurance"), RGA's primary U.S. operating company, has catastrophe insurance coverage issued by 10 insurers rated "A-" or higher by A.M. Best as of December 31, 1999, that provides benefits of up to $100.0 million per occurrence for claims involving three or more deaths in a single accident, with a deductible of $1.5 million per occurrence. This coverage is terminable annually as of August 13 with 90 days prior notice. The Company believes such catastrophe insurance coverage is adequate to protect the Company from risks of multiple deaths of lives reinsured by policies with RGA Reinsurance in a single accident.

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

     Automatic. RGA Reinsurance's management determines whether to write automatic reinsurance business by considering many factors, including the types of risks to be covered; the ceding company's retention limit and binding authority, product, and pricing assumptions; and the ceding company's underwriting standards, financial strength and distribution systems. For automatic business, the U.S. operations endeavor to ensure that the underwriting standards and procedures of its ceding companies are compatible with those of RGA. To this end, the U.S. operations conduct periodic reviews of the ceding companies' underwriting and claims personnel and procedures. Several client audits are conducted each year.

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

Competition

     Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that RGA Reinsurance's primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental Life Insurance Company, Swiss Re Life of America, ING Re, and Lincoln National Corporation. However, within the reinsurance industry, this can change from year to year. The Company believes that RGA Canada's major competitors in the Canadian life reinsurance market are Swiss Re Life Canada and Munich Reinsurance Company.

     The international life operations compete with subsidiaries of several U.S. individual and group life insurers and reinsurers and other internationally based insurers and reinsurers, some of which are larger and have access to greater resources than the Company. Competition is primarily on the basis of price, service, and financial strength.

Employees

     As of December 31, 1999, the Company had 679 employees located in the United States, Canada, Argentina, Chile, Mexico, Hong Kong, Australia, Japan, Taiwan, South Africa, and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.

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

The following table sets forth the Company's gross and net premiums attributable to each of the industry segments for the periods indicated:

                        GROSS AND NET PREMIUMS BY SEGMENT
                             (dollars in millions)

                                            Year Ended December 31
                                -----------------------------------------------
                                     1999             1998            1997
                                ---------------  ---------------  -------------
                                 Amount     %     Amount     %    Amount    %
                                --------  -----  --------  -----  ------  -----
GROSS PREMIUMS:
U.S. operations                 $1,158.2   73.1  $  902.9   71.4  $687.2   76.2
Canada operations                  219.1   13.8     192.9   15.2   105.5   11.7
Latin America operations           105.5    6.7     108.3    8.6    69.0    7.7
Asia Pacific operations             76.6    4.8      56.9    4.5    37.3    4.1
Other international operations      25.4    1.6       3.7    0.3     2.3    0.3
                                --------  -----  --------  -----  ------  -----
Total                           $1,584.8  100.0  $1,264.7  100.0  $901.3  100.0
                                ========  =====  ========  =====  ======  =====
NET PREMIUMS:
U.S. operations                 $  950.4   72.2  $  716.2   70.5  $554.2   74.4
Canada operations                  162.5   12.4     144.8   14.2    83.6   11.2
Latin America operations           104.2    7.9      98.7    9.7    68.2    9.2
Asia Pacific operations             73.9    5.6      53.0    5.2    36.6    4.9
Other International operations      24.6    1.9       3.7    0.4     2.2    0.3
                                --------  -----  --------  -----  ------  -----
 Total                          $1,315.6  100.0  $1,016.4  100.0  $744.8  100.0
                                ========  =====  ========  =====  ======  =====

     The following table sets forth selected information concerning assumed reinsurance business in force for the Company's U.S., Canada, Latin America, Asia Pacific, and other international segments for the indicated periods. (The term "in force" refers to face amounts or net amounts at risk.)

                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                              (dollars in billions)

                                          Year Ended December 31,
                                --------------------------------------------
                                     1999           1998           1997
                                --------------  -------------  -------------
                                Amount    %     Amount    %    Amount    %
                                ------  -----   ------  -----  ------  -----
U.S. operations                 $345.7   77.4   $255.7   77.3  $171.7   75.5
Canada operations                 45.8   10.2     35.5   10.7    27.7   12.2
Latin America operations          31.9    7.1     35.1   10.7    26.1   11.5
Asia Pacific operations           22.1    5.0      3.8    1.1     1.8    0.8
Other international operations     1.4    0.3      0.5    0.2       -      -
                                ------  -----   ------  -----  ------  -----
Total                           $446.9  100.0   $330.6  100.0  $227.3  100.0
                                ======  =====   ======  =====  ======  =====

     The following table sets forth selected information concerning assumed new business volume for the Company's U.S., Canada, Latin America, Asia Pacific, and other international operations for the indicated periods. (The term "volume" refers to face amounts or net amounts at risk.)


                         NEW BUSINESS VOLUME BY SEGMENT
                              (dollars in billions)

                                          Year Ended December 31,
                                --------------------------------------------
                                     1999           1998           1997
                                --------------  -------------  -------------
                                Amount    %     Amount    %    Amount    %
                                ------  -----   ------  -----  ------  -----
U.S. operations                 $121.3   73.6   $102.7   82.2   $50.2   66.1
Canada operations                  9.4    5.7     12.8   10.2     8.0   10.5
Latin America operations          20.6   12.5      7.2    5.8    16.9   22.3
Asia Pacific operations           12.5    7.5      2.2    1.8     0.8    1.1
Other international operations     1.1    0.7      0.1      -       -      -
                                ------  -----   ------  -----  ------  -----
Total                           $164.9  100.0   $125.0  100.0   $75.9  100.0
                                ======  =====   ======  =====  ======  =====

     Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, the exercise of recapture options, changes in foreign exchange, and any other changes in the amount of insurance in force). As a result of terminations, assumed in force amounts at risk of $48.6 billion, $21.6 billion, and $16.9 billion were released in 1999, 1998, and 1997, respectively.

     Additional information regarding the operations of the Company's segments and geographic operations is contained in Note 17 of the Notes to Consolidated Financial Statements, which Note is incorporated herein by reference.

U.S. Operations

     Traditional

     The Company's U.S. life reinsurance business, which totaled 72.2%, 70.5%, and 74.4%, of the Company's net premiums in 1999, 1998, and 1997, respectively, consists of the reinsurance of various types of life insurance products. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business.

     In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 1999, reinsurance of such policies was reflected in interest sensitive contract reserves of approximately $1,088.6 million and policy loans of $659.9 million.

     The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and
(iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured.
The U.S. operations' marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and has been an effective means of expanding the U.S. operations' automatic business. In 1999, 1998, and 1997, approximately 30.2%, 35.5%, and 39.6%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment. This percentage has decreased over the past several years due to the assumption of a number of larger automatic treaties on in force business.

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

     Non-traditional Business

     The Company also provides non-traditional reinsurance of asset-intensive products and financial reinsurance. Asset-intensive business includes the reinsurance of funding agreements, bank-owned life insurance, and annuities.
As of September 30, 1999, the Company no longer reinsures funding agreements. The Company earns investment income on the deposits underlying the asset-intensive products, which is largely offset by earnings credited and paid to the ceding companies. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements and enhances ceding companies' financial strength and regulatory surplus position. The Company provides ceding companies financial reinsurance by committing cash or assuming insurance liabilities. Generally, such amounts are offset by receivables from ceding companies that are supported by the future profits from the reinsured block of business. The Company earns a return based on the amount of outstanding reinsurance.

     Asset Intensive Business

     The above discussion of the Company's reinsurance on the basis of facultative and automatic business relates to instances whereby the Company typically reinsures primarily the mortality risk element of the underlying insurance product. The Company also provides reinsurance of the investment risk in certain product lines. Reinsurance business in which the investment risk is reinsured is referred to as asset-intensive business. Asset-intensive business includes the reinsurance of funding agreement products, bank-owned life insurance, and annuities, fixed rate market value adjusted and equity-indexed. Most of these agreements are coinsurance or modified coinsurance of nonmortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of September 30, 1999, the Company no longer reinsures funding agreement products. The Company's parent, General American, recaptured the business during the month of September. In the second quarter of 1997 the Company entered into an annuity reinsurance transaction with Cova Financial Services Life Insurance Company ("Cova"), a subsidiary of General American. On December 1, 1999, Cova recaptured this agreement.

     Though most asset-intensive business is reinsured on an automatic basis, some business is reviewed on a facultative basis by the Company if it does not fit within the automatic parameters of the reinsurance agreement. Asset-intensive business that does not produce mortality risk (annuities) is normally limited by size of the deposit, from any one depositor. Business which does produce mortality risks (corporate-owned and bank-owned) normally involves a large number of insureds associated with each deposit. Underwriting of these deposits also limits the size of any one deposit but the individual policies associated with any one deposit are typically issued within pre-set Guaranteed Issue parameters.

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

CUSTOMER BASE

     The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies and currently has treaties with most of the top 100 companies. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 1999, 47 clients had annual gross premiums of $5 million or more and the aggregate gross premiums from these clients represented approximately 88.3% of 1999 U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same holding company structure are combined.

     In 1999, no U.S. client accounted for more than 10% of the Company's consolidated gross premiums; however, one client accounted for more than 10% of the Company's U.S. operations gross premiums. Three clients ceded more than 5% of U.S. life gross premiums. Together they ceded $258.6 million, or 22.3%, of U.S. operations gross premiums in 1999.

     General American and its affiliates generated approximately 2.8% of U.S. operations gross premium for 1999 and 4.0% for 1998, and 1997, exclusive of retrocession agreements. During 1999, reinsurance contracts regarding the General American funding agreements and the Cova annuity coinsurance agreement were both recaptured. Deposits related to funding agreements and the annuity coinsurance at the time of recapture were $1.5 billion and $206.6 million, respectively.

     During 1999, $256.6 million of U.S. operations net premium related to facultative business. The U.S. life operation accepted new facultative business from over 100 U.S. clients in 1999.

     OPERATIONS

     During 1999, substantially all gross U.S. life business was obtained directly, rather than through brokers. RGA Reinsurance has an experienced marketing staff that works to maintain existing relationships and to provide responsive service.

     RGA Reinsurance's auditing, valuation and accounting department is responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.

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

Canada Operation

     The Canada operation represented 12.4%, 14.2%, and 11.2%, of the Company's net premiums in 1999, 1998, and 1997, respectively. In 1999, the Canadian life operations assumed $9.4 billion in new business. Of this amount, $7.8 billion was recurring new business and $1.6 billion resulted from new assumed in force blocks. Approximately 90% of the 1999 recurring new business was written on an automatic basis.

     The Company operates in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly owned company. RGA Canada is a leading life reinsurer in Canada and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and critical illness products. More than 90% of RGA Canada's premium income is derived from the life reinsurance products.

     Clients include virtually all of Canada's principal life insurers with no single client representing more than 10% of the Company's consolidated net premium in 1999 and the two largest clients representing 4.7% of consolidated gross premiums. The Canadian life operation competes with a small number of individual and group life reinsurers. The Canadian life operation competes primarily on the basis of price, service, and financial strength.

     RGA Canada maintains a staff of sixty-one people at the Montreal office and sixteen people in an office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

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

Latin America Operations

     The Latin America operations represented 7.9%, 9.7%, and 9.2% of the Company's net premiums in 1999, 1998, and 1997, respectively. Business in this segment is classified as direct insurance or reinsurance. Direct insurance is generated primarily from a joint venture and subsidiaries in Chile and Argentina. In 1993, the Company entered into a joint venture in Chile to form BHIFAmerica. This company is a direct life insurer whose primary source of premium is generated from single premium immediate annuities with other lines including credit, individual, and group life. During 1996, in an effort to support the growth of this business and develop additional reinsurance opportunities in Chile, the Company formed RGA Chile, a wholly owned reinsurance company licensed to assume life reinsurance in Chile. RGA Chile assumed $18.5 million, $26.0 million, and $35.5 million, of annuity premiums from BHIFAmerica during 1999, 1998, and 1997, respectively. This business is reported as direct business due to the intercompany nature of the reinsurance. The Company has begun exploring the possibility of selling its Chilean direct writing operations in an effort to focus on reinsurance business as opposed to direct distribution.

     In 1994, to develop markets in Argentina, RGA formed GA Argentina. GA Argentina writes direct life insurance primarily related to group life and disability insurance for the Argentine privatized pension system as well as traditional group life insurance. Effective July 1998, GA Argentina no longer had new contracts related to the privatized pension system, but continues to market group and individual life products.

     The Company conducts reinsurance business in the Latin America region through RGA Reinsurance. During 1999, a representative office was opened in Buenos Aires and during 1998 a representative office was opened in Mexico City to more directly assist clients in these markets. Historically, the Latin America reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. During 1999, the Company has reduced its participation in these types of treaties and is more actively marketing additional types of reinsurance in the region such as traditional and credit life for groups and individuals as well as non-traditional reinsurance in Argentina and Mexico. It is anticipated that the mix of business will continue to evolve in the upcoming years.

     BHIFAmerica and RGA Chile maintain staffing of 139 people at the head offices in Santiago, Chile. GA Argentina maintains a staff of 77 people in Buenos Aires, Argentina. These subsidiaries employ their own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff. The Latin America reinsurance operations are primarily supported by the Latin America Division of RGA Reinsurance based in St. Louis with a staff of eleven people in St. Louis, four people in a representative office in Mexico and two people in a representative office in Argentina. The division provides bilingual underwriting, actuarial, claims, pricing, marketing, and administrative support. Claims, accounting, and systems support are provided on a corporate basis through RGA Reinsurance operations.

Asia Pacific Operations

     The Asia Pacific operations represented 5.6%, 5.2%, and 4.9% of the Company's net premiums in 1999, 1998, and 1997, respectively. The Company has a presence in the Asia Pacific region with a licensed branch office in Hong Kong and representative offices in Tokyo and Taiwan. The Company opened the representative office in Taiwan during the first quarter of 1999. The Company also established subsidiary companies in Australia in January 1996: Australian Holdings, a wholly owned holding company, and RGA Australia, a wholly owned life reinsurance company. In addition, RGA Reinsurance provides direct reinsurance to several companies within the Asia Pacific region.

     Within the Asia Pacific segment, six people were on staff in the Hong Kong office, five people were on staff in the Tokyo office, five people were on staff in the Taiwan office, and RGA Australia maintained a staff of seventeen people in Sydney. The Hong Kong, Tokyo and Taiwan offices primarily provide marketing and underwriting service to the direct life insurance companies with other service support provided directly by RGA Reinsurance operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administration service with additional support provided by RGA Reinsurance operations.

Other International Operations

     The other international operations represented 1.9%, 0.4% and 0.3% of the Company's net premiums in 1999, 1998 and 1997, respectively. This segment provides life reinsurance to clients located in Europe (primarily in the United Kingdom and Spain) and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements.

     During 1999, the Company continued its expansion efforts, with actions underway to license a life reinsurance subsidiary in London and set up local operations. In addition, the Company further established RGA South Africa, with offices in Cape Town and Johannesburg to promote life reinsurance in South Africa. The Company also participates as a Corporate Name supporting life syndicate 429 at Lloyd's of London. In 1998 the Company entered into a joint venture to form RGA Financial Products, Limited ("RGAFP") which provides asset management consulting advice to insurers in managing capital related risks specifically related to the segregated fund business in Canada and the guaranteed minimum death benefit business in the US. In 1999, RGA purchased the remaining ownership of RGAFP for a nominal amount.

     The other international operations are supported by divisional management through RGA International based in Toronto. This subsidiary of RGA had a staff of thirteen people that provide marketing support for operations in existing and potential future markets. Additional support was provided by RGA Reinsurance. The developing operations in the United Kingdom maintained a staff of ten people, RGA South Africa maintained a staff of sixteen people, and
marketing agreements with two local consultants exist in Spain.   RGAFP
maintains a staff of six people.

Discontinued Operations

     As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company's discontinued accident and health divisions may be found in the Annual Report for 1999 under the caption "Notes to Consolidated Financial Statements -
Note 21 - Discontinued Operations", which Note is incorporated herein by reference.

     D.   FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

     The Company's foreign operations are primarily in Canada, Latin America, the Asia Pacific region, which includes Australia, and Europe. Revenue, income
(loss) which includes net realized gains (losses) before income tax and minority interest, and identifiable assets attributable to these geographic regions were identified in the "Notes to Consolidated Financial Statements -
Note 17 - Segment Information", which Note is incorporated herein by reference.

     E.   EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the executive officers of the Company, see Part III, Item 10, entitled "Directors and Executive Officers of the Registrant."


Item 2.   PROPERTIES

     RGA Reinsurance houses its employees and the majority of RGA's officers in approximately 116,000 square feet of office space at 1370 Timberlake Manor Parkway, Chesterfield, Missouri. These premises are leased through August 31, 2009, at annual rents ranging from approximately $2,000,000 to $2,400,000

     RGA Reinsurance also conducts business from approximately 1,800 square feet of office space located in Hong Kong and approximately 2,900 square feet of office space located in Tokyo, Japan. The rental expenses paid by RGA Reinsurance under the leases during 1999 were approximately $145,000 and $176,000 for Hong Kong and Tokyo, respectively. RGA Australia conducts business from approximately 20,700 square feet of office space located in Sydney, Australia and paid approximately $100,000 during 1999 for lease expense. The Hong Kong and Tokyo leases expire in January 2001 and January 2002 respectively. The Sydney lease expires in October 2003.

     RGA Reinsurance also conducts business from approximately 1,500 square feet of office space in Mexico City, Mexico. The rental expenses paid by RGA Reinsurance under the lease during 1999 were approximately $20,000. The lease expires in December 2000.

     General American Argentina conducts business from approximately 11,000 square feet of office space in Buenos Aires, Argentina, pursuant to several leases. Rental expense paid for the office was approximately $153,000 during 1999. BHIF America and RGA Chile conduct business from approximately 10,000 square feet of office space in Santiago, Chile. The lease expense paid during 1999 was approximately $68,000. One of the Buenos Aires leases expires in 2000, one in 2001 and the remaining two in 2002. The Santiago leases expire in 2001.

     RGA Argentina conducts business from approximately 800 square feet of office space in Buenos Aires, Argentina. The rental expenses paid by RGA Argentina under the lease during 1999 were approximately $32,000. The lease expires in December 2001.

     RGA Canada's operations are conducted from approximately 9,800 square feet of office space located in Montreal, Canada. The lease with respect to such space expires in 2010. Rental expenses paid by RGA Canada under the lease during 1999 were approximately $185,000. RGA Canada also sub-leases approximately 800 square feet of space in Montreal, Canada. The sub-lease expires in 2000. The rental expenses paid by RGA Canada under the sub-lease during 1999 were approximately $16,000. RGA Canada also leases approximately 5,900 square feet of space in Toronto, Canada. This lease expires in 2005.
The rental expenses paid by RGA Canada under the Toronto lease during 1999 were approximately $144,000. RGA International conducts operations from approximately 9,800 square feet of office space located in Toronto, Canada.
The lease with respect to such space expires in 2007. The rental expenses paid by RGA International under the lease during 1999 were approximately $312,000.

     RGA UK Reinsurance conducts business from approximately 3,000 square feet of office space in London, England. The rental expenses paid by RGA UK Reinsurance under the lease during 1999 were approximately $356,000. The lease expires in 2009.

     RGA South Africa conducts business from approximately 5,300 square feet of office space in Cape Town and 3,600 square feet of office space located in Johannesburg, South Africa. The rental expenses paid by RGA South Africa under the leases during 1999 were approximately $38,000 and $17,000 for Cape Town and Johannesburg respectively. The leases expire in September 2003 and May 2004 for Cape Town and Johannesburg respectively.

     The Company believes its facilities have been generally well maintained, are in good operating condition. The Company believes the facilities are sufficient for our current and projected future requirements.

Item 3.   LEGAL PROCEEDINGS

     From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. Management does not believe that the Company is party to any such pending litigation or arbitration that would have a material adverse effect on its future operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     On November 23, 1999, RGA completed a private placement of securities in which it sold 4,784,689 shares of the Company's common stock, $0.01 par value per share, to Metropolitan Life Insurance Company. The price per share was $26.125, and the aggregate value of the transaction was approximately $125 million, paid in cash. These shares were not registered under the Securities Act of 1933, as amended ("the Act"), and were sold on reliance on the exemption from registration contained in Section 4(2) of the Act. Proceeds from the private placement will be used for general corporate purposes, including the immediate capital needs associated with the Company's primary businesses.

     Information about the market price of the Company's common equity, dividends and related stockholder matters is contained in the Annual Report for 1999 at pages 72-73 under the caption "Quarterly Data (Unaudited)" and at pages 38-39 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which sections are hereby incorporated by reference.

     Insurance companies are subject to statutory regulations that restrict the payment of dividends. In the case of RGA Reinsurance, Missouri regulations impose a limit of the greater of 10% of statutory capital and surplus or statutory operating income, both as of the end of the preceding year. Any dividend proposed by RGA Reinsurance in excess of these measures would, under Missouri law, be "extraordinary" and subject to review by the Missouri Director of Insurance. More information about these regulations and how they apply to the Company may be found in the Annual Report for 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" which sections are hereby incorporated by reference.

Item 6.   SELECTED FINANCIAL DATA

     The information required by this item is found at pages 22-23 in the Annual Report for 1999 under the caption "Selected Consolidated Financial and Operating Data" which section is incorporated herein by reference

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion and analysis is incorporated by reference to the Annual Report for 1999 under the captions "Forward-Looking and Cautionary Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     This discussion and analysis is incorporated by reference to the Annual Report for 1999 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk"

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is incorporated by reference to the Annual Report for 1999 under the following captions:


                  Index                                Page of Annual Report
     ------------------------------------------------  ---------------------
     Consolidated Balance Sheets                                 44
     Consolidated Statements of Income                           45
     Consolidated Statements of  Stockholders' Equity          46 - 47
     Consolidated Statements of Cash Flows                       48
     Notes to Consolidated Financial Statements                49 - 69
     Independent Auditors' Report                                70
     Quarterly Data                                            72 - 73

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

     Bruce E. Counce has been Executive Vice President and Chief Corporate Operating Officer since January 1997. He served as Executive Vice President, U.S. Traditional Reinsurance from 1993 to 1997. Prior to the formation of RGA, Mr. Counce served as Reinsurance Sales and Marketing Vice President for General American. After joining General American in 1967, Mr. Counce joined the Reinsurance Division in 1980 in a sales capacity and held a series of increasingly responsible positions leading to his current position. Mr. Counce retired effective February 18, 2000.

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

     James E. Sherman is General Counsel and Secretary of the Company. Mr. Sherman joined General American in 1983. He has served as Associate General Counsel of General American since 1995. Mr. Sherman is an officer of RCM as well as RGA Reinsurance.

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

     Richard A. Liddy is Chairman of the Board of the Company. He also serves as Chairman and Chief Executive Officer of General American Life Insurance Company, and Chairman, President and Chief Executive Officer of GenAmerica Corporation. From 1982 through 1988, he was Senior Vice President and Executive Vice President of Continental Corporation, and President, Financial Services Group of Continental Insurance Company. He is also Chairman of the Board of General American Capital Company and The Walnut Street Funds, Inc., each a registered investment company, and is a director of Ameren Corporation, Brown Shoe Company, Conning Corporation, Energizer Holdings, Inc. and Ralston Purina Company. Mr. Liddy is a Senior Executive Vice President of MetLife, Inc., and is a member of the Executive Committee of Metropolitan Life Insurance Company. He also serves as Chairman of Cova Corporation, Paragon Life Insurance Company, Security Equity Life Insurance Company, and a number of other subsidiaries and affiliates of GenAmerica Corporation.

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

                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

(a)   1.  Financial Statements


     The following consolidated statements are incorporated by reference to the Annual Report for 1999 under the following captions:


Index                                                            Page
-----                                                            ----

Consolidated Balance Sheets                                      44
Consolidated Statements of Income                                45
Consolidated Statements of  Stockholders' Equity                 46-47
Consolidated Statements of Cash Flows                            48
Notes to Consolidated Financial Statements                       49-69
Independent Auditors' Report                                     70



   2.     Schedules, Reinsurance Group of America, Incorporated and
          Subsidiaries


Schedule                                                         Page
--------                                                         ----

I         Summary of Investments                                 29
II        Condensed Financial Information of the Registrant      30
III       Supplementary Insurance Information                    31-32
IV        Reinsurance                                            33
V         Valuation and Qualifying Accounts                      34


     All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Exhibit 13.1 attached hereto.

   3.     Exhibits

     See the Index to Exhibits on page 36.

(b) The Company filed a Current Report on Form 8-K on October 14, 1999, dated as of September 29, 1999, to report under Item 2 that General American Life Insurance Company ("General American") completed the recapture of the entire block of General American's funding agreement business reinsured by the Company.

     The Company filed a Current Report on Form 8-K on November 24, 1999, dated as of November 10, 1999, to report under Item 3 that the Circuit Court of Cole County, Missouri, entered a judgement confirming the Plan of Reorganization of General American Mutual Holding Company.

     The Company filed a Current Report on Form 8-K on December 6, 1999, dated as of November 23, 1999, to report under Item 5 that completed a private placement of securities in which the Company sold 4,784,689 shares of the Company common stock to MetLife.

     No other reports on Form 8-K were filed during the three months ended December 31, 1999.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:

Under date of January 25, 2000, we reported on the consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                                 /s/ KPMG LLP









St. Louis, Missouri
January 25, 2000

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES

                                DECEMBER 31, 1999

                                  (in millions)


                                                                     Amount at
                                                                       Which
                                                                     shown in
                                                          Fair      the Balance
           Type of Investment                 Cost     Value (3)   Sheets (1)(3)
-----------------------------------------  ----------  ----------  -------------
Fixed maturities:
Bonds:
United States government and government
agencies and authorities                     $   32.5     $  31.0       $   31.0
Foreign governments (2)                         332.9       337.4          337.4
Public utilities                                341.9       330.9          330.9
All other corporate bonds                     1,380.2     1,176.9        1,176.9
                                           ----------  ----------  -------------
Total fixed maturities                        2,087.5     1,876.2        1,876.2
                                           ----------  ----------  -------------
Equity securities                                12.0        12.0           12.0
Mortgage loans on real estate                   213.2       209.9          213.2
Policy loans                                    660.1         XXX          660.1
Funds withheld at interest                      797.9       810.7          797.9
Short-term investments                          238.4         XXX          238.4
Other                                            14.1         XXX           14.1
                                           ----------  ----------  -------------
Total investments                            $4,023.2         XXX       $3,811.9
                                           ==========  ==========  =============

     (1) Fixed maturities are classified as available for sale and carried at fair value.

     (2) The following exchange rates have been used to convert foreign securities to U.S. dollars:


          Canadian dollar    $0.6876/C$1.00
          Argentina dollar   $1.0020/A$1.00
          Chilean Peso       $0.0019/$1.00 Peso
          Australian dollar  $0.6536/$1.00 Aus


     (3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities of $290.8 million, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.



                 See accompanying independent auditor's report.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
  SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (IN THOUSANDS)




                                                                                      1999              1998              1997
CONDENSED BALANCE SHEETS
     Assets:
          Fixed maturity securities (available for sale)                              $     535         $  34,648          $      -
          Short-term investments                                                         21,298               850             2,575
          Cash                                                                            3,409              (995)              232
          Investment in subsidiaries                                                    688,885           713,057           548,261
          Other assets                                                                  199,532           106,161            43,809
                                                                                      ----------        ----------         ---------
                    Total assets                                                      $ 913,659         $ 853,721          $594,877
     Liabilities and stockholders' equity:
          Long-term debt                                                              $ 174,412         $  99,116          $ 99,027
          Other liabilities                                                               6,299             6,128            (3,471)
          Stockholders' equity                                                          732,948           748,477           499,321
                                                                                      ----------        ----------         ---------
                    Total liabilities and stockholders' equity                        $ 913,659         $ 853,721          $594,877
CONDENSED STATEMENTS OF INCOME
     Interest income                                                                  $   7,844         $   4,306          $  5,584
     Dividend from subsidiary                                                            50,000                 -                 -
     Realized investments gains / (losses), net                                          (7,733)            1,517               827
     Operating expenses                                                                  (3,676)           (2,964)           (3,067)
     Interest expense                                                                   (10,779)           (8,050)           (7,333)
                                                                                      ----------        ----------         ---------
          Income before income tax and undistributed earnings of subsidiaries            35,656            (5,191)           (3,989)
     Income tax benefit                                                                  (5,478)           (1,609)           (1,616)
                                                                                      ----------        ----------         ---------
          Net income before undistributed earnings of subsidiaries                       41,134            (3,582)           (2,373)
     Equity in undistributed earnings of subsidiaries                                      (276)           65,663            56,992
                                                                                      ----------        ----------         ---------
          Net income                                                                  $  40,858         $  62,081          $ 54,619
CONDENSED STATEMENTS OF CASH FLOWS
     Operating activities:
          Net income                                                                  $  40,858         $  62,081          $ 54,619
          Equity in earnings of subsidiaries                                                276           (65,663)          (56,992)
          Other, net                                                                      5,290             9,501              (239)
                                                                                      ----------        ----------         ---------
                    Net cash (used in) provided by operating activities                  46,424             5,919            (2,612)
     Investing activities:
          Sales of fixed maturity securities available for sale                          33,146            21,619            60,257
          Purchases of fixed maturity securities available for sale                           -          (115,162)          (16,991)
          Change in short-term investments                                              (20,448)            1,725            12,404
          Purchases of subsidiary debt securities                                      (100,000)                -                 -
          Capital contributions to subsidiaries                                        (144,886)         (130,898)          (35,230)
                                                                                      ----------        ----------         ---------
                    Net cash provided by (used in) investing activities                (232,188)         (222,716)           20,440
     Financing activities:
          Dividends to stockholders                                                      (9,981)           (7,254)           (5,758)
          Reissuance (acquisition) of treasury stock, net                                   229               987           (11,794)
          Proceeds from long-term debt issuance, net                                     75,000                                   -
          Proceeds from private placement / stock offering                              124,920           221,837                 -
                                                                                      ----------        ----------         ---------
                    Net cash (used in) provided by financing activities                 190,168           215,570           (17,552)
                                                                                      ----------        ----------         ---------
                    Net change in cash and cash equivalents                               4,404            (1,227)              276
     Cash and cash equivalents at beginning of year                                        (995)              232               (44)
                                                                                      ----------        ----------         ---------
     Cash and cash equivalents at end of year                                         $   3,409         $    (995)         $    232

                 See accompanying independent auditor's report.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)




                                                          as of December 31,
                                ---------------------------------------------------------------------
                                                        Future Policy
                                                        Benefits and Interest
                                Deferred Policy         Sensitive Contract      Other Policy Claims
                                Acquisition Costs       Liabilities             and Benefits Payable
                                ---------------------   ---------------------   ---------------------
                                 Assumed      Ceded      Assumed      Ceded      Assumed      Ceded
1997
U.S. operations                  $203,486     (6,968)   2,735,772   (185,761)     157,240    (13,577)
Canada operations                  50,506       (505)     278,738    (54,627)      49,267    (34,536)
Latin America operations            7,046          -      105,900     (1,243)      30,060     (2,274)
Asia Pacific operations            33,633          -       66,760    (32,883)       5,432     (1,470)
Other international operations          -          -        3,054         (6)       1,644          -
Discontinued operations             2,680        (36)      23,587     (1,146)     101,205    (31,323)
                                ---------   ---------   ----------  ---------   ---------   ---------
     Total                       $297,351     (7,509)   3,213,811   (275,666)     344,848    (83,180)
                                =========   =========   =========   =========   =========   =========
1998
U.S. operations                  $247,424     (5,691)   3,797,712   (182,275)     261,661     (9,093)
Canada operations                  56,159     (3,064)     515,632    (60,289)      29,048    (14,881)
Latin America operations            9,532          -      138,550       (108)      56,453     (4,894)
Asia Pacific operations            45,053          -       89,671    (42,888)      17,021     (6,453)
Other international operations         54          -        4,054          -        5,759          -
Discontinued operations             1,724       (149)      25,402     (2,224)     112,107    (21,412)
                                ---------   ---------   ---------   ---------   ---------   ---------
     Total                       $359,946     (8,904)   4,571,021   (287,784)     482,049    (56,733)
                                =========   =========   =========   =========   =========   =========
1999
U.S. operations                  $360,934    (36,409)   2,503,361   (210,387)     361,725    (37,012)
Canada operations                  71,394          -      652,609    (88,956)      70,276    (41,492)
Latin America operations           21,388          -      170,937          -       79,039     (5,240)
Asia Pacific operations            53,893          -       58,949       (319)      19,438          -
Other international operations      7,917       (728)      10,261       (651)       9,888          -
Discontinued operations                 -          -       19,874     (1,936)      41,700     (5,870)
                                ---------   ---------   ---------   ---------   ---------   ---------
     Total                       $515,526    (37,137)   3,415,991   (302,249)     582,066    (89,614)
                                =========   =========   =========   =========   =========   =========

                 See accompanying independent auditor's report.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (IN THOUSANDS)






                                                              as of December 31,
                                ------------------------------------------------------------------------------
                                                Net             Benefits,                       Other
                                Premium         Investment      Claims and      Amortization    Operating
                                Income          Income          Losses          of DAC          Expenses
                                --------------  --------------  --------------  --------------  --------------
1997
U.S. operations                    $  554,254         141,306        (498,670)        (37,469)        (79,596)
Canada operations                      83,563          18,936         (76,265)        (10,775)        (18,023)
Latin America operations               68,190          10,615         (63,590)              -         (14,465)
Asia Pacific operations                36,591           1,126         (21,164)         (3,485)        (19,494)
Other international operations          2,170             383          (1,755)              -          (4,791)
Corporate                                   -          14,718               -               -         (15,237)
                                -------------   -------------   --------------  --------------  --------------
     Total                         $  744,768         187,084        (661,444)        (51,729)       (151,606)
                                =============   =============   ==============  ==============  ==============
1998
U.S. operations                    $  716,244         231,472        (693,034)        (58,375)        (91,097)
Canada operations                     144,784          38,857        (128,880)         (1,976)        (31,130)
Latin America operations               98,679          17,785         (94,649)              -         (18,239)
Asia Pacific operations                53,072           2,545         (31,900)         (5,918)        (23,971)
Other international operations          3,641             479          (2,685)            (13)         (7,450)
Corporate                                   -          10,642               -               -         (17,128)
                                -------------   -------------   --------------  --------------  --------------
     Total                         $1,016,420         301,780        (951,148)        (66,282)       (189,015)
                                =============   =============   ==============  ==============  ==============
1999
U.S. operations                    $  950,434         250,458        (891,232)        (79,614)       (101,860)
Canada operations                     162,482          52,767        (155,993)           (349)        (26,913)
Latin America operations              104,167          23,753        (112,914)           (975)        (10,574)
Asia Pacific operations                73,887           2,182         (46,785)          1,893         (39,227)
Other international operations         24,668             775         (13,305)           (714)        (15,484)
Corporate                                   -          10,345               -               -         (19,964)
                                -------------   -------------   --------------  --------------  --------------
     Total                         $1,315,638         340,280      (1,220,229)        (79,759)       (214,022)
                                =============   =============   ==============  ==============  ==============

                 See accompanying independent auditor's report.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                            SCHEDULE IV - REINSURANCE
                                  (IN MILLIONS)




                                                                        Percentage
                                       Ceded to    Assumed              of Amount
                               Gross     Other    from Other    Net     Assumed to
                               Amount  Companies  Companies    Amount      Net
                               ------  ---------  ----------  --------  ----------
1997
Life insurance in force         $  83    $28,720    $227,260  $198,623     114.42%
Premiums
U.S. operations                 $ 2.4    $ 133.0    $  684.8  $  554.2     123.57%
Canada operations                   -       21.8       105.4      83.6     126.08%
Latin America operations         56.5        0.8        12.5      68.2      18.33%
Asia Pacific operations             -        0.8        37.4      36.6     102.19%
Other international                 -        0.1         2.3       2.2     104.55%
                               ------  ---------  ----------  --------
     Total                      $58.9    $ 156.5    $  842.4  $  744.8     113.10%
                               ======  =========  ==========  ========  =========
1998
Life insurance in force         $  83    $16,171    $330,615  $314,527     105.11%
Premiums
U.S. operations                 $ 2.6    $ 186.7    $  900.3  $  716.2     125.71%
Canada operations                   -       48.1       192.9     144.8     133.22%
Latin America operations         48.4        9.6        59.9      98.7      60.69%
Asia Pacific operations             -        3.8        56.9      53.1     107.16%
Other international                 -        0.1         3.7       3.6     102.78%
                               ------  ---------  ----------  --------
     Total                      $51.0    $ 248.3    $1,213.7  $1,016.4     119.41%
                               ======  =========  ==========  ========  =========
1999
Life insurance in force         $  81    $36,569    $446,943  $410,455     108.89%
Premiums
U.S. operations                 $ 2.7    $ 207.8    $1,155.5  $  950.4     121.58%
Canada operations                   -       56.6       219.1     162.5     134.83%
Latin America operations         38.4        1.4        67.1     104.1      64.46%
Asia Pacific operations             -        2.7        76.6      73.9     103.65%
Other international               0.1        0.7        25.3      24.7     102.43%
                               ------  ---------  ----------  --------
     Total                      $41.2    $ 269.2    $1,543.6  $1,315.6     117.33%
                               ======  =========  ==========  ========  =========

                 See accompanying independent auditor's report.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                                DECEMBER 31, 1999

                                  (in millions)


                                                  Charged
                      Balance at    Charges to    to Other                    Balance
                      Beginning     Costs and     Accounts-     Deductions-   at End
Description           of Period     Expenses      Describe      Describe      of Period
-----------           -----------   -----------   -----------   -----------   -----------
1997
Mortgage loan
valuation allowance          $0.3          $0.1           $ -           $ -          $0.4
                      -----------   -----------   -----------   -----------   -----------
Total                        $0.3          $0.1           $ -           $ -          $0.4
                      ===========   ===========   ===========   ===========   ===========
1998
Mortgage loan
valuation allowance          $0.4          $0.3           $ -           $ -          $0.7
                      -----------   -----------   -----------   -----------   -----------
Total                        $0.4          $0.3           $ -           $ -          $0.7
                      ===========   ===========   ===========   ===========   ===========
1999
Mortgage loan
valuation allowance          $0.7          $  -           $ -           $ -          $0.7
                      -----------   -----------   -----------   -----------   -----------
Total                        $0.7          $  -           $ -           $ -          $0.7
                      ===========   ===========   ===========   ===========   ===========

See accompanying independent auditor's report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Reinsurance Group of America, Incorporated.

By:  /s/ A. Greig Woodring
     ---------------------
         A. Greig Woodring
     President and Chief Executive Officer

Date: March 23, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2000.

          Signatures                                             Title


/s/ Richard A. Liddy          March 23, 2000           Chairman of the Board and Director
--------------------------------------------
Richard A. Liddy

/s/  A. Greig Woodring        March 23, 2000           President, Chief Executive Officer,
--------------------------------------------           and Director
A. Greig Woodring                                      Principal Executive Officer)

/s/ J. Cliff Eason            March 23, 2000 *         Director
--------------------------------------------
J. Cliff Eason

/s/ Bernard A. Edison         March 23, 2000 *         Director
--------------------------------------------
Bernard A. Edison

/s/ Stuart I. Greenbaum       March 23, 2000 *         Director
--------------------------------------------
Stuart I. Greenbaum

/s/ William A. Peck, M.D.     March 23, 2000 *         Director
--------------------------------------------
William A. Peck, M.D.

/s/ John H. Tweedie           March 23, 2000 *         Director
--------------------------------------------
John H. Tweedie

/s/ William P. Stiritz        March 23, 2000 *         Director
--------------------------------------------
William P. Stiritz

/s/ H. Edwin Trusheim         March 23, 2000 *         Director
--------------------------------------------
H Edwin Trusheim

/s/ Jack B. Lay               March 23, 2000           Executive Vice President and Chief
--------------------------------------------           Financial Officer
Jack B. Lay                                            (Principal Financial and Accounting Officer)

By:  /s/ Jack B. Lay          March 23, 2000
--------------------------------------------
Jack B. Lay                   Attorney-in-fact

                                INDEX TO EXHIBITS

                                                                    Source
Exhibit                                                         (See footnotes
Number              Description                                   that follow)
--------  ----------------------------------------------------  --------------

   2.1    Reinsurance Agreement dated as of December 31, 1992         2
          between General American Life Insurance Company
          ("General American") and General American Life
          Reinsurance Company of Canada ("RGA Canada")

   2.2    Retrocession Agreement dated as of                          2
          July 1, 1990 between General American and
          The National Reinsurance Company of Canada,
          as amended between RGA Canada and General American
          on December 31, 1992

   2.3    Reinsurance Agreement dated as of January 1, 1993           2
          between RGA Reinsurance Company ("RGA Reinsurance",
          formerly "Saint Louis Reinsurance Company") and
          General American

   3.1    Restated Articles of Incorporation of Reinsurance           1
          Group of America, Incorporated ("RGA"), as amended

   3.2    Bylaws of RGA                                               1

   3.3    Certificate of Designations for Series A Junior             5
          Participating Preferred Stock (included as Exhibit A
          to Exhibit 4.2)

   4.1    Form of Specimen Certificate for Common Stock of RGA        2

   4.2    Rights Agreement dated as of May 4, 1993, between RGA       5
          and ChaseMellon Shareholder Services,
          L.L.C., as Rights Agent

   4.3    Second Amendment to Rights Agreement, dated as of          10
          April 22, 1998, between RGA and ChaseMellon
          Shareholder
          Services, L.L.C. (as successor to Boatmen's
          Trust Company), as Rights Agent

   4.4 Third Amendment to Rights Agreement dated as of August 12, 1999, between Reinsurance Group of America, Incorporated and ChaseMellon
          Shareholder Services, L.L.C. (as successor to
          Boatmen's Trust Company), as Rights Agent, incorporated by reference to Exhibit 4.4 to Form
          8-K dated August 10, 1999 (No. 1-11848), filed
          August 25, 1999

   4.5    Fourth Amendment to Rights Agreement
          dated as of August 23, 1999, between Reinsurance
          Group of America, Incorporated and ChaseMellon
          Shareholder Services, L.L.C. (as successor to
          Boatmen's Trust Company), as Rights Agent, incorporated by reference to Exhibit 4.1 to Form
          8-K dated August 26, 1999 (No. 1-11848), filed
          September 10, 1999.


  10.1    Marketing Agreement dated as of January 1, 1993             3
          between RGA Reinsurance and General American


                                                                    Source
Exhibit                                                         (See footnotes
Number              Description                                   that follow)
--------  ----------------------------------------------------  --------------

  10.2    Tax Allocation Agreement dated October 30, 1992             2
          between RGA Reinsurance and General American

  10.3    Tax Allocation Agreement dated as of January 15, 1993       2
          among RGA, RGA Reinsurance, and General American

  10.4    Tax Sharing Agreement dated as of January 15, 1993          2
          among RGA, RGA Reinsurance, and General American

  10.5    Administrative Services Agreement dated as of               3
          January 1, 1993 between RGA and General American

  10.6    Administrative Services Agreement dated as of               3
          January 1, 1993 between RGA Reinsurance
          and General American

  10.7    Management Agreement dated as of January 1, 1993            2*
          between RGA Canada and General American

  10.8    Investment Advisory Agreement dated as of January 1,        3
          1993 between RGA and Conning Asset Management Company,
          formerly General American Investment Management
          Company ("CAM")

  10.9    Investment Advisory Agreement dated as of                   3
          January 1, 1993 between RGA Reinsurance
          and CAM

  10.10   Lease Agreement dated as of May 17, 1993 between            4
          RGA and General American and Assignment to RGA
          Reinsurance

  10.11   Standard Form of General American Automatic Agreement       2

  10.12   Standard Form of General American Facultative Agreement     2

  10.13   Standard Form of General American Automatic and             2
          Facultative YRT Agreement

  10.14   Shareholders' Agreement dated as of November 24, 1992       3*
          among General American, Fairfield Holding,
          Adrian N. Baker II, Richard H. Chomeau, and
          Anthony J. Sutcliffe, as amended with RGA and
          RGA Reinsurance

  10.15   Shareholders' Agreement dated as of March 20, 1992          3*
          among General American, RGA International, Ltd.,
          formerly G.A. Canadian Holdings, Ltd., Penta-Life Group
          Inc., Claude M. Genest, Brendan Galligan, Graham Watson,
          Societe FSA 50 Inc., Aenigma Holdings Limited, Andre
          St-Amour, and Andre Primeau, as amended with RGA




                                                                    Source
Exhibit                                                         (See footnotes
Number              Description                                   that follow)
--------  ----------------------------------------------------  --------------

  10.16   Registration Rights Agreement dated as of April 15,         2
          1993 between RGA and General American

  10.17   RGA Reinsurance Management Incentive Plan, as amended       6*
          and restated effective November 1, 1996

  10.18   RGA  Reinsurance Management Deferred                        2*
          Compensation Plan (ended January 1, 1995)

  10.19   RGA Reinsurance Executive Deferred                          2*
          Compensation Plan (ended January 1, 1995)


  10.20   RGA Reinsurance Executive Supplemental                      2*
          Retirement Plan (ended January 1, 1995)

  10.21   RGA Reinsurance Augmented Benefit Plan                      2*
          (ended January 1, 1995)

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

  10.24   RGA Executive Performance Share Plan as amended
          and restated effective November 1, 1996                     6*

  10.25   RGA Flexible Stock Plan for Directors                       7*

  10.26   Employment Agreement dated April 6, 1992 between RGA
          Canada and Andre St-Amour                                   8*

  10.27   Restricted Stock Award to A. Greig Woodring dated
          January 28, 1998                                            9*

  13.1    Portions of Annual Report to Shareholders for 1999          __
          Incorporated by Reference in the Form 10-K

  21.1    Subsidiaries of RGA                                         __

  23.1    Consent of KPMG LLP                                         __

  24.1    Powers of Attorney for Messrs. Trusheim, Stiritz,
          Tweedie, Peck, Greenbaum, Edison, and Eason                 __

  27.1    Financial Data Schedule for the year ended December
          31, 1999                                                    __

1 Documents incorporated by reference to Form 10-Q for the quarter ended September 30, 1999 (No. 1-11848) filed on November 12, 1999 at the corresponding exhibit.


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