Form 10-Q
period 2000-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2000-05-12
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                       YES   X         NO
                                            ---

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 2000: 49,819,353
SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS

ITEM                                                                                     PAGE
----                                                                                     ----

                         PART I - FINANCIAL INFORMATION
1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 2000 and December 31, 1999                                               3

         Condensed Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 2000 and 1999                                         4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2000 and 1999                                         5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                           6-8

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                   9-22

3        Qualitative and Quantitative Disclosures About Market Risk                        22


                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                                 23

6        Exhibits and Reports on Form 8-K                                                  23

         Signatures                                                                        24

         Index to Exhibits                                                                 25

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                   March 31,           December 31,
                                                                                                    2000                   1999
                                                                                                 ------------          ------------
                                                                                                       (Dollars in thousands)
             ASSETS
Fixed maturity securities
       Available for sale-at fair value (amortized cost of $2,290,219 and
             $2,087,540 at March 31, 2000, and December 31, 1999, respectively)                  $ 2,169,068            $ 1,876,166
Mortgage loans on real estate                                                                        220,753                213,187
Policy loans                                                                                         660,064                660,062
Funds withheld at interest                                                                           864,849                797,949
Short-term investments                                                                                92,336                238,424
Other invested assets                                                                                 28,510                 26,069
                                                                                                 -----------            -----------
             Total investments                                                                     4,035,580              3,811,857
Cash and cash equivalents                                                                             75,516                 24,316
Accrued investment income                                                                             51,536                 37,175
Premiums receivable                                                                                  257,357                295,153
Funds withheld                                                                                        17,157                 13,294
Reinsurance ceded receivables                                                                        273,039                295,460
Deferred policy acquisition costs                                                                    502,749                478,389
Other reinsurance balances                                                                           147,718                151,000
Other assets                                                                                          24,551                 17,099
                                                                                                 -----------            -----------
             Total assets                                                                        $ 5,385,203            $ 5,123,743
                                                                                                 ===========            ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                           $ 1,931,260            $ 1,870,099
Interest sensitive contract liabilities                                                            1,630,356              1,545,893
Other policy claims and benefits                                                                     533,586                582,066
Other reinsurance balances                                                                            57,237                 53,866
Deferred income taxes                                                                                111,243                 67,914
Other liabilities                                                                                    126,572                 83,238
Long-term debt                                                                                       184,764                183,954
                                                                                                 -----------            -----------
             Total liabilities                                                                     4,575,018              4,387,030
Minority interest                                                                                      4,361                  3,765
Commitments and contingent liabilities
Stockholders' equity:
       Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
             shares issued or outstanding)                                                                --                     --
       Common stock (par value $.01 per share; 75,000,000 shares authorized,
             51,053,273 shares issued at March 31, 2000 and December 31, 1999,
             respectively)                                                                               511                    511
       Additional paid in capital                                                                    611,040                611,016
       Retained earnings                                                                             299,814                282,389
       Accumulated other comprehensive income:
             Accumulated currency translation adjustment, net of taxes                               (10,771)                (9,909)
             Unrealized appreciation (depreciation) of securities, net of taxes                      (73,565)              (131,341)
                                                                                                 -----------            -----------
                   Total stockholders' equity before treasury stock                                  827,029                752,666
       Less treasury shares held of 1,183,920 and 1,112,820 at cost at
             March 31, 2000, and December 31, 1999, respectively                                     (21,205)               (19,718)
                                                                                                 -----------            -----------
             Total stockholders' equity                                                              805,824                732,948
                                                                                                 -----------            -----------
             Total liabilities and stockholders' equity                                          $ 5,385,203            $ 5,123,743
                                                                                                 ===========            ===========


          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                       ----------------------------------------
                                                                                         2000                           1999
                                                                                       ---------                     ----------
                                                                                    (Dollars in thousands, except per share data)
REVENUES:
        Net premiums                                                                   $ 329,543                     $ 353,759
        Investment income, net of related expenses                                        74,010                        85,043
        Realized investment gains/(losses), net                                           (4,632)                          (83)
        Other revenue                                                                      3,213                         4,388
                                                                                       ---------                     ---------
              Total revenues                                                             402,134                       443,107

BENEFITS AND EXPENSES:
        Claims and other policy benefits                                                 265,739                       300,427
        Interest credited                                                                 21,299                        39,552
        Policy acquisition costs and other insurance expenses                             51,483                        49,211
        Other operating expenses                                                          19,965                        16,204
        Interest expense                                                                   3,534                         1,956
                                                                                       ---------                     ---------
              Total benefits and expenses                                                362,020                       407,350
                                                                                       ---------                     ---------


              Income before income taxes and minority interest                            40,114                        35,757

        Provision for income taxes                                                        15,648                        13,670
                                                                                       ---------                     ---------


              Income from continuing operations before minority interest                  24,466                        22,087

Minority interest in earnings of consolidated subsidiaries                                   562                           109
                                                                                       ---------                     ---------

              Income from continuing operations                                           23,904                        21,978

        Discontinued operations:
              (Loss) on discontinued accident and health operations,
                    net of taxes                                                          (3,482)                          (21)
                                                                                       ---------                     ---------

              Net income                                                               $  20,422                     $  21,957
                                                                                       =========                     =========

Earnings per share from continuing operations:
        Basic earnings per share                                                       $    0.48                     $    0.48
                                                                                       =========                     =========

        Diluted earnings per share                                                     $    0.48                     $    0.48
                                                                                       =========                     =========
Earnings per share from net income:
        Basic earnings per share                                                       $    0.41                     $    0.48
                                                                                       =========                     =========

        Diluted earnings per share                                                     $    0.41                     $    0.48
                                                                                       =========                     =========

Weighted average number of diluted shares outstanding
        (in thousands)                                                                    50,135                        45,874
                                                                                       =========                     =========



     See accompanying notes to condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                           ------------------------------
                                                                                               2000              1999
                                                                                           -----------        -----------
                                                                                                (Dollars in thousands)
OPERATING ACTIVITIES:

       Net income                                                                          $   20,422       $     21,957
       Adjustments to reconcile net income to net cash provided by operating activities:
             Change in:
                   Accrued investment income                                                  (14,361)           (15,628)
                   Premiums receivable                                                         37,440            (48,232)
                   Deferred policy acquisition costs                                          (23,381)           (29,227)
                   Funds withheld                                                              (3,863)             5,055
                   Reinsurance ceded balances                                                  21,699            (29,375)
                   Future policy benefits, other policy claims and benefits, and
                     other reinsurance balances                                                20,056            141,786
                   Deferred income taxes                                                        7,126              1,756
                   Other assets and other liabilities                                          33,370             73,265
             Amortization of goodwill and value of business acquired                              133                202
             Amortization of net investment discounts                                          (6,249)               721
             Realized investment (gains)/losses, net                                            4,632                 83
             Minority interest in earnings                                                        562                109
             Other, net                                                                        (3,744)            (3,275)
                                                                                           ----------         ----------
Net cash provided by operating activities                                                      93,842            119,197
INVESTING ACTIVITIES:
       Sales of investments:
             Fixed maturity securities - Available for sale                                    31,180            392,613
             Mortgage loans                                                                     1,859              1,736
       Maturities of fixed maturity securities - Available for sale                             1,241             17,512
       Purchases of fixed maturity securities - Available for sale                           (225,748)          (408,820)
       Cash invested in:
             Mortgage loans                                                                   (10,334)           (11,474)
             Policy loans                                                                          (2)                 -
             Funds withheld at interest                                                       (66,900)           (21,820)
       Principal payments on:
             Mortgage loans                                                                     1,313              2,338
       Change in short-term and other invested assets                                         144,770            (64,463)
                                                                                           ----------         ----------
Net cash used by investing activities                                                        (122,621)           (92,378)
FINANCING ACTIVITIES:
       Dividends to stockholders                                                               (2,996)            (2,285)
       Purchase of treasury stock                                                              (1,487)                 -
       Reissuance of treasury stock                                                                24                438
       Excess deposits (withdraws) on universal life and other
         investment type policies and contracts                                                84,463            (10,047)
                                                                                           ----------         ----------
Net cash provided (used) by financing activities                                               80,004            (11,894)
Effect of exchange rate changes                                                                   (25)              (259)
                                                                                           ----------         ----------
Change in cash and cash equivalents                                                            51,200             14,666
Cash and cash equivalents, beginning of period                                                 24,316             15,966
                                                                                           ----------         ----------
Cash and cash equivalents, end of period                                                 $     75,516       $     30,632
                                                                                           ==========         ==========


     See accompanying notes to condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited, condensed, consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 1999.

The Company has reclassified the presentation of certain prior period segment information to conform to the 2000 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):

                                                                   ------------------------------------
                                                                            THREE MONTHS ENDED
                                                                         MARCH 31,        MARCH 31,
                                                                          2000              1999
                                                                   ------------------------------------
        Earnings:
          Income  from continuing operations (numerator for
           basic and diluted calculations)                               $23,904           $21,978
        Shares:
          Weighted average outstanding shares (denominator for
           basic calculation)                                             49,937            45,334
          Equivalent shares from outstanding stock options
           (denominator for diluted calculation)                             198               540
                                                                   ------------------------------------
          Denominator for diluted calculation                             50,135            45,874
        Earnings per share:
          Basic                                                            $0.48             $0.48
          Diluted                                                          $0.48             $0.48
                                                                   ------------------------------------


The calculation of diluted earnings per share does not include common stock equivalent shares, the impact of which would be antidilutive. For the three months ended March 31, 2000, approximately 1.0 million outstanding stock options were not included in the calculation of common equivalent shares as their respective exercise prices were greater than the average market price. These options were outstanding at the end of period.

3. COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three month periods ending March 31, 2000 and 1999 (dollars in thousands):


                                                             ------------------------------------
                                                                     THREE MONTHS ENDED
                                                                   MARCH 31,       MARCH 31,
                                                                      2000           1999
                                                             ------------------------------------
             Net income                                              $20,422           $21,957
             Accumulated other comprehensive
              Income (expense), net of tax:
               Unrealized gains (losses) on securities                57,776          (31,947)
               Foreign currency items                                   (861)             460
                                                             ------------------------------------
                 Comprehensive income (loss)                         $77,337          $(9,530)
                                                             ------------------------------------

4. SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the 1999 Annual Report. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest. There are no intersegment transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

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

                                                                                   INCOME (LOSS) BEFORE INCOME
                                                    REVENUES                       TAXES AND MINORITY INTEREST
                                       -----------------------------------    -------------------------------------
                                          THREE MONTHS ENDING MARCH 31            THREE MONTHS ENDING MARCH 31
                                             2000              1999                 2000               1999
                                             ----              ----                 ----               ----
  U.S.                                    $296,954           $337,074               $33,977           $37,296
  Canada                                    55,634             47,539                12,230             5,198
  Latin America                             22,260             32,009                 1,856             1,551
  Asia Pacific                              20,132             17,104                  (718)           (7,764)
  Other international                        6,842              5,119                  (941)             (600)
  Corporate                                    312              4,262                (6,290)               76
                                       -----------------------------------    -------------------------------------
  Total from continuing operations        $402,134           $443,107               $40,114           $35,757
                                       -----------------------------------    -------------------------------------

There have been no material changes in reportable segment assets from the amounts disclosed in Note 17 of the 1999 Annual Report.

5. STOCK REPURCHASE PROGRAM

On March 16, 2000, the Company's Board of Directors approved a stock repurchase program under which the Company may use up to $20 million to purchase outstanding shares of stock. The Company plans to use the repurchased shares to support the future exercise of options granted under its stock option plan. Under the program, 71,100 shares at an aggregate cost of $1.5 million were repurchased and transferred to the Company's treasury during the first quarter of 2000.


6. SUBSEQUENT EVENT

Sale of Chilean Operations

As of April 1, 2000, the Company reached an agreement with Ohio National Financial Services Inc., whereby Ohio National would purchase the Company's interest in several Chilean operations including: RGA Sudamerica, S.A., RGA Reinsurance Company Chile, S.A. and Bhif America Seguros de Vida, S.A. Ohio National also purchased the remaining share of Bhif America Seguros de Vida, S.A. from Chilean investors. The transaction closed on April 27, 2000.

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

Consolidated income from continuing operations before income taxes and minority interest for the first quarter of 2000 increased $4.4 million as compared to the prior-year period. After tax diluted earnings per share from continuing operations was flat at $0.48 for the first quarters of 2000 and 1999. Diluted shares outstanding reflect the private placement of 4.8 million shares of Company common stock with Metropolitan Life Insurance Company in November 1999.

For the first quarter of 2000, reinsurance arrangements with MetLife and its affiliates represented approximately 9% of the Company's income from continuing operations before income taxes and minority interest.

Further discussion and analysis of the results for 2000 compared to 1999 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

                                                     ------------------------------------------------------------------
                                                       TRADITIONAL            NON-TRADITIONAL               TOTAL
                                                                            ASSET-        FINANCIAL          U.S.
                                                                          INTENSIVE      REINSURANCE
                                                     ------------------------------------------------------------------
REVENUES:
  Net premiums                                         $      246,742    $        618   $            -   $     247,360
  Investment income, net of related expenses                   33,111          17,435                -          50,546
  Realized investment gains (losses), net                      (2,819)            (84)               -          (2,903)
  Other revenue                                                   293             (44)           1,702           1,951
                                                     ------------------------------------------------------------------
     Total revenues                                           277,327          17,925            1,702         296,954

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            199,559             108                0         199,667
  Interest credited                                            11,426           9,381                0          20,807
  Policy acquisition costs and other insurance
    expenses                                                   28,681           6,317            1,124          36,122
  Other operating expenses                                      6,223             139               19           6,381
                                                     ------------------------------------------------------------------
       Total benefits and expenses                            245,889          15,945            1,143         262,977

       Income before income taxes and minority
          interest                                     $       31,438    $      1,980   $          559   $      33,977
                                                     ------------------------------------------------------------------

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999

                                                     -------------------------------------------------------------------
                                                       TRADITIONAL             NON-TRADITIONAL               TOTAL
                                                                           ASSET-         FINANCIAL           U.S.
                                                                         INTENSIVE       REINSURANCE
                                                     -------------------------------------------------------------------
REVENUES:
  Net premiums                                         $      268,049    $       312     $            -   $     268,361
  Investment income, net of related expenses                   29,493         35,664                  -          65,157
  Realized investment gains (losses), net                        (423)           299                  -            (124)
  Other revenue                                                  (272)             -              3,952           3,680
                                                     --------------------------------------------------------------------
     Total revenues                                           296,847         36,275              3,952         337,074

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            215,374            112                  -         215,486
  Interest credited                                             7,894         31,019                  -          38,913
  Policy acquisition costs and other insurance
    expenses                                                   34,197          1,444              2,857          38,498
  Other operating expenses                                      6,681            170                 30           6,881
                                                     -------------------------------------------------------------------
       Total benefits and expenses                            264,146         32,745              2,887         299,778

       Income before income taxes and minority
         interest                                      $       32,701    $     3,530     $        1,065   $      37,296
                                                     -------------------------------------------------------------------

During the first quarter of 2000, income before income taxes and minority interest for U.S. operations decreased 8.9%, to $34.0 million from $37.3 million for the same period in 1999. The decrease is due in part to the realized loss recognized on the write down of one security, and to a lower level of premium revenues in the current quarter. The net premiums decrease during the first quarter of 2000, compared to the same period in 1999, is primarily attributable to two large inforce blocks of business processed in the first quarter of 1999, while no similarly significant blocks were processed during the first quarter of 2000.

Traditional Reinsurance

The U.S. traditional reinsurance subsegment is the oldest and largest subsegment of the Company. This subsegment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2000, production totaled $23.5 billion compared to $34.7 billion for the same period in 1999. The decrease from last year is due to the processing of two large inforce blocks of business representing over $15 billion of production during the first quarter of 1999. Production levels are significantly influenced by large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income before income taxes and minority interest for U.S. traditional reinsurance decreased 3.9% in the first quarter of 2000. The decrease in income for the quarter was primarily due to the realized losses of $2.8 million on securities transactions and to a lower lever of premium revenues in the current quarter.

Net premiums for U.S. traditional reinsurance decreased 8.0% in the first quarter of 2000. The decrease is primarily related to the processing of two large in force blocks of business totaling over $55 million in premium in the first quarter of 1999. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 12.3% in the first quarter of 2000. The increase was due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance and interest on the growth of funds withheld at interest.

The amount of claims and other policy benefits decreased 7.3% in the first quarter of 2000. Claims and other policy benefits, as a percentage of net premiums, were 80.9% and 80.3%, in the first quarter of 2000 and 1999, respectively. Mortality results during the first quarter of 2000 were consistent with expectations. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this subsegment, which have a significant mortality component. The increase in the first quarter of 2000 as compared to 1999 was primarily due to increased interest crediting rates and deposits on certain universal life policies. This amount fluctuates with the changes in deposit levels, cash surrender values and interest crediting rates.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 11.6% and 12.8% for the first quarter of 2000 and 1999, respectively. The decrease was primarily attributable to a change in the mix of the business that resulted in less acquisition cost in the current period.

Other operating expenses for the first quarter of 2000 remained relatively constant as a percentage of net premiums.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance subsegment includes the reinsurance of annuities, and bank-owned life insurance. As of September 30, 1999, the Company no longer reinsures funding agreement products. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognized profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

Income before income taxes and minority interest for the first quarter of 2000 decreased significantly compared to the prior-year period. The recapture of the funding agreement business in 1999 was primarily responsible for the decrease in investment income, interest credited and earnings. Net premiums reported in this subsegment relate to a yearly renewable term treaty that reinsures the mortality risk of a bank-owned life insurance product. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

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

Income before income taxes and minority interest decreased to $0.6 million in the first quarter of 2000, as compared to $1.1 million in the prior-year period. These results were primarily attributable to the decrease in earnings from RGA/Swiss and the net fees earned on financial reinsurance agreements. A decrease in outstanding statutory financial reinsurance also contributed to the earnings decrease. Policy acquisition costs and other insurance expenses include fees paid for the subsequent retrocession of these financial reinsurance transactions.

CANADA OPERATIONS (dollars in thousands)





                                                                               ---------------------------------------
                                                                                          THREE MONTHS ENDED
                                                                                MARCH 31, 2000        MARCH 31, 1999
                                                                               ---------------------------------------
REVENUES:
  Net premiums                                                                      $41,027                 $35,620
  Investment income, net of related expenses                                         14,983                  11,937
  Realized investment gains (losses), net                                              (446)                      -
  Other revenue                                                                          70                     (18)
                                                                               ---------------------------------------
    Total revenues                                                                   55,634                  47,539

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                                   37,264                  35,885
  Interest credited                                                                     345                     459
  Policy acquisition costs and other insurance expenses                               3,646                   4,405
  Other operating expenses                                                            2,149                   1,592
                                                                                --------------------------------------
    Total benefits and expenses                                                      43,404                  42,341

    Income before income taxes and minority interest                                $12,230                 $ 5,198
                                                                                --------------------------------------

Income before income taxes and minority interest increased to $12.2 million in the first quarter of 2000. Excluding realized investment gains, income before income taxes and minority interest increased to $12.7 million in the first quarter of 2000. The increases were driven by a growth in premiums and investment income together with favorable mortality for the quarter.

Net premiums increased 15% to $41 million during 2000. The increase was primarily the result of a normal increase generated by the segment's production throughout 1999. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 25.5% in the first quarter of 2000 due to an increase in the invested asset base. The invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment in 1999, and interest on the growth of funds withheld at interest.

Claims and other policy benefits increased by 3.8% during first quarter of 2000. Claims and other policy benefits as a percentage of net premiums were 90.8% in the first quarter of 2000 compared to 100.7% in 1999. The lower percentage in the first quarter of 2000 is the result better than expected mortality for the quarter. Mortality is expected to fluctuate somewhat from period to period but remains fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 8.9% for the first quarter of 2000 compared to 12.4% in the prior year period. The decrease in this ratio is primarily due to the changing mix of business in the segment.

LATIN AMERICA OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2000

                                                                     ---------------------------------------------------
                                                                                                         TOTAL LATIN
                                                                      REINSURANCE         DIRECT           AMERICA
                                                                     ---------------------------------------------------
REVENUES:
     Net premiums                                                     $        6,726   $        9,927     $      16,653
     Investment income, net of related expenses                                1,479            4,191             5,670
     Realized investment (losses) gains, net                                    (252)              16              (236)
     Other revenue                                                                 1              172               173
                                                                     ---------------------------------------------------
            Total revenues                                                     7,954           14,306            22,260

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                          5,509            8,524            14,033
     Interest credited                                                             7              140               147
     Policy acquisition costs and other insurance expenses                       890            2,072             2,962
     Other operating expenses                                                    787            2,475             3,262
                                                                     ---------------------------------------------------
          Total benefits and expenses                                          7,193           13,211            20,404

          Income before income taxes and minority interest            $          761   $        1,095     $       1,856
                                                                     ---------------------------------------------------


FOR THE THREE MONTH PERIOD ENDING MARCH 31, 1999

                                                                     ---------------------------------------------------
                                                                                                         TOTAL LATIN
                                                                      REINSURANCE         DIRECT           AMERICA
                                                                     ---------------------------------------------------
REVENUES:
     Net premiums                                                     $     14,796    $      14,030      $       28,826
     Investment income, net of related expenses                              1,261            1,868               3,129
     Realized investment gains, net                                              -               12                  12
     Other revenue                                                               -               42                  42
                                                                     ---------------------------------------------------
            Total revenues                                                  16,057           15,952              32,009

BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       13,672           13,092              26,764
     Interest credited                                                           -              180                 180
     Policy acquisition costs and other insurance expenses                     393              993               1,386
     Other operating expenses                                                  856            1,272               2,128
                                                                     ---------------------------------------------------
          Total benefits and expenses                                       14,921           15,537              30,458

          Income before income taxes and minority interest            $      1,136    $         415      $        1,551
                                                                     ---------------------------------------------------

For the Latin America operations, income before income taxes and minority interest increased 19.7% in the first quarter compared to the same period in 1999. Profit from the reinsurance operations decreased primarily as a result of a decline in the reinsurance of privatized pensions in

Argentina as management seeks traditional reinsurance opportunities in other areas. This had a negative impact on net premiums compared to the prior year due to reduced quota share participation in several privatized pension contracts in Argentina, effective July 1, 1999, and refunds to ceding companies related experience on existing treaties.

For the direct operations, business in Chile continued to be profitable with overall results offset by losses in Argentina. Premiums decreased in the direct operations as a result of decreased Chilean production due in part to sluggish market conditions. Argentine direct individual life and group life sales have grown compared to the same period in prior year but are expected to grow at reduced rates during 2000.

The Company reached an agreement on April 1, 2000, to sell its interests in RGA Sudamerica, S.A., Bhifamerica Seguros de Vida, S.A., and RGA Reinsurance Company Chile S.A. The Company's decision to sell is an effort to focus on the reinsurance business in that market as opposed to direct distribution.

ASIA PACIFIC OPERATIONS (dollars in thousands)

                                                                 ---------------------------------------
                                                                           THREE MONTHS ENDED
                                                                    MARCH 31, 2000     MARCH 31, 1999
                                                                 ---------------------------------------
REVENUES:
  Net premiums                                                              $19,077           $16,409
  Investment income, net of related expenses                                    954               415
  Realized investment gains (losses), net                                        17               (12)
  Other revenue                                                                  84               292
                                                                 ---------------------------------------
    Total revenues                                                           20,132            17,104

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                           11,519            18,739
  Policy acquisition costs and other insurance expenses                       6,738             4,269
  Other operating expenses                                                    2,473             1,747
  Interest expense                                                              120               113
                                                                 ---------------------------------------
    Total benefits and expenses                                              20,850            24,868

    Loss before income taxes and minority interest                          $  (718)          $(7,764)
                                                                 ---------------------------------------

The Company conducts reinsurance business in the Asia Pacific region through a branch operation in Hong Kong, and offices located in Japan and Taiwan. Business is also conducted through RGA Australia, a wholly owned subsidiary in Australia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance.

The first quarter of 2000 showed an increase in premiums of 16.3% compared to the first quarter of 1999. Renewal premiums from the existing block of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business all contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Investment income and realized investment gains for RGA Reinsurance are allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments and the relative allocation of capital to units. Other revenue during 1999 represented profit and risk fees associated with the financial reinsurance in Japan. This treaty was discontinued after the first quarter of 1999. Included in the first quarter 2000 results are profit and risks fees for a financial reinsurance treaty in Taiwan. As the financial reinsurance provided under the Taiwan treaty is less than the Japanese treaty, the fees earned are substantially less.

Claims and other policy benefits decreased by 38.5% in the first quarter of 2000 compared to the first quarter of 1999. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Claims and other policy benefits as a percentage of net premiums decreased to 60.4% in the first quarter of 2000 from 114.2% in 1999. The decrease in the first quarter was caused by claims returning to the expected levels versus an exceptionally high amount for the first quarter of 1999. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 35.3% in the first quarter of 2000 versus 26.0% in the prior year period. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses for the first quarter of 2000 increased to $2.4 million. As a percentage of premiums, other operating expenses increased to 13.0% in the first quarter 2000 from 10.6% in the prior year. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

OTHER INTERNATIONAL OPERATIONS (dollars in thousands)

                                                                              ------------------------------------
                                                                                      THREE MONTHS ENDED
                                                                               MARCH 31, 2000     MARCH 31, 1999
                                                                              ------------------ -----------------
REVENUES:

  Net premiums                                                                         $5,426            $4,542
  Investment income, net of related expenses                                              218               165
  Realized investment gains, net                                                          264                40
  Other revenue                                                                           934               372
                                                                              ------------------ -----------------
    Total revenues                                                                      6,842             5,119

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                                      3,257             3,552
  Policy acquisition costs and other insurance expenses                                 2,015               653
  Other operating expenses                                                              2,511             1,514
                                                                              ------------------ -----------------
    Total benefits and expenses                                                         7,783             5,719

    Loss before income taxes and minority interest                                     $ (941)           $ (600)
                                                                              ------------------ -----------------

The other international segment includes business received from reinsurance clients located in Europe and South Africa in addition to business received as a Corporate Name supporting a life syndicate at Lloyd's of London. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic.

Net premiums increased 19.4%, to $5.4 million in the first quarter of 2000 compared to $4.5 million in the same quarter of 1999, primarily as a result of business generated from an automatic treaty in the United Kingdom. The Company's offices in Cape Town and Johannesburg, South Africa contributed to new business premium in 2000 mainly through the facultative market. Investment income for the segment is allocated on the basis of average net capital and the investment performance varies with the composition of investments.

Claims and other policy benefits decreased as a percentage of premiums to 60.0% from 78.2% in the first quarter of 2000. Year to year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this segment. Other operating expenses increased 65% to $2.5 million in the first quarter 2000 compared to $1.5 million in the same quarter of 1999. The overall increase in operating expenses was attributed to increases in costs associated with the expansion efforts within the segment.

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

Consolidated investment income from continuing operations decreased 13.0% during the first quarter of 2000. Investment income was negatively affected by a reduction in invested assets related to the recapture of the funding agreement business by General American on September 29, 1999. The average yield earned on investments was 7.36% and 6.69% for the first three months of 2000 and 1999, respectively. The increase in overall yield reflected a general increase in interest rates and the impact on the first quarter of 1999 of the funding agreements reinsurance product that were generally of a shorter duration and carried a lower average yield. Investment income has been allocated to the operational segments on the basis of average required capital per segment.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

Consolidated provision for income taxes for continuing operations increased 14.5% for the first quarter of 2000, primarily a result of higher pre-tax income for the quarter.

DISCONTINUED OPERATIONS

At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported an after tax loss of $3.5 million for the first quarter of 2000 compared to break-even results for the comparable prior year period, primarily a result of adverse development on the treaties in run-off. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. The experience on this block of business will continue to be monitored as the business runs off.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2000, the Company generated $93.8 million in cash from operating activities, used $122.6 million in cash from investing activities and generated $80.0 million in cash in financing activities, primarily deposits received on asset intensive products. The sources of funds of the Company's operating subsidiaries consist of premiums received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. The Company has access to a $25.0 million demand line of credit. At March 31, 2000, $15.0 million was drawn upon that line. This liability is included in other liabilities on the balance sheet at March 31, 2000. As of May 8, 2000, the Company was negotiating the terms of a senior unsecured revolving credit facility for approximately $140 million. The Company expects the facility to close in the second quarter of 2000. The ability of the Company and its subsidiaries to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of the Company's subsidiaries, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At March 31, 2000, RGA Reinsurance and RGA Canada had statutory capital and surplus of $440.0 million and $148.9 million, respectively. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if the Company's ratings fall below certain thresholds. The extent of any realized gains or losses associated with such recaptures would depend on market conditions at the time of recapture.

INVESTMENTS
Invested assets increased to $4.0 billion at March 30, 2000, compared to $3.8 billion at

December 31, 1999. The increase resulted primarily from positive operating cash flows and excess deposits on universal life and other investment type policies and contracts. The Company has historically generated positive cash flows from operations.

At March 31, 2000, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before tax of $119.9 million.

MARKET RISK

Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk so the Company's risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. RGA is primarily exposed to interest rate risk and foreign currency risk.

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

Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive fixed rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in fair value of all financial instruments for the various rate shock levels at March 31, 2000. All market risk sensitive instruments presented in this table are available for sale. RGA has no trading securities.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of March 31, 2000, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

                                                   Estimated Fair Value                                Percentage
                                                   --------------------                                ----------
                                                      of Fixed Rate          Hypothetical             Hypothetical
                                                      -------------          ------------             ------------
Percentage Change in Interest Rates                    Instruments              Change                   Change
-----------------------------------                    -----------              ------                   ------
(Dollars in thousands)
300 basis point rise                                   $   1,681,384            $(548,876)                 -24.61%
200 basis point rise                                   $   1,833,817            $(396,443)                 -17.78%
100 basis point rise                                   $   2,014,656            $(215,604)                  -9.67%
Base Scenario                                          $   2,230,260            $       -                    0.00%
100 basis point decline                                $   2,489,013            $ 258,753                   11.60%
200 basis point decline                                $   2,802,877            $ 572,617                   25.67%
300 basis point decline                                $   3,192,900            $ 962,640                   43.16%


Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the annual cash flows expected attributable to floating rate assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows of market risk sensitive floating rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's estimated change in annual cash flows associated with floating-rate instruments for various rate shock levels at March 31, 2000. All floating rate interest sensitive instruments presented in this table are classified as available for sale.

                                                       Estimated Annual Cash                           Percentage
                                                       ---------------------                           ----------
                                                      Flows of Floating Rate     Hypothetical         Hypothetical
                                                      ----------------------     ------------         ------------
Percentage Change in Interest Rates                         Instruments             Change               Change
-----------------------------------                         -----------             ------               ------
(Dollars in thousands)
300 basis point rise                                           $ 49,766            $ 4,773                10.61%
200 basis point rise                                           $ 48,298            $ 3,305                 7.35%
100 basis point rise                                           $ 46,828            $ 1,835                 4.08%
Base Scenario                                                  $ 44,993            $     -                 0.00%
100 basis point decline                                        $ 43,909            $(1,084)               -2.41%
200 basis point decline                                        $ 42,552            $(2,441)               -5.43%
300 basis point decline                                        $ 41,240            $(3,753)               -8.34%

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-Q regarding the Company's business which are not historical facts, including, without limitation, statements and information relating to future financial performance, growth potential and expectations, the effect of mortality rates and experience, claims levels, and other statements related to the Company's business are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves and assumptions relating to the foregoing. The words "expect," "project," "estimate," "anticipate," "should," "believe" and similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) impact of the acquisition of GenAmerica by MetLife, (2) market conditions and the timing of sales of investment securities, (3) regulatory action taken by the New York or Missouri Departments of Insurance with respect to MetLife or General American or the Company or its subsidiaries, (4) changes in the Company's credit ratings and the effect of such changes on the Company's future results of operations and financial condition, (5) material changes in mortality and claims experience, (6) competitive factors and competitors' responses to the Company's initiatives, (7) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (8) successful execution of the Company's entry into new markets, (9) successful development and introduction of new products, (10) the stability of governments and economies in foreign markets, (11) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (12) the success of the Company's clients, including MetLife and its affiliates, and (13) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries.


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

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)     See index to exhibits.

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2000:

        1. The Company filed a Current Report on Form 8-K on January 21, 2000, dated as of January 6, 2000, to report under Item 1 that MetLife completed the acquisition of GenAmerica and purchased all of the outstanding shares of common stock of GenAmerica, resulting in a change in control of the registrant. The Company additionally reported under Item 3 that the Director of the Missouri Department of Insurance lifted the order of administrative supervision of General American.

        2. The Company filed a Current Report on Form 8-K on March 21, 2000, dated as of March 16, 2000, to report under Item 5 that the Company's Board of Directors approved a stock repurchase program under which the Company may use up to $20 million to purchase outstanding shares of stock.

        3. The Company filed a Current Report on Form 8-K on April 6, 2000, dated as of March 30, 2000, to report under Item 4 that the Company had changed its certifying accountant. The Company additionally reported under Item 5 that it reached an agreement with Ohio National Financial Services Inc., whereby Ohio National will purchase the Company's interest in several Chilean operations.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Reinsurance Group of America, Incorporated



                       By:  /s/ A. Greig Woodring         May 12, 2000
                           -------------------------------------------
                                    A. Greig Woodring
                           President & Chief Executive Officer
                          (Principal  Executive Officer)





                           /s/ Jack B. Lay                May 12, 2000
                           -------------------------------------------
                                           Jack B. Lay
                       Executive Vice President & Chief Financial Officer
                       (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

3.1           Restated Articles of Incorporation of Reinsurance Group of America, Incorporated, as amended, incorporated by reference to Form 10-Q for the quarter ended September 30, 1999 (No. 1-11848) filed on November 12, 1999 at the corresponding exhibit.

3.2           Bylaws of Reinsurance Group of America, Incorporated, as amended, incorporated by reference to Form
              10-Q for the quarter ended September 30, 1999 (No. 1-11848) filed on November 12, 1999 at the corresponding exhibit.

3.3           Form of Certificate of Designations for Series A Junior Participating Preferred Stock, incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1997
              (No. 1-11848) filed May 21, 1997.

4.1           Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on 14 April 1993 at the corresponding exhibit.

4.2           Rights Agreement dated as of May 4, 1993, between RGA and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended
              March 31, 1997 (No. 1-11848) filed on 21 May 1997 at the corresponding exhibit.

4.3           Second Amendment to Rights Agreement, dated as of April 22, 1998, between RGA and ChaseMellon
              Shareholder Services, L.L.C. (as successor to Boatmen's Trust Company), as Rights Agent, incorporated by reference to Registration Statement on Form S-3 (No. 333-5177) filed on 4 June 1998 at the corresponding exhibit.

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