Form 10-Q
period 2000-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2000-08-11
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                              YES  X   NO

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 2000: 49,336,472
SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----
                         PART I - FINANCIAL INFORMATION
1   Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
    June 30, 2000 and December 31, 1999                                        3

    Condensed Consolidated Statements of Income (Unaudited)
    Three and six months ended June 30, 2000 and 1999                          4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Six months ended June 30, 2000 and 1999                                    5

    Notes to Unaudited Condensed Consolidated Financial
    Statements (Unaudited)                                                   6-9

2   Management's Discussion and Analysis of
    Financial Condition and Results of Operations                          10-27

3   Qualitative and Quantitative Disclosures About Market Risk                27

                           PART II - OTHER INFORMATION

1   Legal Proceedings                                                         28

4   Submission of Matters to a Vote of Security Holders                       28

6   Exhibits and Reports on Form 8-K                                          29

    Signatures                                                                30

    Index to Exhibits                                                         31

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        June 30,          December 31,
                                                                                          2000                1999
                                                                                     -------------       -------------
                                                                                            (Dollars in thousands)
             ASSETS
Fixed maturity securities
       Available for sale-at fair value (amortized cost of $2,652,993 and
             $2,087,540 at June 30, 2000, and December 31, 1999, respectively)       $   2,492,369       $   1,876,166
Mortgage loans on real estate                                                              128,441             213,187
Policy loans                                                                               668,053             660,062
Funds withheld at interest                                                                 905,618             797,949
Short-term investments                                                                     144,372             238,424
Other invested assets                                                                       23,221              26,069
                                                                                     -------------       -------------
             Total investments                                                           4,362,074           3,811,857
Cash and cash equivalents                                                                   67,787              24,316
Accrued investment income                                                                   64,826              37,175
Premiums receivable                                                                        281,690             295,153
Funds withheld                                                                              20,659              13,294
Reinsurance ceded receivables                                                              305,024             295,460
Deferred policy acquisition costs                                                          562,912             478,389
Other reinsurance balances                                                                 140,834             151,000
Other assets                                                                                 6,510              17,099
                                                                                     -------------       -------------
             Total assets                                                            $   5,812,316       $   5,123,743
                                                                                     =============       =============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                               $   1,835,477       $   1,870,099
Interest sensitive contract liabilities                                                  2,113,882           1,545,893
Other policy claims and benefits                                                           521,891             582,066
Other reinsurance balances                                                                  84,095              53,866
Deferred income taxes                                                                      108,858              67,914
Other liabilities                                                                          105,279              83,238
Long-term debt                                                                             263,364             183,954
                                                                                     -------------       -------------
             Total liabilities                                                           5,032,846           4,387,030
Minority interest                                                                                -               3,765
Commitments and contingent liabilities
Stockholders' equity:
       Preferred stock (par value $.01 per share; 10,000,000 shares
             authorized; no shares issued or outstanding)                                        -                   -
       Common stock (par value $.01 per share; 75,000,000 shares authorized,
             51,053,273 shares issued at June 30, 2000 and December 31, 1999,
             respectively)                                                                     511                 511
       Additional paid in capital                                                          611,022             611,016
       Retained earnings                                                                   315,729             282,389
       Accumulated other comprehensive income:
             Accumulated currency translation adjustment, net of taxes                    (12,662)             (9,909)
             Unrealized appreciation (depreciation) of securities, net of taxes           (97,991)           (131,341)
                                                                                     -------------       -------------
                   Total stockholders' equity before treasury stock                        816,609             752,666
       Less treasury shares held of 1,718,120 and 1,112,820 at cost at
             June 30, 2000, and December 31, 1999, respectively                           (37,139)            (19,718)
                                                                                     -------------       -------------
             Total stockholders' equity                                                    779,470             732,948
                                                                                     -------------       -------------
             Total liabilities and stockholders' equity                              $   5,812,316       $   5,123,743
                                                                                     =============       =============

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three months ended             Six months ended
                                                                                June 30,                       June 30,
                                                                      ------------------------       --------------------------
                                                                          2000          1999             2000           1999
                                                                      -----------   ----------       -----------    -----------
                                                                                   (Dollars in thousands, except per share data)
REVENUES:
        Net premiums                                                  $   345,400   $  316,765       $   674,943    $   670,524
        Investment income, net of related expenses                         82,292       87,491           156,302        172,534
        Realized investment gains/(losses), net                           (10,892)         578           (15,524)           495
        Other revenue                                                       2,475        4,473             5,688          8,861
                                                                      -----------   ----------       -----------    -----------
              Total revenues                                              419,275      409,307           821,409        852,414

BENEFITS AND EXPENSES:
        Claims and other policy benefits                                  267,666      246,652           533,405        547,079
        Interest credited                                                  27,176       43,691            48,475         83,243
        Policy acquisition costs and other insurance expenses              62,179       56,698           113,662        105,909
        Other operating expenses                                           19,260       15,550            39,225         31,754
        Interest expense                                                    3,775        2,273             7,309          4,229
                                                                      -----------   ----------       -----------    -----------
              Total benefits and expenses                                 380,056      364,864           742,076        772,214
                                                                      -----------   ----------       -----------    -----------
              Income before income taxes and minority interest             39,219       44,443            79,333         80,200
        Provision for income taxes                                         18,084       18,446            33,732         32,116
                                                                      -----------   ----------       -----------    -----------
              Income from continuing operations before minority
                    interest                                               21,135       25,997            45,601         48,084
Minority interest in earnings of consolidated subsidiaries                   (275)         350               287            459
                                                                      -----------   ----------       -----------    -----------
              Income from continuing operations                            21,410       25,647            45,314         47,625
        Discontinued operations:
              Loss on discontinued accident and health operations,
                    net of taxes                                           (2,506)      (4,971)           (5,988)        (4,992)
                                                                      -----------   ----------       -----------    -----------
              Net income                                              $    18,904   $   20,676       $    39,326    $    42,633
                                                                      ===========   ==========       ===========    ===========
Earnings per share from continuing operations:
        Basic earnings per share                                      $      0.43   $     0.57       $      0.91    $      1.05
                                                                      ===========   ==========       ===========    ===========
        Diluted earnings per share                                    $      0.43   $     0.56       $      0.90    $      1.04
                                                                      ===========   ==========       ===========    ===========
Earnings per share from net income:
        Basic earnings per share                                      $      0.38   $     0.46       $      0.79    $      0.94
                                                                      ===========   ==========       ===========    ===========
        Diluted earnings per share                                    $      0.38   $     0.45       $      0.79    $      0.93
                                                                      ===========   ==========       ===========    ===========
Weighted average number of diluted shares outstanding
        (in thousands)                                                     50,043       45,861            50,085         45,874
                                                                      ===========   ==========       ===========    ===========




See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six months ended
                                                                                                      June 30,
                                                                                        -------------------------------------
                                                                                                 2000              1999
                                                                                        ---------------       ---------------
                                                                                               (Dollars in thousands)
OPERATING ACTIVITIES:
       Net income                                                                       $        39,326       $        42,633
       Adjustments to reconcile net income to net cash provided by operating activities:
             Change in:
                   Accrued investment income                                                    (27,651)               (1,359)
                   Premiums receivable                                                           13,082              (113,394)
                   Deferred policy acquisition costs                                            (88,046)              (62,518)
                   Funds withheld                                                                (7,365)                5,684
                   Reinsurance ceded balances                                                    (9,564)              (29,840)
                   Future policy benefits, other policy claims and benefits, and
                     other reinsurance balances                                                 119,814               235,669
                   Deferred income taxes                                                         17,329                27,394
                   Other assets and other liabilities                                            32,146                 3,793
             Amortization of net investment discounts                                           (15,901)              (13,616)
             Realized investment (gains)/losses, net                                              6,889                  (495)
             Realized loss on sale of business - net                                              8,635                     -
             Other, net                                                                           1,088                   107
                                                                                        ---------------       ---------------
Net cash provided by operating activities                                                        89,782                94,058
INVESTING ACTIVITIES:
       Proceeds from sale of business                                                            26,509                     -
       Sales of investments:
             Fixed maturity securities - Available for sale                                     410,762               832,459
             Mortgage loans                                                                       1,700                 4,543
       Maturities of fixed maturity securities - Available for sale                               2,963                28,349
       Purchases of fixed maturity securities - Available for sale                           (1,074,283)           (1,151,972)
       Cash invested in:
             Mortgage loans                                                                     (19,244)              (35,160)
             Policy loans                                                                        (7,991)               (6,026)
             Funds withheld at interest                                                        (107,669)             (177,232)
       Principal payments on:
             Mortgage loans                                                                       4,272                 5,925
       Change in short-term and other invested assets                                            92,526               143,732
                                                                                        ---------------       ---------------
Net cash used in investing activities                                                          (670,455)             (355,382)
FINANCING ACTIVITIES:
       Dividends to stockholders                                                                 (5,986)               (4,558)
       Borrowings under debt agreements                                                          79,409                     -
       Proceeds from debt issuance                                                                    -                75,000
       Purchase of treasury stock                                                               (17,421)                    -
       Reissuance of treasury stock                                                                  24                   427
       Excess deposits on universal life and other
         investment type policies and contracts                                                 567,990               274,494
                                                                                        ---------------       ---------------
Net cash provided by financing activities                                                       624,016               345,363
Effect of exchange rate changes                                                                     128                   868
                                                                                        ---------------       ---------------
Change in cash and cash equivalents                                                              43,471                84,907
Cash and cash equivalents, beginning of period                                                   24,316                15,966
                                                                                        ---------------       ---------------
Cash and cash equivalents, end of period                                                $        67,787       $       100,873
                                                                                        ===============       ===============


See accompanying notes to unaudited condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report, which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its Subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period segment information to conform to the 2000 presentation.

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):


                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                 JUNE 30, 2000     JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                                 -------------     -------------      -------------     -------------
Earnings:
  Income from continuing operations
   (numerator for basic and diluted
   calculations)                                  $   21,410        $   25,647         $   45,314          $  47,625
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)                49,656            45,348             49,795             45,341
  Equivalent shares from outstanding stock
   options                                               387               513                290                533
                                                  ----------        ----------         ----------          ---------
  Denominator for diluted calculation                 50,043            45,861             50,085             45,874
Earnings per share:
  Basic                                           $     0.43        $     0.57         $     0.91          $    1.05
  Diluted                                         $     0.43        $     0.56         $     0.90          $    1.04
                                                  ==========        ==========         ==========          =========

The calculation of diluted earnings per share does not include common stock equivalent shares, the impact of which would be antidilutive. For the three and six months ended June 30, 2000, approximately 0.4 million and 0.6 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares as their respective exercise prices were greater than the average market price. These options were outstanding at the end of period.

3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three and six month periods ended June 30, 2000 and 1999 (in thousands):

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000   JUNE 30, 1999
                                                 -------------    -------------     -------------   -------------
Net income                                         $  18,904        $  20,676         $  39,326       $  42,633
Accumulated other comprehensive
 (Expense) income:
  Unrealized (losses) gains on securities            (24,427)         (57,849)           33,349         (89,796)
  Foreign currency items                              (1,891)             (81)           (2,752)            379
                                                   ---------        ---------         ---------       ---------
    Comprehensive (loss) income                    $  (7,414)       $ (37,254)        $  69,923       $ (46,784)
                                                   =========        =========         =========       =========


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

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30, 2000     JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                                 -------------     -------------      -------------     -------------
REVENUES
 Reinsurance:
  U.S.                                            $  306,822        $  285,088        $  603,776        $  622,162
  Canada                                              61,303            59,497           116,937           107,036
  Latin America                                       13,633            23,420            21,587            39,477
  Asia Pacific                                        23,882            16,926            44,014            34,030
  Other international                                  6,002             7,291            12,844            12,410
                                                  ----------        ----------        ----------        ----------
 Total reinsurance revenues                          411,642           392,222           799,158           815,115
 Total direct revenues (Latin America)                 6,228            13,079            20,534            29,031
 Corporate                                             1,405             4,006             1,717             8,268
                                                  ----------        ----------        ----------        ----------
     Total from continuing operations             $  419,275        $  409,307        $  821,409        $  852,414
                                                  ==========        ==========        ==========        ==========




                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000     JUNE 30, 1999
                                                 -------------     -------------     -------------     -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST
 Reinsurance:
  U.S.                                             $  44,900         $  33,293         $  78,877         $  70,589
  Canada                                               9,300            11,970            21,530            17,168
  Latin America                                       (9,021)              346            (7,165)            1,897
  Asia Pacific                                           375                (6)             (343)           (7,770)
  Other international                                   (895)             (633)           (1,836)           (1,233)
 Corporate                                            (5,440)             (527)          (11,730)             (451)
                                                   ---------         ---------         ---------         ---------
     Total from continuing operations              $  39,219         $  44,443         $  79,333         $  80,200
                                                   =========         =========         =========         =========

During the first six months, the Latin America segment reported a reduction in total assets of approximately $0.2 billion, primarily due to the sale of Chilean operations. U.S. Operations showed an increase of approximately $0.9 billion in total assets, primarily a result of assuming a new block of single-premium annuities, and normal business operations during the first six months of 2000.

5.   STOCK REPURCHASE PROGRAM

On March 16, 2000, the Company's Board of Directors approved a stock repurchase program under which the Company may use up to $20 million to purchase outstanding shares of stock. The Company plans to use the repurchased shares to support the future exercise of options granted under its stock option plan. Under the program, 607,300 shares at an aggregate cost of $17.4 million were repurchased and transferred to the Company's treasury during the first six months of 2000.

6.   SALE OF CHILEAN OPERATIONS

As of April 1, 2000, the Company reached an agreement to sell its interest in several Chilean subsidiaries including: RGA Sudamerica, S.A., RGA Reinsurance Company Chile, S.A. and Bhif America Seguros de Vida, S.A. The transaction closed on April 27, 2000. The Company received approximately $26.5 million in proceeds and recorded a loss on the sale of approximately $8.6 million, primarily consisting of the realization of accumulated foreign currency depreciation on the Company's net investment.

7.   FINANCING ACTIVITIES

On May 24, 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, whereby it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of June 30, 2000, the Company had approximately $70.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003.

On May 8, 2000, RGA Holdings Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $22.5 million) for expansion of the Company's business in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the U.K. Credit Agreement. As of June 30, 2000, the Company had borrowed (pound)6.0 million (approximately $9.1 million) under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2003, extendable for two, one year terms.

8.   DIVIDENDS

The Board of Directors declared a dividend of six cents per share of common stock on July 26, 2000. This dividend will be payable on August 28, 2000 to shareholders of record as of August 7, 2000.

9.   NEW ACCOUNTING STANDARDS

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 provides that if registrants have not applied the accounting therein they should implement the SAB and report a change in accounting principle. SAB 101, as subsequently amended, will be effective for the Company no later than the fourth quarter of 2000. The Company is currently evaluating the potential impact, if any, that adoption of SAB 101 will have on its financial condition or results of operations.

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

Consolidated income from continuing operations before income taxes and minority interest for the second quarter and first six months of 2000 decreased 11.8% and 1.0%, respectively, as compared to the prior-year periods. Diluted earnings per share from continuing operations were $0.43 and $0.90 for the second quarter and first six months of 2000, respectively, compared with $0.56 and $1.04 for the comparable 1999 periods. The decrease in earnings for the second quarter and first six months of 2000 was primarily attributable to $15.5 million and $10.9 million in realized investment losses, respectively. These investment losses include approximately $8.6 million from the sale of Chilean operations with the remainder relating to sales and write-downs of investments. Excluding realized investment losses, earnings for the second quarter and six months were attributed primarily to the strong performance of traditional reinsurance in the U.S. and Canada.

Further discussion and analysis of the results for 2000 compared to 1999 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2000

                                                          TRADITIONAL            NON-TRADITIONAL              TOTAL
                                                                            ASSET-        FINANCIAL            U.S.
                                                                           INTENSIVE     REINSURANCE
                                                       --------------    ------------   -------------    -------------
REVENUES:
  Net premiums                                         $      249,786    $        426   $            -   $     250,212
  Investment income, net of related expenses                   37,330          19,265                -          56,595
  Realized investment losses, net                              (1,595)             (1)               -          (1,596)
  Other revenue                                                  (370)            443            1,538           1,611
                                                       --------------    ------------   --------------   -------------
     Total revenues                                           285,151          20,133            1,538         306,822
BENEFITS AND EXPENSES:
  Claims and other policy benefits                            183,798             634                -         184,432
  Interest credited                                            11,479          13,683                -          25,162
  Policy acquisition costs and other insurance                 41,634           3,482              837          45,953
    expenses
  Other operating expenses                                      6,219             138               18           6,375
                                                       --------------    ------------   --------------   -------------
       Total benefits and expenses                            243,130          17,937              855         261,922
       Income before income taxes and minority
          interest                                     $       42,021    $      2,196   $          683   $      44,900
                                                       ==============    ============   ==============   =============


FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1999

                                                        TRADITIONAL             NON-TRADITIONAL            TOTAL
                                                                            ASSET-        FINANCIAL         U.S.
                                                                          INTENSIVE      REINSURANCE
                                                       --------------    -----------     -----------   --------------
REVENUES:
  Net premiums                                         $      221,047    $       530     $         -   $      221,577
  Investment income, net of related expenses                   29,643         38,653               -           68,296
  Realized investment losses, net                              (5,152)        (3,673)              -           (8,825)
  Other revenue                                                   278            819           2,943            4,040
                                                       --------------    -----------     -----------   --------------
     Total revenues                                           245,816         36,329           2,943          285,088
BENEFITS AND EXPENSES:
  Claims and other policy benefits                            160,308            618               -          160,926
  Interest credited                                            11,565         31,621               -           43,186
  Policy acquisition costs and other insurance
    expenses                                                   40,951            525           2,205           43,681
  Other operating expenses                                      3,792            182              28            4,002
                                                       --------------    -----------     -----------   --------------
       Total benefits and expenses                            216,616         32,946           2,233          251,795
       Income before income taxes and minority
          interest                                     $       29,200    $     3,383     $       710   $       33,293
                                                       ==============    ===========     ===========   ==============

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2000

                                                         TRADITIONAL              NON-TRADITIONAL              TOTAL
                                                                            ASSET-          FINANCIAL           U.S.
                                                                          INTENSIVE        REINSURANCE
                                                       --------------    ------------     -------------    -------------
REVENUES:
  Net premiums                                         $      496,528    $      1,044     $            -   $     497,572
  Investment income, net of related expenses                   70,441          36,700                  -         107,141
  Realized investment losses, net                              (4,414)            (85)                 -          (4,499)
  Other revenue                                                   (77)            399              3,240           3,562
                                                       --------------    ------------     -------------    -------------
     Total revenues                                           562,478          38,058              3,240         603,776

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            383,357             742                  -         384,099
  Interest credited                                            22,905          23,064                  -          45,969
  Policy acquisition costs and other insurance                 70,315           9,799              1,961          82,075
    expenses
  Other operating expenses                                     12,442             277                 37          12,756
                                                       --------------    ------------     -------------    -------------
       Total benefits and expenses                            489,019          33,882              1,998         524,899
       Income before income taxes and minority
          interest                                      $      73,459    $      4,176     $        1,242   $      78,877
                                                        =============    ============     ==============   =============


FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1999


                                                       TRADITIONAL              NON-TRADITIONAL               TOTAL
                                                                            ASSET-          FINANCIAL           U.S.
                                                                          INTENSIVE         REINSURANCE
                                                       --------------    ------------     -------------    --------------
REVENUES:
  Net premiums                                         $      489,095    $        843     $            -   $      489,938
  Investment income, net of related expenses                   59,833          73,620                  -          133,453
  Realized investment losses, net                              (5,575)         (3,374)                 -           (8,949)
  Other revenue                                                     5             819              6,896            7,720
                                                       --------------    ------------     -------------    --------------
     Total revenues                                           543,358          71,908              6,896          622,162

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            375,682             730                  -          376,412
  Interest credited                                            19,460          62,639                  -           82,099
  Policy acquisition costs and other insurance                 75,147           1,968              5,063           82,178
    expenses
  Other operating expenses                                     10,474             352                 58           10,884
                                                       --------------    ------------     -------------    --------------
       Total benefits and expenses                            480,763          65,689              5,121          551,573
       Income before income taxes and minority
           interest                                    $       62,595    $      6,219     $        1,775   $       70,589
                                                       ==============    ============     ==============   ==============


During the second quarter and first six months of 2000, income before income taxes and minority interest for U.S. operations increased 34.9% and 11.7%, respectively, over the comparable prior-year periods. These increases are primarily the result of favorable mortality experience on the core traditional block of business, investment income earnings on the core traditional block of business, emerging profits from the large inforce blocks reinsured over the last several years, and a decrease in net realized investment losses. U.S. operations include traditional and non-traditional reinsurance. The components of non-traditional reinsurance are asset-intensive and financial reinsurance. Traditional reinsurance accounts for the majority of the growth in this segment.

Traditional Reinsurance

The U.S. traditional reinsurance subsegment is the oldest and largest subsegment of the Company. This subsegment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first six months of 2000 and 1999, production of new assumed in force remained relatively constant, totaling $53.8 billion and $52.5 billion, respectively. Production levels are significantly influenced by large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the level of future production is uncertain.

Net premiums for U.S. traditional reinsurance rose 13.0% and 1.5% in the second quarter and first six months of 2000. The increase in the second quarter relates to an increase in the core traditional block. Two large in force blocks of business totaling over $55 million in premium were processed in the first quarter of 1999, resulting in only a slight increase in premiums for the first six months. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 25.9% and 17.7% in the second quarter and first six months of 2000. The increases were due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance and increased required capital to support the business.

The amount of claims and other policy benefits increased 14.7% and 2.0% in the second quarter and first six months of 2000. Claims and other policy benefits, as a percentage of net premiums, were 73.6% and 77.2% in the second quarter and first six months of 2000, respectively, compared to 72.5% and 76.8% in prior-year periods. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term.

The amount of interest credited increased 17.7% the first six months of 2000. Interest credited relates to amounts credited on the Company's cash value products in this subsegment, which have a significant mortality component. The increase in the first six months of 2000 as compared to 1999 was primarily due to increased crediting rates and deposits on certain universal life policies. This amount fluctuates with the changes in deposit levels, cash surrender values and interest crediting rates.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 16.7% and 14.2% for the second quarter and first six months of 2000, respectively, compared to 18.5% and 15.4% in the prior-year periods. The decreases were primarily attributable to the mix of business that resulted in less acquisition costs during the current periods.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance subsegment includes the reinsurance of annuities and bank-owned life insurance. As of September 30, 1999, the Company no longer reinsured funding agreement products. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company has recognized profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

Income before income taxes and minority interest decreased in the second quarter and first six months of 2000. The recapture of the funding agreement business in the third quarter of 1999 was primarily responsible for the decrease in investment income, interest credited and earnings. This decrease was partially offset by a new coinsurance agreement on a block of single premium deferred annuities. Net premiums reported in this subsegment relate to a yearly renewable term treaty that reinsures the mortality risk of a bank-owned life insurance product. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

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

Income before taxes and minority interest decreased in the second quarter of 2000 and in the first six months of 2000, as compared to the prior-year periods. These results were primarily attributable to the decrease in earnings from RGA/Swiss and the net fees earned on financial reinsurance agreements. A decrease in outstanding statutory financial reinsurance also contributed to the earnings decrease. Policy acquisition costs and other insurance expenses include fees paid for the subsequent retrocession of these financial reinsurance transactions.

CANADA OPERATIONS (dollars in thousands)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                  JUNE 30, 2000    JUNE 30, 1999     JUNE 30, 2000      JUNE 30, 1999
                                                  -------------    -------------     -------------      -------------
REVENUES:
  Net premiums                                    $   46,146        $   41,253         $   87,173        $   76,873
  Investment income, net of related expenses          15,301            12,035             30,284            23,972
  Realized investment (losses) gains, net               (201)            6,253               (647)            6,253
  Other revenue                                           57               (44)               127               (62)
                                                  ----------        ----------         ----------        ----------
    Total revenues                                    61,303            59,497            116,937           107,036
BENEFITS AND EXPENSES:
  Claims and other policy benefits                    42,702            39,933             79,965            75,818
  Interest credited                                      149               446                494               905
  Policy acquisition costs and other
   insurance expenses                                  7,134             5,314             10,780             9,719
  Other operating expenses                             2,018             1,834              4,168             3,426
                                                  ----------        ----------         ----------        ----------
    Total benefits and expenses                       52,003            47,527             95,407            89,868
    Income before income taxes and minority
      interest                                    $    9,300        $   11,970         $   21,530        $   17,168
                                                  ==========        ==========         ==========        ==========

Income before income taxes and minority interest decreased 22.3% and increased 25.4% in the second quarter and first six months of 2000, respectively. Excluding realized investment gains (losses), income before income taxes and minority interest increased 66.2% and 103.2% in the second quarter and first six months of 2000, respectively. The increases were driven by a growth in premiums and investment income together with favorable mortality for the first six months. The effects of changes in the foreign exchange rate during 2000 compared to 1999 are not material.

Net premiums increased 11.9% and 13.4% in the second quarter and first six months of 2000, respectively. The increases were the result of new business premiums in 2000, as well as renewal premiums. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 27.1% and 26.3% in the second quarter and first six months of 2000 due to an increase in the invested asset base. The invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest.

Claims and other policy benefits increased 6.9% and 5.5% during the second quarter and first six months of 2000. Claims and other policy benefits as a percentage of net premiums were 92.5% and 91.7% in the second quarter and first six months of 2000 compared to 96.8% and 98.6% in the prior-year periods. The lower percentages experienced so far in 2000 is the result of better than expected mortality for the first six months. Mortality is expected to fluctuate somewhat from period to period but remains fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 15.5% and 12.4% in the second quarter and first six months of 2000, respectively, compared to 12.9% and 12.6% in the prior year periods. The increase in ratio in the second quarter is primarily due to a different mix of business processed in the second quarter, although the trend is expected to be in line with the prior year as the general mix of business increases to yearly renewable term from coinsurance agreements. These yearly renewable term agreements tend to have lower commission costs compared to coinsurance agreements.

LATIN AMERICA OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2000

                                                                                                        TOTAL LATIN
                                                                         DIRECT        REINSURANCE         AMERICA
                                                                     -------------    --------------     -------------
REVENUES:
     Net premiums                                                    $       9,743    $       11,866     $      21,609
     Investment income, net of related expenses                              5,038             1,916             6,954
     Realized investment losses, net                                        (8,519)             (163)           (8,682)
     Other revenue                                                             (34)               14               (20)
                                                                     -------------    --------------     -------------
            Total revenues                                                   6,228            13,633            19,861
BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       14,001             9,040            23,041
     Interest credited                                                         277             1,588             1,865
     Policy acquisition costs and other insurance expenses                     217               686               903
     Other operating expenses                                                2,318               755             3,073
                                                                     -------------    --------------     -------------
          Total benefits and expenses                                       16,813            12,069            28,882
         (Loss) income before income taxes and minority interest     $     (10,585)    $       1,564     $      (9,021)
                                                                     =============     =============     =============

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 1999

                                                                                                        TOTAL LATIN
                                                                          DIRECT       REINSURANCE         AMERICA
                                                                      ------------    -------------     -----------
REVENUES:
     Net premiums                                                     $      8,237    $      23,178     $    31,415
     Investment income (loss), net of related expenses                       4,806              (26)          4,780
     Realized investment gains, net                                              -              268             268
     Other revenue                                                              36                -              36
                                                                      ------------    -------------     -----------
            Total revenues                                                  13,079           23,420          36,499
BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       10,036           21,456          31,492
     Interest credited                                                          60                -              60
     Policy acquisition costs and other insurance expenses                   1,081              265           1,346
     Other operating expenses                                                1,934            1,321           3,255
                                                                      ------------    -------------     -----------
          Total benefits and expenses                                       13,111           23,042          36,153
          (Loss) income before income taxes and minority interest     $        (32)   $         378     $       346
                                                                      ============    =============     ===========



FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2000

                                                                                                         TOTAL LATIN
                                                                          DIRECT       REINSURANCE         AMERICA
                                                                      ------------    --------------     -------------
REVENUES:
     Net premiums                                                     $     19,670    $       18,592     $      38,262
     Investment income, net of related expenses                              9,229             3,395            12,624
     Realized investment losses, net                                        (8,503)             (415)           (8,918)
     Other revenue                                                             138                15               153
                                                                      ------------    --------------     -------------
            Total revenues                                                  20,534            21,587            42,121
BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       22,525            14,549            37,074
     Interest credited                                                         417             1,595             2,012
     Policy acquisition costs and other insurance expenses                   2,289             1,576             3,865
     Other operating expenses                                                4,793             1,542             6,335
                                                                      ------------    --------------     -------------
          Total benefits and expenses                                       30,024            19,262            49,286
          (Loss) income before income taxes and minority interest     $     (9,490)    $       2,325     $     (7,165)
                                                                      ============     =============     ============

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 1999

                                                                                                         TOTAL LATIN
                                                                          DIRECT        REINSURANCE        AMERICA
                                                                      ------------    -------------     -------------
REVENUES:
     Net premiums                                                     $     22,267    $      37,974     $      60,241
     Investment income, net of related expenses                              6,674            1,235             7,909
     Realized investment gains, net                                             12              268               280
     Other revenue                                                              78                -                78
                                                                      ------------    -------------     -------------
            Total revenues                                                  29,031           39,477            68,508
BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       23,128           35,128            58,256
     Interest credited                                                         240                -               240
     Policy acquisition costs and other insurance expenses                   2,074              658             2,732
     Other operating expenses                                                3,206            2,177             5,383
                                                                      ------------    -------------     -------------
          Total benefits and expenses                                       28,648           37,963            66,611
          Income before income taxes and minority interest            $        383    $       1,514      $      1,897
                                                                      ============    =============      ============



For the Latin America operations, income before income taxes and minority interest decreased in the second quarter and the first six months of 2000 compared to the same period in 1999 primarily as a result of the loss reported on the sale of the Chilean companies during the current quarter. Profit from the reinsurance operations increased primarily as a result of growth in the Mexican and Argentine business. Participation in the reinsurance of privatized pensions in Argentina is decreasing as management seeks traditional reinsurance opportunities in other areas. This had a negative impact on net premiums compared to the prior year due to reduced quota share participation in several privatized pension contracts in Argentina, effective July 1, 1999, and refunds to ceding companies related to experience on existing treaties.

For the direct operations, profitable operating results from Chile were offset in part by losses in Argentina. Although premiums increased for the current quarter, year to date premiums decreased in the direct operations as a result of declining production due in part to sluggish market conditions in Chile and Argentina.

The Company finalized the sale of its interests in RGA Sudamerica, S.A., Bhifamerica Seguros de Vida, S.A., and RGA Reinsurance Company Chile S.A. during the second quarter. This sale resulted in an $8.6 million realized loss on a pre-tax basis. That loss relates primarily to the realization of accumulated foreign currency depreciation over the holding period of the Company's net investment in the Chilean operations. The Company's decision to sell its interest in Chile reflects an effort to focus on the reinsurance business in that market as opposed to direct distribution.

ASIA PACIFIC OPERATIONS (dollars in thousands)


                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30, 2000    JUNE 30, 1999      JUNE 30, 2000     JUNE 30, 1999
                                                 -------------    -------------      -------------     -------------
REVENUES:
  Net premiums                                    $   22,126        $   15,912         $   41,203       $    32,321
  Investment income, net of related expenses           1,097               941              2,051             1,356
  Realized investment gains (losses, net                   2               (21)                19               (33)
  Other revenue                                          657                94                741               386
                                                  ----------        ----------         ----------       -----------
    Total revenues                                    23,882            16,926             44,014            34,030
BENEFITS AND EXPENSES:
  Claims and other policy benefits                    13,119             8,425             24,638            27,164
  Policy acquisition costs and other
   insurance expenses                                  7,930             6,175             14,668            10,444
  Other operating expenses                             2,281             2,213              4,754             3,960
  Interest expense                                       177               119                297               232
                                                  ----------        ----------         ----------       -----------
    Total benefits and expenses                       23,507            16,932             44,357            41,800
    Income (loss) before income taxes and
      minority interest                           $      375        $       (6)        $     (343)      $    (7,770)
                                                  ==========        ==========         ==========       ===========

The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong, Japan, and a liaison office in Taiwan. Business is also conducted through RGA Australia, a wholly owned subsidiary in Australia, and through a joint venture in Malaysia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance.

The second quarter and first six months of 2000 showed an increase in premiums of 39.1% and 27.5%, respectively. Renewal premiums from the existing block of business, new business premiums from facultative and automatic treaties, premium flows from larger blocks of business, and acquisition of blocks of in-force business all contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased during the second quarter and first six months by 16.6% and 51.3%, respectively. Investment income is allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments and the relative allocation of capital to units. Other revenue predominantly represents profit and risk fees associated with a financial reinsurance transaction in Taiwan that was executed during the fourth quarter of 1999.

Claims and other policy benefits as a percentage of net premiums increased to 59.3% and decreased to 59.8% in the second quarter and first six months of 2000, respectively, from 52.9% and 84.0% in 1999. The decrease in the six months results versus 1999 was caused by mortality returning to expected levels. During 1999 there were several large first quarter claims in Japan and Hong Kong. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to evaluate the appropriateness of reserve levels.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 35.8% and 35.6% in the second quarter and first six months of 2000 versus 38.8% and 32.3% in the prior year periods, respectively. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written in Asia Pacific. Other operating expenses for the second quarter and first six months of 2000 increased by 3.1% and 20.1%, respectively. As a percentage of premiums, other operating expenses decreased to 10.3% and 11.5% in the second quarter and first six months 2000 from 13.9% and 12.3% in the prior year periods. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs.


OTHER INTERNATIONAL OPERATIONS (dollars in thousands)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30, 2000     JUNE 30, 1999     JUNE 30, 2000      JUNE 30, 1999
                                                 -------------     -------------     -------------      -------------
REVENUES:
  Net premiums                                     $   5,307         $   6,608          $  10,733        $   11,150
  Investment income, net of related expenses             473               363                691               528
  Realized investment gains, net                          54                80                318               120
  Other revenue                                          168               240              1,102               612
                                                   ---------         ---------          ---------        ----------
    Total revenues                                     6,002             7,291             12,844            12,410
BENEFITS AND EXPENSES:
  Claims and other policy benefits                     4,372             5,877              7,629             9,429
  Policy acquisition costs and other
   insurance expenses                                    259               182              2,274               835
  Other operating expenses                             2,266             1,865              4,777             3,379
                                                   ---------         ---------          ---------        ----------
    Total benefits and expenses                        6,897             7,924             14,680            13,643
    Loss before income taxes and minority
      interest                                     $    (895)        $    (633)         $  (1,836)       $   (1,233)
                                                   =========         =========          =========        ==========

This segment provides life reinsurance to international clients throughout Europe and South Africa in addition to business received as a Corporate Name supporting a life syndicate at Lloyd's of London. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. In April, the Company obtained a license for a life reinsurance subsidiary in London.

Net premiums decreased to $5.3 million and $10.7 million in the second quarter and first six months of 2000, respectively, primarily as a result of an automatic treaty with a U.K. client first processed during the second quarter of 1999. The Company's offices in Cape Town and Johannesburg, South Africa contributed to new business premium in 2000 mainly through the facultative market. Investment income is allocated to the segment on the basis of average net capital and the investment performance varies with the composition of investments.


Claims and other policy benefits as a percentage of premiums are 82.4% and 71.1% in the second quarter and first six months of 2000, respectively, compared to 88.9% and 84.6% during the same periods in 1999. Year to year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this segment. Other operating expenses increased to $2.3 million and $4.8 million during the second quarter and first six months of 2000, respectively, compared to $1.9 million and $3.4 million in the same periods in 1999. The overall increase in operating expenses was attributed to increases in costs associated with the expansion efforts within the segment.


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

Consolidated investment income from continuing operations decreased 5.9% and 9.4% during the second quarter and first six months of 2000. Investment income was negatively affected by a reduction in invested assets related to the recapture of the funding agreement business by General American on September 29, 1999. The average yield earned on investments was 7.36% and 6.70% for the second quarters of 2000 and 1999, respectively. The increase in overall yield reflected a general increase in interest rates and the impact on the second quarter of 1999 of the funding agreements reinsurance product that were generally of a shorter duration and carried a lower average yield. Investment income has been allocated to the operational segments on the basis of average required capital per segment.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

The Consolidated effective tax rate for income taxes for continuing operations represented 46.8% and 42.1% for the second quarter and first six months of 2000, compared to 41.5% and 40.0% in the comparable prior-year periods. The increase in the effective tax rate is primarily a result of tax implications on the $8.6 million loss on the sale of the Chilean operation.


DISCONTINUED OPERATIONS
At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported an after tax loss of $2.5 million and $6.0 million for the second quarter and first six months of 2000, compared to $5.0 million for the comparable prior year periods, primarily a result of adverse development on the treaties in run-off. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcome of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated income statements for all periods presented reflect this line of business being reported as a discontinued operation. For further discussion, see Note 21 starting on page 68 of the Company's 1999 Annual Report to Shareholders.



LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2000, the Company generated $89.8 million in cash from operating activities, used $670.5 million in cash from investing activities and generated $624.0 million in cash from financing activities, primarily deposits received on asset intensive products. The sources of funds of the Company's operating subsidiaries consist of premiums and deposits received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, interest credited, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. During the second quarter of 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, whereby it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of June 30, 2000, the Company had approximately $70.0 million outstanding under the Credit Agreement, $15.0 million of which was rolled into the Credit Agreement from a demand line of credit that has since been terminated. The termination date of the Credit Agreement is May 24, 2003. On May 8, 2000, RGA Holdings Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $22.5 million) for expansion of the Company's business primarily in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the U.K. Credit Agreement. As of June 30, 2000, the Company had (pound)6.0 million (approximately $9.1 million) outstanding under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2003. The Credit Agreement and the U.K. Credit Agreement contain covenants that are considered usual and customary for facilities of these sizes, types, and purposes.



The ability of the Company and its subsidiaries to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and statutory surplus of the Company's subsidiaries and their ability to pay dividends, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At June 30, 2000, RGA Reinsurance and RGA Canada had statutory capital and surplus of $441.0 million and $166.7 million, respectively. RGA Reinsurance may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. RGA Reinsurance's allowable dividend without prior approval for 2000 is $43.5 million pursuant to this calculation. The applicable statutory provisions, however, only permit an insurer to pay a shareholder dividend from earned surplus. As of December 31, 1999, RGA Reinsurance had an earned surplus deficit; however, given RGA Reinsurance's total surplus position, management believes any reasonable dividend requests would be approved. As of June 30, 2000, the maximum amount available for dividends by RGA Canada under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is approximately $51.4 million. Dividend payments from other subsidiaries and joint ventures are subject to regulations in the country of domicile. The Company expects any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.


The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if the Company's ratings fall below certain thresholds. The extent of any realized gains or losses associated with such recaptures would depend on market conditions at the time of recapture.

INVESTMENTS
Invested assets increased to $4.4 billion at June 30, 2000, compared to $3.8 billion at December 31, 1999. The increase resulted primarily from excess deposits on universal life and other investment type policies and contracts and positive operating cash flows. The Company has historically generated positive cash flows from operations.

At June 30, 2000, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before tax of $160.6 million.

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

The Company's exposure to interest rate price risk and interest rate cash flow risk is reviewed on a quarterly basis. Interest rate price risk exposure is measured using interest rate sensitivity analysis to determine the change in fair value of the Company's financial instruments in the event of a hypothetical change in interest rates. Interest rate cash flow risk exposure is measured using interest rate sensitivity analysis to determine the Company's variability in cash flows in the event of a hypothetical change in interest rates. If estimated changes of fair value, net interest income, and cash flows are not within the limits, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive fixed rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in fair value of all financial instruments for the various rate shock levels at June 30, 2000. All market risk sensitive instruments presented in this table are available for sale. RGA has no trading securities.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of June 30, 2000, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

                                                                                                    Percentage
                                              Estimated Fair Value of                              Hypothetical
Percentage Change in Interest Rates            Fixed Rate Instruments     Hypothetical Change         Change
-----------------------------------            ----------------------     -------------------         ------
(Dollars in thousands)

300 basis point rise                         $   1,953,292                   $(596,317)             -23.39%
200 basis point rise                         $   2,119,760                   $(429,849)             -16.86%
100 basis point rise                         $   2,316,302                   $(233,307)              -9.15%
Base Scenario                                $   2,549,609                     $    -                 0.00%
100 basis point decline                      $   2,828,034                    $ 278,425              10.92%
200 basis point decline                      $   3,163,909                    $ 614,300              24.09%
300 basis point decline                      $   3,579,348                  $ 1,029,739              40.39%

Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the annual cash flows expected attributable to floating rate assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows of market risk sensitive floating rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's estimated change in annual cash flows associated with floating-rate instruments for various rate shock levels at June 30, 2000. All floating rate interest sensitive instruments presented in this table are classified as available for sale.

                                                                                                    Percentage
                                              Estimated Annual Cash Flows                          Hypothetical
Percentage Change in Interest Rates           of Floating Rate Instruments  Hypothetical Change       Change
-----------------------------------           ----------------------------  -------------------       ------
(Dollars in thousands)

300 basis point rise                              $ 49,741                         $ 4,267           9.38%
200 basis point rise                              $ 48,183                         $ 2,709           5.96%
100 basis point rise                              $ 47,181                         $ 1,707           3.75%
Base Scenario                                     $ 45,474                          $    -           0.00%
100 basis point decline                           $ 44,335                        $(1,139)          -2.50%
200 basis point decline                           $ 43,125                        $(2,349)          -5.17%
300 basis point decline                           $ 41,823                        $(3,651)          -8.03%

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this Form 10-Q regarding the Company's business which are not historical facts, including, without limitation, statements and information relating to future financial performance, growth potential and expectations, the effect of mortality rates and experience, claims levels, and other statements related to the Company's business are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves and assumptions relating to the foregoing. The words "expect," "project," "estimate," "anticipate," "should," "believe" and similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) impact of the acquisition of GenAmerica Financial Corporation by Metropolitan Life Insurance Company ("MetLife"), (2) market conditions and the timing of sales of investment securities, (3) regulatory action taken by the New York or Missouri Departments of Insurance with respect to MetLife or General American or the Company or its subsidiaries, (4) changes in the Company's credit ratings and the effect of such changes on the Company's future results of operations and financial condition, (5) material changes in mortality and claims experience, (6) competitive factors and competitors' responses to the Company's initiatives, (7) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (8) successful execution of the Company's entry into new markets, (9) successful development and introduction of new products, (10) the stability of governments and economies in foreign markets, (11) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (12) the success of the Company's clients, including MetLife and its affiliates, and (13) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" and " -- Foreign Currency Risk" which are incorporated by reference herein.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Shareholders was held on May 26, 1999

(b) At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:

1.   To elect four directors to serve terms ending in 2002.

Directors                           Voted For                Withheld
---------                           ---------                --------

Stuart I. Greenbaum                43,594,216                81,013
Richard A. Liddy                   43,578,056                97,173
Terrence I. Lennon                 43,593,090                82,139
Judy E. Weiss                      43,593,641                81,588

2. To amend the Company's Flexible Stock Option Plan, authorizing the issuance of additional options under the Plan.

                         Voted
Voted For                Against          Abstained      No Vote
---------                -------          ---------      -------

36,901,476               6,760,395          13,358          0

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)     See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended June 30, 2000:

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



                       Reinsurance Group of America, Incorporated



                           By:  /s/ A. Greig Woodring       August 11, 2000
                                -------------------------------------------
                                    A. Greig Woodring
                          President & Chief Executive Officer
                          (Principal Executive Officer)





                           /s/ Jack B. Lay                      August 11, 2000
                           ----------------------------------------------------
                               Jack B. Lay
                          Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

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

3.3 Form of Certificate of Designations for Series A Junior Participating Preferred Stock, incorporated by reference to
              Exhibit 3.3 to Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1997 (No. 1-11848) filed May 21, 1997.

4.1 Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on 14 April 1993 at the corresponding exhibit.

4.2 Rights Agreement dated as of May 4, 1993, between RGA and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1997 (No. 1-11848) filed on 21 May 1997 at the corresponding exhibit.

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

10.1 Credit Agreement dated as of May 24, 2000 between Reinsurance Group of America, Incorporated, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent and Royal Bank of Canada, as Co-Agent.