Form 10-Q
period 2000-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2000-11-13
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 2000: 49,258,319 SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


ITEM                                                                     PAGE
----                                                                     ----


                         PART I - FINANCIAL INFORMATION

1   Financial Statements

    Condensed Consolidated Balance Sheets (Unaudited)
    September 30, 2000 and December 31, 1999                              3

    Condensed Consolidated Statements of Income (Unaudited)
    Three and nine months ended September 30, 2000 and 1999               4

    Condensed Consolidated Statements of Cash Flows (Unaudited)
    Nine months ended September 30, 2000 and 1999                         5

    Notes to Unaudited Condensed Consolidated Financial
    Statements (Unaudited)                                                6-10

2   Management's Discussion and Analysis of
    Financial Condition and Results of Operations                         11-24

3   Qualitative and Quantitative Disclosures About Market Risk            24


                           PART II - OTHER INFORMATION

1   Legal Proceedings                                                     25

6   Exhibits and Reports on Form 8-K                                      25

    Signatures                                                            26

    Index to Exhibits                                                     27

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                        September 30,      December 31,
                                                                                            2000               1999
                                                                                        -------------      ------------
                                                                                            (Dollars in thousands)
       ASSETS
Fixed maturity securities
   Available for sale-at fair value (amortized cost of $2,649,621 and
      $2,087,540 at September 30, 2000, and December 31, 1999, respectively)            $ 2,545,285        $ 1,876,166
Mortgage loans on real estate                                                               128,528            213,187
Policy loans                                                                                668,057            660,062
Funds withheld at interest                                                                  924,483            797,949
Short-term investments                                                                       85,817            238,424
Other invested assets                                                                        25,232             26,069
                                                                                        -----------        -----------
       Total investments                                                                  4,377,402          3,811,857
Cash and cash equivalents                                                                   124,120             24,316
Accrued investment income                                                                    73,697             37,175
Premiums receivable                                                                         230,658            295,153
Reinsurance ceded receivables                                                               313,148            295,460
Deferred policy acquisition costs                                                           586,733            478,389
Other reinsurance balances                                                                  189,112            164,294
Other assets                                                                                 27,291             17,099
                                                                                        -----------        -----------
       Total assets                                                                     $ 5,922,161        $ 5,123,743
                                                                                        ===========        ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                  $ 1,874,297        $ 1,870,099
Interest sensitive contract liabilities                                                   2,138,413          1,545,893
Other policy claims and benefits                                                            518,774            582,066
Other reinsurance balances                                                                   82,883             53,866
Deferred income taxes                                                                       130,497             67,914
Other liabilities                                                                            85,325             83,238
Long-term debt                                                                              262,073            183,954
                                                                                        -----------        -----------
       Total liabilities                                                                  5,092,262          4,387,030
Minority interest                                                                               309              3,765
Commitments and contingent liabilities
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
       shares issued or outstanding)                                                             --                 --
   Common stock (par value $.01 per share; 75,000,000 shares authorized,
       51,053,273 shares issued at September 30, 2000 and December 31, 1999,)                   511                511
   Additional paid in capital                                                               611,049            611,016
   Retained earnings                                                                        341,880            282,389
   Accumulated other comprehensive income (loss):
       Accumulated currency translation adjustment, net of income taxes                     (17,295)            (9,909)
       Unrealized depreciation of securities, net                                           (66,923)          (131,341)
                                                                                        -----------        -----------
          Total stockholders' equity before treasury stock                                  869,222            752,666
   Less treasury shares held of 1,794,954 and 1,112,820 at cost at
       September 30, 2000, and December 31, 1999, respectively                              (39,632)           (19,718)
                                                                                        -----------        -----------
       Total stockholders' equity                                                           829,590            732,948
                                                                                        -----------        -----------
       Total liabilities and stockholders' equity                                       $ 5,922,161        $ 5,123,743
                                                                                        ===========        ===========

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                             Three months ended                Nine months ended
                                                                                September 30,                    September 30,
                                                                        ---------------------------     ----------------------------
                                                                             2000           1999             2000            1999
                                                                        -----------     -----------     -----------     ------------
                                                                                (Dollars in thousands, except per share data)
REVENUES:
  Net premiums                                                          $   316,116     $   295,079     $   991,059     $   965,603
  Investment income, net of related expenses                                 82,118          91,697         238,420         264,231
  Realized investment losses, net                                            (2,821)        (62,239)        (18,345)        (61,744)
  Other revenue                                                               6,949           1,707          12,637          10,568
                                                                        -----------     -----------     -----------     -----------
    Total revenues                                                          402,362         326,244       1,223,771       1,178,658

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                          242,921         229,684         776,326         776,763
  Interest credited                                                          26,087          43,898          74,562         127,141
  Policy acquisition costs and other insurance expenses                      57,595          49,324         171,257         155,233
  Other operating expenses                                                   19,964          19,408          59,189          51,162
  Interest expense                                                            5,108           2,475          12,417           6,704
                                                                        -----------     -----------     -----------     -----------
    Total benefits and expenses                                             351,675         344,789       1,093,751       1,117,003
                                                                        -----------     -----------     -----------     -----------

    Income (loss) before income taxes and minority interest                  50,687         (18,545)        130,020          61,655

  Provision (benefit) for income taxes                                       19,011          (4,950)         52,743          27,166
                                                                        -----------     -----------     -----------     -----------

    Income (loss) from continuing operations
       before minority interest                                              31,676         (13,595)         77,277          34,489

Minority interest in earnings of consolidated subsidiaries                      306             342             593             801
                                                                        -----------     -----------     -----------     -----------

    Income (loss) from continuing operations                                 31,370         (13,937)         76,684          33,688

  Discontinued operations:
    Loss on discontinued accident and health operations,
       net of income taxes                                                   (2,261)         (3,212)         (8,249)         (8,204)
                                                                        -----------     -----------     -----------     -----------

    Net income (loss)                                                   $    29,109     $   (17,149)    $    68,435     $    25,484
                                                                        ===========     ===========     ===========     ===========



Earnings (loss) per share from continuing operations:
  Basic earnings (loss) per share                                       $      0.64     $     (0.31)    $      1.55     $      0.74
                                                                        ===========     ===========     ===========     ===========

  Diluted earnings (loss) per share                                     $      0.63     $     (0.31)    $      1.53     $      0.73
                                                                        ===========     ===========     ===========     ===========

Earnings (loss) per share from net income:
  Basic earnings (loss) per share                                       $      0.59     $     (0.38)    $      1.38     $      0.56
                                                                        ===========     ===========     ===========     ===========

  Diluted earnings (loss) per share                                     $      0.59     $     (0.38)    $      1.37     $      0.56
                                                                        ===========     ===========     ===========     ===========

Weighted average number of diluted shares outstanding
  (in thousands)                                                             49,720          45,311          49,961          45,854
                                                                        ===========     ===========     ===========     ===========




See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Nine months ended
                                                                                          September 30,
                                                                                ---------------------------------
                                                                                    2000                  1999
                                                                                -----------           -----------
                                                                                     (Dollars in thousands)
OPERATING ACTIVITIES:
  Net income                                                                    $    68,435           $    25,484
  Adjustments to reconcile net income to net cash provided by operating activities:
     Change in:
       Accrued investment income                                                    (36,522)                3,504
       Premiums receivable                                                           64,113              (159,719)
       Deferred policy acquisition costs                                           (115,859)             (111,722)
       Funds withheld                                                               (19,346)               10,457
       Reinsurance ceded balances                                                   (17,688)              (31,554)
       Future policy benefits, other policy claims and benefits, and
         other reinsurance balances                                                 138,667               311,234
       Deferred income taxes                                                         31,091                42,032
       Other assets and other liabilities                                              (140)               88,321
     Amortization of net investment discounts                                       (22,340)              (17,320)
     Realized investment losses, net                                                  9,710                61,744
     Realized loss on sale of business - net                                          8,635                    --
     Other, net                                                                     (11,454)                2,615
                                                                                -----------           -----------
Net cash provided by operating activities                                            97,302               225,076
INVESTING ACTIVITIES:
  Proceeds from sale of business                                                     26,509                    --
  Sales of investments:
     Fixed maturity securities - Available for sale                                 439,148             2,706,080
     Mortgage loans                                                                   1,745                 4,543
  Maturities of fixed maturity securities - Available for sale                       13,784                37,075
  Purchases of fixed maturity securities - Available for sale                    (1,106,216)           (1,355,448)
  Cash invested in:
     Mortgage loans                                                                 (21,951)              (51,954)
     Policy loans                                                                    (7,995)              (93,371)
     Funds withheld at interest                                                    (127,086)              (27,466)
  Principal payments on:
     Mortgage loans                                                                   4,321                15,159
  Change in short-term and other invested assets                                    137,870               187,623
                                                                                -----------           -----------
Net cash provided by (used in) investing activities                                (639,871)            1,422,241
FINANCING ACTIVITIES:
  Dividends to stockholders                                                          (8,944)               (7,274)
  Borrowings under debt agreements                                                   78,119                    --
  Proceeds from debt issuance                                                            --                75,000
  Purchase of treasury stock                                                        (20,000)                   --
  Reissuance of treasury stock                                                          119                   454
  Exchange of voting for non-voting shares                                               --                  (665)
  Excess deposits (withdrawals) on universal life and other
    investment type policies and contracts                                          592,520            (1,616,479)
                                                                                -----------           -----------
Net cash provided by (used in) financing activities                                 641,814            (1,548,964)
Effect of exchange rate changes                                                         559                    59
                                                                                -----------           -----------
Change in cash and cash equivalents                                                  99,804                98,412
Cash and cash equivalents, beginning of period                                       24,316                15,966
                                                                                -----------           -----------
Cash and cash equivalents, end of period                                        $   124,120           $   114,378
                                                                                ===========           ===========

See accompanying notes to unaudited condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ending September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report, which is filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its Subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2000 presentation.

2.       EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings
(loss) per share from continuing operations (in thousands except per share information):


                                                 --------------------------           --------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                   2000              1999               2000              1999
                                                 --------------------------           --------------------------
Earnings:
  Income (loss) from continuing operations
   (numerator for basic and diluted
   calculations)                                 $ 31,370          $(13,937)          $ 76,684          $ 33,688
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)             49,286            45,311             49,625            45,331
  Equivalent shares from outstanding stock
   options                                            434                --                336               523
                                                 --------          --------           --------          --------
  Denominator for diluted calculation              49,720            45,311             49,961            45,854
Earnings (loss) per share:
  Basic                                          $   0.64          $  (0.31)          $   1.55          $   0.74
  Diluted                                        $   0.63          $  (0.31)          $   1.53          $   0.73
                                                 --------          --------           --------          --------

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price which exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three and nine month periods ended September 30, 2000, approximately 0.3 million and 0.4 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. For the three month period ended September 30, 1999, approximately 0.3 million in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods.

3.       COMPREHENSIVE INCOME (LOSS)
The following schedule reflects the change in accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2000 and 1999 (in thousands):



                                            --------------------------------    -------------------------------
                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                2000              1999              2000              1999
                                            --------------     -------------    -------------     -------------
Net income (loss)                            $  29,109         $ (17,149)        $  68,435         $  25,484
Accumulated other comprehensive
 income (loss):

  Unrealized gains (losses) on securities       31,068           (30,278)           64,418          (120,074)
  Foreign currency items                        (4,633)             (301)           (7,386)               78
                                             ---------         ---------         ---------         ---------
    Comprehensive income (loss)              $  55,544         $ (47,728)        $ 125,467         $ (94,512)
                                             ---------         ---------         ---------         ---------


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



                                            ---------------------------------     ---------------------------------
                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                                 2000               1999                2000               1999
                                            -------------       -------------     --------------      -------------
REVENUES
  U.S                                         $  294,044         $  213,816         $  897,820         $  835,978
  Canada                                          55,287             56,954            172,224            163,990
  Latin America                                   13,624             25,961             55,745             94,469
  Asia Pacific                                    27,096             19,380             71,110             53,410
  Other international                              9,620              8,191             22,464             20,601
  Corporate                                        2,691              1,942              4,408             10,210
                                              ----------         ----------         ----------         ----------
     Total from continuing operations         $  402,362         $  326,244         $1,223,771         $1,178,658
                                              ----------         ----------         ----------         ----------




                                            ---------------------------------     ---------------------------------
                                                    THREE MONTHS ENDED                   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,     SEPTEMBER 30,       SEPTEMBER 30,
                                                 2000               1999                2000               1999
                                            -------------       -------------     --------------      -------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES AND
   MINORITY INTEREST
 Reinsurance:
U.S.                                          $   50,198         $  (23,884)        $  129,075         $   46,705
Canada                                             4,961              9,997             26,491             27,165
Latin America                                        527              2,128             (6,638)             4,025
Asia Pacific                                       1,640               (217)             1,297             (7,987)
Other international                               (1,678)            (2,279)            (3,514)            (3,512)
Corporate                                         (4,961)            (4,290)           (16,691)            (4,741)
                                              ----------         ----------         ----------         ----------
   Total from continuing operations           $   50,687         $  (18,545)        $  130,020         $   61,655
                                              ----------         ----------         ----------         ----------

During the first nine months, the Latin America segment reported a reduction in total assets of approximately $0.2 billion, primarily due to the sale of Chilean operations. U.S. Operations showed an increase of approximately $0.9 billion in total assets, primarily a result of assuming a new block of single-premium annuities, and normal business operations during the first nine months of 2000.

5.       STOCK REPURCHASE PROGRAM

Reinsurance Group of America, Incorporated purchased 689,953 shares of treasury stock at an aggregate cost of $20.0 million during the first nine months of 2000. The Company plans to use the repurchased shares to support the future exercise of options granted under its stock option plan.

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



7.       FINANCING ACTIVITIES

On May 24, 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, under which it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of September 30, 2000, the Company had approximately $70.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003.



On May 8, 2000, RGA Holdings Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $22.0 million) for expansion of the Company's business in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the U.K. Credit Agreement. As of September 30, 2000, the Company had borrowed (pound)6.0 million (approximately $8.8 million) under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2003, extendable for two, one-year terms.



8.       DIVIDENDS

The Board of Directors declared a dividend of six cents per share of common stock on October 25, 2000. This dividend will be payable on November 27, 2000 to shareholders of record as of November 6, 2000.



9.       NEW ACCOUNTING STANDARDS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000.

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133". This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply Statement 133. Statement 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.

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

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"), which is effective on January 1, 2001. Codification provides a comprehensive guide of statutory accounting principles. However, individual states retain the right to adopt Codification in whole or in part. The impact of adopting Codification will be reported as an adjustment to statutory surplus by insurance enterprises on the effective date.

The Company is currently evaluating the potential impact, if any, that these accounting pronouncements will have on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operating segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of bank-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, and direct life insurance through a subsidiary in Argentina. The Company sold its joint venture and subsidiaries in Chile in April 2000. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance. Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest.

Consolidated income from continuing operations before income taxes and minority interest for the third quarter and first nine months of 2000 increased $69.2 million and $68.4 million, respectively, compared to the prior-year periods. Diluted earnings per share from continuing operations were $0.63 and $1.53 for the third quarter and first nine months of 2000, respectively, compared with $(0.31) and $0.73 for the comparable 1999 periods. Earnings during 2000 are attributable primarily to traditional reinsurance in the U.S. and Canada. The increase in earnings for the third quarter and nine months was significantly affected by realized capital losses on sales of securities incurred during 1999 comparable periods associated with the recapture by General American Life Insurance Company ("General American") of all funding agreement business reinsured by the Company. Excluding realized investment losses, consolidated income from continuing operations before income taxes and minority interest for the third quarter and first nine months of 2000 increased $9.8 million and $25.0 million, respectively, as compared to the prior-year periods.

Further discussion and analysis of the results for 2000 compared to 1999 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000


                                                           -----------        ---------------------------     ------------
                                                           TRADITIONAL             NON-TRADITIONAL               TOTAL
                                                                                ASSET-         FINANCIAL          U.S.
                                                                              INTENSIVE       REINSURANCE
                                                           -----------        ---------       -----------     ------------
REVENUES:
  Net premiums                                               $ 230,921        $     522        $      --       $ 231,443
  Investment income, net of related expenses                    31,831           27,603               60          59,494
  Realized investment losses, net                               (1,304)            (579)              --          (1,883)
  Other revenue                                                    657             (197)           4,530           4,990
                                                             ---------        ---------        ---------       ---------
     Total revenues                                            262,105           27,349            4,590         294,044

BENEFITS AND EXPENSES:
  Claims and other policy benefits                             166,564            2,176               --         168,740
  Interest credited                                             11,898           14,696               --          26,594
  Policy acquisition costs and other insurance
    expenses                                                    32,183            6,966            1,539          40,688
  Other operating expenses                                       6,489              237            1,098           7,824
                                                             ---------        ---------        ---------       ---------
       Total benefits and expenses                             217,134           24,075            2,637         243,846

       Income before income taxes and minority interest      $  44,971        $   3,274        $   1,953       $  50,198
                                                             ---------        ---------        ---------       ---------


FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1999


                                                           -----------        ---------------------------     ------------
                                                           TRADITIONAL             NON-TRADITIONAL               TOTAL
                                                                                ASSET-         FINANCIAL          U.S.
                                                                              INTENSIVE       REINSURANCE
                                                           -----------        ---------       -----------     ------------
REVENUES:
  Net premiums                                              $ 207,125         $     (62)       $      --       $ 207,063
  Investment income, net of related expenses                   30,678            36,851               --          67,529
  Realized investment losses, net                              (9,413)          (53,065)              --         (62,478)
  Other revenue                                                (1,526)              (18)           3,246           1,702
                                                            ---------         ---------        ---------       ---------
     Total revenues                                           226,864           (16,294)           3,246         213,816

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            153,635               167               --         153,802
  Interest credited                                             9,752            33,319               --          43,071
  Policy acquisition costs and other insurance
    expenses                                                   31,045               727            2,371          34,143
  Other operating expenses                                      6,415               231               38           6,684
                                                            ---------         ---------        ---------       ---------
       Total benefits and expenses                            200,847            34,444            2,409         237,700

       Income (loss) before income taxes and minority       $  26,017         $ (50,738)       $     837       $ (23,884)
interest                                                    ---------         ---------        ---------       ---------

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000


                                                           -----------      ---------------------------    -----------
                                                           TRADITIONAL           NON-TRADITIONAL              TOTAL
                                                                              ASSET-         FINANCIAL         U.S.
                                                                            INTENSIVE       REINSURANCE
                                                           -----------      ---------       -----------    -----------
REVENUES:
  Net premiums                                              $ 727,449       $   1,566        $      --      $ 729,015
  Investment income, net of related expenses                  102,273          64,302               60        166,635
  Realized investment losses, net                              (5,718)           (664)              --         (6,382)
  Other revenue                                                   621             201            7,730          8,552
                                                            ---------       ---------        ---------      ---------
     Total revenues                                           824,625          65,405            7,790        897,820

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            549,921           2,918               --        552,839
  Interest credited                                            34,803          37,760               --         72,563
  Policy acquisition costs and other insurance
    expenses                                                  102,498          16,765            3,500        122,763
  Other operating expenses                                     18,931             514            1,135         20,580
                                                            ---------       ---------        ---------      ---------
       Total benefits and expenses                            706,153          57,957            4,635        768,745

       Income before income taxes and minority interest     $ 118,472       $   7,448        $   3,155      $ 129,075
                                                            ---------       ---------        ---------      ---------



FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999


                                                           -----------      ---------------------------    -----------
                                                           TRADITIONAL           NON-TRADITIONAL              TOTAL
                                                                              ASSET-         FINANCIAL         U.S.
                                                                            INTENSIVE       REINSURANCE
                                                           -----------      ---------       -----------    -----------
REVENUES:
  Net premiums                                              $ 696,220       $     781        $      --      $ 697,001
  Investment income, net of related expenses                   90,511         110,471               --        200,982
  Realized investment losses, net                             (14,988)        (56,439)              --        (71,427)
  Other revenue                                                (1,521)            801           10,142          9,422
                                                            ---------       ---------        ---------      ---------
     Total revenues                                           770,222          55,614           10,142        835,978

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            529,317             897               --        530,214
  Interest credited                                            29,212          95,958               --        125,170
  Policy acquisition costs and other insurance
    expenses                                                  106,192           2,695            7,434        116,321
  Other operating expenses                                     16,889             583               96         17,568
                                                            ---------       ---------        ---------      ---------
       Total benefits and expenses                            681,610         100,133            7,530        789,273

Income (loss) before income taxes and minority
    interest                                                $  88,612       $ (44,519)       $   2,612      $  46,705
                                                            ---------       ---------        ---------      ---------



During the third quarter and first nine months of 2000, income before income taxes and minority interest for U.S. operations increased $74.1 million and $82.4 million, respectively, over the comparable prior-year periods. The increase over prior periods is primarily due to the realized loss recognized during the third quarter of 1999 on the recapture of the General American funding agreement business. During the third quarter and first nine months of 2000, operating income before realized losses increased 34.9% and 14.7%, respectively, over the comparable prior-year periods. These increases are primarily the result of favorable mortality experience on the core traditional block of business and emerging profits from the large in force blocks reinsured over the last several years. U.S. operations include traditional and non-traditional reinsurance. The components of non-traditional reinsurance are asset-intensive and financial reinsurance.

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

Net premiums for U.S. traditional reinsurance rose 11.5% and 4.5% in the third quarter and first nine months of 2000. The increase in the third quarter relates primarily to an increase in the core traditional block. Net premiums for the first nine months of 1999 include the impact of two large in force blocks of business, which contributed over $55 million in premium in the first quarter of 1999. Gross assumed in force increased $8.0 billion and $45.9 billion, respectively, in the third quarter and first nine months of 2000. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period.

Net investment income increased 13.0% during the first nine months of 2000. The increases were due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance and increased required capital to support the business.

The amount of claims and other policy benefits increased 8.4% and 3.9% in the third quarter and first nine months of 2000. Claims and other policy benefits, as a percentage of net premiums, were 72.1% and 75.6% in the third quarter and first nine months of 2000, respectively, compared to 74.2% and 76.0% in prior-year periods. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term.

The amount of interest credited increased 19.1% the first nine months of 2000. Interest credited relates to amounts credited on the Company's cash value products in this subsegment, which have a significant mortality component. The increase in the first nine months of 2000 as compared to 1999 was primarily due to increased deposits on certain cash value life policies. This amount fluctuates with the changes in deposit levels, cash surrender values and interest crediting rates.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 13.9% and 14.1% for the third quarter and first nine months of 2000, respectively, compared to

15.0% and 15.3% in the prior-year periods. The decreases were primarily attributable to the change in the mix of business that has been processed in the current periods.

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

Income before income taxes and minority interest increased in the third quarter and first nine months of 2000. The recapture of the funding agreement business in the third quarter of 1999 was primarily responsible for the decrease in investment income and interest credited. During the first nine months of 2000, operating income before realized losses decreased 31.9% over the prior-year period. This decrease was partially offset by a new coinsurance agreement on a block of single premium deferred annuities. Total assets decreased during the third quarter of 1999 approximately $1.8 billion because of the recapture of the funding agreement business, but increased during the second quarter of 2000 approximately $.5 billion due to the new annuity block mentioned above. Net premiums reported in this subsegment relate to a yearly renewable term treaty that reinsures the mortality risk of a bank-owned life insurance product. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received. The increase in these expenses for the nine and three months ended September 30, 2000 over prior year primarily relates to the increase in net acquisition costs of two annuity blocks.


Financial Reinsurance
The U.S. financial reinsurance subsegment includes net fees earned on financial reinsurance agreements and the investment in RGA/Swiss Financial Group, L.L.C. ("RGA/Swiss"). Effective July 1, 2000, the Company increased its ownership of RGA/Swiss from 40% to 80%. For 1999 and the first six months of 2000, the Company included its equity in the earnings of RGA/Swiss in other income due to the 40% ownership. For the third quarter 2000, results were consolidated and minority interest expense was recorded for the 20% not owned by the Company. Subsequent to the end of the third quarter, the Company acquired the remaining 20% interest and changed the name of RGA/Swiss to RGA Financial Group, L.L.C. Financial reinsurance agreements represent low mortality risk business. The Company retrocedes most of this business and earns a fee on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes and minority interest increased in the third quarter of 2000 and in the first nine months of 2000, as compared to the prior-year periods. These results were primarily attributable to the purchase of an additional 40% interest in RGA/Swiss. A decrease in outstanding statutory financial reinsurance partially offset the earnings increase. Policy acquisition costs and other insurance expenses include fees paid for the subsequent retrocession of these financial reinsurance transactions.


CANADA OPERATIONS (dollars in thousands)


                                                -------------------------------   --------------------------------
                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,      SEPTEMBER 30,
                                                     2000              1999            2000               1999
                                                -------------     -------------   -------------      -------------
REVENUES:
  Net premiums                                    $  39,683         $  42,763        $ 126,856         $ 119,636
  Investment income, net of related expenses         15,325            14,153           45,609            38,125
  Realized investment (losses) gains, net              (163)               --             (810)            6,253
  Other revenue                                         442                38              569               (24)
                                                  ---------         ---------        ---------         ---------
    Total revenues                                   55,287            56,954          172,224           163,990

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   44,822            37,072          124,787           112,890
  Interest credited                                     141               451              635             1,356
  Policy acquisition costs and other
   insurance expenses                                 3,316             7,442           14,096            17,161
  Other operating expenses                            2,047             1,992            6,215             5,418
                                                  ---------         ---------        ---------         ---------
    Total benefits and expenses                      50,326            46,957          145,733           136,825

    Income before income taxes and
      minority interest                           $   4,961         $   9,997        $  26,491         $  27,165
                                                  ---------         ---------        ---------         ---------

Income before income taxes and minority interest decreased 50.4% and 2.5% in the third quarter and first nine months of 2000, respectively. Excluding realized investment gains (losses), income before income taxes and minority interest decreased 48.7% and increased 30.6% in the third quarter and first nine months of 2000, respectively. The decrease in the third quarter is the result of higher than expected claims. The increase in the first nine months of 2000 was driven by a growth in premiums and investment income. The effects of changes in the foreign exchange rate during 2000 compared to 1999 are not material.

Net premiums decreased 7.2% and increased 6.0% in the third quarter and first nine months of 2000, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 8.3% and 19.6% in the third quarter and first nine months of 2000 due to an increase in the invested asset base. The invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest.

Claims and other policy benefits increased 20.9% and 10.5% during the third quarter and first nine months of 2000. Claims and other policy benefits as a percentage of net premiums were

113.0% and 98.4% in the third quarter and first nine months of 2000 compared to 86.7% and 94.4% in the prior-year periods. The higher percentage in the third quarter of 2000 is the result of higher than expected mortality. For the first nine months, mortality was consistent with expectations. Mortality is expected to fluctuate somewhat from period to period but remains fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 8.4% and 11.1% in the third quarter and first nine months of 2000, respectively, compared to 17.4% and 14.3% in the prior year periods. The decrease in the third quarter and first nine months of 2000 is primarily due to a different mix of business processed as the general mix of business increases to yearly renewable term from coinsurance agreements. These yearly renewable term agreements tend to have lower commission costs compared to coinsurance agreements.


LATIN AMERICA OPERATIONS (dollars in thousands)


                                                -------------------------------    -------------------------------
                                                       THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                     2000              1999            2000               1999
                                                -------------     -------------    -------------     -------------
REVENUES:
  Net premiums                                     $ 11,623          $ 18,239          $ 49,885          $ 78,480
  Investment income, net of related expenses          1,881             7,822            14,505            15,731
  Realized investment (losses) gains, net               (42)               --            (8,960)              280
  Other revenue                                         162              (100)              315               (22)
                                                   --------          --------          --------          --------
    Total revenues                                   13,624            25,961            55,745            94,469

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   10,572            19,485            47,646            77,741
  Interest credited                                    (648)              376             1,364               616
  Policy acquisition costs and other
   insurance expenses                                   856             1,369             4,721             4,101
  Other operating expenses                            2,317             2,603             8,652             7,986
                                                   --------          --------          --------          --------
    Total benefits and expenses                      13,097            23,833            62,383            90,444

    Income (loss) before income taxes
      and minority interest                        $    527          $  2,128          $ (6,638)         $  4,025
                                                   --------          --------          --------          --------

For the Latin America operations, income before income taxes and minority interest decreased in the third quarter primarily as a result of the losses in the direct operations in Argentina offsetting earnings in the reinsurance operations. During the first nine months of 2000, income decreased compared to the same period in 1999 due to a loss reported on the sale of the Chilean companies during the second quarter of 2000. Profit from the reinsurance operations increased primarily as a result of growth in the Mexican and Argentine business. For the reinsurance of privatized pensions in Argentina, management has limited the number of contracts in which the Company participates while seeking traditional reinsurance opportunities in other areas. This strategy contributes to the fluctuation in net premiums compared to the prior year as the number of active treaties has decreased with continuing refunds to ceding companies related to experience on existing treaties.

For the direct operations, premiums for the first nine months have decreased primarily as a result of declining production due in part to sluggish market conditions in Argentina and sale of operations in Chile during the second quarter of 2000.

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

ASIA PACIFIC OPERATIONS (dollars in thousands)


                                               -------------------------------    -------------------------------
                                                      THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                    2000              1999            2000               1999
                                               -------------     -------------    -------------     -------------
REVENUES:
  Net premiums                                   $ 25,181          $ 18,867          $ 66,384         $ 51,188
  Investment income, net of related expenses        1,422               256             3,473            1,612
  Realized investment losses, net                     (25)               --                (6)             (33)
  Other revenue                                       518               257             1,259              643
                                                 --------          --------          --------         --------
    Total revenues                                 27,096            19,380            71,110           53,410

BENEFITS AND EXPENSES:
  Claims and other policy benefits                 13,313            14,078            37,951           41,242
  Policy acquisition costs and other
   insurance expenses                               9,532             3,749            24,200           14,193
  Other operating expenses                          2,356             1,647             7,110            5,607
  Interest expense                                    255               123               552              355
                                                 --------          --------          --------         --------
    Total benefits and expenses                    25,456            19,597            69,813           61,397

    Income (loss) before income taxes
      and minority interest                      $  1,640          $   (217)         $  1,297         $ (7,987)
                                                 --------          --------          --------         --------

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

The third quarter and first nine months of 2000 showed an increase in premiums of 33.5% and 29.7%, respectively. Renewal premiums from the existing block of business, new business premiums from facultative and automatic treaties, premium flows from larger blocks of business, and acquisition of blocks of in-force business all contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased during the third quarter and first nine months primarily from the larger base of business. Investment income is allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments and the relative allocation of capital to units. Other revenue predominantly represents profit and risk fees associated with a financial reinsurance transaction in Taiwan that was executed during the fourth quarter of 1999.

Claims and other policy benefits as a percentage of net premiums decreased to 52.9% and 57.2% in the third quarter and first nine months of 2000, respectively, from 74.6% and 80.6% in 1999. The decrease in the nine months results versus 1999 was caused by mortality returning to expected levels. During 1999 there were several large first quarter claims in Japan and Hong Kong. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to evaluate the appropriateness of reserve levels.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 37.9% and 36.5% in the third quarter and first nine months of 2000 versus 19.9% and 27.7% in the prior year periods, respectively. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written in Asia Pacific. Other operating expenses for the third quarter and first nine months of 2000 increased by 43.0% and 26.8%, respectively. As a percentage of premiums, other operating expenses were 9.4% and 10.7% in the third quarter and first nine months 2000 versus 8.7% and 11.0% in the prior year periods. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs.

OTHER INTERNATIONAL OPERATIONS (dollars in thousands)


                                              ------------------------------       ------------------------------
                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                   2000              1999              2000               1999
                                              -------------     ------------       -------------     ------------
REVENUES:
  Net premiums                                 $  8,186          $  8,148          $ 18,919          $ 19,298
  Investment income, net of related expenses        619                80             1,310               608
  Realized investment gains, net                    121               155               439               275
  Other revenue                                     694              (192)            1,796               420
                                               --------          --------          --------          --------
    Total revenues                                9,620             8,191            22,464            20,601

BENEFITS AND EXPENSES:
  Claims and other policy benefits                5,474             5,247            13,103            14,676
  Policy acquisition costs and other
   insurance expenses                             3,203             2,621             5,477             3,456
  Other operating expenses                        2,315             2,602             7,092             5,981
  Interest expense                                  306                --               306                --
                                               --------          --------          --------          --------
    Total benefits and expenses                  11,298            10,470            25,978            24,113

    Loss before income taxes and
      minority interest                        $ (1,678)         $ (2,279)         $ (3,514)         $ (3,512)
                                               --------          --------          --------          --------

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

Net premiums from year to year were unchanged in the third quarter but decreased $0.4 million in the first nine months of 2000 primarily as a result of an automatic treaty with a U.K. client first processed during the third quarter of 1999. The Company's offices in Cape Town and Johannesburg, South Africa contributed to new business premium in 2000 mainly through the facultative market. Investment income is allocated to the segment on the basis of average net capital and the investment performance varies with the composition of investments.

Claims and other policy benefits as a percentage of premiums are 66.9% and 69.3% in the third quarter and first nine months of 2000, respectively, compared to 64.4% and 76.0% during the same periods in 1999. Year to year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this segment. Other operating expenses increased $1.1 million in the first nine months of 2000 from $6.0 million in

1999. The overall increase in operating expenses was attributed to increases in costs associated with the expansion efforts within the segment.


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

Consolidated investment income from continuing operations decreased 10.4% and 9.8% during the third quarter and first nine months of 2000. Investment income was negatively affected by a reduction in invested assets related to the recapture of the funding agreement business by General American on September 29, 1999. The average yield earned on investments was 7.29% and 6.96% for the third quarters of 2000 and 1999, respectively. The increase in overall yield reflected a general increase in interest rates and the impact on the third quarter of 1999 of the funding agreement reinsurance products that were generally of a shorter duration and carried a lower average yield. Investment income has been allocated to the operational segments on the basis of average required capital per segment.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

Consolidated provision for income taxes for continuing operations increased $24.0 million and $25.6 million for the third quarter and first nine months of 2000, respectively, primarily a result of higher pretax income. The effective tax rates for all periods presented were affected by realized capital losses and operating losses from foreign subsidiaries for which deferred tax assets cannot be fully established. Excluding realized capital losses, the effective tax rate would have been approximately 38.5% and 38.0% for the third quarter and first nine months of 2000, respectively, compared to 38.5% and 39.5% for the prior year periods.


DISCONTINUED OPERATIONS
At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported an after-tax loss of $2.3 million and $8.2 million for the third quarter and first nine months of 2000, compared to $3.2 million and $8.2 million for the comparable prior year periods, primarily a result of adverse development on the treaties in run-off. The calculation of the liability for claims on the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported liability for claims. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcome of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the liability for claims. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected. The consolidated income statements for all periods presented reflect this line of business being reported as a discontinued operation. For further discussion, see
Note 21 starting on page 68 of the Company's 1999 Annual Report to Shareholders.



LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2000, the Company generated $97.3 million in cash from operating activities, used $639.9 million of cash in investing activities and generated $641.8 million in cash from financing activities, primarily deposits received on asset intensive products. The sources of funds of the Company's operating subsidiaries consist of premiums and deposits received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, interest credited, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. During the second quarter of 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, whereby it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of September 30, 2000, the Company had approximately $70.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003. On May 8, 2000, RGA Holdings Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $22.0 million) for expansion of the Company's business primarily in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the U.K. Credit Agreement. As of September 30, 2000, the Company had (pound)6.0 million (approximately $8.8 million) outstanding under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2003. The Credit Agreement and the U.K. Credit Agreement contain covenants that are considered usual and customary for facilities of these sizes, types, and purposes.



The ability of the Company and its subsidiaries to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and statutory surplus of the Company's subsidiaries and their ability to pay dividends, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At September 30, 2000, RGA Reinsurance and RGA Canada had statutory capital and surplus of $438.2 million and $164.6 million, respectively. RGA Reinsurance may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. RGA Reinsurance's allowable dividend without prior approval for 2000 is $43.5 million pursuant to this calculation. The applicable statutory provisions, however, only permit an insurer to pay a shareholder dividend from earned surplus. As of December 31, 1999, RGA Reinsurance had an earned surplus deficit; however, given RGA Reinsurance's total surplus position, management believes any reasonable dividend requests would be approved. As of September 30, 2000, the maximum amount available for dividends by RGA Canada under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is approximately $40.2 million. Dividend payments from other subsidiaries and joint ventures are subject to regulations in the country of domicile. The Company expects any future increases in liquidity needs due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.


The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if the Company's ratings fall below certain thresholds. The extent of any realized gains or losses associated with such recaptures would depend on market conditions at the time of recapture.

INVESTMENTS
Invested assets increased to $4.4 billion at September 30, 2000, compared to $3.8 billion at December 31, 1999. The increase resulted primarily from excess deposits on universal life and other investment type policies and contracts and positive operating cash flows. The Company has historically generated positive cash flows from operations.

At September 30, 2000, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before income taxes of $104.3 million.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended September 30, 2000 from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this Form 10-Q regarding the Company's business which are not historical facts, including, without limitation, statements and information relating to future financial performance and growth potential, increases in premiums, the effect of mortality rates and experience, claims levels, opportunities related to in force transactions, its views on the life reinsurance industry, and other statements related to the Company's business are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves and assumptions relating to the foregoing. The words "expect," "project," "estimate," "anticipate," "should," "believe" and similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) impact of the acquisition of GenAmerica Financial Corporation by Metropolitan Life Insurance Company ("MetLife"), (2) market conditions and the timing of sales of investment securities, (3) regulatory action taken by the New York or Missouri Departments of Insurance with respect to MetLife or General American or the Company or its subsidiaries, (4) changes in the Company's credit ratings and the effect of such changes on the Company's future results of operations and financial condition, (5) material changes in mortality and claims experience, (6) competitive factors and competitors' responses to the Company's initiatives, (7) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (8) successful execution of the Company's entry into new markets, (9) successful development and introduction of new products, (10) the stability of governments and economies in foreign markets, (11) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (12) the success of the Company's clients, and (13) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries.

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


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)     See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended September 30, 2000:

        None.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Reinsurance Group of America, Incorporated



                        By:  /s/ A. Greig Woodring    November 10, 2000
                           -----------------------------------------------------
                                       A. Greig Woodring
                           President & Chief Executive Officer
                           (Principal Executive Officer)





                             /s/ Jack B. Lay          November 10, 2000
                           -----------------------------------------------------
                                           Jack B. Lay
                           Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.1 Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993 at the corresponding exhibit.

4.2 Rights Agreement dated as of May 4, 1993, between RGA and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended June 30, 1997 (No. 1-11848) filed on May 21, 1997 at the corresponding exhibit.

4.3 Second Amendment to Rights Agreement, dated as of April 22, 1998, between RGA and ChaseMellon Shareholder Services, L.L.C. (as successor to Boatmen's Trust Company), as Rights Agent, incorporated by reference to Registration Statement on Form S-3 (No. 333-5177) filed on June 4, 1998 at the corresponding exhibit.

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