Form 10-K
period 2000-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2001-03-16
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     Name of each exchange
     Title of each class                              on which registered
     -------------------                              --------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 2001, as reported on the New York Stock Exchange was approximately $786,050,442.

As of March 1, 2001, Registrant had outstanding 49,375,609 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2001 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2000, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                                      INDEX

ITEM                                                                            PAGE
NUMBER                                                                       OF THIS FORM
------                                                                       ------------
                                     PART I

1.      BUSINESS...............................................................     4
2.      PROPERTIES.............................................................    21
3.      LEGAL PROCEEDINGS......................................................    22
4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................    22

                                     PART II

5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................    22
6.      SELECTED FINANCIAL DATA................................................    22
7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.................................    24
7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............    42
8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................    42
9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................    73

                                    PART III

10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................    73
11.     EXECUTIVE COMPENSATION.................................................    75
12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........    75
13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................    75

                                     PART IV

14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........   75

Item 1.       BUSINESS

A.       OVERVIEW

         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2000, Equity Intermediary Company, a Missouri holding company, directly owned approximately 49.0% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American Life Insurance Company ("General American"), a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly owned subsidiary of Metropolitan Life Insurance Company ("MetLife"), a New York life insurance company, on January 6, 2000. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife now beneficially owns 58.7% of the outstanding shares of common stock of RGA.

         The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"); RGA Australian Holdings PTY, Limited ("Australian Holdings"); RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"); RGA International, Ltd. ("RGA International"), a New Brunswick company that serves as a Canadian marketing and insurance holding company for RGA's Canadian operations; RGA Sudamerica, S.A., a Chilean holding company; RGA Holdings Limited ("RGA UK"), a United Kingdom holding company; General American Argentina Seguros de Vida, S.A. ("GA Argentina"), an Argentine life insurance company; RGA South African Holdings (Pty) Ltd. ("RGA South Africa"), a South African holding company; Benefit Resource Life Insurance Company (Bermuda) Ltd. ("RGA Bermuda"); RGA Americas Reinsurance Company, Ltd.; and Triad Re, Ltd. In addition, the consolidated financial statements include the subsidiaries of RCM, Australian Holdings, RGA International, RGA UK, RGA Sudamerica, S.A., and RGA South Africa subject to an ownership position of fifty percent or more (collectively, the "Company"). In 2000, the Company sold its interest in RGA Sudamerica, S.A. and its subsidiaries, and RGA Bermuda.

         During October 2000, the Company acquired the remaining 60 percent interest in RGA/Swiss Financial Group, L.L.C. that it did not already own, and has changed the name to RGA Financial Group, L.L.C.

         The Company is primarily engaged in life reinsurance and international life and disability insurance on a direct and reinsurance basis. In addition, the Company provides reinsurance of non-traditional business including asset-intensive products and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American ("Reinsurance Division"), have been engaged in the business of life reinsurance since 1973. As of December 31, 2000, the Company had approximately $6.1 billion in consolidated assets.

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

         Life reinsurance primarily refers to reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. Ceding companies typically contract with more than one company to reinsure their business. Reinsurance may be written on an indemnity or an assumption basis. Indemnity reinsurance does not discharge a ceding company from liability to the policyholder. A ceding company is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurers. In the case of assumption reinsurance, the ceding company is discharged from liability to the policyholder, with such liability passed to the reinsurer. Reinsurers also may purchase reinsurance, known as retrocession reinsurance, to cover their own risk exposure. Reinsurance companies enter into retrocession agreements for reasons similar to those that cause primary insurers to purchase reinsurance.

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

B.       CORPORATE STRUCTURE

         RGA is a holding company, the principal assets of which consist of the common stock of RCM, RGA Barbados, and RGA International, as well as investments in several other subsidiaries or joint ventures. The primary source of funds for RGA to make dividend distributions and to fund debt service is dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary sources of funds are dividend distributions paid by RGA Reinsurance Company ("RGA Reinsurance") whose principal source of funds is derived from current operations. RGA International's principal source of funds is dividends on its equity interest in RGA Canada Management Company, Ltd. ("RGA Canada Management"), whose principal source of funds is dividends paid by RGA Life Reinsurance Company of Canada ("RGA Canada"). RGA Canada's principal source of funds is derived from current operations.

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

         The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, and direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Company sold its Chilean interests during 2000. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance. Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest.

         Prior to September 1999, the U.S. Operations reinsured approximately 25% of General American's funding agreement business, an asset intensive product. Effective September 29, 1999, General American completed the recapture of the entire block of funding agreement business it had reinsured with the Company. The transaction resulted in the Company's transfer to General American of all remaining liabilities related to the recaptured block and the underlying assets supporting it. The Company transferred primarily investments in fixed maturity securities and cash with a total market value of $1.8 billion in satisfaction of all funding agreement liabilities. The associated liquidation of investment securities and the transfer of assets to General American caused the Company to incur an after tax net capital loss of approximately $33.2 million, $26.0 million of which was associated with the recapture transaction alone.

         Consolidated income from continuing operations before income taxes and minority interest increased 88.4% in 2000 and decreased 32.6% in 1999. Diluted earnings per share from continuing operations were $2.12 for 2000 compared to $1.15 for 1999 and $2.08 for 1998. Earnings were attributed primarily to the strong performance of traditional reinsurance in the U.S. and Canada. Earnings during 1999 were affected by the investment losses incurred in connection with the recapture of the funding agreement business. Further discussion and analysis of the results for 2000 compared to 1999 and 1998 are presented by segment.

         The U.S. operations represented 74.0% of the Company's business as measured by 2000 net premiums. The U.S. operations market life reinsurance, reinsurance of asset-intensive products, and financial reinsurance through RGA Reinsurance, primarily to the largest U.S. life insurance companies. RGA Reinsurance, a Missouri domiciled stock life insurance company, is wholly owned by RCM, a wholly owned subsidiary of RGA. As of December 31, 2000, RGA Reinsurance and RCM had regulatory capital and surplus of $499.1 million and $493.0 million, respectively.

         The Company's Canada operations, which represented 12.6% of the Company's business as measured by 2000 net premiums, is conducted primarily through RGA Canada, an indirect subsidiary of RGA International. RGA International, a wholly owned subsidiary of RGA, is a federally incorporated, marketing and insurance holding company which owns 100% of RGA Canada Management, also a federally incorporated holding company, which in turn owns 100% of RGA Canada. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. As of December 31, 2000, RGA Canada had regulatory capital and surplus of $167.7 million.

         The Company's Latin America operations represented 4.6% of the Company's business as measured by 2000 net premiums. The Company conducts reinsurance business in the Latin America region through RGA Reinsurance. Representative offices were opened in Mexico City and Buenos Aires in 1998 and 1999, respectively, to more directly assist clients in these markets. Historically, the Latin America reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Since 1999, the Company has reduced its participation in these types of treaties and is more actively marketing additional types of reinsurance in the region such as traditional individual life, credit, and group life insurance as well as non-traditional reinsurance transactions in Argentina and Mexico. It is anticipated that the mix of business will continue to evolve in the upcoming years. Latin America direct business primarily includes Chilean single premium annuities and Argentine group life and individual universal life products. RGA operates in Argentina through GA Argentina, a wholly owned subsidiary that markets and sells individual, group, credit and universal life and disability insurance. During 2000, the Company sold its Chilean interests.

         The Company's Asia Pacific operations represented 6.7% of the Company's business as measured by total net premiums in 2000. The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong, an office in Japan and an office in Taiwan. In January 1996, RGA formed Australian Holdings, a wholly owned holding company, and RGA Australia, a wholly owned reinsurance company of Australian Holdings licensed to assume life reinsurance in Australia. Business is also conducted through Malaysian Life Reinsurance Group Berhad ("MLRe"), a joint venture in Malaysia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage.

         The Company's other international operations represented 2.1% of the Company's total net premiums for 2000. This segment provides life reinsurance to international clients throughout Europe and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. In April 2000, the Company's UK subsidiary, RGA Reinsurance UK Limited, obtained approval as a licensed UK life reinsurer. The company also opened a representative office in Spain during the second quarter of 2000. In addition, the Company conducts reinsurance through its wholly owned subsidiary, RGA Reinsurance Company of South Africa, Limited, with offices in Cape Town and Johannesburg, South Africa.

         RGA Barbados and RGA Americas were formed and capitalized in 1995 and 1999, respectively, primarily providing reinsurance for a portion of certain business assumed by RGA Reinsurance and other RGA insurance subsidiaries.

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

         RGA operates on a stand-alone basis; however, General American and its affiliates continue to provide certain administrative and selected investment management and advisory services to the Company pursuant to service agreements.

         The transfer of the Reinsurance Division to RGA has had no material effect on the existing reinsurance business of the Reinsurance Division. A small percentage of RGA Reinsurance's business is written through General American pursuant to a marketing agreement. The marketing agreement expired on January 1, 2000. Under the marketing agreement, General American agreed to amend and terminate its existing assumed and retroceded reinsurance agreements pursuant to the Retrocession Agreements only at the direction of RGA Reinsurance, thus giving RGA Reinsurance the contractual right to direct future changes to existing reinsurance agreements. Existing reinsurance agreements executed pursuant to the marketing agreement will continue, but upon the expiration of the marketing agreement, General American was no longer obligated to assume reinsurance business on the Company's behalf or contractually precluded from competing with the Company. The management of General American and MetLife, however, has no current plans to compete with RGA Reinsurance. Moreover, given MetLife's beneficial ownership of RGA's Shares, it would be contrary to MetLife's economic interests for it to compete with RGA Reinsurance. Although primary insurers must look to General American for payment in the first instance with respect to existing reinsurance business written through General American, the Company will be ultimately liable to General American with respect to such reinsurance. General American charges RGA Reinsurance quarterly an amount equal to, on an annual basis, 0.25% of specified policy-related liabilities that are associated with existing reinsurance treaties written by General American for the benefit of RGA Reinsurance.

         The Company has reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2000, the Company had assets and liabilities related to these agreements totaling $103.3 million and $114.1 million, respectively. Under these agreements, the Company reflected net premiums of approximately $144.0 million, $130.3 million, and $111.5 million in 2000, 1999, and 1998, respectively. The net premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries, including GenAmerica. The pre-tax gain (loss) on this business was approximately $17.8 million, ($31.0) million, and $17.7 million in 2000, 1999, and 1998, respectively.

Ratings

         The ability of RGA Reinsurance to write reinsurance partially depends on its financial condition and its ratings. In December 2000, RGA Reinsurance's and RGA Canada's ratings were upgraded to "A+" (Superior) from "A" (Excellent). The rating actions reflect the Company's strong franchise in the North American life reinsurance market, high level of expertise in assessing mortality risk which has led to sustained earnings growth in its core businesses, high quality balance sheet, and strong risk-adjusted capitalization. In addition, the ratings reflect the implicit and explicit benefits the Company derives from its affiliation with MetLife, the second largest life insurance company in the U.S., based on assets. A.M. Best's ratings are based upon an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. A.M. Best's ratings for insurance companies currently range from "A++" to "F", and some companies are not rated. Publications of A.M. Best indicate that "A+" and "A" ratings are assigned to companies that have, on balance, superior and excellent financial strength, operating performance and market profile, respectively, when compared to the standards established by the A.M. Best Company. Additionally, the publications indicate that companies with "A+" and "A" ratings generally have a very strong or strong ability, respectively, to meet their ongoing obligations to policyholders. In evaluating a company's financial strength and operating performance, A.M. Best reviews the company's profitability, leverage, and liquidity as well as its spread of risk, the quality and appropriateness of its reinsurance program, the quality and diversification of its assets, the adequacy of its policy or loss reserves, the adequacy of its surplus, its capital structure, management's experience and objectives, and its perception of policyholders' confidence.

         RGA Reinsurance also maintains ratings from Standard & Poor's ("S & P") and Moody's Investor Services ("Moody's"). S & P has assigned RGA Reinsurance a financial strength rating of "AA". A rating of "AA" by S & P means that, in S & P's opinion, the insurer has very strong financial security characteristics, differing only slightly from those rated higher. Moody's has assigned RGA Reinsurance a rating of "A1". A Moody's "A1" rating means that Moody's believes that the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Additionally, RGA has an "A" and "A3" long-term debt rating from S&P and Moody's, respectively.

         A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Regulation

         RGA Reinsurance and RCM; RGA Canada; GA Argentina; RGA Barbados, RGA Americas, and Triad Re, Ltd.; RGA Australia; RGA South Africa; and RGA UK; are regulated by authorities in Missouri, Canada, Argentina, Barbados, Australia, South Africa, and the United Kingdom, respectively. RGA Reinsurance is subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Missouri law imposes restrictions on the amounts and type of investments insurance companies like RGA Reinsurance may hold.

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

         RGA Reinsurance, RCM, and RGA Canada are required to file annual, semi-annual, or quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, RGA Reinsurance, RCM, and RGA Canada are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized, or accredited. The most recent examination of RGA Reinsurance by the Missouri Department of Insurance was completed for the year ended

December 31, 1999. The result of this examination contained no material adverse findings. RCM was licensed in April 2000 and has not subsequently been examined by the Missouri Department of Insurance. RGA Canada, which was formed in 1992, was last reviewed by the Canadian Superintendent of Financial Institutions for the year ended December 31, 1999. The result of this examination contained no material adverse findings.

         RGA Australia is required to file a quarterly statistical return and annual financial statement with the Australian Prudential Regulation Authority ("APRA"). RGA Australia is subject to additional reviews by the APRA on an as required basis. In August 1997, RGA Australia was reviewed by the APRA's predecessor, the Insurance and Superannuation Commission of Australia with no material adverse findings.

         RGA UK is required to file a quarterly statistical return and annual financial statement with the Financial Services Authority ("FSA").

         RGA South Africa is required to file a quarterly statistical return and annual financials statement with the Financial Services Board ("FSB").

         RGA Barbados, RGA Americas, and Triad Re, Ltd., are required to file an annual financial statement with the Office of the Supervisor of Insurance of Barbados.

         GA Argentina as a direct life insurance company is required to file annual and quarterly statutory financial statements in Argentina which are reviewed by external auditors and filed with the Superintendencia de Seguros de la Nacion ("Superintendencia-Argentina"). Additionally, GA Argentina is subject to periodic examination by the Superintendencia-Argentina. The most recent examination by the Superintendencia-Argentina was in May 2000. The results of this examination were discussed with management and all adjustments, which were not material to the Company's results of operations, were reflected during 2000.

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

         As a result of this review, the NAIC adopted the Valuation of Life Insurance Policies Model Regulation (the "Model Regulation"). Several states have subsequently enacted legislation based on the Model Regulation, and other states are considering enacting similar legislation. Legislation based on the Model Regulation primarily impacts level term life insurance products with current premiums guaranteed for more than five years. Companies with these products generally will have to increase reserves above the current levels or limit the period of guaranteed premiums to five years. The Model Regulation also affects the reserve requirements for other increasing premium products, deficiency reserves and certain benefit guarantees in universal life products. The Model Regulation does not affect the financial statements of the Company prepared in accordance with GAAP; however, the Model Regulation may affect the statutory financial statements of the subsidiaries.

         In addition to the above regulatory changes being reexamined and considered by the NAIC, the NAIC has completed its codification of statutory accounting principles. The purpose of such codification is to establish a uniform set of accounting rules and regulations ("SSAP") for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. The effective date of the uniform statutory accounting principles is January 1, 2001. As of December 31, 2000, the State of Missouri has not amended its laws and rules to closely mirror SSAP, but the Missouri Department of Insurance has instructed its domestic insurers to conform to the new codified SSAP in anticipation of changes to applicable Missouri laws and rules during 2001. However, the Missouri Department of Insurance cannot determine to what extent the amended Missouri laws and rules will mirror SSAP. The Company has determined that the net effect of codification in accordance with the NAIC's SSAP would not be material to the Company's financial position or results of operations.

         Capital Requirements

         Guidelines on Minimum Continuing Capital and Surplus Requirements ("MCCSR") became effective for Canadian insurance companies in December 1992, and Risk-Based Capital ("RBC") guidelines promulgated by the National Association of Insurance Commissioners ("NAIC") became effective for U.S. companies in 1993. The MCCSR risk-based capital guidelines, which are applicable to RGA Canada, prescribe surplus requirements and consider both assets and liabilities in establishing solvency margins. The RBC guidelines, applicable to RGA Reinsurance and RCM, similarly identify minimum capital requirements based upon business levels and asset mix. RGA Canada, RCM, and RGA Reinsurance maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in Argentina, Australia, Barbados, South Africa and United Kingdom also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company's subsidiaries in Argentina, Australia, Barbados, South Africa and United Kingdom meet the minimum capital requirements in their respective jurisdiction. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which the Company operates may have on the financial condition or operations of the Company or its subsidiaries.

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

         In addition, Canadian federal insurance laws and regulations generally prohibit transactions between insurance companies and related parties, with certain specified exceptions. Permitted related-party transactions must be on terms that are at least as favorable to the insurance company as market terms and conditions as defined in the Canadian federal insurance laws and regulations. Reinsurance agreements pursuant to which an insurance company causes itself to be reinsured with related parties are restricted unless (i) the reinsurance is taken out in the ordinary course of business, and (ii) the related party is either a Canadian insurance company or a foreign insurance company duly registered in Canada or receives prior regulatory approval. Reinsurance agreements pursuant to which an insurance company reinsures risks undertaken by a related party are restricted unless the reinsurance is taken out in the ordinary course of business.

Restrictions on Dividends and Distributions

         Current Missouri law (applicable to Reinsurance Group of America, Incorporated, RCM, and RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. RCM's allowable dividend without prior approval for 2001 is approximately $49.3 million pursuant to this calculation. RGA Reinsurance's allowable dividend without prior approval for 2001 is approximately $80.6 million pursuant to this calculation. Dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). As of December 31, 2000, RCM and RGA Reinsurance had unassigned surplus of approximately $38.9 million and $67.1 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, who in turn has the ability to pay dividends to RGA.

         In contrast to current Missouri law, the NAIC Model Insurance Holding Company Act (the "Model Act") defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or in what form Missouri will enact a new measure for extraordinary dividends. The maximum amount available for payment on dividends in 2001 by RGA Reinsurance under the Model Act without prior approval of the Missouri Director of Insurance would have been $49.9 million at December 31, 2000. RCM would not be able to pay a dividend under this formula due to its loss from operations during 2000.

         In addition to the foregoing, Missouri insurance laws and regulations require that the statutory surplus of RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Missouri Director of Insurance may bring an action to enjoin or rescind the payment of a dividend or distribution by RGA Reinsurance or RCM that would cause its statutory surplus to be inadequate under the standards of Missouri.

         Under the corporate law and regulations of New Brunswick applicable to RGA International and RGA Canada Management, dividends may be declared and paid unless there are reasonable grounds for believing either that the corporation is, or would after the payment be, unable to pay its liabilities when due or that the realizable value of its assets would be less than the aggregate of its liabilities and stated capital of all classes. RGA Canada may not pay a dividend if there are reasonable grounds for believing that RGA Canada is, or the payment of the dividend would cause RGA Canada to be, in contravention of any regulation made by the Governor in Council and the guidelines adopted by the Superintendent of Financial Institutions respecting the maintenance by life companies of adequate and appropriate forms of liquidity. The Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. Moreover, RGA Canada must give notice to the Superintendent of Financial Institutions of the declaration of any dividend at least ten days prior to the day fixed for its payment. The maximum amount available for payment of dividends by RGA Canada to RGA Canada Management under the Canadian MCCSR guidelines was $28.7 million at December 31, 2000.

Default or Liquidation

         In the event of a default on any debt that may be incurred by RGA or the bankruptcy, liquidation, or other reorganization of RGA, the creditors and stockholders of RGA will have no right to proceed against the assets of RCM, RGA Reinsurance, RGA Canada, or other insurance or reinsurance company subsidiaries of RGA. If RCM or RGA Reinsurance were to be liquidated, such liquidation would be conducted by the Missouri Director of Insurance as the receiver with respect to such insurance company's property and business. If RGA Canada were to be liquidated, such liquidation would be conducted pursuant to the general laws relating to the winding-up of Canadian federal companies. In both cases, all creditors of such insurance company, including, without limitation, holders of its reinsurance agreements and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions made to it prior to commencement of the liquidation proceedings, and, if the subsidiary was insolvent at the time of the distribution, shareholders of RGA might likewise be required to refund dividends subsequently paid to them.

         In addition to RCM, RGA Reinsurance and RGA Canada, the Company has an interest in licensed insurance subsidiaries in Australia, Argentina, Malaysia, South Africa, and the United Kingdom. In the event of default or liquidation, the rules and regulations of the appropriate governing body in the country of incorporation would be followed.

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

Risk Management

         In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $2.5 million of coverage per individual life. Effective January 1, 2001, the Company increased its retention to $4.0 million of coverage per individual life. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

         Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance or RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. As of December 31, 2000, substantially all retrocession pool members in this excess retention pool followed by the A.M. Best Company were rated "A-" or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

         The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

         The Company has catastrophe insurance coverage issued by 6 insurers rated "A" or higher by A.M. Best as of December 31, 2000, that provides benefits of up to $100.0 million per occurrence for claims involving three or more deaths in a single accident, with a deductible of $1.5 million per occurrence. This coverage is terminable annually as of August 13 with 90 days prior notice. The Company believes such catastrophe insurance coverage adequately protects it from risks associated with multiple deaths in a single accident of reinsured lives. Additionally, through December 31, 2000, the Company retained a maximum of $2.5 million of coverage per individual life. Effective January 1, 2001, the Company increased its retention to $4.0 million of coverage per individual life.

         RGA Canada's policy is normally to retain up to C$100,000 of individual life and up to C$100,000 of Accidental Death and Dismemberment liability on any one life. RGA Canada retrocedes amounts in excess of its retention mostly to RGA Reinsurance directly or through General American. Retrocessions are arranged through RGA Reinsurance's retrocession pool. RGA Canada has never experienced a default in connection with its retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from its retrocessionaires. However, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

         For other international business, the Company retains up to $2.5 million for U.S., Canadian, Australian, and New Zealand currency-denominated business. For other currencies and for countries with higher risk factors, the Company systematically reduces its retention. The Argentine subsidiary cedes business in excess of $40,000. RGA Australia has a retrocession arrangement with RGA Reinsurance in which life risks above $100,000 Australian dollars are retroceded to RGA Reinsurance. RGA UK has a retrocession arrangement such that life risks above (pound)100,000 are retroceded to RGA Americas. RGA South Africa has a retrocession arrangement such that life risks above R200,000 are retroceded to RGA Americas. On an aggregate basis among all of its subsidiaries, the Company does not retain more than $2.5 million on any one life.

Underwriting

         Facultative. Senior management has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of business written as well as its pricing. The Company's underwriting process emphasizes close collaboration among its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology; however, no assurance can be given that all relevant information has been analyzed or that additional risks will not materialize. These policies, procedures, and standards are documented in an on-line underwriting manual.

         The Company's management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the client company's applications and medical requirements, and assessing financial information and any medical impairments. Most facultative applications involve a prospective insured with multiple impairments, such as heart disease, high blood pressure, and diabetes, requiring a difficult underwriting assessment. To assist its underwriters in making this assessment, the U.S. life operations employ two full-time and one part-time medical directors, as well as a medical consultant.

         Automatic. The Company's management determines whether to write automatic reinsurance business by considering many factors, including the types of risks to be covered; the ceding company's retention limit and binding authority, product, and pricing assumptions; and the ceding company's underwriting standards, financial strength and distribution systems. For automatic business, the Company ensures that the underwriting standards and procedures of its ceding companies are compatible with those of RGA. To this end, the Company conducts periodic reviews of the ceding companies' underwriting and claims personnel and procedures.

         AIDS. Since 1987, the U.S. life insurance industry has implemented the practice of antibody blood testing to detect the presence of the HIV virus associated with Acquired Immune Deficiency Syndrome ("AIDS"). Prior to the onset of routine antibody testing, it was possible for applicants with AIDS to purchase significant amounts of life insurance. Since 1987, the Company has adopted guidelines used by all operations regarding HIV testing for life insurance risks.

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

Competition

         Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that RGA Reinsurance's primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental Life


Insurance Company, Swiss Re Life of America, ING Re, and Lincoln National Corporation. However, within the reinsurance industry, this can change from year to year. The Company believes that RGA Canada's major competitors in the Canadian life reinsurance market are Employers Reassurance Corporation, Lincoln National Life Insurance Company, Munich Reinsurance Company, and Swiss Re Life and Health Canada.

         The international life operations compete with subsidiaries of several U.S. individual and group life insurers and reinsurers and other internationally based insurers and reinsurers, some of which are larger and have access to greater resources than the Company. Competition is primarily on the basis of price, service, and financial strength.

Employees

         As of December 31, 2000, the Company had 601 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, Australia, Japan, Taiwan, South Africa, and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.

C.       SEGMENTS

         The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, and joint and last survivor insurance, as well as annuities, financial reinsurance, and direct premiums which include single premium pension annuities, universal life, and group life. Generally, the Company, through a subsidiary, has provided reinsurance and, to a lesser extent, insurance for mortality and morbidity risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks. RGA Reinsurance has written a small amount of primary insurance on General American directors and officers, and a small amount of short-term life insurance.

         The following table sets forth the Company's gross and net premiums attributable to each of its segments for the periods indicated:

                        GROSS AND NET PREMIUMS BY SEGMENT
                              (dollars in millions)


                                               Year Ended December 31,
                                 ------------------------------------------------------
                                       2000              1999                1998
                                 ----------------   ----------------   ----------------
                                  Amount      %      Amount      %      Amount     %
                                 --------   -----   --------   -----   --------   -----
GROSS PREMIUMS:
U.S. operations                  $1,210.9    74.5   $1,158.2    73.1   $  902.9    71.4
Canada operations                   218.0    13.4      219.1    13.8      192.9    15.2
Latin America operations             64.2     4.0      105.5     6.7      108.3     8.6
Asia Pacific operations             100.7     6.2       76.6     4.8       56.9     4.5
Other international operations       30.5     1.9       25.4     1.6        3.7     0.3
                                 --------   -----   --------   -----   --------   -----
                 Total           $1,624.3   100.0   $1,584.8   100.0   $1,264.7   100.0
                                 ========   =====   ========   =====   ========   =====

NET PREMIUMS:
U.S. operations                  $1,038.9    74.0   $  950.4    72.2   $  716.2    70.5
Canada operations                   176.3    12.6      162.5    12.4      144.8    14.2
Latin America operations             64.9     4.6      104.2     7.9       98.7     9.7
Asia Pacific operations              94.3     6.7       73.9     5.6       53.0     5.2
Other international operations       29.7     2.1       24.6     1.9        3.7     0.4
                                 --------   -----   --------   -----   --------   -----
         Total                   $1,404.1   100.0   $1,315.6   100.0   $1,016.4   100.0
                                 ========   =====   ========   =====   ========   =====


         The following table sets forth selected information concerning assumed reinsurance business in force for the Company's U.S., Canada, Latin America, Asia Pacific, and other international segments for the indicated periods. (The term "in force" refers to face amounts or net amounts at risk.)

                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                              (dollars in billions)

                                              Year Ended December 31,
                                 ------------------------------------------------
                                      2000              1999           1998
                                 --------------   --------------   --------------
                                 Amount     %     Amount     %     Amount     %
                                 ------   -----   ------   -----   ------   -----
U.S. operations                  $412.7    75.6   $345.7    77.4   $255.7    77.3
Canada operations                  54.3    10.0     45.8    10.2     35.5    10.7
Latin America operations           44.6     8.2     31.9     7.1     35.1    10.7
Asia Pacific operations            31.9     5.8     22.1     5.0      3.8     1.1
Other international operations      2.4     0.4      1.4     0.3      0.5     0.2
                                 ------   -----   ------   -----   ------   -----
Total                            $545.9   100.0   $446.9   100.0   $330.6   100.0
                                 ======   =====   ======   =====   ======   =====


         Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, the exercise of recapture options, changes in foreign exchange, and any other changes in the amount of insurance in force). As a result of terminations, assumed in force amounts at risk of $59.3 billion, $48.6 billion, and $21.6 billion were released in 2000, 1999, and 1998, respectively.

         The following table sets forth selected information concerning assumed new business volume for the Company's U.S., Canada, Latin America, Asia Pacific, and other international operations for the indicated periods. (The term "volume" refers to face amounts or net amounts at risk.)

                         NEW BUSINESS VOLUME BY SEGMENT
                              (dollars in billions)

                                              Year Ended December 31,
                                 ------------------------------------------------
                                      2000              1999           1998
                                 --------------   --------------   --------------
                                 Amount     %     Amount     %     Amount     %
                                 ------   -----   ------   -----   ------   -----
U.S. operations                  $115.7    71.8   $121.3    73.6   $102.7    82.2
Canada operations                  13.8     8.6      9.4     5.7     12.8    10.2
Latin America operations           21.3    13.2     20.6    12.5      7.2     5.8
Asia Pacific operations             9.7     6.0     12.5     7.5      2.2     1.8
Other international operations      0.6     0.4      1.1     0.7      0.1      --
                                 ------   -----   ------   -----   ------   -----
Total                            $161.1   100.0   $164.9   100.0   $125.0   100.0
                                 ======   =====   ======   =====   ======   =====


Additional information regarding the operations of the Company's segments and geographic operations is contained in Note 17 to the Consolidated Financial Statements within Item 8 of Part II.

U.S. Operations

         The U.S. operations represented 74.0%, 72.2%, and 70.5%, of the Company's net premiums in 2000, 1999, and 1998, respectively. The U.S. operations market life reinsurance, reinsurance of asset-intensive products and financial reinsurance through RGA Reinsurance, primarily to the largest U.S. life insurance companies.

         Traditional

         The U.S. traditional reinsurance subsegment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business.

         In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2000, reinsurance of such policies was reflected in interest sensitive contract reserves of approximately $1,217.5 million and policy loans of $706.9 million.

         The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operation's marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and has been an effective means of expanding the U.S. operation's automatic business. In 2000, 1999, and 1998, approximately 29.1%, 30.2%, and 35.5%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment. This percentage has decreased over the past several years due to the increase in premiums from large automatic treaties on in force business.

         Only a portion of approved facultative applications result in paid reinsurance. This is because applicants for impaired risk policies often submit applications to several primary insurers, which in turn seek facultative reinsurance from several reinsurers. Ultimately, only one insurance company and one reinsurer are likely to obtain the business. The Company tracks the percentage of declined and placed facultative applications on a client-by-client basis and generally works with clients to seek to maintain such percentages at levels deemed acceptable.

         Mortality studies performed by the Company have shown that its facultative mortality experience is comparable to its automatic mortality experience relative to expected mortality rates. Because the Company applies its underwriting standards to each application submitted to it facultatively, it generally does not require ceding companies to retain a portion of the underlying risk when business is written on a facultative basis.

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

         Because the Company does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. operations generally require ceding companies to keep a portion of the business written on an automatic basis, thereby increasing the ceding companies' incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.

         Non-traditional Business

         The Company also provides non-traditional reinsurance of asset-intensive products and financial reinsurance. Asset-intensive business includes the reinsurance of corporate-owned life insurance and annuities. The Company earns investment income on the deposits underlying the asset-intensive products, which is largely offset by earnings credited and paid to the ceding companies. Financial reinsurance assists ceding companies in meeting applicable regulatory requirements and enhances ceding companies' financial strength and regulatory surplus position.

         Asset Intensive Business

         Reinsurance business in which the investment risk is reinsured is referred to as asset-intensive business. Asset-intensive business includes the reinsurance of corporate-owned life insurance and annuities. Most of these agreements are coinsurance or modified coinsurance of nonmortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

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

         Financial Reinsurance

         The Company's financial reinsurance subsegment assists ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies' financial strength and regulatory surplus position. The Company commits cash or assumes insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.

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

CUSTOMER BASE

         The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies and currently has treaties with most of the top 100 companies. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2000, 54 clients had annual gross premiums of $5 million or more and the aggregate gross premiums from these clients represented approximately 91.2% of 2000 U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same holding company structure are combined.

         In 2000, no single non-affiliated U.S. client accounted for more than 10% of the Company's consolidated gross premiums; however, three non-affiliated clients ceded more than 5% of U.S. life gross premiums. Together they ceded $253.1 million, or 20.9%, of U.S. operations gross premiums in 2000.

         MetLife and its affiliates generated approximately $174.9 million or 14.4% of U.S. operation's gross premium for 2000.

OPERATIONS

         During 2000, substantially all gross U.S. life business was obtained directly, rather than through brokers. The Company has an experienced marketing staff that works to maintain existing relationships and to provide responsive service.

         The Company's auditing, valuation and accounting department is responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.

         The Company's claims department (i) reviews and verifies reinsurance claims, (ii) obtains the information necessary to evaluate claims, (iii) determines the Company's liability with respect to claims, and (iv) arranges for timely claims payments. Claims are subjected to a detailed review process to ensure that the risk was properly ceded, the claim complies with the contract provisions, and the ceding company is current in the payment of reinsurance premiums to the Company's operations. The claims department also investigates claims generally for evidence of misrepresentation in the policy application and approval process. In addition, the claims department monitors both specific claims and the overall claims handling procedure of ceding companies.

         Claims personnel work closely with their counterparts at client companies to attempt to uncover fraud, misrepresentation, suicide, and other situations where the claim can be reduced or eliminated. By law, the ceding company cannot contest claims made after two years of the issuance of the underlying insurance policy. By developing good working relationships with the claims departments of client companies, major claims or problem claims can be addressed early in the investigation process. Claims personnel review material claims presented to the Company in detail to find potential mistakes such as claims ceded to the wrong reinsurer and claims submitted for improper amounts.

Canada Operations

         The Canada operation represented 12.6%, 12.4%, and 14.2%, of the Company's net premiums in 2000, 1999, and 1998, respectively. In 2000, the Canadian life operations assumed $13.8 billion in new business. Of this amount, $8.5 billion was recurring new business and $5.3 billion resulted from new assumed in force blocks. Approximately 88% of the 2000 recurring new business was written on an automatic basis.

         The Company operates in Canada primarily through RGA Canada, a wholly-owned company. RGA Canada is a leading life reinsurer in Canada and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and critical illness products. More than 90% of RGA Canada's premium income is derived from the life reinsurance products.

         Clients include virtually all of Canada's principal life insurers. In 2000, no Canadian client accounted for more than 10% of the Company's consolidated gross premiums. However, one client accounted for more than 10% of the Canada operation's gross premiums. This client ceded $66.7 million, or 30.6%, of the Canada operation's gross premiums in 2000. No other clients represented more than 5% of Canada's gross premiums. The Canada operation competes with a small number of individual and group life reinsurers. The Canada operation competes primarily on the basis of price, service, and financial strength.

         RGA Canada maintains a staff of sixty-three people at the Montreal office and fourteen people in an office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

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

Latin America Operations

         The Latin American operations represented 4.6%, 7.9%, and 9.7%, of the Company's net premiums in 2000, 1999, and 1998, respectively. The Company conducts reinsurance business in the Latin American region through RGA Reinsurance. During 1999, a representative office was opened in Buenos Aires and during 1998 a representative office was opened in Mexico City to more directly assist clients in these markets. Historically, the Latin American reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Since 1999, the Company has reduced its participation in these types of treaties and is more actively marketing additional types of reinsurance in the region such as traditional individual life, credit, and group life insurance as well as non-traditional reinsurance transactions in Argentina and Mexico. It is anticipated that the mix of business will continue to evolve in the upcoming years.

         Direct insurance has been generated primarily from subsidiaries in Chile and Argentina. During April 2000, the Company sold its Chilean interests.

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

         The Latin American reinsurance operations are primarily supported by the Latin American Division of RGA Reinsurance based in St. Louis with a staff of ten people in St. Louis, four people in a representative office in Mexico and three people in a representative office in Argentina. The division provides bilingual underwriting, actuarial, claims, pricing, marketing, and administrative support. Claims, accounting, and systems support are provided on a corporate basis through the Company's operations in St. Louis. GA Argentina maintains a staff of 70 people in Buenos Aires, Argentina, and employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

Asia Pacific Operations

         The Asia Pacific operations represented 6.7%, 5.6%, and 5.2%, of the Company's net premiums in 2000, 1999, and 1998, respectively. The Company has a presence in the Asia Pacific region with a licensed branch office in Hong Kong and representative offices in Tokyo and Taiwan. The Company also established a reinsurance subsidiary in Australia in January 1996.

         Within the Asia Pacific segment, seven people were on staff in the Hong Kong office, nine people were on staff in the Tokyo office, six people were on staff in the Taiwan office, and RGA Australia maintained a staff of twenty-two people in Sydney. The Hong Kong, Tokyo and Taiwan offices primarily provide marketing and underwriting service to the direct life insurance companies with other service support provided directly by the Company's St. Louis operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administration service with additional support provided by the Company's St. Louis operations.

Other International Operations

         The other international operations represented 2.1%, 1.9%, and 0.4% of the Company's net premiums in 2000, 1999, and 1998 respectively. This segment provides life reinsurance to clients located in Europe (primarily in the United Kingdom and Spain) and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements.

         During 2000, the Company's United Kingdom subsidiary, RGA Reinsurance UK Limited ("RGA UK"), obtained approval as a licensed United Kingdom life reinsurer, operating in the United Kingdom. The Company opened a representative office in Spain during the second quarter of 2000. In 1998, the Company had established RGA South Africa, with offices in Cape Town and Johannesburg to promote life reinsurance in South Africa. The Company also participates as a Corporate Name supporting life syndicate 429 at Lloyd's of London.

         In the United Kingdom, an increasing number of insurers are ceding the mortality and accelerated critical illness (pays on earlier of death or critical illness) covers on a quota share basis creating reinsurance opportunities. The reinsurers present in the market include the main global players with which RGA competes in other markets as well.

         In South Africa, the Company's subsidiary has managed to establish a substantial position in the facultative market, through excellent service and competitive pricing. The Company is concentrating on the life insurance market, as opposed to competitors that are also in the health market.

         The Company's subsidiaries in the United Kingdom and South Africa employ their own underwriting, actuarial, claims pricing, accounting, marketing and administration staff. Divisional management through RGA International based in Toronto provides additional services for existing and future markets. RGA International had a staff of thirteen people, operations in the United Kingdom maintained a staff of twelve people, RGA South Africa maintained a staff of twenty-one people, and two people were on staff in the Madrid office.

Discontinued Operations

         As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company's discontinued accident and health divisions may be found in Note 21 to the Consolidated Financial Statements within Item 8 of Part II.

         D.       FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

         The Company's foreign operations are primarily in Canada, Latin America, the Asia Pacific region, which includes Australia, and Europe. Revenue, income (loss) which includes net realized gains (losses) before income tax and minority interest, and identifiable assets attributable to these geographic regions were identified in Note 17 to the Consolidated Financial Statements within Item 8 of Part II.

         E.       EXECUTIVE OFFICERS OF THE REGISTRANT

         For information regarding the executive officers of the Company, see
Part III, Item 10, entitled "Directors and Executive Officers of the
Registrant."

Item 2.       PROPERTIES

         RGA Reinsurance houses its employees and the majority of RGA's officers in approximately 116,000 square feet of office space at 1370 Timberlake Manor Parkway, Chesterfield, Missouri. These premises are leased through August 31, 2009, at annual rents ranging from approximately $2,000,000 to $2,400,000.

         RGA Reinsurance also conducts business from approximately 1,400 square feet in Norwalk, Connecticut, 2,979 square feet of office space located in Hong Kong, approximately 2,900 square feet of office space located in Tokyo, Japan, and 2,800 square feet of office space in Taipei, Taiwan. The rental expenses paid by RGA Reinsurance under these leases during 2000 were approximately $22,000, $166,000, $293,000, and $51,000 for Norwalk, Hong Kong, Tokyo, and
Taipei, respectively. RGA Australia conducts business from approximately 20,700 square feet of office space located in Sydney, Australia and paid approximately $98,000 during 2000 for lease expense. The Norwalk, Hong Kong, Tokyo, and Taipei leases expire in December 2002, October 2002, January 2002, and October, 2003, respectively. The Sydney lease expires in October 2003.

         RGA Reinsurance also conducts business from approximately 1,500 square feet of office space in Mexico City, Mexico. The rental expenses paid by RGA Reinsurance under the lease during 2000 were approximately $22,000. The lease expires in December 2001.

         General American Argentina conducts business from approximately 11,000 square feet of office space in Buenos Aires, Argentina, pursuant to several leases. Rental expense paid for the office was approximately $179,000 during 2000. Two of the Buenos Aires leases expire in 2001, and three in 2002.

         RGA Argentina conducts business from approximately 800 square feet of office space in Buenos Aires, Argentina. The rental expenses paid by RGA Argentina under the lease during 2000 were approximately $28,000. The lease expires in December 2001.

         RGA Canada's operations are conducted from approximately 12,480 square feet of office space located in Montreal, Canada. The lease with respect to such space expires in 2010. Rental expenses paid by RGA Canada under the lease during 2000 were approximately $289,000. RGA Canada also sub-leased approximately 800 square feet of space in Montreal, Canada. The sub-lease expired in 2000. The rental expenses paid by RGA Canada under the sub-lease during 2000 were approximately $10,000. RGA Canada also leases approximately 5,900 square feet of space in Toronto, Canada. This lease expires in 2005. The rental expenses paid by RGA Canada under the Toronto lease during 2000 were approximately $155,000. RGA International conducts operations from approximately 9,800 square feet of office space located in Toronto, Canada. The lease with respect to such space expires in 2007. The rental expenses paid by RGA International under the lease during 2000 were approximately $285,000.

         RGA UK Reinsurance conducts business from approximately 3,000 square feet of office space in London, England. The rental expenses paid by RGA UK Reinsurance under the lease during 2000 were approximately $328,000. The lease expires in 2009.

         RGA South Africa conducts business from approximately 5,300 square feet of office space in Cape Town and 3,600 square feet of office space located in Johannesburg, South Africa. The rental expenses paid by RGA South Africa under the leases during 2000 were approximately $20,000 and $24,000 for Cape Town and Johannesburg respectively. The leases expire in September 2003 and May 2004 for Cape Town and Johannesburg respectively.

         The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for our current and projected future requirements.

Item 3.       LEGAL PROCEEDINGS

         The Company is currently a party in arbitrations that involve three separate group medical reinsurance coverages as discussed in Note 21 to the consolidated financial statements. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending arbitration or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of Management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of 2000.

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

         Information about the market price of the Company's common equity, dividends and related stockholder matters is contained in Item 8 under the caption "Quarterly Data (Unaudited)" and in Item 1 under caption "Restrictions on Dividends and Distributions". Additionally, Insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item I under the caption "Restrictions on Dividends and Distributions".

Item 6.       SELECTED FINANCIAL DATA

         The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2000, have been prepared in accordance with accounting principals generally accepted in the United States of America for stock life insurance companies. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidate Financial Statements and the Notes to the Consolidated Financial Statements appearing in Part II Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(Dollars in millions, except per share and operating data)

YEARS ENDING DECEMBER 31,                                            2000         1999         1998           1997         1996
Income Statement Data
Revenues:

     Net premiums                                                $  1,404.1    $  1,315.6    $  1,016.4    $    744.8    $    617.7
     Investment income, net of related expenses                       326.5         340.3         301.8         187.1         135.8
     Realized capital (losses) gains                                  (28.7)        (75.3)          3.1           0.3           0.9
     Other income                                                      23.8          26.5          23.2          46.0          16.8
                                                                 ----------    ----------    ----------    ----------    ----------
        Total revenue                                               1,725.7       1,607.1       1,344.5         978.2         771.2

Benefits and expenses:
     Claims and other policy benefits                               1,103.6       1,067.1         797.9         569.1         463.5
     Interest credited                                                104.8         153.1         153.2          92.3          54.7
     Policy acquisition costs and other insurance expenses            243.5         218.3         188.5         148.1         118.1
     Other expenses                                                    80.9          64.5          58.0          47.5          37.5
     Interest expense                                                  17.6          11.0           8.8           7.8           6.2
                                                                 ----------    ----------    ----------    ----------    ----------
        Total benefits and expenses                                 1,550.4       1,514.0       1,206.4         864.8         680.0
                                                                 ----------    ----------    ----------    ----------    ----------

     Income from continuing operations before income
        taxes and minority interest                                   175.3          93.1         138.1         113.4          91.2

        Provision for Income taxes                                     69.2          39.1          49.1          40.4          33.1
                                                                 ----------    ----------    ----------    ----------    ----------

     Income from continuing operations before minority interest       106.1          54.0          89.0          73.0          58.1

        Minority interest in earnings (losses) of consolidated
          subsidiaries                                                  0.3           1.0          (0.7)          0.4           0.3
                                                                 ----------    ----------    ----------    ----------    ----------


     Income from continuing operations                                105.8          53.0          89.7          72.6          57.8

     Discontinued operations:

        Loss from discontinued accident and health operations,
          net of income taxes                                         (28.1)        (12.1)        (27.6)        (18.0)         (2.7)
                                                                 ----------    ----------    ----------    ----------    ----------

     Net income                                                  $     77.7    $     40.9    $     62.1    $     54.6    $     55.1
                                                                 ==========    ==========    ==========    ==========    ==========

BASIC EARNINGS PER SHARE

Continuing operations                                            $     2.14    $     1.16    $     2.11    $     1.91    $     1.53
Discontinued operations                                          $    (0.57)   $    (0.27)   $    (0.61)   $    (0.47)   $    (0.08)
                                                                 ----------    ----------    ----------    ----------    ----------
Net income                                                       $     1.57    $     0.89    $     1.50    $     1.44    $     1.45

DILUTED EARNINGS PER SHARE

Continuing operations                                            $     2.12    $     1.15    $     2.08    $     1.89    $     1.52
Discontinued operations                                          $    (0.56)   $    (0.27)   $    (0.60)   $    (0.47)   $    (0.08)
                                                                 ----------    ----------    ----------    ----------    ----------
Net income                                                       $     1.56    $     0.88    $     1.48    $     1.42    $     1.44

Weighted average diluted shares, in thousands                        49,920        46,246        42,559        38,406        38,114

Dividends per share on common stock(1)                           $     0.24    $     0.22    $     0.17    $     0.15    $     0.13


BALANCE SHEET DATA

Total investments                                                $  4,560.2    $  3,811.9    $  5,129.6    $  3,634.0    $  2,272.0
Total assets                                                        6,061.9       5,123.7       6,318.6       4,673.6       2,893.7
Policy liabilities                                                  4,617.7       3,998.1       5,053.1       3,558.7       2,068.6
Total long-term debt                                                  272.3         184.0         108.0         106.8         106.5
Stockholders' equity                                                  862.9         732.9         748.5         499.3         425.6
Stockholders' equity per share                                   $    17.51    $    14.68    $    16.52    $    13.21    $    11.14

OPERATING DATA (IN BILLIONS)

Assumed ordinary life reinsurance business in force              $    545.9    $    446.9    $    330.6    $    227.3    $    168.3
Assumed new business production                                       161.1         164.9         125.0          75.9          37.9


(1) Dividends are payable on voting and non-voting shares of common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

The statements included in this Annual Report regarding the Company's business which are not historical facts, including, without limitations, statements and information relating to future financial performance, growth potential, the effect of mortality rates and experience, claims levels, and other statements related to the Company's business, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements include, without limitation, certain statements in the "Letter to Shareholders," "Divisional Highlights," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, or capital expenditures; estimated fair values of fixed rate instruments; estimated cash flows of floating rate instruments; plans for future operations and financing needs, growth prospects and targets; industry trends; trends in or expectations regarding operations and capital commitments; the sufficiency of claims reserves; and assumptions relating to the foregoing. The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe" and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Important factors that could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) market conditions and the timing of sales of investment securities, (2) regulatory action taken by the New York or Missouri Departments of Insurance with respect to Metropolitan Life Insurance Company ("MetLife") or General American Life Insurance Company ("General American") or the Company or its subsidiaries, (3) changes in the credit ratings of the Company, MetLife or General American and the effect of such changes on the Company's future results of operations and financial condition, (4) material changes in mortality and claims experience, (5) competitive factors and competitors' responses to the Company's initiatives, (6) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (7) successful execution of the Company's entry into new markets, (8) successful development and introduction of new products,
(9) the stability of governments and economies in foreign markets in which we operate, (10) fluctuations in U.S. and foreign currency exchange rates, interest rates, and securities and real estate markets, (11) the success of the Company's clients, (12) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries, and (13) other risks and uncertainties described in this Annual Report and in the Company's other filings with the Securities and Exchange Commission.

ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS ABOVE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS, WHICH SPEAK ONLY AS OF MARCH 1, 2001.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2000, Equity Intermediary Company, a Missouri holding company, directly owned approximately 49.0% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American, a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly owned subsidiary of MetLife, a New York life insurance company, on January 6, 2000. On April 7, 2000, MetLife completed a demutualization and became a subsidiary of MetLife, Inc., a publicly traded company. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 58.7% of the outstanding shares of common stock of RGA at December 31, 2000.

The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"); RGA Australian Holdings PTY, Limited ("Australian Holdings"); RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"); RGA International, Ltd. ("RGA International"), a New Brunswick company that serves as a

Canadian marketing and insurance holding company for RGA's Canadian operations; RGA Sudamerica, S.A., a Chilean holding company; RGA Holdings Limited
("RGA UK"), a United Kingdom holding company; General American Argentina Seguros de Vida, S.A. ("GA Argentina"), an Argentine life insurance company; RGA South African Holdings (Pty) Ltd. ("RGA South Africa"), a South African holding company; Benefit Resource Life Insurance Company (Bermuda) Ltd. ("RGA Bermuda"); RGA Americas Reinsurance Company, Ltd.; and Triad Re, Ltd. In addition, the consolidated financial statements include the subsidiaries of RCM, Australian Holdings, RGA International, RGA UK, RGA Sudamerica, S.A., and RGA South Africa subject to an ownership position of fifty percent or more (collectively, the "Company"). During 2000, the Company sold its interest in RGA Sudamerica, S.A. and its subsidiaries, and RGA Bermuda.

RESULTS OF OPERATIONS

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, and income earned on invested assets.

The Company's primary business is life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individual insureds, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of underlying insureds, and the exercise of recapture options by the ceding companies.

Assumed insurance in force for the Company increased $99.0 billion to $545.9 billion at December 31, 2000. Assumed new business production for 2000 totaled $161.1 billion compared to $164.9 billion in 1999 and $125.0 billion in 1998. Significant growth in assumed new business in the U.S. and Canada operations of $129.5 billion provided most of this increase in 2000.

As is customary in the reinsurance business, life insurance clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in the preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected currently.

The Company's profitability primarily depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. A significant fluctuation from period to period could adversely affect the results of operations. The Company has catastrophe insurance coverage issued by 6 insurers rated "A" or higher by A.M. Best as of December 31, 2000, that provides benefits of up to $100.0 million per occurrence for claims involving three or more deaths in a single accident, with a deductible of $1.5 million per occurrence. This coverage is terminable annually as of August 13 with 90 days prior notice. The Company believes such catastrophe insurance coverage adequately protects it from risks associated with multiple deaths in a single accident of reinsured lives. Additionally, through December 31, 2000, the Company retained a maximum of $2.5 million of coverage per individual life. Effective January 1, 2001, the Company increased its retention to $4.0 million of coverage per individual life.

The Company has foreign currency risk on business conducted in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. The Company's operations in Canada transact business in Canadian dollars. The exchange rate from Canadian to U.S. currency was 0.6676, 0.6876, and 0.6535 at December 31, 2000, 1999, and 1998,
respectively. The Company's Latin America operations primarily conduct business in Argentine pesos and, prior to the sale of RGA Sudamerica, S.A., Chilean pesos. The exchange rate from these currencies to the U.S. currency remained relatively stable during 2000, 1999, and 1998. The business generated from the Asia Pacific region is primarily denominated in U.S. dollars, Australian dollars, and Japanese yen. Additionally, the Company processes business in other international currencies including the Great British Pound Sterling and South African Rand. The Company was not materially affected by the decline in the foreign exchange rates during 2000 and 1999.

Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. If a treaty was continuous, a written Preliminary Notice of Cancellation was given, followed by a final notice within 90 days of the expiration date. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. During 2000, the accident and health division lost $28.1 million, including a pre-tax charge of $25.0 million to strengthen its reserves.

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, and direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Company sold its Chilean interests during 2000. Asia Pacific operations provide primarily traditional life reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance Company ("RGA Reinsurance"). Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest.

Prior to September 29, 1999, the U.S. Operations reinsured funding agreements, an asset intensive product from General American. Effective September 29, 1999, General American completed the recapture of the entire block of General American's funding agreement business reinsured by the Company. Prior to the recapture, the Company reinsured approximately 25% of General American's funding agreement business. Pursuant to the recapture transaction, the Company transferred all remaining liabilities related to the funding agreement business and an equivalent amount of assets to General American. In the third quarter of 1999, the Company transferred to General American approximately $1.8 billion in market value of assets. Those assets, consisting primarily of investments in fixed maturity securities and cash, were transferred in satisfaction of $1.8 billion in funding agreement liabilities. The Company incurred an after tax net capital loss of approximately $33.2 million associated with the liquidation of investment securities and the transfer of assets to General American during the third quarter of 1999.

Consolidated income from continuing operations increased 99.4% in 2000 to $105.8 million and decreased 40.9% in 1999 to $53.0 million. Diluted earnings per share from continuing operations were $2.12 for 2000 compared to $1.15 for 1999 and $2.08 for 1998. Earnings during these years were attributed primarily to the strong performance of traditional reinsurance in the U.S. and Canada. Earnings during 1999 were affected by the investment losses incurred in connection with the recapture of the funding agreement business. Further discussion and analysis of the results for 2000 compared to 1999 and 1998 are presented by segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

U.S. OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000
(Dollars in thousands)

                                                                 --------------------------------------------------------
                                                                 TRADITIONAL            Non-traditional         Total
                                                                                  ASSET-        FINANCIAL
                                                                                INTENSIVE      REINSURANCE       U.S.
                                                                 -----------    -----------    -----------    -----------
REVENUES:

  Net premiums                                                   $ 1,036,656    $     2,216    $        --    $ 1,038,872
  Investment income, net of related expenses                         139,688         89,001            (37)       228,652
  Realized investment losses, net                                    (12,206)        (1,066)            --        (13,272)
  Other revenue                                                          321            686         16,370         17,377
                                                                 -----------    -----------    -----------    -----------
     Total revenues                                                1,164,459         90,837         16,333      1,271,629
BENEFITS AND EXPENSES:

  Claims and other policy benefits                                   793,494            (95)            --        793,399
  Interest credited                                                   47,445         55,006             --        102,451
  Policy acquisition costs and other insurance expenses              150,347         23,446          5,457        179,250
  Other operating expenses                                            25,244            802          3,274         29,320
                                                                 -----------    -----------    -----------    -----------
       Total benefits and expenses                                 1,016,530         79,159          8,731      1,104,420

       Income before income taxes and minority interest          $   147,929    $    11,678    $     7,602    $   167,209
                                                                 -----------    -----------    -----------    -----------

FOR THE YEAR ENDED DECEMBER 31, 1999
(Dollars in thousands)

                                                                 --------------------------------------------------------
                                                                 TRADITIONAL            Non-traditional         Total
                                                                                  ASSET-        FINANCIAL
                                                                                INTENSIVE      REINSURANCE       U.S.
                                                                 -----------    -----------    -----------    -----------
REVENUES:

  Net premiums                                                   $   949,054    $     1,380    $        --    $   950,434
  Investment income, net of related expenses                         125,745        124,713             --        250,458
  Realized investment losses, net                                    (17,043)       (65,844)            --        (82,887)
  Other revenue                                                         (597)        12,655         13,180         25,238
                                                                 -----------    -----------    -----------    -----------
     Total revenues                                                1,057,159         72,904         13,180      1,143,243

BENEFITS AND EXPENSES:

  Claims and other policy benefits                                   740,339          1,009             --        741,348
  Interest credited                                                   40,240        109,644             --        149,884
  Policy acquisition costs and other insurance expenses              145,529          2,850          9,370        157,749
  Other operating expenses                                            23,002            623            100         23,725
                                                                 -----------    -----------    -----------    -----------
       Total benefits and expenses                                   949,110        114,126          9,470      1,072,706

       Income (loss) before income taxes and minority interest   $   108,049    $   (41,222)   $     3,710    $    70,537
                                                                 -----------    -----------    -----------    -----------

FOR THE YEAR ENDED DECEMBER 31, 1998
(Dollars in thousands)

                                                        -----------------------------------------------
                                                        TRADITIONAL       Non-traditional       Total
                                                                         ASSET-   FINANCIAL
                                                                       INTENSIVE  REINSURANCE    U.S.
                                                        -----------    ---------  -----------  --------
REVENUES:

  Net premiums                                            $714,876     $  1,368     $     --   $716,244
  Investment income, net of related expenses               106,664      124,808           --    231,472
  Realized investment gains, net                             1,716          655           --      2,371
  Other revenue                                                644            4       17,800     18,448
                                                          --------     --------     --------   --------
     Total revenues                                        823,900      126,835       17,800    968,535

BENEFITS AND EXPENSES:

  Claims and other policy benefits                         538,775        2,258           --    541,033
  Interest credited                                         44,053      107,948           --    152,001
  Policy acquisition costs and other insurance expenses    112,964        6,790       12,942    132,696
  Other operating expenses                                  15,904          740          132     16,776
                                                          --------     --------     --------   --------
       Total benefits and expenses                         711,696      117,736       13,074    842,506

       Income before income taxes and minority interest   $112,204     $  9,099     $  4,726   $126,029
                                                          --------     --------     --------   --------

The U.S. operations segment continued to grow at a strong pace in 2000. Income before income taxes and minority interest totaled $167.2 million, up from $70.5 million in 1999 and $126.0 million in 1998. Income was down in 1999 due to realized losses primarily from liquidating securities in connection with the recapture of the General American funding agreement business. Excluding the realized gains (losses) from investments for the comparable years, income before taxes and minority interest rose 17.6% and 24.1% in 2000 and 1999, respectively
 . These increases are primarily the result of favorable mortality experience on the core traditional block of business, emerging profits from reinsurance of the large in-force blocks and growth in non-traditional reinsurance. Investment income is allocated to the various operating segments on the basis of net capital, and investment performance varies with the composition of investments.

Traditional Reinsurance

The U.S. traditional reinsurance subsegment is the oldest and largest subsegment of the Company. This subsegment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During 2000, production totaled $115.7 billion of new assumed in-force business, compared to $121.3 billion in 1999 and $102.7 billion in 1998. The decrease in 2000 can be attributed to more in-force blocks of business being reinsured in 1999 compared to 2000. This decrease was somewhat offset by continued strong production on new and existing treaties. Management believes industry consolidation, demutualizations, and the trend toward reinsuring mortality risks should continue to provide reinsurance opportunities.

Income before income taxes and minority interest for U.S. traditional reinsurance increased 36.9% and decreased 3.7% in 2000 and 1999, respectively. The increase in income for 2000 was primarily due to premium growth, improved investment performance and favorable mortality experience. The decrease in income for 1999 is attributable to realized investment losses of $17.0 million on securities transactions. Excluding realized investment losses on securities transactions, income before income taxes and minority interest increased 13.2% in 1999.

Net premiums for U.S. traditional reinsurance rose 9.2% and 32.8% in 2000 and 1999, respectively. The 2000 increase in premiums of 9.2% is smaller because not as many in-force blocks were reinsured in the current year. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to continued growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 11.1% and 17.9% in 2000 and 1999, respectively. This increase in both years was due to the continued growth of business in this subsegment from facultative and automatic treaties, which resulted in an increase in the underlying invested asset base.

Realized investment losses of approximately $12.2 million were reported for 2000 compared to $17.0 million in 1999. Included in the net realized losses for 2000 was the write-down of several fixed income securities along with capital losses associated with the sale of some investments. The 1999 losses also included the write-off of the Company's investment in a financial services consulting firm specializing in the development of distribution systems.

The amount of claims and other policy benefits increased 7.2% and 37.4% in 2000 and 1999, respectively. The increases are primarily due to the increased size of the business in force. Claims and other policy benefits, as a percentage of net premiums, were 76.5%, 78.0%, and 75.4% in 2000, 1999, and 1998, respectively.
The lower percentage in 2000 compared to 1999 is the result of good mortality experience. The slightly higher percentage in 1999 is partially the result of large claims reported in the fourth quarter of 1999. Large claims are defined as claims over one million dollars. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term. Analysis of the claims activity suggests no significant variances by cause of death, client company, issue year, or automatic versus facultative which would indicate any pricing or profitability problems.

Interest credited relates to amounts credited on the Company's cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in cash surrender value and changes in interest crediting rates.

The amount of policy acquisition costs and other insurance expenses rose 3.3% and 28.8% in 2000 and 1999, respectively. As a percentage of net premiums, policy acquisition costs and other insurance expenses were 14.5%, 15.3%, and 15.8% in 2000, 1999, and 1998, respectively. These percentages fluctuate slightly due to variations in the mixture of business being written.

Other operating expenses increased 9.7% and 44.6% in 2000 and 1999, respectively. As a percentage of net premiums, other operating expenses were 2.4%, 2.4%, and 2.2% in 2000, 1999, and 1998, respectively. The increase was primarily due to increases in costs associated with the growth of the business.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance subsegment includes the reinsurance of annuities and corporate-owned life insurance. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

Income before income taxes and minority interest increased significantly in 2000 as a result of funding agreement losses incurred in 1999. The funding agreement business in 1999 had a net loss before income taxes and minority interest of approximately $47.8 million, which included pre-tax investment losses of $52.9 million. Substantially all pre-tax investment losses in 1999 were incurred in connection with liquidating securities and the recapture of the funding agreement business by General American. Excluding the impact of the funding agreements, income grew 77.3% in 2000, from $6.6 million to $11.7 million. The income growth was primarily attributable to a new coinsurance agreement on a block of single premium deferred annuities.

Net premiums reported in this subsegment primarily relate to a yearly renewable term treaty that reinsures the mortality risk of a corporate-owned life insurance product.

Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received. The increase in these expenses for 2000 primarily relates to the increase in net acquisition costs of two annuity blocks.

Financial Reinsurance

The U.S. financial reinsurance subsegment includes net fees earned on financial reinsurance agreements and the Company's investment in RGA/Swiss Financial Group, L.L.C. ("RGA/Swiss"). Effective July 1, 2000, the Company increased its ownership of RGA/Swiss from 40% to 80%. For 1998, 1999 and the first six months of 2000, the Company included its equity in the earnings of RGA/Swiss in other income due to the 40% ownership. For the third quarter 2000, results were consolidated and minority interest expense was recorded for the 20% not owned by the Company. Subsequent to the end of the third quarter, the Company acquired the remaining 20% interest and changed the name of RGA/Swiss to RGA Financial Group, L.L.C. ("RGA Financial Group") Financial reinsurance agreements represent low mortality risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes and minority interest increased 104.9% and decreased 21.5% in 2000 and 1999, respectively. The results in 2000 can be primarily attributed to the increased ownership interest in RGA Financial Group coupled with higher amounts of financial reinsurance placed in 2000. The decrease in 1999 was primarily attributable to the decrease in earnings from RGA Financial Group and the net fees earned on financial reinsurance agreements. A decrease in outstanding statutory financial reinsurance contributed to the decrease in 1999. At December 31, 2000, 1999, and 1998, the amount of outstanding statutory financial reinsurance provided to client companies was $498.4 million, $310.0 million, and $512.9 million, respectively.

CANADA OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,                                2000         1999          1998
(Dollars in thousands)
REVENUES:

     Net premiums                                            $ 176,326    $ 162,482    $ 144,784
     Investment income, net of related expenses                 61,950       52,767       38,857
     Realized investment (losses) gains, net                    (1,291)       5,923          617
     Other revenue                                                 318          (38)         482
                                                             ---------    ---------    ---------
            Total revenues                                     237,303      221,134      184,740

BENEFITS AND EXPENSES:

     Claims and other policy benefits                          171,417      154,194      127,821
     Interest credited                                             763        1,799        1,059
     Policy acquisition costs and other insurance expenses      16,563       19,970       26,163
     Other operating expenses                                    8,702        7,292        6,943
                                                             ---------    ---------    ---------
          Total benefits and expenses                          197,445      183,255      161,986

          Income before income taxes and minority interest   $  39,858    $  37,879    $  22,754
                                                             ---------    ---------    ---------

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"). RGA Canada is primarily engaged in traditional individual life reinsurance, including preferred underwriting products. The Canadian operation is one of the leading life reinsurers in Canada. Canadian reinsurance in-force has more than tripled over a five-year period, to approximately $54.3 billion in 2000 from approximately $17.3 billion in 1995. At December 31, 2000, RGA Canada included most of the life insurance companies in Canada as clients.

Income before income taxes and minority interest increased 5.2% in 2000 and 66.5% in 1999. Excluding net realized investment gains, income before taxes and minority interest increased by 28.8% in 2000 and 44.4% in 1999. The increase in 2000 was driven by a growth in premiums of 8.5%, an increase in investment income of 17.4% and favorable mortality experience. The increase during 1999 was driven by a growth in premiums of 12.2%, an increase in investment income of 35.8%, and favorable mortality experience. The effects of changes in the foreign exchange rates during 2000 and 1999 were not material.

Net premiums increased 8.5% to $176.3 million in 2000 and increased 12.2% to $162.5 million in 1999. The premium growth in 2000 and 1999 resulted primarily from increasing renewal premiums and new business premiums. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 17.4% and 35.8% during 2000 and 1999, respectively. Investment income is allocated to the various operating segments on the basis of net capital, and investment performance varies with the composition of investments.

The increase in investment income was mainly the result of an increase in the invested asset base. For 2000 and 1999, the invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions and interest on an increasing amount of funds withheld at interest related to an in-force block added in 1998. In 1999, the increase in the invested asset base was partially offset by a decline in interest rates. The average book yield on the Canadian investment portfolio increased slightly to 7.02% for year ended December 31, 2000 from 6.97% for 1999 and 7.37% for 1998.

Claims and other policy benefits increased 11.2% and 20.6% during 2000 and 1999, respectively. Claims and other policy benefits as a percentage of net premiums were 97.2% of total 2000 net premiums compared to 94.9% in 1999 and 88.3% in 1998. The increased percentages experienced are primarily the result of several large in-force blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Claims and other policy benefits as a percentage of net premiums and investment income were 71.9% of total 2000 net premiums compared to 71.6% in 1999 and 69.6% in 1998. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time. In addition, RGA Canada continues to monitor mortality trends to determine the appropriateness of reserve levels.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 9.4% in 2000, 12.3% in 1999, and 18.1% in 1998. The decrease in this ratio is primarily due to the changing mix of business to yearly renewable term from coinsurance agreements. These yearly renewable term agreements tend to have lower commission costs compared to coinsurance agreements.

Other operating expenses increased $1.4 million in 2000 and $0.3 million in 1999. The overall increase in operating expenses was attributed to planned increases in costs associated with the ongoing growth of the business.

LATIN AMERICA OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,                                        2000        1999         1998
(Dollars in thousands)

REVENUES:

     Net premiums                                                   $  64,897    $ 104,167    $  98,679
     Investment income, net of related expenses                        19,782       23,753       17,785
     Realized investment (losses) gains, net                           (9,099)          95            4
     Other revenue                                                        364         (224)         243
                                                                    ---------    ---------    ---------
            Total revenues                                             75,944      127,791      116,711

BENEFITS AND EXPENSES:

     Claims and other policy benefits                                  62,205      111,479       94,462
     Interest credited                                                  1,568        1,435          187
     Policy acquisition costs and other insurance expenses              7,772        2,340        6,881
     Other operating expenses                                          10,647        9,209       11,358
                                                                    ---------    ---------    ---------
          Total benefits and expenses                                  82,192      124,463      112,888

          (Loss) income before income taxes and minority interest   $  (6,248)   $   3,328    $   3,823
                                                                    ---------    ---------    ---------

During 2000, business was generated from reinsurance in the Latin America region through RGA Reinsurance and also through direct operations in Argentina and Chile. Historically, the Latin America reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Since 1999, the Company has reduced its participation in these types of treaties and is more actively marketing additional types of reinsurance in the region such as traditional individual life, credit, and group life insurance as well as non-traditional reinsurance transactions in Argentina and Mexico. It is anticipated that the mix of business will continue to evolve in the upcoming years.

RGA formed General American Argentina Seguros de Vida S.A. ("GA Argentina") in 1994 to develop markets in Argentina. GA Argentina writes direct individual and group life products, and life insurance primarily related to group life and disability insurance for the Argentine privatized pension system. Effective July 1998, GA Argentina no longer enters into new contracts related to the privatized pension system, but continues to market individual universal life and group life products.

In 1993, the Company entered into a joint venture in Chile to form BHIFAmerica Seguros de Vida, S.A. ("BHIFAmerica"). This company was a direct life insurer whose primary source of premium was generated from single premium immediate annuities in addition to other lines including credit, individual, and group life. During 1996, in an effort to support the growth of this business and develop additional reinsurance opportunities in Chile, the Company formed RGA Reinsurance Company Chile, S.A. ("RGA Chile"), a wholly-owned reinsurance company licensed to assume life reinsurance in Chile. As of April 1, 2000, the Company reached an agreement to sell its interest in all of its Chilean subsidiaries: RGA Sudamerica, S.A., RGA Reinsurance Company Chile, S.A. and BHIFAmerica. The transaction closed on April 27, 2000. The Company received approximately $26.5 million in proceeds and recorded a loss on the sale of approximately $8.6 million, primarily consisting of the realization of accumulated foreign currency depreciation on the Company's net investment.

Income before income taxes and minority interest decreased to a loss of approximately $6.2 million in 2000 from income of $3.3 million and $3.8 million in 1999 and 1998, respectively. This was a result of the losses in the direct operations, primarily from the sale of the Chilean companies during the second quarter of 2000. These losses offset earnings in the reinsurance operations that resulted from growth in the Mexican and Argentine traditional life reinsurance business. The Company has limited its participation in the reinsurance of privatized pensions in Argentina, and has focused its efforts on seeking traditional reinsurance opportunities in other areas. More limited participation in the Argentine privatized pension system, combined with continuing experience refund payments to the ceding companies, contributed to the fluctuation in net premiums compared to the prior year.

Net premiums decreased from prior years as a result of the sale of the Chilean operations and reduced reinsurance of privatized pensions during 2000. Premiums from other sources related primarily to the development of new business opportunities in Mexico and Argentina. Net investment income decreased 16.7% and increased 33.6% during 2000 and 1999, respectively. Investment income for direct business declined with the sale of the Chilean companies, but increased for the reinsurance business. Investment income is allocated to the various operating segments on the basis of net capital, and investment performance varies with the composition of investments. This increase was due to the continued growth of business in this segment that resulted in an increase in the invested asset base.

The claims and other policy benefits for the segment decreased $49.3 million during 2000 and increased $17.0 million during 1999. Claims and other policy benefits as a percentage of net premiums totaled 95.8%, 107.0%, and 95.7% for 2000, 1999, and 1998, respectively. The Company expects mortality to fluctuate somewhat from period to period, but expects it to be fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels. Interest credited represents amounts credited on reinsurance of new and existing Mexican and Argentine universal life products.

Policy acquisition costs and other insurance expenses increased $5.4 million and decreased $4.5 million for 2000 and 1999, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 12.0%, 2.2%, and 7.0% for 2000, 1999, and 1998, respectively. The percentages fluctuate due to variations in the mixture of business being written in Argentina, Mexico, and Chile with an increased amount of new business in 2000 with higher allowances.

ASIA PACIFIC OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,                                        2000         1999        1998
(Dollars in thousands)

REVENUES:

     Net premiums                                                   $  94,282    $  73,887    $  53,072
     Investment income, net of related expenses                         4,628        2,182        2,545
     Realized investment (losses) gains, net                             (191)          (3)          23
     Other revenue                                                      2,266        1,263        3,089
                                                                    ---------    ---------    ---------
            Total revenues                                            100,985       77,329       58,729

BENEFITS AND EXPENSES:

     Claims and other policy benefits                                  56,377       46,785       31,900
     Policy acquisition costs and other insurance expenses             32,484       29,860       21,775
     Other operating expenses                                           9,939        6,983        7,660
     Interest expense                                                     980          491          454
                                                                    ---------    ---------    ---------
          Total benefits and expenses                                  99,780       84,119       61,789

          Income (loss) before income taxes and minority interest   $   1,205    $  (6,790)   $  (3,060)
                                                                    ---------    ---------    ---------

The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong and Japan and a liaison office in Taiwan. Business is also conducted through RGA Australia, a wholly owned subsidiary in Australia, and Malaysian Life Reinsurance Group Berhad ("MLRe"), a joint venture in Malaysia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage.

The Asia Pacific income before income taxes and minority interest was an $8.0 million improvement over 1999. The improvement in profitability was caused by a combination of better mortality and persistency, additional premium volume, and a full year of experience from a large financial reinsurance transaction executed at the end of 1999. The Asia Pacific loss before income taxes and minority interest increased $3.7 million in 1999. The increase in the Asia Pacific loss before income taxes in 1999 compared to 1998 was due to higher than expected mortality experience, termination of a large financial reinsurance contract, and higher than expected lapses.

Net premiums increased 27.6%, to $94.3 million in 2000 and increased 39.2%, to $73.9 million, in 1999. Renewal premiums from the existing block of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business all contributed to the premium increase. Business premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased by 112.1% in 2000 and declined by 14.3% in 1999. Investment income is allocated on the basis of average net capital, and the investment performance varies with the composition of the assets. Other revenue during 2000 and 1999 predominantly represented profit and risk fees associated with financial reinsurance in Taiwan and Japan. The Taiwanese treaty was commenced in late 1999, with a full year in 2000 versus a partial year in 1999. A Japanese financial reinsurance treaty was discontinued in early 1999, reducing the fees earned for 1999. Fees paid to retrocessionaires that were included in policy acquisition costs and other insurance expenses partially offset these fees earned for these years.

Claims and other policy benefits increased 20.5% in 2000 and 46.7% in 1999. Claims and other policy benefits as a percentage of net premiums decreased to 59.8% in 2000 and increased to 63.3% in 1999 from 60.1% in 1998. The increase in claims and other policy benefits as a percentage of premiums in 1999 was primarily the result of adverse experience in the Japanese business. The Company expects mortality to fluctuate somewhat from period to period, but believes it is fairly constant over longer periods of time. The Company continues to monitor mortality trends to determine the appropriateness of reserve levels.

Policy acquisition costs and other insurance expenses increased 8.8% in 2000 and 37.1% in 1999. Policy acquisition costs and other insurance expenses as a percentage of net premiums was 34.5%, 40.4%, and 41.0% for 2000, 1999, and 1998, respectively. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written in Asia Pacific. Other operating expenses increased 42.3% in 2000 and decreased 8.8% in 1999. As a percentage of premiums, other operating expenses increased to 10.5% in 2000 and decreased to 9.5% in 1999 from 14.4% in 1998. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs.

OTHER INTERNATIONAL OPERATIONS

For THE YEAR ENDED DECEMBER 31,                                2000        1999        1998
(Dollars in thousands)

REVENUES:

     Net premiums                                            $ 29,690    $ 24,668    $  3,641
     Investment income, net of related expenses                 2,056         775         479
     Realized investment gains, net                               365         101          81
     Other revenue                                              3,177         105         938
                                                             --------    --------    --------
            Total revenues                                     35,288      25,649       5,139

BENEFITS AND EXPENSES:

     Claims and other policy benefits                          20,151      13,305       2,685
     Policy acquisition costs and other insurance expenses      7,473       8,388         923
     Other operating expenses                                   9,542       7,810       6,540
     Interest expense                                             502          --          --
                                                             --------    --------    --------
          Total benefits and expenses                          37,668      29,503      10,148

          (Loss) before income taxes and minority interest   $ (2,380)   $ (3,854)   $ (5,009)
                                                             --------    --------    --------

The other international segment is the newest segment of the Company. This segment includes business received from reinsurance clients located in Europe and South Africa in addition to business received as a Corporate Name supporting a life reinsurance syndicate at Lloyd's of London. The principal type of reinsurance provided through this segment has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. During 2000, the Company's United Kingdom subsidiary obtained approval as a licensed U.K. life reinsurer, and the Company opened a representative office in Spain.

Net premiums increased to $29.7 million in 2000 compared to $24.7 million for 1999. While the majority of the net premium for 2000 was a result of business generated from an automatic treaty with a United Kingdom client, the Company's operation in South Africa also was a significant contributor mainly through the facultative market. Investment income for the segment is allocated on the basis of average net capital, and the investment performance varies with the composition of the assets. Other revenue in 2000 represents fees associated with asset management consulting services provided by RGA Financial Products and other income from participation in the Lloyd's life syndicate.

Claims and other policy benefits increased as a percentage of premiums to 67.9% in 2000 from 53.9% in 1999. Policy acquisition costs and other insurance expenses decreased as a percent of premiums to 25.2% in 2000 from 34.0% in 1999. These amounts will fluctuate based upon claim levels and the mix of business being reinsured. Year to year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this segment. Other operating expenses increased $1.7 million during 2000 compared to 1999 and $1.3 million during 1999 compared to 1998. The overall increase in operating expenses was attributed to increases in costs associated with the expansion efforts within the segment. The interest expense in 2000 relates to a debt facility within the United Kingdom.

CORPORATE AND OTHER

Corporate activity generally represents investment income on the undeployed proceeds from the Company's capital raising efforts, corporate expenses that include unallocated overhead and executive costs, as well as the interest expense related to borrowings under the Company's $140 million credit agreement entered into during 2000 (the "Credit Agreement"), a $75.0 million term loan note with General American ("GA Note") issued during 1999 and the $100.0 million 7 1/4% Senior Notes ("Senior Notes") issued in 1996. In addition, the provision for income taxes is generally calculated based on the overall operations of the Company and allocated to the segments. Tax expense (benefit) is not used as a basis of measuring segment profit/loss.

Consolidated investment income decreased 4.0% during 2000 and decreased 12.8% during 1999. The decrease during 2000 was affected by the reduction in invested assets related to the recapture of the funding agreement business by General American on September 29, 1999. The cost basis of invested assets increased by $0.6 billion, or 14.9% in 2000 and decreased $1.0 billion, or 20.2% in 1999. The increase in invested assets during 2000 was primarily a result of positive operating cash flows and new reinsurance transactions involving asset-intensive products. The decrease in the invested assets during 1999 was primarily a result of the funding agreement recapture. The 1999 decrease was offset, in part, by positive operating cash flows, new reinsurance transactions involving asset-intensive products, proceeds from the GA Note, and proceeds from a private placement of 4,784,689 shares of the Company's common stock to MetLife. The aggregate value of the private placement was approximately $125 million. The average yield earned on investments was 7.30% in 2000 compared with 7.10% in 1999 and 6.84% in 1998. The average yield will vary from year to year depending on a number of variables, including prevailing interest rate fluctuations, changes in the mix of asset intensive products, and yields related to funds withheld at interest. Investment income has been allocated to the operational segments on the basis of average capital per segment.

Consolidated interest expense increased 59.7% during 2000 and 25.2% during 1999. Interest expense relates primarily to borrowings outstanding under the Credit Agreement, the GA Note, and Senior Notes. Interest expense for 2000, 1999, and 1998, was $17.6 million, $11.0 million, and $8.8 million, respectively.

Consolidated other expenses represent general corporate expenses.

The consolidated provision for income taxes for continuing operations increased 77.3% in 2000 and decreased 20.4% in 1999 as a result of fluctuations in pre-tax income. Income tax expense from continuing operations represented approximately 39.5%, 42.0%, and 35.5% of pre-tax income for 2000, 1999, and 1998, respectively. The effective tax rate for 2000 and 1999 was affected by realized capital losses domestically and operating losses from foreign subsidiaries for which deferred tax assets cannot be fully established. The Company calculated a tax benefit of $15.1 million, $6.9 million, and $14.9 million related to the discontinued operations in 2000, 1999, and 1998, respectively. The effective tax rate on the discontinued operations was 35.0%, 36.0%, and 35.1% in 2000, 1999, and 1998, respectively.

DISCONTINUED OPERATIONS

Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. If a treaty was continuous, a written Preliminary Notice of Cancellation was given, followed by a final notice within 90 days of the expiration date. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes.

At the time it was accepting accident and health risks, the Company directly underwrote certain business using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers compensation carve-out, personal accident, and similar coverages.

The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. In particular, certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. As a result, there have been a significant number of claims for recission, arbitration, and litigation among a number of the parties involved. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

While RGA did not underwrite workers' compensation carve-out business directly, it did offer certain high level common account coverages to other reinsurers and retrocessionaires. The Company continues to investigate to determine if any material indirect claims exposures arise from workers' compensation carve-out or personal accident plans through pool participations or high level common account retrocessional coverage. To date, no such material exposures have been identified. If any material exposure is identified at some point in the future, based upon the experience of others involved in these markets, any exposures will potentially be subject to claims for recission, arbitration, or litigation. Thus, resolution of any disputes will likely take several years. In any event, it is management's opinion that future developments, if any, will not materially adversely affect the Company's financial position, results of operations, or cash flows.

The only arbitrations currently underway to which the Company is a party involve three separate group medical reinsurance coverages. The Company expects those arbitrations to be completed during 2001 and 2002. Reserves are established on those treaties based upon estimates of the expected findings of the related arbitration panels. There are no arbitrations underway currently relative to the Company's portfolio of personal accident business, although such arbitrations could commence at some point in the future.

The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of December 31, 2000 and 1999 was $89.1 million and $53.8 million, respectively. The balance as of December 31, 2000 includes an additional $25.0 million charge taken by the Company during the fourth quarter of 2000 based upon the most recent claims development to strengthen its reserves. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for recission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $23.7 million, $113.6 million, and $158.2 million for 2000, 1999, and 1998.

LIQUIDITY AND CAPITAL RESOURCES

RGA is a holding company that has as its principal asset interests in RGA Reinsurance, RGA Canada, RGA Barbados, RGA Americas, Australian Holdings, RGA UK, and GA Argentina.

As RGA continues its expansion efforts, management continually analyzes capital adequacy issues. Funds generated through the Company's capital raising efforts are used for general corporate purposes, including, but not limited to, the immediate capital needs associated with the Company's primary businesses, dividends paid by RGA to its shareholders, and interest payments. On May 24, 2000, the Company entered into the Credit Agreement with a bank syndicate, under which it may borrow up to $140.0 million. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of December 31, 2000, the Company had approximately $80.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003. On May 8, 2000, RGA UK, entered into a revolving credit facility, whereby it may borrow up to (pound)15.0 million (approximately $22.0 million). Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the agreement. As of December 31, 2000, the Company had borrowed (pound)6.0 million (approximately $8.8 million) under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2003, extendable for two, one-year terms. On November 23, 1999, RGA completed a private placement of securities in which it sold 4,784,689 shares of the Company's common stock, $0.01 par value per share, to MetLife. The price per share was $26.125, and the aggregate value of the transaction was approximately $125 million. On June 1, 1999, the Company entered into a term-loan agreement with General American, whereby it borrowed $75.0 million. Interest on the term loan is payable quarterly at 100 basis points over the British Bankers' Association three-month LIBOR rate. The term loan matures on June 30, 2004. On March 19, 1996, RGA issued 7 1/4% Senior
Notes   with a face value of $100.0 million in accordance with Rule 144A of the
Securities Act of 1933. Interest is payable semiannually on April 1 and October 1 with the principal amount due on April 1, 2006. Australian Holdings had a line of credit with an outstanding balance at December 31, 2000 and 1999, of $9.5 million, which was amended and restated in January 2001 and now expires December 2005. The ability of RGA, Australian Holdings, and RGA UK to make principal and interest payments is ultimately dependent on the earnings and surplus of RGA's subsidiaries, the investment earnings on the undeployed funds at RGA, and the Company's ability to raise additional capital.

At RGA's annual stockholders' meeting on May 27, 1998, a new class of non-voting common stock was authorized. In June 1998, RGA completed a public offering in which it sold 7,417,500 shares of non-voting common stock, after split, traded on the New York Stock Exchange under the symbol RGA.A. The offering provided net proceeds of approximately $221.8 million that have been utilized to finance the continued growth of RGA's operations domestically and internationally. This non-voting class of stock was subsequently converted into voting common shares at a 0.97 conversion rate upon shareholder approval at a special meeting held September 14, 1999.

Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.06 per share in 2000. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations.

RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. RGA purchased approximately 0.7 million shares of treasury stock in 2000 at an aggregate cost of $20.0 million. No shares were repurchased in 1999 or 1998.

As of December 31, 2000, RGA Reinsurance had statutory capital and surplus of $499.1 million. RGA Reinsurance is subject to statutory provisions that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. Pursuant to this calculation, RGA Reinsurance's allowable dividend without prior approval for 2001 would be $80.6 million. However, the applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of December 31, 2000, RGA Reinsurance had unassigned surplus of $67.1 million. Any dividends paid by RGA Reinsurance would be paid to RCM, who in turn has restrictions related to its ability to pay dividends to RGA. As of December 31, 2000, RCM could pay a maximum dividend to RGA equal to its unassigned surplus, approximately $39.0 million. As of December 31, 2000, RGA Canada's statutory capital was $167.7 million. The maximum amount available for dividends by RGA Canada under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $28.7 million. Dividend payments from other subsidiaries and joint ventures are subject to regulations in the country of domicile.

The Company's net cash flows from consolidated operating activities for the years ended December 31, 2000, 1999, and 1998 were $192.8 million, $277.7 million, and $349.1 million, respectively. The sources of funds of the operating subsidiaries of RGA consist of direct investment by RGA, premiums and deposits received from ceding insurers and direct insureds, investment income, and proceeds from the sales and redemptions of investments. Premiums and deposits are generally received in advance of related claim payments and withdrawals. Funds are applied to policy claims and benefits, operating expenses, income taxes, and investment purchases. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. The Company expects to address its longer-term liquidity needs and capital required to support possible future growth and expansion of the business through equity or debt financing. Any public offering would only be made by means of a prospectus. Because its traditional life reinsurance business generates positive cash flow, the Company's future policy benefit liabilities generally are not subject to disintermediation risk, and because the reinsured treaties offer no withdrawal options and require no return of premium if canceled or allowed to lapse, the Company historically has had more than sufficient funds to pay claims and expenses. The Company expects any future increase in the need for liquidity due to relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling short-term investments or fixed maturity securities.

The Company's asset-intensive products are primarily supported by investments in fixed maturity securities. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their impact on profitability. One of the Company's asset intensive agreements reinsures a market value adjusted annuity product on a modified coinsurance basis. Pursuant to the terms of this reinsurance agreement, the ceding company withholds the annuity liabilities and funds supporting the liabilities. The underlying product reinsured provides the contract holder with a minimum return guarantee over the life of the product. The Company shares in this guarantee pursuant to the reinsurance agreement. The ceding company manages the underlying investment portfolio. The risk to RGA is that the return on the investment portfolio is not sufficient to satisfy the minimum guarantee. This investment risk is mitigated through the Company's participation in establishing investment guidelines and through management's regular monitoring of the underlying investment performance.

Effective December 31, 1993, the National Association of Insurance Commissioners ("NAIC") adopted risk-based capital ("RBC") statutory requirements for U.S.-based life insurance companies. These requirements measure statutory capital and surplus needs based on the risks associated with a company's mix of products and investment portfolio. At December 31, 2000, statutory capital and surplus of RGA Reinsurance and RCM exceeded all RBC thresholds and RGA Canada's capital levels exceeded any MCCSR requirements. All of the Company's insurance operating subsidiaries exceed the minimum capital requirements in their respective jurisdiction.

INVESTMENTS

All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, their respective Boards of Directors regularly review the investment portfolios of the international subsidiaries. The RGA Board of Directors also reviews all material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The Company's earned yield on fixed maturity securities was 7.30% in 2000, compared with 7.10% in 1999, and 6.84% in 1998.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities and, mortgage and asset-backed securities. As of December 31, 2000, more than 96% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 23.3% of total investments as of December 31, 2000, an increase from 19.2% as of December 31, 1999. A majority of these securities were classified as corporate securities, with an average Standard and Poor's rating of A at December 31, 2000. The Company owns floating rate securities that represent approximately 4.7% of total investments at December 31, 2000. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company and are reflected as funds withheld at interest on the balance sheet. Interest accrues to these assets at rates defined by the treaty terms. Funds withheld at interest comprised approximately 20.6% and 20.9% of the Company's investments as of December 31, 2000 and 1999, respectively.

Policy loans comprised approximately 15.5% and 17.3% of the Company's investments as of December 31, 2000 and 1999, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Mortgage loans represented approximately 2.8% and 5.6% of the Company's investments as of December 31, 2000 and 1999, respectively. The decrease is due to the sale of RGA Sudamerica, S.A. and its subsidiaries. As of December 31, 2000, all mortgages are U.S-based. The Company invests primarily in mortgages on commercial offices and retail locations. The Company's mortgage loans generally range in size from $0.3 million to $8.0 million, with the average mortgage loan investment as of December 31, 2000, totaling approximately $3.1 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 6 of the notes to the consolidated financial statements.

The Company utilizes derivative financial instruments on a very limited basis, primarily to improve the management of the investment-related risks on a small portfolio of equity-indexed annuities. The Company uses both exchange-traded and customized, over-the-counter derivative financial instruments. RGA Reinsurance has established minimum credit quality standards for counterparties and seeks to obtain collateral or other credit supports. The Company limits its total financial exposure to counterparties. The Company's use of derivative financial instruments historically has not been significant to its financial position.

As of December 31, 2000, the invested assets of RGA, RCM, RGA Reinsurance, RGA Barbados, Australian Holdings, and RGA Canada are primarily managed by a third-party.

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

INTEREST RATE RISK

This risk arises from many of the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company's capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income.

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

In order to reduce the exposure of changes in fair values from interest rate fluctuations, RGA has developed strategies to manage its liquidity, and increase the interest rate sensitivity of its asset base. From time to time, RGA has utilized the swap market to manage the volatility of cash flows to interest rate fluctuations.

Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets and off-balance sheet items in the event of a range of assumed changes in market interest rates. Interest sensitive contract liabilities are generally supported by related policy loans or funds withheld at interest. As these amounts are affected similarly by interest rate changes, the net impact on estimated fair values or cash flows is not considered material and is excluded from the following sensitivity analysis. This analysis assesses the risk of loss in market risk sensitive fixed rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in fair value of financial instruments for the various rate shock levels at its fiscal year ended December 31, 2000. All market risk sensitive instruments presented in this table are available for sale. RGA has no trading securities.


The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 2000, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

                                            DOLLARS IN THOUSANDS            PERCENTAGE
PERCENT CHANGE IN                ESTIMATED FAIR VALUE OF  HYPOTHETICAL     HYPOTHETICAL
INTEREST RATES                   FIXED RATE INSTRUMENTS       CHANGE          CHANGE
-----------------                -----------------------  ------------     ------------
300 basis point rise                   $1,814,501           $(515,068)        (22.11)%
200 basis point rise                    1,958,935            (370,634)        (15.91)%
100 basis point rise                    2,129,226            (200,343)         (8.60)%
Base Scenario                           2,329,569                  --           0.00%
100 basis point decline                 2,563,924             234,355          10.06%
200 basis point decline                 2,843,006             513,437          22.04%
300 basis point decline                 3,185,220             855,651          36.73%

At December 31, 2000, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in cash flows in the near term associated with floating-rate instruments for various rate shock levels at December 31, 2000. All floating rate interest sensitive instruments presented in this table are classified as available for sale.

                                           DOLLARS IN THOUSANDS               PERCENTAGE
PERCENT CHANGE IN                ESTIMATED CASH FLOWS OF    HYPOTHETICAL     HYPOTHETICAL
INTEREST RATES                   FLOATING RATE INSTRUMENTS     CHANGE          CHANGE
-----------------                -------------------------  ------------     ------------
300 basis point rise                     $32,091               $ 8,699           37.19%
200 basis point rise                      29,192                 5,800           24.79%
100 basis point rise                      26,292                 2,900           12.40%
Base Scenario                             23,392                    --            0.00%
100 basis point decline                   20,492                (2,900)         (12.40)%
200 basis point decline                   17,592                (5,800)         (24.79)%
300 basis point decline                   14,693                (8,699)         (37.19)%

The cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2000, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, and mortgage prepayments, and should not be relied on as indicative of future results. Further, the computations do not contemplate any actions management could undertake in response to changes in interest rates.

Certain shortcomings are inherent in the method of analysis presented in the computation of the estimated fair value of fixed rate instruments and the estimated cash flows of floating rate instruments, which estimates constitute forward-looking statements. Actual values may differ materially from those projections presented due to a number of factors, including, without limitation, market conditions varying from assumptions used in the calculation of the fair value. In the event of a change in interest rates, prepayments could deviate significantly from those assumed in the calculation of fair value. Finally, the desire of many borrowers to repay their fixed-rate mortgage loans may decrease in the event of interest rate increases.

FOREIGN CURRENCY RISK

The Company is subject to foreign currency translation, transaction, and net income exposure. The Company generally does not hedge the foreign currency translation exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). Currently, the Company believes its foreign currency transaction exposure is not material to the consolidated results of operations. Net income exposure that may result from the strengthening of the U.S. dollar to foreign currencies will adversely affect results of operations since the income earned in the foreign currencies is worth less in U.S. dollars. When evaluating investments in foreign countries, the Company considers the stability of the political and currency environment. Devaluation of the currency after an investment decision has been made will affect the value of the investment when translated to U.S. dollars for financial reporting purposes.

INFLATION

The primary, direct effect on the Company of inflation is the increase in operating expenses. A large portion of the Company's operating expenses consists of salaries, which are subject to wage increases at least partly affected by the rate of inflation. The rate of inflation also has an indirect effect on the Company. To the extent that a government's policies to control the level of inflation result in changes in interest rates, the Company's investment income is affected.

NEW ACCOUNTING STANDARDS

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the provisions of SFAS No. 140 effective for the year ended December 31, 2000 did not have a material effect on the Company's consolidated financial statements. The Company is in the process of quantifying the impact, if any, of the provisions of SFAS No. 140 effective for future periods.

In June 2000, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133". This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply Statement 133. Statement 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. Initial application for the Company will be January 1, 2001. The Company has determined that initial application of the accounting provisions of SFAS Nos. 138 and 133 will not have a material impact on the Company's financial condition or results of operations.

In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The purpose of Codification is to establish a uniform set of accounting rules and regulations ("SSAP") for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. The proposed effective date of the uniform statutory accounting principles is January 1, 2001. As of December 31, 2000, the State of

Missouri has not amended its laws and rules to closely mirror SSAP, but the Missouri Department of Insurance has instructed its domestic insurers to conform to the new codified SSAP in anticipation of changes to applicable Missouri laws and rules during 2001. The Company estimates that the adoption of Codification as modified by the Missouri Department of Insurance, as currently interpreted, will not decrease statutory capital and surplus as of January 1, 2001.

Item 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by Item 7A is contained in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk"

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                   December 31,   December 31,
                                                                                      2000           1999
                                                                                   -----------    -----------
                                                                                      (Dollars in thousands)
         ASSETS

Fixed maturity securities available for sale, at fair value                        $ 2,692,840    $ 1,876,166
Mortgage loans on real estate                                                          128,111        213,187
Policy loans                                                                           706,877        660,062
Funds withheld at interest                                                             938,362        797,949
Short-term investments                                                                  68,735        238,424
Other invested assets                                                                   25,233         26,069
                                                                                   -----------    -----------
         Total investments                                                           4,560,158      3,811,857
Cash and cash equivalents                                                               70,797         24,316
Accrued investment income                                                               37,555         37,175
Premiums receivable                                                                    226,365        295,153
Reinsurance ceded receivables                                                          296,368        295,460
Deferred policy acquisition costs                                                      621,475        478,389
Other reinsurance balances                                                             202,158        164,294
Other assets                                                                            46,984         17,099
                                                                                   -----------    -----------
         Total assets                                                              $ 6,061,860    $ 5,123,743
                                                                                   ===========    ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Future policy benefits                                                             $ 1,933,508    $ 1,870,099
Interest sensitive contract liabilities                                              2,128,743      1,545,893
Other policy claims and benefits                                                       555,423        582,066
Other reinsurance balances                                                              69,343         53,866
Deferred income taxes                                                                  170,905         67,914
Other liabilities                                                                       68,758         83,238
Long-term debt                                                                         272,257        183,954
                                                                                   -----------    -----------
         Total liabilities                                                           5,198,937      4,387,030
Minority interest                                                                           --          3,765
Commitments and contingent liabilities (Note 15) Stockholders' equity:

     Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
         shares issued or outstanding)                                                      --             --
     Common stock (par value $.01 per share; 75,000,000 shares authorized,
         51,053,273 shares issued at December 31, 2000 and 1999)                           511            511
     Additional paid-in-capital                                                        611,349        611,016
     Retained earnings                                                                 348,158        282,389
     Accumulated other comprehensive (loss):
         Accumulated currency translation adjustment, net of income taxes              (15,867)        (9,909)
         Unrealized depreciation of securities, net of income taxes                    (42,004)      (131,341)
                                                                                   -----------    -----------
             Total stockholders' equity before treasury stock                          902,147        752,666
     Less treasury shares held of 1,759,715 and 1,112,820 at cost at
         December 31, 2000 and 1999, respectively                                      (39,224)       (19,718)
                                                                                   -----------    -----------
         Total stockholders' equity                                                    862,923        732,948
                                                                                   -----------    -----------
         Total liabilities and stockholders' equity                                $ 6,061,860    $ 5,123,743
                                                                                   ===========    ===========

    See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Year ended December 31,
                                                                      -----------------------------------------
                                                                         2000            1999           1998
                                                                      -----------    -----------    -----------
                                                                   (Dollars in thousands, except per share data)
REVENUES:

    Net premiums                                                      $ 1,404,066    $ 1,315,638    $ 1,016,420
    Investment income, net of related expenses                            326,505        340,280        301,780
    Realized investment (losses) gains, net                               (28,651)       (75,308)         3,092
    Other revenue                                                          23,815         26,472         23,200
                                                                      -----------    -----------    -----------
       Total revenues                                                   1,725,735      1,607,082      1,344,492
                                                                      -----------    -----------    -----------

BENEFITS AND EXPENSES:

    Claims and other policy benefits                                    1,103,548      1,067,111        797,901
    Interest credited                                                     104,782        153,118        153,247
    Policy acquisition costs and other insurance expenses                 243,542        218,314        188,471
    Other operating expenses                                               80,922         64,447         58,021
    Interest expense                                                       17,596         11,020          8,805
                                                                      -----------    -----------    -----------
       Total benefits and expenses                                      1,550,390      1,514,010      1,206,445
                                                                      -----------    -----------    -----------

       Income from continuing operations
          before income taxes and minority interest                       175,345         93,072        138,047

    Provision for income taxes                                             69,271         39,059         49,055
                                                                      -----------    -----------    -----------

       Income from continuing operations
           before minority interest                                       106,074         54,013         88,992

Minority interest in earnings (losses) of consolidated subsidiaries           287            968           (717)
                                                                      -----------    -----------    -----------

       Income from continuing operations                                  105,787         53,045         89,709

    Discontinued operations:
       Loss from discontinued accident and health operations,
          net of income taxes                                             (28,118)       (12,187)       (27,628)
                                                                      -----------    -----------    -----------

       Net income                                                     $    77,669    $    40,858    $    62,081
                                                                      ===========    ===========    ===========
Earnings per share from continuing operations:

    Basic earnings per share                                          $      2.14    $      1.16    $      2.11
                                                                      ===========    ===========    ===========

    Diluted earnings per share                                        $      2.12    $      1.15    $      2.08
                                                                      ===========    ===========    ===========
Earnings per share from net income:

    Basic earnings per share                                          $      1.57    $      0.89    $      1.50
                                                                      ===========    ===========    ===========

    Diluted earnings per share                                        $      1.56    $      0.88    $      1.48
                                                                      ===========    ===========    ===========
Weighted average number of diluted shares outstanding
    (in thousands)                                                         49,920         46,246         42,559
                                                                      ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year ended December 31,
                                                                          -----------------------------------------
                                                                             2000           1999          1998
                                                                          -----------    -----------    -----------
                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                            $    77,669    $    40,858    $    62,081
    Adjustments to reconcile net income to net cash provided by operating activities:
       Change in:
          Accrued investment income                                              (379)        25,288        (28,523)
          Premiums receivable                                                  68,407       (121,032)       (55,687)
          Deferred policy acquisition costs                                  (154,229)      (112,085)       (65,393)
          Reinsurance ceded balances                                             (908)       (35,914)        49,204
          Future policy benefits, other policy claims and benefits, and
            other reinsurance balances                                        188,595        383,672        417,364
          Deferred income taxes                                                57,210         48,013         26,785
          Other assets and other liabilities                                  (24,958)        (2,490)       (32,914)
       Amortization of net investment discounts, goodwill and other           (35,884)       (26,692)       (19,127)
       Realized investment losses (gains), net                                 28,651         75,308         (3,091)
       Other, net                                                             (11,375)         2,775         (1,552)
                                                                          -----------    -----------    -----------
Net cash provided by operating activities                                     192,799        277,701        349,147
                                                                          -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of subsidiaries                                         26,509             --             --
    Purchase of business - net of cash received                               (21,850)            --             --
    Sales of investments:
       Fixed maturity securities - available for sale                         576,240      2,873,723        495,589
       Mortgage loans on real estate                                               --          8,136          3,416
    Maturities of fixed maturity securities - available for sale               20,153          6,204        109,577
    Purchases of fixed maturity securities - available for sale            (1,352,647)    (1,369,576)    (1,860,673)
    Cash invested in:
       Mortgage loans on real estate                                          (21,951)       (50,300)       (75,281)
       Policy loans                                                           (63,812)      (146,177)       (50,987)
       Funds withheld at interest                                             (64,394)       (73,684)      (194,373)
    Principal payments on:
       Mortgage loans on real estate                                            9,525         24,378          7,088
       Policy loans                                                            16,997          4,475         17,335
    Change in short-term and other invested assets                            162,746         64,644        (54,051)
                                                                          -----------    -----------    -----------
Net cash (used in) provided by investing activities                          (712,484)     1,341,823     (1,602,360)
                                                                          -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Dividends to stockholders                                                 (11,900)        (9,981)        (7,254)
    Proceeds from stock offering                                                   --        124,920        221,837
    Debt issuance and borrowings under credit agreements                       88,303         75,000             --
    Purchase of treasury stock                                                (20,000)            --             --
    Reissuance of treasury stock                                                  827            886            987
    Exchange of voting for non-voting shares                                       --           (657)            --
    Excess deposits (withdrawals) on universal life and other
      investment type policies and contracts                                  508,259     (1,801,601)     1,016,245
                                                                          -----------    -----------    -----------
Net cash provided by (used in) financing activities                           565,489     (1,611,433)     1,231,815
Effect of exchange rate changes                                                   677            259            (31)
                                                                          -----------    -----------    -----------
Change in cash and cash equivalents                                            46,481          8,350        (21,429)
Cash and cash equivalents, beginning of year                                   24,316         15,966         37,395
                                                                          -----------    -----------    -----------
Cash and cash equivalents, end of year                                    $    70,797    $    24,316    $    15,966
                                                                          ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                             Non-Voting  Additional
                                                        Preferred   Common     Common     Paid In     Retained    Comprehensive
                                                          Stock      Stock     Stock      Capital     Earnings    Income (Loss)
                                                        ---------   -------  ----------  ----------   --------   --------------
Balance, January 1, 1998                                  $  --     $   261    $  --      $264,748    $196,685
Comprehensive income:
      Net income                                                                                        62,081     $  62,081
      Other comprehensive income, net of tax
        Currency translation adjustments                                                                              (6,767)
        Unrealized investment losses, net of related
          offsets and reclassification adjustment                                                                    (22,017)
                                                                                                                   ---------
      Other comprehensive loss                                                                                       (28,784)
                                                                                                                   ---------
Comprehensive income                                                                                                  33,297
                                                                                                                   ---------
Dividends to stockholders                                               131       25          (156)     (7,254)
Issuance of non-voting stock                                                      49       221,788
Reissuance of treasury stock                                                                   289
                                                          -----     -------    -----      --------    --------
Balance, December 31, 1998                                   --         392       74       486,669     251,512
                                                          -----     -------    -----      --------    --------
Comprehensive income:
      Net income                                                                                        40,858     $  40,858
      Other comprehensive income, net of tax
        Currency translation adjustments                                                                               5,059
        Unrealized investment losses, net of related
          offsets and reclassification adjustment                                                                   (176,614)
                                                                                                                   ---------
      Other comprehensive loss                                                                                      (171,555)
                                                                                                                   ---------
Comprehensive loss                                                                                                  (130,697)
                                                                                                                   ---------
Dividends to stockholders                                                                               (9,981)
Conversion of non-voting  into voting stock                              72      (74)         (655)
MetLife private placement                                                47                124,873
Reissuance of treasury stock                                                                   129
                                                          -----     -------    -----      --------    --------
Balance, December 31, 1999                                   --         511       --       611,016     282,389
                                                          -----     -------    -----      --------    --------

Comprehensive income:
      Net income                                                                                        77,669     $  77,669
      Other comprehensive income, net of tax
        Currency translation adjustments                                                                              (5,958)
        Unrealized investment gains, net of related
          offsets and reclassification adjustment                                                                     89,337
                                                                                                                   ---------
      Other comprehensive income                                                                                      83,379
                                                                                                                   ---------
Comprehensive income                                                                                                 161,048
                                                                                                                   =========
Dividends to stockholders                                                                              (11,900)
Purchase of treasury stock
Reissuance of treasury stock                                                                  333

                                                          -----     -------    -----      --------    --------
Balance, December 31, 2000                                $  --     $   511    $  --      $611,349    $348,158
                                                          =====     =======    =====      ========    ========

                                                         Accumulated
                                                            Other
                                                        Comprehensive   Treasury
                                                        Income (Loss)    Stock         Total
                                                        -------------   ---------     --------
Balance, January 1, 1998                                  $  59,089     $(21,462)     $499,321
Comprehensive income:
      Net income                                                                        62,081
      Other comprehensive income, net of tax
        Currency translation adjustments                                                (6,767)
        Unrealized investment losses, net of related
          offsets and reclassification adjustment                                      (22,017)

      Other comprehensive loss                              (28,784)

Comprehensive income

Dividends to stockholders                                                               (7,254)
Issuance of non-voting stock                                                           221,837
Reissuance of treasury stock                                                  987        1,276
                                                          ---------     ---------     --------
Balance, December 31, 1998                                   30,305       (20,475)     748,477
                                                          ---------     ---------     --------
Comprehensive income:
      Net income                                                                        40,858
      Other comprehensive income, net of tax
        Currency translation adjustments                                                 5,059
        Unrealized investment losses, net of related
          offsets and reclassification adjustment                                     (176,614)

      Other comprehensive loss                             (171,555)

Comprehensive loss

Dividends to stockholders                                                               (9,981)
Conversion of non-voting  into voting stock                                               (657)
MetLife private placement                                                              124,920
Reissuance of treasury stock                                                  757          886
                                                          ---------     ---------     --------
Balance, December 31, 1999                                 (141,250)      (19,718)     732,948
                                                          ---------     ---------     --------

Comprehensive income:
      Net income                                                                        77,669
      Other comprehensive income, net of tax
        Currency translation adjustments                                                (5,958)
        Unrealized investment gains, net of related
          offsets and reclassification adjustment                                       89,337

      Other comprehensive income                           83,379

Comprehensive income

Dividends to stockholders                                                              (11,900)
Purchase of treasury stock                                                (20,000)     (20,000)
Reissuance of treasury stock                                                  494          827

                                                          ---------     ---------     --------
Balance, December 31, 2000                                $ (57,871)    $ (39,224)    $862,923
                                                          =========     =========     ========

          See accompanying notes to consolidated financial statements.

                               Note 1 ORGANIZATION

Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2000, Equity Intermediary Company, a Missouri holding company, directly owned approximately 49.0% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American Life Insurance Company ("General American"), a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly owned subsidiary of Metropolitan Life Insurance Company ("MetLife"), a New York life insurance company on January 6, 2000. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 58.7% of the outstanding shares of common stock of RGA at December 31, 2000 (See Note 3).

The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"); RGA Australian Holdings PTY, Limited ("Australian Holdings"); RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"); RGA International, Ltd. ("RGA International"), a New Brunswick company that serves as a Canadian marketing and insurance holding company for RGA's Canadian operations; RGA Sudamerica, S.A., a Chilean holding company; RGA Holdings Limited ("RGA UK"), a United Kingdom holding company; General American Argentina Seguros de Vida, S.A. ("GA Argentina"), an Argentine life insurance company; RGA South African Holdings (Pty) Ltd. ("RGA South Africa"), a South African holding company; Benefit Resource Life Insurance Company (Bermuda) Ltd. ("RGA Bermuda"); RGA Americas Reinsurance Company, Ltd.; and Triad Re, Ltd. In addition, the consolidated financial statements include the subsidiaries of RCM, Australian Holdings, RGA International, RGA UK, RGA Sudamerica, S.A., and RGA South Africa subject to an ownership position of fifty percent or more (collectively, the "Company"). In 2000, the Company sold its interest in RGA Sudamerica, S.A. and its subsidiaries, and RGA Bermuda.

The Company is primarily engaged in life reinsurance. Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to
(i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single life or risk; (ii) stabilize operating results by leveling fluctuations in the ceding company's loss experience; (iii) assist the ceding company to meet applicable regulatory requirements; and (iv) enhance the ceding company's financial strength and surplus position.

                Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for stock life insurance companies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Significant accounts that the Company deems to be sensitive to changes in estimates include deferred policy acquisition costs, premiums receivable, future policy benefits, and other policy claims and benefits. In all instances, actual results could differ materially from such estimates and assumptions.

The accompanying financial statements consolidate the accounts of RGA and its subsidiaries, both direct and indirect, subject to an ownership position greater than fifty percent. Entities in which the Company has an ownership position of twenty percent or more, but less than or equal to fifty percent are recorded on the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Investments. Fixed maturity securities available for sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.

Impairments in the value of securities held by the Company, considered to be other than temporary, are recorded as a reduction of the carrying value of the security, and a corresponding realized capital loss is recognized in the consolidated statements of income. The Company's policy is to recognize such impairment when the projected cash flows of these securities have been reduced on other than a temporary basis so that the realizable value is reduced to an amount less than the carrying value.

Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. Valuation allowances on mortgage loans are being established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are being established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors.

Short-term investments are stated at amortized cost, which approximates fair value.

Policy loans are reported at the unpaid principal balance.

Funds withheld represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company and are reflected as funds withheld at interest on the balance sheet. Interest accrues to these assets at rates defined by the treaty terms.

For reinsurance transactions executed prior to December 31, 1994, assets and liabilities related to treaties written on a modified coinsurance basis with funds withheld are reported on a gross basis. For reinsurance transactions executed on or after December 31, 1994, assets and liabilities from reinsurance agreements written on a modified coinsurance basis with funds withheld have generally been reported on a net basis and included in other reinsurance balances on the consolidated balance sheet because a right of offset exists.

Other invested assets, including derivative and equity securities, are carried at fair value.

The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position. Income or expense on derivative financial instruments used to manage interest-rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities for the periods covered by the contracts. Gains or losses from early terminations of derivative contracts are deferred and amortized as an adjustment to the yield of the designated assets or liabilities over the remaining period originally contemplated by the derivative financial instrument. The Company is currently holding exchange-traded derivatives with a notional amount of $25.6 million, which are carried at fair value of $9.3 million.

The Company is exposed to credit-related risk in the event of nonperformance by reinsurance counterparties to financial instruments but does not expect any counterparties to fail to meet their obligations. Where appropriate, master netting agreements are arranged and collateral is obtained in the form of rights to securities to lower the Company's exposure to credit risk. It is the Company's policy to deal primarily with highly rated companies. There are no significant concentrations with counterparties. The Company has established minimum credit quality standards for counterparties and seeks to obtain collateral or other credit support where considered appropriate.

Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in net income, as are write-downs of securities where declines in value are deemed to be other than temporary in nature. The cost of investment securities sold is determined based upon the specific identification method. Unrealized gains and losses on marketable equity securities and fixed maturity securities, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, are reflected as a direct charge or credit to accumulated other comprehensive income in stockholders' equity on the consolidated balance sheet.

Additional Information Regarding Statements of Cash Flows. Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less. The consolidated statement of cash flows includes the results of discontinued operations in net cash from operations for all years presented, as the impact of the discontinued operations on cash flows is not considered material.

Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to determine that the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

Deferred costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality, investment income, and expense margins.

Other Reinsurance Balances. The Company assumes and retrocedes financial reinsurance contracts which represent low mortality risk reinsurance treaties. These contracts are reported as deposits and included in other reinsurance assets/liabilities. The amount of revenue reported on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement. Balances resulting from the assumption and/or subsequent transfer of benefits and obligations resulting from cash flows related to variable annuities have also been classified as other reinsurance balance assets and/or liabilities.

Goodwill and Value of Business Acquired. Goodwill representing the excess of purchase price over the fair value of net assets acquired is amortized on a straight-line basis over ten to twenty years. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed periodically for indicators of impairment in value. Goodwill and the value of business acquired were approximately $22.1 million and $2.8 million as of December 31, 2000 and 1999, respectively. Accumulated amortization amounted to $5.2 million and $3.5 million at December 31, 2000 and 1999, respectively, and related amortization expense for the years ended December 31, 2000, 1999 and 1998 was $2.2 million, $1.7 million, and $1.7 million, respectively. These amortized balances are included in other assets on the consolidated balance sheet.

Future Policy Benefits and Interest-Sensitive Contract Liabilities. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 6.0% to 8.0%. The mortality and withdrawal assumptions are based on the Company's experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.

The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. The Company establishes Premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established by a charge to income, as well as a reduction in unamoritzed acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits.

In establishing reserves for future policy benefits, the Company assigns policy liability assumptions to particular time frames (eras) in such a manner as to be consistent with the underlying assumptions and economic conditions at the time the risks are assumed. The Company generally maintains a consistent level of provision for adverse deviation between eras.

The reserving process includes normal periodic reviews of assumptions used and adjustments of reserves to incorporate the refinement of the assumptions. Any such adjustments relate only to policies assumed in recent periods and the adjustments are reflected by a cumulative charge or credit to current operations. During the fourth quarter of 2000, the Company reflected a cumulative pretax credit to current operations of approximately $6.9 million as a result of its periodic review of reserves.

The Company reinsures asset-intensive products, including annuities, corporate-owned life insurance and, prior to September 1999, funding agreement products, on a coinsurance basis. The investment portfolios for these products are segregated within the general account of RGA Reinsurance Company ("RGA Reinsurance"). During 1999, the assets and liabilities of two major asset-intensive blocks of business were recaptured by the ceding companies. The results of these recaptures are included in the 1999 consolidated statement of income. The liabilities for the remaining asset-intensive reinsurance contracts are included in interest sensitive contract liabilities on the consolidated balance sheet.

Other Policy Claims and Benefits. Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. These estimates are periodically reviewed and required adjustments to such estimates are reflected in current operations. The Company has no material policy claims liability balances that would require fair value disclosure.

Other Liabilities. Liabilities primarily related to investments in transit, separate accounts, employee benefits, and current federal income taxes payable are included in other liabilities on the consolidated balance sheet.

Income Taxes. RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes RGA, RGA Reinsurance, RCM and Fairfield Management Group, Incorporated ("Fairfield"). Due to rules which affect the ability of an entity to join in a consolidated tax return, RGA Barbados, RGA Americas Reinsurance Company, Ltd., and
Triad Re Ltd. file separate tax returns even though these entities are considered to be U.S. taxpayers. The Company's Argentine, Australian, Bermudan, Canadian, Chilean, Malaysian, South African and United Kingdom subsidiaries are taxed under applicable local statutes.

For all years presented the Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.

Foreign Currency Translation. The functional currency is the Argentine peso for the Company's Argentine operations, the Australian dollar for the Company's Australian operations, the Canadian dollar for the Company's Canada operations, the South African Rand for the Company's South African operations and the British Pound Sterling for the Company's United Kingdom operations. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, net of income taxes, in accumulated other comprehensive income (loss) on the consolidated balance sheet.

Retrocession Arrangements and Reinsurance Ceded Receivables. The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. Through December 31, 2000, the Company retained a maximum of $2.5 million of coverage per individual life. Effective January 1, 2001, the Company increased its retention to $4.0 million of coverage per individual life. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate capital requirements created by this business.

Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance. Retrocessions are arranged through RGA Reinsurance's retrocession pools for amounts in excess of its retention. As of December 31, 2000, substantially all retrocession pool participants followed by the A.M. Best Company were rated A- or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

Recognition of Revenues and Related Expenses. Revenues and expenses are reported gross, except that initial reserve changes are netted against premiums when an in force block of business is reinsured. Life and health premiums are recognized as revenue over the premium paying periods of the policies. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, profit and risk fees associated with financial reinsurance as well as earnings in unconsolidated subsidiaries. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited.

Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 6.7%, 6.4%, and 6.2%, during 2000, 1999, and 1998, respectively. Interest crediting rates for U.S. dollar-denominated investment-type contracts ranged from 5.3% to 7.2% during 2000, 5.2% to 6.7% during 1999, and 5.4% to 6.5% during 1998. Interest crediting rates for Mexican peso-denominated investment-type contracts ranged from 9.3% to 19.4% during 2000.

Net Earnings Per Share. Basic earnings per share exclude any dilutive effects of options. Diluted earnings per share include the dilutive effects assuming outstanding stock options were exercised. All share and earnings per share information has been adjusted to reflect the three-for-two stock split paid in the form of a dividend on February 26, 1999.

New Accounting Standards. In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of the provisions of SFAS No. 140 effective for the year ended December 31, 2000 did not have a material effect on the Company's consolidated financial statements. The Company is in the process of quantifying the impact, if any, of the provisions of SFAS No. 140 effective for future periods.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment to FASB Statement No. 133". This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. Initial application for the Company will be January 1, 2001. The Company has determined that initial application of the accounting provisions of SFAS Nos. 138 and 133 will not have a material impact on the Company's financial condition or results of operations.

In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"). The purpose of Codification is to establish a uniform set of accounting rules and regulations ("SSAP") for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. The proposed effective date of the uniform statutory accounting principles is January 1, 2001. As of December 31, 2000, the State of Missouri has not amended its laws and rules to closely mirror SSAP, but the Missouri Department of Insurance has instructed its domestic insurers to conform to the new codified SSAP in anticipation of changes to applicable Missouri laws and rules during 2001. The Company estimates that the adoption of Codification as modified by the Missouri Department of Insurance, as currently interpreted, will not decrease statutory capital and surplus as of January 1, 2001.

Reclassification. The Company has reclassified the presentation of certain prior period information to conform to the 2000 presentation.

                            Note 3 STOCK TRANSACTIONS

During 2000, the Company purchased 689,953 shares of treasury stock at an aggregate cost of $20.0 million. The Company plans to use the repurchased shares to support the future exercise of options granted under its stock option plan.

On November 23, 1999, RGA completed a private placement of securities in which it sold 4,784,689 shares of the Company's common stock, $0.01 par value per share (the "Shares"), to MetLife. The price per share was $26.125, and the aggregate value of the transaction was approximately $125 million.

In June 1998, RGA completed a public offering in which it sold 7,417,500 shares of non-voting common stock traded on the New York Stock Exchange under the symbol RGA.A. The offering was priced to the public at $31.33 per share and provided net proceeds of approximately $221.8 million. On September 14, 1999, the Company held a special shareholders' meeting at which an amendment to the Company's restated articles of incorporation, as amended, was approved which converted 7,417,500 shares of non-voting common stock into 7,194,971 shares of voting common stock, with cash paid in lieu of any fractional shares. The conversion ratio of one share of non-voting common stock to .97 share of voting common stock was determined after weighing the economic interests of both securities then outstanding. The conversion price was subject to a review of fairness by a third-party financial advisor.

                                Note 4 DIVIDENDS

RGA paid cash dividends on common shares of $0.24 per share in 2000, $0.22 per share in 1999, and $0.17 per share in 1998.

                         Note 5 SIGNIFICANT TRANSACTIONS

1999 Reinsurance Agreement

During 1999, the Company entered into a new agreement reinsuring a market value adjusted annuity product on a modified coinsurance basis. Pursuant to the terms of the reinsurance agreement, the annuity liabilities and funds supporting the liabilities are withheld by the ceding company. To reflect the Company's obligations under the agreement, the amounts withheld have been reflected in "Funds withheld at interest" and "Interest sensitive contract liabilities" on the balance sheet. As of December 31, 2000, approximately $457.9 million and $470.3 million related to this agreement were included in funds withheld at interest and interest sensitive contract liabilities, respectively. As of December 31, 1999, approximately $364.5 million and $395.7 million were included in funds withheld at interest and interest sensitive contract liabilities, respectively.

The Company subsequently retrocedes approximately 5/12ths of this business to a GenAmerica subsidiary and 2/12ths to a subsidiary of MetLife. The Company reports the effect of the retrocessions by reflecting a net receivable or payable from/to the retrocessionaires in other reinsurance balances. The underlying product reinsured by the Company provides the contract holder with a minimum return guarantee over the life of the product. The Company shares in this guarantee pursuant to the reinsurance agreement. The guarantee is mitigated by applicable surrender charges over the first ten years of the contract. Also, the Company mitigates the investment risk through participation in establishing investment guidelines and through management's regular monitoring of the underlying investment performance.

Recapture Transaction

Effective September 29, 1999, General American completed the recapture of the entire block of General American's funding agreement business reinsured by the Company. Prior to the recapture, the Company reinsured approximately 25% of General American's funding agreement business. Pursuant to the recapture transaction, the Company transferred all remaining liabilities related to the funding agreement business and an equivalent amount of assets to General American. Over the course of the third quarter of 1999, the Company transferred to General American approximately $1.8 billion in market value of assets, including $1.5 billion in connection with the recapture. Those assets, consisting primarily of investments in fixed maturity securities and cash, were transferred in satisfaction of $1.8 billion in funding agreement liabilities. Associated with the liquidation of investment securities and the transfer of assets to General American during the third quarter of 1999, the Company incurred an after tax net capital loss of approximately $33.2 million, including $26.0 million associated with the recapture transaction.

                               Note 6 INVESTMENTS

Major categories of net investment income consist of the following (in thousands):

Years Ended December 31             2000       1999       1998
Fixed maturity securities       $189,750   $252,399   $234,465
Mortgage loans on real estate     10,003     11,284      9,705
Policy loans                      44,712     42,378     37,807
Short-term investments            11,129     10,901      9,033
Funds withheld at interest        69,715     23,490     13,373
Other                              3,497      2,912        309
                                --------   --------   --------
Investment revenue               328,806    343,364    304,692
Investment expense                 2,301      3,084      2,912
                                --------   --------   --------

Net investment income           $326,505   $340,280   $301,780
                                ========   ========   ========

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities at December 31, 2000 and 1999 are as follows (in thousands):


                                        Amortized   Unrealized   Unrealized         Fair
2000                                         Cost        Gains       Losses        Value
                                       ----------   ----------   ----------   ----------
Available for sale:
   Commercial and industrial           $1,138,047   $   21,837   $   97,220   $1,062,664
   Public utilities                       366,767       39,285       20,273      385,779
   Asset-backed securities                319,929        3,631       55,178      268,382
   Canadian government                    289,144       58,565        7,924      339,785
   Mortgage backed securities             266,171        6,202       10,538      261,835
   Finance                                213,654        6,081        6,726      213,009
   U.S Government and agencies             87,208        2,513           25       89,696
   Other Foreign Government                18,373          177           --       18,550
   Australian government agencies          14,889           18           30       14,877
   Argentine government and agencies       39,339          205        1,281       38,263
                                       ----------   ----------   ----------   ----------
                                       $2,753,521   $  138,514   $  199,195   $2,692,840
                                       ==========   ==========   ==========   ==========


                                        Amortized   Unrealized   Unrealized         Fair
1999                                         Cost        Gains       Losses        Value
                                       ----------   ----------   ----------   ----------
Available for sale:
   Commercial and industrial           $  816,134   $    1,106   $   86,414   $  730,826
   Public utilities                       341,881       24,619       35,612      330,888
   Asset-backed securities                283,622            2       82,063      201,561
   Canadian government                    217,345       28,641       19,400      226,586
   Mortgage backed securities             173,777           13       26,248      147,542
   Finance                                106,705           93        9,811       96,987
   Chilean government and agencies         87,089           --        3,055       84,034
   U.S. Government and agencies            32,533           21        1,554       31,000
   Other Foreign Government                13,123           33        1,486       11,670
   Australian government agencies          10,938           39          267       10,710
   Argentine government and agencies        4,393           --           31        4,362
                                       ----------   ----------   ----------   ----------
                                       $2,087,540   $   54,567   $  265,941   $1,876,166
                                       ==========   ==========   ==========   ==========


There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 2000 or 1999, other than investments issued or guaranteed by the U.S. government.

Equity investments and derivative financial instruments are included in other invested assets in the Company's consolidated balance sheet. The cost basis of equity investments at December 31, 2000 and 1999 was approximately $15.4 million and $12.0 million, respectively. The cost basis of the derivative financial instruments at December 31, 2000 and 1999 was approximately $4.4 million.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2000 are shown by contractual maturity for all securities except U.S. Government agencies mortgage-backed securities, which are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2000, the contractual maturities of investments in fixed maturity securities were as follows (in thousands):

                                                                       Amortized         Fair
                                                                            Cost        Value
  Available for sale:
     Due in one year or less                                          $   51,089   $   48,746
     Due after one year through five years                               523,734      535,610
     Due after five years through ten years                              715,998      666,514
     Due after ten years                                               1,196,529    1,180,135
     Mortgage-backed securities                                          266,171      261,835
                                                                      ----------   ----------
                                                                      $2,753,521   $2,692,840
                                                                      ==========   ==========

Net realized investment gains or losses, consist of the following (in thousands):

Years Ended December 3                                           2000        1999        1998
Fixed maturities and equity securities available for sale:
   Realized gains                                            $  2,487    $ 19,683    $  4,082
   Realized losses                                            (23,142)    (81,936)     (1,064)
Other, net                                                     (7,996)    (13,055)         74
                                                             --------    --------    --------
Net (losses) gains                                           $(28,651)   $(75,308)   $  3,092
                                                             ========    ========    ========


Included in net realized losses are permanent write-downs of fixed maturity securities of approximately $10.1 million, $15.4 million, and $0.8 million in 2000, 1999, and 1998, respectively. Other losses during 2000 include $8.9 million in realized losses associated with the sale of subsidiaries.

Securities with an amortized cost of $3.1 million and $3.7 million were on deposit with various state or governmental insurance departments to comply with applicable insurance laws at December 31, 2000 and 1999, respectively. Securities with an amortized cost of $411.6 million and $321.4 million were held in trust in Canada at December 31, 2000 and 1999, respectively, to satisfy collateral requirements for reinsurance business conducted in Canada. Additionally, securities with an amortized cost of $821.5 million and $385.0 million at December 31, 2000 and 1999, respectively, were held in trust to satisfy collateral requirements of certain treaties.

At December 31, 2000, fixed maturities held by the Company that were below investment grade or not rated by an independent rating agency had an estimated fair value of approximately $66.4 million. At December 31, 2000, the Company owned non-income producing securites with an amortized cost of $7.2 million.

The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 64 percent or less for domestic mortgages. The distribution of mortgage loans by property type is as follows (dollars in thousands):

                              2000                        1999
                    Carrying     Percentage       Carrying   Percentage
                       Value       Of Total          Value     Of Total
Property Type
Apartment          $   1,028           .80%      $  78,375        36.65%
Retail                48,290         37.65%         50,088        23.42%
Office building       50,299         39.21%         52,136        24.38%
Industrial            26,423         20.60%         28,144        13.16%
Other commercial       2,227          1.74%          5,113         2.39%
                   ---------        ------       ---------       ------
                     128,267        100.00%        213,856       100.00%
                                    ======                       ======
Less: Allowance         (156)                         (669)
                   ---------                     ---------
Total              $ 128,111                     $ 213,187
                   ========                      =========

All the Company's mortgage loans are amortizing loans. As of December 31, 2000 and 1999, the Company's mortgage loans were distributed as follows (in thousands):

                                             2000                           1999
                                 Carrying      Percentage        Carrying     Percentage
                                    Value        Of Total           Value       of Total
United States:
   Arizona                       $ 13,606           10.61%       $ 13,970           6.53%
   California                      20,538           16.01%         21,170           9.92%
   Colorado                         1,924            1.50%          1,955            .91%
   Florida                          5,787            4.51%          5,868           2.74%
   Georgia                          8,013            6.25%          8,344           3.90%
   Illinois                        12,606            9.83%          9,498           4.44%
   Indiana                          5,497            4.29%          5,634           2.63%
   Kansas                           7,663            5.97%          7,924           3.71%
   Maryland                         4,686            3.65%          4,898           2.29%
   Missouri                         7,475            5.83%          7,620           3.56%
   Nevada                           1,414            1.10%          1,482            .69%
   North Carolina                  16,688           13.01%         17,047           7.97%
   Pennsylvania                     5,759            4.49%          4,872           2.28%
   Texas                            2,233            1.74%          2,291           1.07%
   Washington                      14,378           11.21%         14,793           6.92%
Chile                                  --              --          86,490          40.44%
                                 ---------         ------        --------         ------
                                  128,267          100.00%        213,856         100.00%
Less: Allowance                     (156)                            (669)
                                 --------                        --------
Total                            $128,111                        $213,187
                                 ========                        ========

There were no loans delinquent at December 31, 2000.

The maturities of the mortgage loans are as follows (in thousands):

                                       2000         1999

Due within one year               $     311    $      --
Due one year through five years       1,160        1,501
Due after five years                 45,446       46,453
Due after 10 years                   81,350      165,902
                                  ---------    ---------
Subtotal                            128,267      213,856
Less: Allowance                        (156)        (669)
                                  ---------    ---------
Total                             $ 128,111    $ 213,187
                                  =========    =========


                   Note 7 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2000 and 1999. SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties (in thousands):

                                                    2000                    1999
                                           Carrying     Estimated    Carrying    Estimated
Assets:                                      Value     Fair Value      Value     Fair Value
          Fixed maturities                $2,692,840   $2,692,840   $1,876,166   $1,876,166
          Mortgage loans on real estate      128,111      131,730      213,187      209,917
          Policy loans                       706,877      706,877      660,062      660,062
          Funds withheld at interest         938,362      935,748      797,949      810,670
          Short-term investments              68,735       68,735      238,424      238,424
          Other invested assets               25,233       25,233       26,069       26,069
Liabilities:
          Interest-sensitive contract     $2,128,743   $2,074,491   $1,545,893   $1,500,510
          liabilities
          Long-term debt                     272,257      274,420      183,954      177,057

Publicly traded fixed maturity securities are valued based upon quoted market prices. Private placement securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company's investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. The carrying value of funds withheld at interest generally equals fair value except were the funds withheld are specifically identified in the agreement. The carrying value of short-term investments at December 31, 2000 and 1999 approximates fair value. Equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheet.

The fair value of the Company's interest sensitive contract liabilities is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company's long-term debt is estimated based on quoted market prices for corporations with similar credit quality.

                               Note 8 REINSURANCE

Reinsurance contracts do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company; consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2000 and 1999, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers/retrocessionaires.

The effect of reinsurance on premiums and amounts earned is as follows (in thousands):

Years Ended December 31                    2000           1999           1998
Direct premiums and amounts assessed
   against policyholders               $    26,077    $    41,174    $    50,961
Reinsurance assumed                      1,598,197      1,543,634      1,213,780
Reinsurance ceded                         (220,208)      (269,170)      (248,321)
                                       -----------    -----------    -----------
Net premiums and amounts earned        $ 1,404,066    $ 1,315,638    $ 1,016,420
                                       ===========    ===========    ===========

  The effect of reinsurance on policyholder claims and other policy benefits is as follows (in thousands):

Years Ended December 31                     2000           1999           1998
Direct                                 $    27,327    $    53,358    $    52,879
Reinsurance assumed                      1,275,223      1,200,155        981,867
Reinsurance ceded                         (199,002)      (186,402)      (236,845)
                                       -----------    -----------    -----------
Net policyholder claims and benefits   $ 1,103,548    $ 1,067,111    $   797,901
                                       ===========    ===========    ===========


At December 31, 2000, there were no reinsurance receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

  The impact of reinsurance on life insurance in force is shown in the following schedule (in millions):

Life Insurance In Force       Direct  Assumed     Ceded        Net       Assumed/
                                                                           Net %
December 31, 2000               $86   $545,950   $ 78,226   $467,810      116.70%
December 31, 1999                81    446,943     36,569    410,455      108.89%
December 31, 1998                83    330,615     16,171    314,527      105.11%

At December 31, 2000, RGA Reinsurance has provided approximately $498.4 million of statutory financial reinsurance to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements and to enhance ceding companies' financial strength. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance, including approximately $42.9 million to MetLife and its subsidiaries. The Company earns a fee based on the amount of net outstanding financial reinsurance.

                    Note 9 DEFERRED POLICY ACQUISITION COSTS

The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

  Years Ended December 31      2000         1999        1998
Deferred acquisition cost
  Assumed                   $ 715,318    $ 542,393    $ 359,946
  Retroceded                  (93,843)     (64,004)      (8,904)
                            ---------    ---------    ---------
      Net                   $ 621,475    $ 478,389    $ 351,042
                            =========    =========    =========

  Beginning of year         $ 478,389    $ 351,042    $ 289,842
      Capitalized
         Assumed              382,772      333,020      234,066
         Retroceded           (43,452)     (30,922)      (2,480)
      Amortized

         Assumed             (209,847)    (177,440)    (171,470)


         Retroceded            13,613        2,689        1,084
                            ---------    ---------    ---------
  End of year               $ 621,475    $ 478,389    $ 351,042
                            =========    =========    =========

Some reinsurance agreements involve reimbursing the ceding company for allowances and commissions in excess of first-year premiums. These amounts represent an investment in the reinsurance agreement, and are capitalized to the extent deemed recoverable from the future premiums and amortized against future profits of the business. This type of agreement presents a risk to the extent that the business lapses faster than originally anticipated resulting in future profits being insufficient to recover the Company's investment.

                               Note 10 INCOME TAX

Provision for income taxes attributable to income from operations consists of the following (in thousands):

Years Ended December 31         2000        1999       1998
Current income tax            $ 12,789    $(20,835)   $ 16,807
Deferred income tax expense     46,494      40,430      23,662
Foreign current tax               (728)     11,881       5,463
Foreign deferred tax            10,716       7,583       3,123
                              --------    --------    --------
Provision for income taxes    $ 69,271    $ 39,059    $ 49,055
                              ========    ========    ========

Provision for income taxes differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (in thousands):

Years Ended December 31                                        2000         1999         1998
Tax provision at U.S. statutory rate                      $  61,371    $  32,575    $  48,316
Increase in income taxes resulting from:
     Foreign tax rate in excess of U.S. tax rate              1,049          994          752
     Foreign tax credit                                          --           --       (1,194)
     Travel and entertainment                                   134          136           97
     Intangible amortization                                    215          284          394
     Deferred tax valuation allowance                         2,369        2,655          200
     Basis differential on sale of Chilean subsidiaries       2,447           --           --
     Other, net                                               1,686        2,415          490
                                                          ---------    ---------    ---------
              Total provision for income taxes            $  69,271    $  39,059    $  49,055
                                                          =========    =========    =========

Total income taxes were as follows (in thousands):

Years Ended December 31                                        2000         1999         1998
Income tax from continuing operations:                    $  69,271    $  39,059    $  49,055
Tax benefit on discontinued operations                      (15,140)      (6,855)     (14,939)
Income tax from stockholders' equity
  Unrealized holding gain or (loss) on debt and equity
     securities recognized for financial                     51,766     (104,174)
reporting purposes                                          (11,090)
    Exercise of stock options                                  (344)        (194)        (583)
    Foreign currency translation                              3,208        2,702       (3,644)
                                                          ---------    ---------    ---------
Total income tax provided                                 $ 108,761    $ (69,462)   $  18,799
                                                          =========    =========    =========


The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2000 and 1999, are presented in the following tables (in thousands):

Years Ended December 31                                                        2000         1999
Deferred income tax assets:
     Nondeductible accruals                                               $  12,271    $  10,732
     Differences in foreign currency translation                             11,349        5,360
     Deferred acquisition costs capitalized for tax                          24,976       20,621
    Net operating loss carryforward                                          94,781       47,157
    Foreign tax & AMT credit carryforward                                     2,347           --
    Capital loss carryforward                                                 1,759           --
    Differences in the tax basis of cash and invested assets                     --       69,713
                                                                          ---------    ---------
           Subtotal                                                         147,483      153,583
    Valuation allowance                                                      (6,204)      (3,747)
                                                                          ---------    ---------
           Total deferred income tax assets                                 141,279      149,836
                                                                          ---------    ---------

Deferred income tax liabilities:
    Deferred acquisition costs capitalized for financial reporting          208,060      178,975
    Differences  between tax and financial reporting amounts concerning
     certain reinsurance transactions and reserve for policies               95,400       38,606
    Pension plan overfunding                                                     --          169
    Differences in the tax basis of cash and invested assets                  8,724           --
                                                                          ---------    ---------
       Total deferred income tax liabilities                                312,184      217,750
                                                                          ---------    ---------
Net deferred income tax liabilities                                       $ 170,905    $  67,914
                                                                          =========    =========

As of December 31, 2000, and 1999, a valuation allowance for deferred tax assets of approximately $6.2 million and $3.7 million respectively, was provided on the net operating and capital losses of RGA, RGA Australia, GA Argentina, RGA South Africa, and RGA UK. The Company utilizes valuation allowances when it determines, based on the weight of available evidence, that it is more likely than not that the deferred income tax assets will not be realized. The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned domestic and foreign subsidiaries because the Company currently does not expect those unremitted earnings to become taxable to the Company in the foreseeable future. This is due to the fact that the unremitted earnings will not be repatriated in the foreseeable future, or because those unremitted earnings that may be repatriated will not be taxable through the application of tax planning strategies that management would utilize.

The Company received federal income tax refunds of approximately $44.8 million during 2000. The Company made federal income tax payments of approximately $6.5 million, $18.4 million, and $22.9 million during 2000, 1999 and 1998, respectively. At December 31, 2000, the Company recognized deferred tax assets associated with net operating losses of approximately $247.7 million. This net operating loss is expected to be utilized in the normal course of business during the period allowed for carry forwards and in any event, will not be lost due to the application of tax planning strategies that management would utilize.

                         Note 11 EMPLOYEE BENEFIT PLANS

Most of the Company's U.S. employees participate in a non-contributory, defined benefit pension plan sponsored by RGA Reinsurance. The benefits are based on years of service and compensation levels. RGA Reinsurance's funding policy is to contribute the maximum amount deductible for federal income tax purposes annually.

Also, certain management individuals participate in several nonqualified defined benefit and contribution plans sponsored by GenAmerica and RGA Reinsurance. Those plans are unfunded and are deductible for federal income tax purposes when the benefits are paid. Additionally, full-time salaried employees with at least one year of service participate in a profit-sharing plan sponsored by RGA Reinsurance. The Company's contributions are tied to RGA's operating results. Contributions to that plan have been determined annually by the RGA Board of Directors and are based upon the salaries of eligible employees. Full vesting occurs after five years of continuous service.

The Company also provides certain health care and life insurance benefits for retired employees through a self-insured, unfunded plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree's cost for health care benefits varies depending upon the credited years of service.

The liabilities and periodic pension costs associated with the Company's employee benefit plans are not material to the consolidated financial statements.

                       Note 12 RELATED PARTY TRANSACTIONS

Prior to September 1, 2000, Conning Asset Management Company ("Conning"), a majority-owned subsidiary of General American, provided investment management and advisory services to RGA, RGA Reinsurance, RGA Barbados, Australian Holdings and RGA Life Reinsurance Company of Canada ("RGA Canada"). These services were provided pursuant to agreements at the rate of 0.09% of fixed maturity assets managed and 0.22% of mortgage loans managed, payable quarterly, based on the average book value of the portfolios managed during each calendar quarter. On September 1, 2000, the Company contracted with a third party to provide the majority of investment management and advisory services for these portfolios. Conning, however, continues to provide accounting services for such portfolios, and certain accounting, management, and advisory services related to the Company's mortgage loan and collateralized mortgage back securitization portfolios. The cost for Conning's services for the years ended December 31, 2000, 1999, and 1998, was approximately $1.7 million, $2.8 million, and $2.9 million, respectively. Management does not believe that the various amounts charged by Conning to the Company would have been materially different if they had been incurred from an unrelated third party.

Subject to written agreements with RGA and RGA Reinsurance, General American has historically provided certain administrative services to RGA and RGA Reinsurance. Such services include legal, treasury, employee benefit, payroll, and personnel. The cost for the years ended December 31, 2000, 1999, and 1998, was approximately $2.6 million, $2.2 million, and $2.7 million, respectively. Management does not believe that the various amounts charged by General American to the Company would be materially different if they had been incurred from an unrelated third party.

Prior to moving its operations in August of 1999 to a leased facility owned by a third-party, the Company conducted its business primarily from premises leased by RGA Reinsurance from General American. RGA Reinsurance made rental payments in 1999 and 1998 to General American, principally for office space, of approximately $1.1 million and $1.6 million, respectively.

The Company also has direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2000, the Company had assets and liabilities related to these agreements totaling $103.3 million and $114.1 million, respectively. Additionally, the Company reflected net assumed premiums of approximately $144.0 million, $130.3 million, and $111.5 million in 2000, 1999, and 1998, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain (loss) on this business was approximately $17.8 million, $(31.0) million, and $17.7 million in 2000, 1999, and 1998, respectively. This includes realized gains (losses) on the disposal of investment securities of ($70.4) million and $0.6 million for 1999 and 1998, respectively.

The loss in 1999 includes the impact of reinsuring the General American funding agreements and an annuity coinsurance agreement with Cova Financial Services Life Insurance Company ("Cova"), a subsidiary of General American, both of which were recaptured during 1999. The funding agreement and annuity coinsurance agreement contributed net pre-tax earnings (loss) of $(47.8) million and $2.6 million, respectively, during 1999, including pre-tax net capital losses on disposal of investment securities of $52.9 million and $13.1 million, respectively. Deposits related to funding agreements and the annuity coinsurance at the time of recapture were $1.5 billion and $206.6 million, respectively.

                            Note 13 LEASE COMMITMENTS

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2000 are as follows:

                2001                             $ 3.9 million
                2002                             $ 3.4 million
                2003                             $ 3.3 million
                2004                             $ 3.2 million
                2005                             $ 3.3 million
                Thereafter                       $11.4 million

Rent expenses amounted to approximately $4.7 million, $4.3 million, and $2.8 million for the years ended December 31, 2000, 1999, and 1998, respectively.

  Note 14 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS-SUBSIDIARIES

The statutory basis financial condition of RGA Reinsurance and RGA Canada, as of December 31, 2000 and 1999 was as follows (in thousands):

                                 RGA Reinsurance             RGA Canada
                               2000         1999         2000         1999
Assets                      $4,876,745   $4,013,607   $  826,841   $  742,015
Liabilities                  4,377,685    3,578,591      659,096      593,285
                            ----------   ----------   ----------   ----------
Total capital and surplus   $  499,060   $  435,016   $  167,745   $  148,730
                            ==========   ==========   ==========   ==========

The statutory basis net income of RGA Reinsurance and RGA Canada for the periods indicated was as follows (in thousands):

                           RGA Reinsurance                      RGA Canada
                      2000       1999        1998        2000      1999       1998
Net income (loss)   $ 80,575   $(51,283)   $ 12,785   $  6,646   $  2,087   $  6,855

The total capital and surplus positions of RGA Reinsurance and RGA Canada exceed the risk based capital requirements of the applicable regulatory bodies. RGA Reinsurance is subject to statutory provisions that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. Pursuant to this calculation, RGA Reinsurance's allowable dividend without prior approval for 2001 would be $80.6 million. However, the applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of December 31, 2000, RGA Reinsurance had unassigned surplus of $67.1 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of December 31, 2000, RCM could pay a maximum dividend to RGA equal to its unassigned surplus, approximately $38.9 million. The maximum amount available for dividends by RGA Canada under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $28.7 million. Dividend payments from other subsidiaries and joint ventures are subject to regulations in the country of domicile.

                 Note 15 COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party in arbitrations that involve three separate group medical reinsurance coverages as discussed in Note 21 to the consolidated financial statements. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending arbitration or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of Management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credit. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At December 31, 2000, there were approximately $34.9 million of outstanding bank letters of credit in favor of unaffiliated entities and $5.5 million in favor of General American.

                        Note 16 DEBT FINANCING ACTIVITIES

On May 24, 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, under which it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin (7.07% as of December 31, 2000) defined in the Credit Agreement. As of December 31, 2000, the Company had approximately $80.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003.

On May 8, 2000, RGA Holdings Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $22.0 million) for expansion of the Company's business in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin (6.67% as of December 31, 2000) defined in the U.K. Credit Agreement. As of December 31, 2000, the Company had borrowed (pound)6.0 million (approximately $8.8 million) under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2003, extendable for two, one-year terms.

On June 1, 1999, the Company entered into a term loan agreement with General American, whereby it borrowed $75.0 million to continue expansion of the Company's business. Interest on the term loan is payable quarterly at 100 basis points over the British Bankers' Association three-month LIBOR rate (7.81% and 7.02% as of December 31, 2000 and 1999, respectively). The term loan matures on June 30, 2004.

On March 19, 1996, RGA issued 7 1/4% Senior Notes with a face value of $100.0 million in accordance with Rule 144A of the Securities Act of 1933, as amended. The net proceeds from the offering were approximately $98.9 million and interest is payable semiannually on April 1 and October 1, with the principal amount due April 1, 2006.

On January 8, 1996, Australian Holdings established a $15.9 million unsecured, three month, revolving line of credit. The debt is guaranteed by the Company and is utilized to provide operating capital to RGA Australia. The outstanding balance as of December 31, 2000 and 1999 was approximately $9.5 million. Interest is paid every three months at a variable rate with a rate of 6.54% and 5.80% as of December 31, 2000 and 1999, respectively. Subsequent to December 31, 2000, Australian Holdings amended and restated its credit agreement. With the new agreement, Australian Holdings rolled over all outstanding borrowings into a new AUS$35.0 million facility (approximately $19.6 million). The outstanding balance as of December 31, 2000 is included in long-term debt on the face of the consolidated balance sheet.

The ability of the Company to make debt principal and interest payments as well as make dividend payments to shareholders is ultimately dependent on the earnings and surplus of subsidiaries, investment earnings on the undeployed debt proceeds, and the ability of the Company to raise additional funds. The transfer of funds from the insurance subsidiaries to RGA is subject to applicable insurance laws and regulations. In addition, the debt agreements contain certain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth, and minimum rating requirements. The Company must also comply with specific reporting requirements with notices given to the respective fiscal agents at prescribed dates. As of December 31, 2000, the Company was in compliance with all covenants under its debt agreements.

Interest paid on debt during 2000, 1999, and 1998 was $16.9 million, $9.6 million and $8.8 million, respectively.

                           Note 17 SEGMENT INFORMATION

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and other international operations. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products include reinsurance of corporate-owned life insurance, annuities and, prior to September 30, 1999, funding agreement products. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. The Latin America operations include direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Company sold its Chilean operations in April 2000. See Note 22. The Latin America operations also include traditional reinsurance and reinsurance of privatized pension products, primarily in Argentina. Asia Pacific operations provide primarily traditional life reinsurance through RGA Australia and RGA Reinsurance. Other international operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses and interest expense of RGA. In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest. There are no intersegment transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to revenues, income (loss) before income taxes and minority interest, and assets of the Company's continuing operations are summarized below.

For the Years ending December 31,          2000         1999         1998
(Dollars in thousands)

REVENUES
U.S.                                    $1,271,629   $1,143,243   $  968,535
Canada                                     237,303      221,134
                                                                     184,740

Latin America                               75,944
                                                        127,791      116,711
Asia Pacific                               100,985
                                                         77,329       58,729
Other international                         35,288       25,649        5,139
Corporate                                    4,586       11,936       10,638
                                        ----------   ----------   ----------
     Total from continuing operations   $1,725,735   $1,607,082   $1,344,492
                                        ==========   ==========   ==========

For the Years ending December 31,          2000         1999          1998
(Dollars in thousands)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST
U.S.                                    $ 167,209    $  70,537    $ 126,029
Canada                                     39,858
                                                        37,879       22,754
Latin America                              (6,248)
                                                         3,328        3,823
Asia Pacific                                1,205       (3,060)
                                                                     (6,790)

Other international                        (2,380)      (5,009)
                                                                     (3,854)

Corporate                                 (24,299)      (8,028)      (6,490)
                                        ---------    ---------    ---------
     Total from continuing operations   $ 175,345    $  93,072    $ 138,047
                                        =========    =========    =========


Unconsolidated subsidiaries with an ownership position less than fifty percent are recorded on the equity basis of accounting. The equity in the net income of unconsolidated subsidiaries is not material to the results of operations or financial position of individual segments or the Company taken as a whole.

For the Years ending December 31,                   2000          1999           1998
(Dollars in thousands)

INTEREST EXPENSE
     Asia Pacific                            $       980   $       491    $       455
     Other International                             502            --             --
     Corporate                                    16,114        10,529          8,350
                                             -----------   -----------    -----------
     Total from continuing operations        $    17,596   $    11,020    $     8,805
                                             ===========   ===========    ===========


For the Years ending December 31,                   2000          1999           1998
(Dollars in thousands)

DEPRECIATION AND AMORTIZATION
     U.S                                     $   178,490   $   158,135    $   115,165
     Canada                                       16,794        17,215         28,109
     Latin America                                 5,204        (5,615)         6,599
     Asia Pacific                                 20,170        31,930         20,324
     Other international                           4,001         8,819            125
                                             -----------   -----------    -----------
     Total from continuing operations        $   224,659   $   210,484    $   170,322
                                             ===========   ===========    ===========


For the Years ending December 31,                   2000          1999           1998
(Dollars in thousands)
ASSETS
     U.S                                     $ 4,001,272   $ 2,987,710    $ 4,558,425
     Canada                                    1,384,768     1,068,498
                                                                            1,245,243
     Latin America                               140,610       248,536
                                                                              340,502

     Asia Pacific                                236,031       160,785        123,508


     Other international                          33,214         5,791         (1,865)


     Corporate and discontinued operations       265,965       383,712        321,451
                                             -----------   -----------    -----------
     Total assets                            $ 6,061,860   $ 5,123,743    $ 6,318,553
                                             ===========   ===========    ===========

Capital expenditures of each reporting segment were insignificant in the periods noted.

                              Note 18 STOCK OPTIONS

The Company adopted the RGA Flexible Stock Plan (the "Plan") in February 1993 and the Flexible Stock Plan for Directors (the "Directors Plan") in January 1997 (collectively, the "Stock Plans"). The Stock Plans provide for the award of benefits (collectively "Benefits") of various types, including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, cash awards, and other stock based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. In general, options granted under the Plan become exercisable over vesting periods ranging from one to eight years while options granted under the Directors Plan become exercisable after one year. As of December 31, 2000, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 4,111,933 and 112,500, respectively. Options are granted with an exercise price equal to the stock's fair value at the date of grant and expire 10 years after the date of grant. Information with respect to option grants under the Stock Plans follow.

                                              2000                          1999                           1998
                                                  Weighted-                      Weighted-                      Weighted-
                                                   Average                        Average                        Average
                                     Options    exercise price     Options     exercise price     Options     exercise price
                                   ----------  ----------------   ---------   ----------------   ---------   ----------------
BALANCE AT BEGINNING OF YEAR        1,653,137       $21.41        1,536,960        $19.07        1,280,740        $15.51
Granted                               456,407       $23.38          220,124        $35.63          357,875        $30.06
Exercised                             (43,058)      $12.37          (65,476)       $12.10          (73,290)       $11.81
Forfeited                                (755)      $35.33          (27,600)       $21.01          (28,365)       $15.35
Impact of exchange of voting for
 Non-voting grants                         --           --          (10,871)           --               --            --
                                   ----------       ------        ---------        ------        ---------        ------
BALANCE AT END OF YEAR              2,065,731       $22.03        1,653,137        $21.41        1,536,960        $19.07
                                   ==========       ======        =========        ======        =========        ======

                                Options Outstanding                      Options Exercisable
                     --------------------------------------------     --------------------------
                                       Weighted-        Weighted-                      Weighted-
                     Outstanding        Average          Average      Exercisable       Average
Range of               as of           Remaining        Exercise         as of         exercise
Exercise Prices      12/31/2000     Contractual Life      Price       12/31/2000         price
---------------      -----------    ----------------    ---------     -----------      ---------
$10.00 - $14.99        507,908            2.9             $12.04         291,719        $11.90
$15.00 - $19.99         32,522            5.0             $15.61          17,953        $15.61
$20.00 - $24.99        963,558            6.5             $21.67         417,151        $20.38
$25.00 - $29.99        216,887            6.9             $26.55          99,528        $26.81
$30.00 - $34.99         24,750            8.3             $32.12          13,500        $33.00
$35.00 - $39.99        320,106            7.7             $35.79          93,781        $35.67
                     ---------           ----             ------         -------        ------
         TOTALS      2,065,731            5.8             $22.03         933,632        $20.04
                     =========           ====             ======         =======        ======


The per share weighted-average fair value of stock options granted during 2000, 1999, and 1998 was $9.40, $11.24, and $10.05 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2000-expected dividend yield of 0.8%, risk-free interest rate of 6.12%, expected life of 5.8 years, and an expected rate of volatility of the stock of 33% over the expected life of the options; 1999-expected dividend yield of 0.8%, risk-free interest rate of 5.64%, expected life of 5.0 years, and an expected rate of volatility of the stock of 26% over the expected life of the options; 1998-expected dividend yield of 0.7%, risk-free interest rate of 5.50%, expected life of 6.0 years, and an expected rate of volatility of the stock of 24% over the expected life of the options.

The Company applies APB Opinion No. 25 in accounting for its Stock Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying Statement of Financial Accounting Standards No. 123 may not be representative of the effects on reported net income for future years.

                                                         2000       1999       1998
  Net income (in thousands)         As reported       $77,669    $40,858    $62,081
                                    Pro forma         $75,105    $38,953    $60,675

  Basic earnings per share          As reported       $  1.57    $  0.89    $  1.50
                                    Pro forma         $  1.52    $  0.85    $  1.47
  Diluted earnings per share        As reported       $  1.56    $  0.88    $  1.48
                                    Pro forma         $  1.50    $  0.84    $  1.45


In January 1998 and 1999, the Board approved restricted stock awards of 15,000 voting shares and 13,500 non-voting shares, respectively, under the Company's Flexible Stock Plan. During 1999, the 13,500 shares of non-voting restricted stock were converted into 13,096 shares of voting restricted stock. Compensation expense related to restricted stock awards is being amortized over the individual agreements vesting periods. In January 2001, the Board approved an additional 474,168 incentive stock options at $29.81 per share under the Company's Flexible Stock Plan.

                           Note 19 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share information):

Earnings:                                                        2000       1999       1998
    Income from continuing operations (numerator for
      basic and diluted calculations)                          $105,787   $ 53,045   $ 89,709
Shares:
    Weighted average outstanding shares
      (denominator for basic calculation)                        49,538     45,794     42,086
    Equivalent shares from outstanding stock options                382        452        473
                                                               --------   --------   --------
        Diluted shares (denominator for diluted calculation)     49,920     46,246     42,559
Earnings per share from continuing operations:
    Basic                                                      $   2.14   $   1.16   $   2.11
    Diluted                                                    $   2.12   $   1.15   $   2.08
                                                               --------   --------   --------


                          Note 20 COMPREHENSIVE INCOME

The following table presents the components of the Company's other comprehensive income for the years ending December 31, 2000, 1999 and 1998 (in thousands):

FOR THE TWELVE MONTH PERIOD ENDING DECEMBER 31, 2000:

                                                             BEFORE-TAX  TAX (EXPENSE) NET-OF-TAX
                                                              AMOUNT        BENEFIT     AMOUNT
                                                             ----------  ------------- ----------
Foreign currency translation adjustments
      Change arising during year                             $ (13,855)   $   4,849    $  (9,006)
      Less: reclassification adjustment for losses
        realized in net income                                  (4,689)       1,641       (3,048)
          Net currency translation adjustments                  (9,166)       3,208       (5,958)
                                                             ---------    ---------    ---------
Unrealized gains on securities:
    Unrealized holding gains arising during the year           117,141      (46,359)      70,782
    Less:  reclassification adjustment for losses realized
       in net income                                           (23,962)       5,407      (18,555)
                                                             ---------    ---------    ---------
         Net unrealized gains                                  141,103      (51,766)      89,337
                                                             ---------    ---------    ---------
               Other comprehensive income                    $ 131,937    $ (48,558)   $  83,379
                                                             =========    =========    =========

FOR THE TWELVE MONTH PERIOD ENDING DECEMBER 31, 1999:

                                                             BEFORE-TAX           TAX (EXPENSE)
                                                              AMOUNT                 BENEFIT          NET-OF-TAX AMOUNT
                                                             ----------           -------------       -----------------
Foreign currency translation adjustments                     $   7,761             $  (2,702)            $   5,059
Unrealized gains on securities:
    Unrealized holding losses arising during the year         (356,096)              130,117              (225,979)
    Less:  reclassification adjustment for losses realized
       in net income                                           (75,308)               25,943               (49,365)
                                                             ---------             ---------             ---------
    Net unrealized losses                                     (280,788)              104,174              (176,614)
                                                             ---------             ---------             ---------
Other comprehensive income loss                              $(273,027)            $ 101,472             $(171,555)
                                                             =========             =========             =========


FOR THE TWELVE MONTH PERIOD ENDING DECEMBER 31, 1998:

                                                             BEFORE-TAX           TAX (EXPENSE)
                                                              AMOUNT                 BENEFIT          NET-OF-TAX AMOUNT
                                                             ----------           -------------       -----------------
Foreign currency translation adjustments                      $(10,411)              $  3,644             $ (6,767)
Unrealized gains on securities:
    Unrealized holding losses arising during the year          (30,015)                 9,965              (20,050)
    Less:  reclassification adjustment for gains realized
       in net income                                             3,092                 (1,125)               1,967
                                                              --------               --------             --------
    Net unrealized losses                                      (33,107)                11,090              (22,017)
                                                              --------               --------             --------
Other comprehensive loss                                      $(43,518)              $ 14,734             $(28,784)
                                                              ========               ========             ========


A summary of the components of net unrealized (depreciation) appreciation of balances carried at fair value is as follows (in thousands):

  Years Ended December 31                                       2000         1999         1998
Change in net unrealized appreciation (depreciation) on:
    Fixed maturity securities available for sale           $ 147,598    $(302,486)   $ (23,967)
    Other investments                                          1,592        7,514       (6,948)
Effect of unrealized (depreciation) on:
    Deferred policy acquisition costs                         (8,716)      14,271       (3,794)
Other                                                            629          (87)       1,602
                                                           ---------    ---------    ---------
Net unrealized appreciation (depreciation)                 $ 141,103    $(280,788)   $ (33,107)
                                                           =========    =========    =========


                         Note 21 DISCONTINUED OPERATIONS

Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. If a treaty was continuous, a written Preliminary Notice of Cancellation was given, followed by a final notice within 90 days of the expiration date. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes.

At the time it was accepting accident and health risks, the Company directly underwrote certain business using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers compensation carve-out, personal accident, and similar coverages.

The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. In particular, certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. As a result, there have been a significant number of claims for recission, arbitration, and litigation among a number of the parties involved. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

While RGA did not underwrite workers' compensation carve-out business directly, it did offer certain high level common account coverages to other reinsurers and retrocessionaires. The Company continues to investigate to determine if any material indirect claims exposures arise from workers' compensation carve-out or personal accident plans through pool participations or high level common account retrocessional coverage. To date, no such material exposures have been identified. If any material exposure is identified at some point in the future, based upon the experience of others involved in these markets, any exposures will potentially be subject to claims for recission, arbitration, or litigation. Thus, resolution of any disputes will likely take several years. In any event, it is management's opinion that future developments, if any, will not materially adversely affect the Company's financial position.

The only arbitrations currently underway to which the Company is a party involve three separate group medical reinsurance coverages. The Company expects those arbitrations to be completed during 2001 and 2002. Reserves are established on those treaties based upon estimates of the expected findings of the related arbitration panels. There are no arbitrations underway as of December 31, 2000, relative to the Company's portfolio of personal accident business, although such arbitrations could commence at some point in the future.

The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of December 31, 2000 and 1999 was $89.1 million and $53.8 million, respectively. The balance as of December 31, 2000 includes an additional $25.0 million charge taken by the Company during the fourth quarter of 2000 based upon the most recent claims development to strengthen its reserves. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for recission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $23.7 million, $113.6 million, and $158.2 million for 2000, 1999, and 1998.

                          Note 22 SALE OF SUBSIDIARIES

As of April 1, 2000, the Company reached an agreement to sell its interest in RGA Sudamerica, S.A. and its subsidiaries, RGA Reinsurance Company Chile, S.A. and Bhif America Seguros de Vida, S.A. The transaction closed on April 27, 2000. The Company received approximately $26.5 million in proceeds and recorded a loss on the sale of approximately $8.6 million. The loss included $4.7 million of accumulated foreign currency depreciation on the Company's net investment and $1.4 million in previously unrealized depreciation of the investment portfolio. During 2000, the Company also sold its interest in RGA Bermuda for nominal consideration.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:

         We have audited the accompanying consolidated balance sheet of Reinsurance Group of America, Incorporated and subsidiaries (the Company) as of December 31, 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2000. Our audit also included the financial statement schedules as of December 31, 2000 and for the year then ended listed in the index at Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

St. Louis, Missouri
February 5, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Reinsurance Group of America, Incorporated:


We have audited the accompanying consolidated balance sheet of Reinsurance Group of America, Incorporated and subsidiaries (the Company) as of December 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

St. Louis, Missouri
January 25, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Reinsurance Group of America, Incorporated:


Under date of January 25, 2000, we reported on the consolidated balance sheet of Reinsurance Group of America, Incorporated and subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

St. Louis, Missouri
January 25, 2000

Report of Management Responsibility for Financial Statements

         The consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 2000, 1999, and 1998, have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based upon management's best estimates and judgments. The financial information contained elsewhere in this annual report is consistent with that contained in the financial statements.

         Management is responsible for establishing and maintaining a system of internal control designed to provide reasonable assurance as to the integrity and reliability of financial reporting. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control, and that the cost of such systems should not exceed the benefits derived therefrom. A professional staff of internal auditors reviews, on an ongoing basis, the related internal control system design, the accounting policies and procedures supporting this system, and compliance therewith. Management believes this system of internal control effectively meets its objective of reliable financial reporting.

         In connection with annual audits, independent certified public accountants perform an audit in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of the system of internal control to the extent necessary to form an independent opinion on the financial statements prepared by management.

         The Board of Directors, through its Audit Committee, which is composed solely of directors who are not employees of the Company, is responsible for overseeing the integrity and reliability of the Company's accounting and financial reporting practices and the effectiveness of its system of internal controls. The independent certified public accountants and internal auditors meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

/s/ Richard A. Liddy                   /s/ A. Greig Woodring
Richard A. Liddy                       A. Greig Woodring
Chairman of the Board of Directors     President and Chief Executive Officer


/s/ Jack B. Lay                        /s/ Todd C. Larson
Jack B. Lay                            Todd C. Larson
Executive Vice President and           Senior Vice President, Controller and
Chief Financial Officer                Treasurer

Quarterly Data (Unaudited--see accompanying accountants' report)


Years Ended December 31
(in thousands, except per share data)

2000                                                           First         Second          Third         Fourth
                                                            -----------    -----------    -----------    -----------
Revenues from continuing operations                         $   402,134    $   419,275    $   402,362    $   501,964
Revenues from discontinued operations                       $    18,196    $     1,358    $     2,837    $     1,267

Income from continuing operations before
      income taxes and minority interest                    $    40,114    $    39,219    $    50,687    $    45,325

Income from continuing operations                           $    23,904    $    21,410    $    31,370    $    29,103
Loss from discontinued operations(1)                        $    (3,482)   $    (2,506)   $    (2,261)   $   (19,869)
                                                            -----------    -----------    -----------    -----------
Net income                                                  $    20,422    $    18,904    $    29,109    $     9,234

Total outstanding common shares - end of period                  49,869         49,335         49,258         49,294

BASIC EARNINGS (LOSS) PER SHARE

Continuing operations                                       $      0.48    $      0.43    $      0.64    $      0.59
Discontinued operations                                     $     (0.07)   $     (0.05)   $     (0.05)   $     (0.40)
                                                            -----------    -----------    -----------    -----------
Net Income                                                  $      0.41    $      0.38    $      0.59    $      0.19

DILUTED EARNINGS (LOSS) PER SHARE

Continuing operations                                       $      0.48    $      0.43    $      0.63    $      0.58
Discontinued operations                                     $     (0.07)   $     (0.05)   $     (0.04)   $     (0.39)
                                                            -----------    -----------    -----------    -----------
Net Income                                                  $      0.41    $      0.38    $      0.59    $      0.19

Dividends per share                                         $      0.06    $      0.06    $      0.06    $      0.06

Market price of common stock
   Quarter end                                              $  23 13/16   $  30 1/8       $  34 1/4      $ 35  1/2
   Common stock price, high                                    30 1/4        35 1/8          34 1/2        38  3/8
   Common stock price, low                                     15 3/8        22              26 1/4        31  7/8

1999                                                           First         Second          Third         Fourth
                                                            -----------    -----------    -----------    -----------
Revenues from continuing operations                         $   443,107    $   409,307    $   326,244    $   428,424
Revenues from discontinued operations                       $    39,903    $    22,059    $    25,749    $    25,919

Income (loss) from continuing operations before
      income taxes and minority interest                    $    35,757    $    44,443    $   (18,545)   $    31,417

Income (loss) from continuing operations                    $    21,978    $    25,647    $   (13,937)   $    19,357
Loss from discontinued operations                           $       (21)   $    (4,971)   $    (3,212)   $    (3,983)
                                                            -----------    -----------    -----------    -----------
Net income (loss)                                           $    21,957    $    20,676    $   (17,149)   $    15,374

Outstanding common shares - end of period (voting)(2)            37,929         37,931         45,130         49,940
Outstanding common shares - end of period (non-voting)(2)         7,418          7,418             --             --
                                                            -----------    -----------    -----------    -----------
Total outstanding common shares - end of period(2)               45,347         45,349         45,130         49,940

BASIC EARNINGS (LOSS) PER SHARE

Continuing operations                                       $      0.48    $      0.57    $     (0.31)   $      0.41
Discontinued operations                                     $        --    $     (0.11)   $     (0.07)   $     (0.08)
                                                            -----------    -----------    -----------    -----------
Net Income                                                  $      0.48    $      0.46    $     (0.38)   $      0.33

DILUTED EARNINGS (LOSS) PER SHARE

Continuing operations                                       $      0.48    $      0.56    $     (0.31)   $      0.41
Discontinued operations                                     $        --    $     (0.11)   $     (0.07)   $     (0.09)
                                                            -----------    -----------    -----------    -----------
Net Income                                                  $      0.48    $      0.45    $     (0.38)   $      0.32

Dividends per share(3)                                      $      0.05    $      0.05    $      0.06    $      0.06

Market price of common stock (voting)
   Quarter end                                              $ 42 9/16      $ 35 1/4       $ 25 11/16     $  27  3/4
   Common stock price, high                                   49 1/6         44 1/4         40 3/4          34  1/2
   Common stock price, low                                    38 11/12       34 1/4         24 3/4          22  1/8

Market price of common stock (non-voting)(2)
   Quarter end(2)                                           $ 33 49/60     $ 33 1/2         N/A             N/A
   Common stock price, high(2)                                41 33/53       33 7/8         N/A             N/A
   Common stock price, low(2)                                 31 15/17       28 1/2         N/A             N/A



(1) Loss from discontinued operations for the fourth quarter of 2000 includes a $25.0 million pre-tax charge to increase reserves.
(2) Non-voting shares were issued on June 6, 1998 and were converted to voting shares on September 14, 1999.
(3) Dividends are payable on voting and non-voting shares of common stock.

Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol "RGA". There were 116 stockholders of record of RGA's common stock on March 1, 2001.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Previously reported on the Company's Current Report on Form 8-K dated March 30, 2000 (filed April 6, 2000).

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

         The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Mr. Watson, Mr. Nitsou, and Mr. St-Amour, each individual holds the same position at RGA and RGA Reinsurance.

         Wayne D. Adams, 42, is Senior Vice President of Sales and Chief Marketing Officer for the U.S. Division. He served as head of sales and marketing for RGA's nontraditional reinsurance business from 1994 to 1996. Prior to the formation of RGA, he served as Director of Reinsurance Administration for General American's reinsurance business from 1983 to 1986, and as regional Sales Vice President for the Western United States from 1987 to 1994.

         David B. Atkinson, 47, became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson also serves as Executive Vice President and Chief Operating Officer of RGA, since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. Operations of the Company from 1994 to 1996 and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of certain RGA subsidiaries.

         Anne E. Bookwalter, 36, is Senior Vice President and Chief Investment Officer. Prior to joining RGA in 2000, she was a senior investment consultant for Scudder Kemper Investments, an investment advisor. She also has worked as a portfolio manager at Lincoln National Corporation and American Bankers Insurance Group. In addition to undergraduate and MBA degrees, she holds a J.D. and is a Chartered Financial Analyst.

         Jaime Correa, 41, is Senior Vice President of the Latin American Division. He previously served as Vice President and Chief Underwriter of the Latin American Division, and joined RGA in 1995 as Executive Director of RGA's facultative services in Latin America. Prior to joining RGA, he worked for The Travelers Insurance Company for 13 years in a variety of underwriting and marketing positions.

         James Dallas, 39, is Senior Vice President, Financial Markets. He joined RGA in 1994, and has served in a variety of actuarial roles. He began his career in 1983 at General American, and worked for ITT Lyndon Insurance Group from 1992 to 1994.

         Brendan J. Galligan, 47, is Senior Vice President, Asia Pacific Division. Prior to joining RGA, Mr. Galligan was Senior Vice President of RGA Canada, and its predecessor, National Re, for five years. His insurance and reinsurance career commenced in Canada in 1977.

         Joel S. Iskiwitch, 46, is Senior Vice President, Accident and Health Division. In 1995, Mr. Iskiwitch joined Great Rivers Reinsurance, a subsidiary of RGA, as a participant in General American's Management Rotation Program. Prior to joining Great

Rivers Reinsurance Management and RGA, Mr. Iskiwitch held the position of Vice President of Business Markets and Advanced Underwriting for GenMark/Individual Line at General American. After joining General American in 1988, Mr. Iskiwitch held a series of increasingly responsible positions leading to his current position at RGA.

         Todd C. Larson, 37, is Senior Vice President, Controller and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to this position he was an accountant for KPMG LLP from 1985 through 1993 (most recently as a Senior Manager).

         Jack B. Lay, 46, is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of certain RGA subsidiaries.

         Paul Nitsou, 39, is Senior Vice President, Market Development Division for RGA. Prior to joining RGA in 1996, Mr. Nitsou was Vice President, Reinsurance for Manulife Financial. Mr. Nitsou joined RGA in 1996 as Vice President, Market Development and was promoted within his first year of employment to Senior Vice President, Market Development Division.

         Andre St-Amour, 50, is Executive Vice President and Chief International Operating Officer of RGA, and President and Chief Executive Officer of RGA Canada. Mr. St-Amour joined RGA Canada in 1992 when the company acquired the reinsurance business of National Re. Mr. St-Amour served as Executive Vice President, Life Division, of National Re from 1989 to 1991. Prior to joining National Re, Mr. St-Amour served in a variety of actuarial positions with Canadian National Railways and Laurentian Mutual Insurance Company.

         Paul A. Schuster, 47, is Executive Vice President, U. S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988.

         James E. Sherman, 47, is Senior Vice President, General Counsel and Secretary of the Company. Mr. Sherman joined General American in 1983, and served as Associate General Counsel of General American since 1995. Mr. Sherman is an officer of RCM as well as RGA Reinsurance.

         Kenneth D. Sloan, 55, has been Senior Vice President, U.S. Facultative Division since January 1997. He served as Vice President, Underwriting of the Company from 1993 to 1997. Prior to the formation of RGA, Mr. Sloan served as Second Vice President of Reinsurance Underwriting for General American. Mr. Sloan joined General American in 1968 in an underwriting capacity and held a series of increasingly responsible positions leading to his current position.

         Michael Stein, 41, is Senior Vice President and Chief Actuary for the U.S. Division. He joined RGA in 1998 and has been responsible for Pricing and Product Development, managing assumed interest-sensitive reinsurance, and other risk management functions within RGA. Prior to joining RGA, he was responsible for Reinsurance Pricing at Transamerica Reinsurance.

         Graham S. Watson, 51, is Executive Vice President and Chief Marketing Officer of RGA. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of certain RGA subsidiaries.

         A. Greig Woodring, 49, is President, Chief Executive Officer, and director. As President and CEO of the Company, Mr. Woodring is also an executive officer of General American Life Insurance Company. Prior to the formation of RGA, Mr. Woodring had headed General American's reinsurance business since 1986. He also serves as a director and officer of a number of the Company's subsidiaries. Before joining General American Life Insurance Company, Mr. Woodring was an actuary at United Insurance Company.

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

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

     The following consolidated statements are included within Item 8 under the following captions:

Index                                                         Page
-----                                                         ----
Consolidated Balance Sheets                                    43
Consolidated Statements of Income                              44
Consolidated Statements of Cash Flows                          45
Consolidated Statements of Stockholders' Equity                46
Notes to Consolidated Financial Statements                    47-67
Independent Auditors' Reports                                 68-70
Quarterly Data                                                 72

2.   Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule                                                      Page
--------                                                      ----
I     Summary of Investments                                   77
II    Condensed Financial Information of the Registrant        78
III   Supplementary Insurance Information                     79-80
IV    Reinsurance                                              81
V     Valuation and Qualifying Accounts                        82


     All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

     3.  Exhibits

     See the Index to Exhibits on page 84.

(b) No other reports on Form 8-K were filed during the three months ended December 31, 2000.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                 SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2000
                                  (in millions)

                                                                               Amount at
                                                                                 Which
                                                                               shown in
                                                                    Fair      the Balance
                Type of Investment                        Cost      Value(3)  Sheets(1)(3)
                ------------------                        ----     ---------  ------------
Fixed maturities:
Bonds:
 United States government and government agencies
   and authorities                                     $   87.2    $   89.7     $   89.7
Foreign governments (2)                                   361.7       411.5        411.5
Public utilities                                          366.8       385.8        385.8
All other corporate bonds                               1,937.8     1,805.8      1,805.8
                                                       --------    --------     --------
         Total fixed maturities                         2,753.5     2,692.8      2,692.8
                                                       --------    --------     --------
Equity securities                                          15.4         XXX         15.4
Mortgage loans on real estate                             128.1       131.7        128.1
Policy loans                                              706.9         XXX        706.9
Funds withheld at interest                                938.4       935.7        938.4
Short-term investments                                     68.7         XXX         68.7
Other                                                       9.9         XXX          9.9
                                                       --------                 --------
         Total investments                             $4,620.9         XXX     $4,560.2
                                                       ========                 ========

     (1) Fixed maturities are classified as available for sale and carried at fair value.

     (2) The following exchange rates have been used to convert foreign securities to U.S. dollars:

          Canadian dollar             $0.6676/C$1.00
          Argentina peso              $1.0016/A$1.00
          Australian dollar           $0.5591/$1.00 Aus
          Great British Pound         $1.4585/(pound)1.00

     (3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
  SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT (in thousands)

CONDENSED BALANCE SHEETS                                                            2000           1999           1998
      Assets:
          Fixed maturity securities (available for sale)                         $       580     $       535     $    34,648
          Short-term investments                                                       7,485          21,298             850
          Cash                                                                         1,091           3,409            (995)
          Investment in subsidiaries                                                 883,988         688,885         713,057
          Other assets                                                               231,830         199,532         106,161
                                                                                 -----------     -----------     -----------
                  Total assets                                                   $ 1,124,974     $   913,659     $   853,721
                                                                                 ===========     ===========     ===========
      Liabilities and stockholders' equity:
          Long-term debt                                                         $   254,003     $   174,412     $    99,116
          Other liabilities                                                            8,048           6,299           6,128
          Stockholders' equity                                                       862,923         732,948         748,477
                                                                                 -----------     -----------     -----------
                  Total liabilities and stockholders' equity                     $ 1,124,974     $   913,659     $   853,721
                                                                                 ===========     ===========     ===========
CONDENSED STATEMENTS OF INCOME

      Interest income                                                            $    14,334     $     7,844     $     4,306
      Dividend from subsidiary                                                            --          50,000              --
      Realized investments gains/(losses), net                                        (8,981)         (7,733)          1,517
      Operating expenses                                                              (1,985)         (3,676)         (2,964)
      Interest expense                                                               (16,458)        (10,779)         (8,050)
                                                                                 -----------     -----------     -----------
          (Loss) Income before income tax and undistributed earnings of              (13,090)         35,656          (5,191)
          subsidiaries

      Income tax benefit                                                                (472)         (5,478)         (1,609)
                                                                                 -----------     -----------     -----------
          Net (loss) income before undistributed earnings of subsidiaries            (12,618)         41,134          (3,582)
      Equity in undistributed earnings (losses) of subsidiaries                       90,287            (276)         65,663
                                                                                 -----------     -----------     -----------
          Net income                                                             $    77,669     $    40,858     $    62,081
                                                                                 ===========     ===========     ===========
CONDENSED STATEMENTS OF CASH FLOWS
      Operating activities:

          Net (losses) income                                                    $    77,669     $    40,858     $    62,081
          Equity (losses) in earnings of subsidiaries                                (90,287)            276         (65,663)
          Other, net                                                                   1,276           5,290           9,501
                                                                                 -----------     -----------     -----------
                  Net cash (used in) provided by operating activities                (11,342)         46,424           5,919
                                                                                 -----------     -----------     -----------
      Investing activities:
          Proceeds from sale of subsidiaries                                          26,509              --              --
          Purchase of business - net of cash received                                (21,850)             --              --
          Sales of fixed maturity securities available for sale                           --          33,146          21,619
          Purchases of fixed maturity securities available for sale                       --              --        (115,162)
          Change in short-term investments                                            13,813         (20,448)          1,725
          Purchases of subsidiary debt securities                                         --        (100,000)             --
          Capital contributions to subsidiaries                                      (58,374)       (144,886)       (130,898)
                                                                                 -----------     -----------     -----------
                  Net cash used in investing activities                              (39,902)       (232,188)       (222,716)
                                                                                 -----------     -----------     -----------
      Financing activities:
          Dividends to stockholders                                                  (11,900)         (9,981)         (7,254)
          Reissuance (acquisition) of treasury stock, net                            (19,174)            229             987
          Proceeds from long-term debt borrowings                                                     80,000          75,000
                                                                                                                 -----------
          Proceeds from private placement / stock offering                                --         124,920         221,837
                                                                                 -----------     -----------     -----------
                  Net cash provided by financing activities                           48,926         190,168         215,570
                                                                                 -----------     -----------     -----------
                  Net change in cash and cash equivalents                             (2,318)          4,404          (1,227)
      Cash and cash equivalents at beginning of year                                   3,409            (995)            232
                                                                                 -----------     -----------     -----------
      Cash and cash equivalents at end of year                                   $     1,091     $     3,409     $      (995)

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                                                  as of December 31,
                                  -------------------------------------------------------------------------------
                                                               Future Policy Benefits
                                       Deferred Policy          and Interest Sensitive    Other Policy Claims and
                                      Acquisition Costs         Contract Liabilities         Benefits Payable
                                  ------------------------     ------------------------ -------------------------


                                    Assumed       Ceded         Assumed        Ceded         Assumed         Ceded
                                  ----------    ----------     ----------    ----------     ----------    ----------
1998

U.S. operations                   $  247,424    $   (5,691)    $3,797,712    $ (182,275)    $  261,661    $   (9,093)
Canada operations                     56,159        (3,064)       515,632       (60,289)        29,048       (14,881)
Latin America operations               9,532            --        138,550          (108)        56,453        (4,894)
Asia Pacific operations               45,053            --         89,671       (42,888)        17,021        (6,453)
Other international operations            54            --          4,054            --          5,759            --
Discontinued operations                1,724          (149)        25,402        (2,224)       112,107       (21,412)
                                  ----------    ----------     ----------    ----------     ----------    ----------
   Total                          $  359,946    $   (8,904)    $4,571,021    $ (287,784)    $  482,049    $  (56,733)
                                  ==========    ==========     ==========    ==========     ==========    ==========

1999

U.S. operations                   $  360,934    $  (36,409)    $2,503,361    $ (210,387)    $  361,725    $  (37,012)
Canada operations                     71,394            --        652,609       (88,956)        70,276       (41,492)
Latin America operations              21,388            --        170,937            --         79,039        (5,240)
Asia Pacific operations               53,893            --         58,949          (319)        19,438            --
Other international operations         7,917          (728)        10,261          (651)         9,888            --
Discontinued operations                   --            --         19,874        (1,936)        41,700        (5,870)
                                  ----------    ----------     ----------    ----------     ----------    ----------
   Total                          $  515,526    $  (37,137)    $3,415,991    $ (302,249)    $  582,066    $  (89,614)
                                  ==========    ==========     ==========    ==========     ==========    ==========

2000

U.S. operations                   $  464,773    $  (67,512)    $3,204,812    $ (201,705)    $  333,453    $  (25,050)
Canada operations                    113,198       (22,972)       683,027       (59,056)        62,478       (44,257)
Latin America operations              29,216            (1)        32,293           334         72,543        (1,782)
Asia Pacific operations               81,518        (1,541)        72,662          (316)        31,020          (985)
Other international operations        26,613        (1,817)        18,425          (201)        13,262            (7)
Discontinued operations                   --            --         51,032        (1,837)        42,667        (2,801)
                                  ----------    ----------     ----------    ----------     ----------    ----------
   Total                          $  715,318    $  (93,843)    $4,062,251    $ (262,781)    $  555,423    $  (74,882)
                                  ==========    ==========     ==========    ==========     ==========    ==========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                 (IN THOUSANDS)

                                                            Year ended December 31,
                                  --------------------------------------------------------------------------
                                                      Net         Benefits,                         Other
                                    Premium       Investment     Claims and      Amortization     Operating
                                    Income          Income         Losses           of DAC         Expenses
                                  -----------     -----------    -----------     -----------     -----------
1998

U.S. operations                   $   716,244     $   231,472    $  (693,034)    $  (114,498)    $   (34,974)
Canada operations                     144,784          38,857       (128,880)        (27,785)         (5,321)
Latin America operations               98,679          17,785        (94,649)         (6,597)        (11,642)
Asia Pacific operations                53,072           2,545        (31,900)        (20,316)         (9,573)
Other international operations          3,641             479         (2,685)           (122)         (7,341)
Corporate                                  --          10,642             --              --         (17,128)
                                  -----------     -----------    -----------     -----------     -----------
   Total                          $ 1,016,420     $   301,780    $  (951,148)    $  (169,318)    $   (85,979)
                                  ===========     ===========    ===========     ===========     ===========

1999

U.S. operations                   $   950,434     $   250,458    $  (891,232)    $  (142,216)    $   (39,258)
Canada operations                     162,482          52,767       (155,993)        (13,337)        (13,925)
Latin America operations              104,167          23,753       (112,914)          5,826         (17,375)
Asia Pacific operations                73,887           2,182        (46,785)        (28,926)         (8,408)
Other international operations         24,668             775        (13,305)         (8,794)         (7,404)
Corporate                                  --          10,345             --              --         (19,964)
                                  -----------     -----------    -----------     -----------     -----------
   Total                          $ 1,315,638     $   340,280    $(1,220,229)    $  (187,447)    $  (106,334)
                                  ===========     ===========    ===========     ===========     ===========

2000

U.S. operations                   $ 1,038,872     $   228,652    $  (895,850)    $  (155,558)    $   (55,012)
Canada operations                     176,326          61,950       (172,180)        (11,181)        (14,084)
Latin America operations               64,897          19,782        (63,773)         (2,197)        (16,222)
Asia Pacific operations                94,282           4,628        (56,377)        (15,788)        (27,615)
Other international operations         29,690           2,056        (20,151)         (2,793)        (14,724)
Corporate                                  (1)          9,437              1              --         (28,886)
                                  -----------     -----------    -----------     -----------     -----------
   Total                          $ 1,404,066     $   326,505    $(1,208,330)    $  (187,517)    $  (154,543)
                                  ===========     ===========    ===========     ===========     ===========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                           SCHEDULE IV - REINSURANCE
                                 (IN MILLIONS)


                                                As of or for the Year ended December 31,
                                   ----------------------------------------------------------------
                                                                                         Percentage
                                                             Ceded to     Assumed         of Amount
                                   Gross       Other        from Other      Net          Assumed to
                                   Amount    Companies      Companies      Amount           Net
                                   -----     ---------      ----------    -------        ----------
          1998

Life insurance in force            $  83      $16,171       $330,615      $314,527          105.11%
Premiums

     U.S. operations               $ 2.6      $ 186.7       $  900.3      $  716.2          125.71%
     Canada operations                --         48.1          192.9         144.8          133.22%
     Latin America operations       48.4          9.6           59.9          98.7           60.69%
     Asia Pacific operations          --          3.8           56.9          53.1          107.16%
     Other international              --          0.1            3.7           3.6          102.78%
                                   -----      -------       --------      --------
          Total                    $51.0      $ 248.3       $1,213.7      $1,016.4          119.41%
                                   =====      =======       ========      ========      ==========

          1999

Life insurance in force            $  81      $36,569       $446,943      $410,455          108.89%
Premiums

     U.S. operations               $ 2.7      $ 207.8       $1,155.5      $  950.4          121.58%
     Canada operations                --         56.6          219.1         162.5          134.83%
     Latin America operations       38.4          1.4           67.1         104.1           64.46%
     Asia Pacific operations          --          2.7           76.6          73.9          103.65%
     Other international             0.1          0.7           25.3          24.7          102.43%
                                   -----      -------       --------      --------
          Total                    $41.2      $ 269.2       $1,543.6      $1,315.6          117.33%
                                   =====      =======       ========      ========      ==========

          2000

Life insurance in force            $  86      $78,226       $545,950      $467,810          116.70%
Premiums

     U.S. operations               $ 2.8      $ 172.0       $1,208.1      $1,038.9          116.29%
     Canada operations                --         41.7          218.0         176.3          123.65%
     Latin America operations       23.2         (0.7)          41.0          64.9           63.17%
     Asia Pacific operations          --          6.4          100.7          94.3          106.79%
     Other international             0.1          0.8           30.4          29.7          102.36%
                                   -----      -------       --------      --------
          Total                    $26.1      $ 220.2       $1,598.2      $1,404.1          113.82%
                                   =====      =======       ========      ========      ==========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                  DECEMBER 31,
                                  (in millions)


                            Balance at    Charges to  Charged to Other
                           Beginning of   Costs and      Accounts-      Deductions-  Balance at End
       Description            Period       Expenses      Describe        Describe      of Period
-----------------------    ------------   ----------  ----------------  -----------  --------------
1998

Mortgage loan
   valuation allowance         $0.4           0.3             --              --         $0.7
                               ====          ====           ====            ====         ====

1999

Mortgage loan
   valuation allowance         $0.7            --             --              --         $0.7
                               ====          ====           ====            ====         ====

2000

Mortgage loan
   valuation allowance         $0.7            --             --             0.5         $0.2
                               ====          ====           ====            ====         ====


The deduction during 2000 represents normal activity associated with the Company's underlying mortgage loan portfolio.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:   /s/ A. Greig Woodring
      -------------------------
          A. Greig Woodring
      President and Chief Executive Officer

Date:    March 16, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2000.

         Signatures                                          Title
         ----------                                          -----
/s/ Richard A. Liddy           March 16, 2001 *   Chairman of the Board and Director
---------------------------------------------
Richard A. Liddy

/s/ A. Greig Woodring          March 16, 2001     President, Chief Executive Officer,
---------------------------------------------     and Director
A. Greig Woodring                                 (Principal Executive Officer)


/s/ Mary Ann Brown             March 16, 2001 *   Director
---------------------------------------------
Mary Ann Brown

/s/ J. Cliff Eason             March 16, 2001 *   Director
---------------------------------------------
J. Cliff Eason

/s/ Stuart I. Greenbaum        March 16, 2001 *   Director
---------------------------------------------
Stuart I. Greenbaum

/s/ Terrence I. Lennon         March 16, 2001 *   Director
---------------------------------------------
Terrence I. Lennon

/s/ William A. Peck, M.D.      March 16, 2001 *   Director
---------------------------------------------
William A. Peck, M.D.

/s/ William P. Stiritz         March 16, 2001 *   Director
---------------------------------------------
William P. Stiritz

/s/ H. Edwin Trusheim          March 16, 2001 *   Director
---------------------------------------------
H Edwin Trusheim

/s/ John H. Tweedie            March 16, 2001 *   Director
---------------------------------------------
John H. Tweedie

/s/ Jack B. Lay                March 16, 2001     Executive Vice President and Chief
---------------------------------------------     Financial Officer
Jack B. Lay                                       (Principal Financial and Accounting
                                                  Officer)

* By:  /s/ Jack B. Lay         March 16, 2001
       ----------------------------------------
       Jack B. Lay             Attorney-in-fact

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
2.1      Reinsurance Agreement dated as of December 31, 1992 between
         General American Life Insurance Company ("General American")
         and General American Life Reinsurance Company of Canada ("RGA
         Canada")

2.2      Retrocession Agreement dated as of July 1, 1990 between
         General American and The National Reinsurance Company of
         Canada, as amended between RGA Canada and General American on December 31, 1992

2.3      Reinsurance Agreement dated as of January 1, 1993 between RGA
         Reinsurance Company ("RGA Reinsurance", formerly "Saint Louis
         Reinsurance Company") and General American

3.1      Restated Articles of Incorporation of Reinsurance Group of
         America, Incorporated ("RGA"), as amended

3.2      Bylaws of RGA, as amended, incorporated by reference to
         Exhibit 3.2 to Form 10-Q for the quarter ended September 30,
         2000 (No. 1-11848), filed on November 13, 2000

3.3      Certificate of Designations for Series A Junior Participating
         Preferred Stock (included as Exhibit A to Exhibit 4.2)

4.1      Form of Specimen Certificate for Common Stock of RGA

4.2      Rights Agreement dated as of May 4, 1993, between RGA and
         ChaseMellon Shareholder Services, L.L.C., as Rights Agent

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


                                                                         Source
EXHIBIT                                                                (See footnotes
NUMBER                             DESCRIPTION                         that follow)
------                             -----------                         --------------

10.1     Marketing Agreement dated as of January 1, 1993 between RGA         3
         Reinsurance and General American

10.2     Administrative Services Agreement dated as of January 1, 1993       3
         between RGA and General American

10.3     Administrative Services Agreement dated as of January 1, 1993       3
         between RGA Reinsurance and General American

10.4     Management Agreement dated as of January 1, 1993 between RGA        2*
         Canada and General American

10.5     Standard Form of General American Automatic Agreement               2

10.6     Standard Form of General American Facultative Agreement             2

10.7     Standard Form of General American Automatic and Facultative         2
         YRT Agreement

10.8     Registration Rights Agreement dated as of April 15, 1993            2
         between RGA and General American

10.9     RGA Reinsurance Management Incentive Plan, as amended and           5*
         restated effective November 1, 1996

10.10    RGA Reinsurance Management Deferred Compensation Plan (ended        2*
         January 1, 1995)

10.11    RGA Reinsurance Executive Deferred Compensation Plan (ended         2*
         January 1, 1995)

10.12    RGA Reinsurance Executive Supplemental Retirement Plan (ended       2*
         January 1, 1995)

10.13    RGA Reinsurance Augmented Benefit Plan (ended January 1, 1995)      2*

10.14    RGA Flexible Stock Plan as amended and restated effective           5*
         November 1, 1996

10.15    Form of Directors' Indemnification Agreement                        2

10.16    RGA Executive Performance Share Plan as amended and restated        5*
         effective November 1, 1996

10.17    RGA Flexible Stock Plan for Directors                               6*

                                                                         Source
EXHIBIT                                                                (See footnotes
NUMBER                             DESCRIPTION                          that follow)
------                             -----------                         --------------
10.18    Employment Agreement dated April 6, 1992 between RGA Canada         7*
         and Andre St-Amour

10.19    Restricted Stock Award to A. Greig Woodring dated January 28,       8*
         1998

16.1     Letter from KPMG LLP pursuant to Item 304 of Regulation S-K         --
         Document incorporated by reference to Form 8-K (No. 1-11848)
         filed on April 6, 2000, at the corresponding exhibit

21.1     Subsidiaries of RGA                                                 --

23.1     Consent of Deloitte & Touche LLP                                    --

23.2     Consent of KPMG LLP                                                 --

24.1     Powers of Attorney for Ms. Brown and Messrs. Eason, Greenbaum,      --
         Lennon, Liddy, Peck, Stiritz, Trusheim, and Tweedie

(1) Documents incorporated by reference to Form 10-Q for the quarter ended September 30, 1999 (No. 1-11848) filed on November 12, 1999 at the corresponding exhibit.

(2) Documents incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on 14 April 1993 at the corresponding exhibit.

(3) Documents incorporated by reference to Amendment No. 2 to Registration Statement Form S-1 (No. 33-58960), filed on 29 April 1993 at the corresponding exhibit.

(4) Documents incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1997 (No. 1-11848) filed on 21 May 1997 at the corresponding exhibit.

(5) Documents incorporated by reference to Form 10-K for the year ended December 31, 1996 (No. 1-11848) filed on 24 March 1997 at the corresponding exhibit.

(6) Documents incorporated by reference to Registration Statement on Form S-8 (No. 333-27167) filed on 15 May 1997 at the corresponding exhibit.

(7) Documents incorporated by reference to Form 10-K for the year ended December 31, 1997 (No. 1-11848) filed on 25 March 1998 at the corresponding exhibit.

(8) Documents incorporated by reference to Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 1998 (No. 1-11848) filed on 14 May 1998 at the corresponding exhibit.

(9) Documents incorporated by reference to Registration Statement on Form S-3 (No. 333-51777) filed on 4 June 1998 at the corresponding exhibit.

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Part IV.