Form 10-Q
period 2001-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2001-05-15
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

  [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  [   ]          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 2001: 49,398,950
SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


ITEM                                                                  PAGE
----                                                                  ----

                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 2001 and December 31, 2000                            3

         Condensed Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 2001 and 2000                      4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2001 and 2000                      5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                        6-8

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                9-18

3        Quantitative and Qualitative Disclosures About Market Risk     18

                           PART II - OTHER INFORMATION

1        Legal Proceedings                                              18

6        Exhibits and Reports on Form 8-K                               18

         Signatures                                                     19

         Index to Exhibits                                              20


           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                     March 31,          December 31,
                                                                                                        2001               2000
                                                                                                     ----------         ------------
                                                                                                          (Dollars in thousands)
             ASSETS

Fixed maturity securities:
       Available-for-sale at fair value (amortized cost of $2,743,464 and
       $2,753,521 at March 31, 2001 and December 31, 2000, respectively)                             $    2,703,316  $    2,692,840
Mortgage loans on real estate                                                                               129,133         128,111
Policy loans                                                                                                707,227         706,877
Funds withheld at interest                                                                                  950,240         938,362
Short-term investments                                                                                       28,187          68,735
Other invested assets                                                                                        23,596          25,233
                                                                                                     --------------  ---------------
             Total investments                                                                            4,541,699       4,560,158
Cash and cash equivalents                                                                                   123,264          70,797
Accrued investment income                                                                                    50,320          37,555
Premiums receivable                                                                                         196,698         226,365
Reinsurance ceded receivables                                                                               336,967         296,368
Deferred policy acquisition costs                                                                           652,484         621,475
Other reinsurance balances                                                                                  182,115         202,158
Other assets                                                                                                 52,543          46,984
                                                                                                     --------------  ---------------
             Total assets                                                                             $   6,136,090  $    6,061,860
                                                                                                     ==============  ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                                $   1,986,655  $    1,933,508
Interest sensitive contract liabilities                                                                   2,115,200       2,128,743
Other policy claims and benefits                                                                            547,359         555,423
Other reinsurance balances                                                                                   72,885          69,343
Deferred income taxes                                                                                       165,363         170,905
Other liabilities                                                                                            86,264          68,758
Long-term debt                                                                                              281,787         272,257
                                                                                                     --------------  ---------------
             Total liabilities                                                                            5,255,513       5,198,937
Commitments and contingent liabilities
Stockholders' Equity:
       Preferred stock (par value $.01 per share; 10,000,000 shares authorized;
        no shares issued or outstanding)                                                                          -               -
       Common stock (par value $.01 per share; 75,000,000 shares authorized,
        51,053,273 shares issued at March 31, 2001 and December 31, 2000,
        respectively)                                                                                           511             511
       Additional paid-in capital                                                                           612,434         611,349

       Retained earnings                                                                                    366,843         348,158

       Accumulated other comprehensive income:
           Accumulated currency translation adjustment, net of taxes                                        (29,800)        (15,867)
           Unrealized depreciation of securities, net of taxes                                              (31,309)        (42,004)
                                                                                                     --------------  ---------------
             Total stockholders' equity before treasury stock                                               918,679         902,147
       Less treasury shares held of 1,662,082 and 1,759,715 at cost at
            March 31, 2001 and December 31, 2000, respectively                                              (38,102)        (39,224)
                                                                                                     --------------  ---------------
            Total stockholders' equity                                                                      880,577         862,923
                                                                                                     --------------  ---------------
            Total liabilities and stockholders' equity                                                $   6,136,090  $    6,061,860
                                                                                                     ==============  ===============



     See accompanying notes to condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three months ended
                                                                       March 31,
                                                             ------------------------------
                                                                 2001              2000
                                                             ------------  ----------------
                                                                (Dollars in thousands,
                                                                except per share data)
REVENUES:
       Net premiums                                         $ 404,585         $   329,543
       Investment income, net of related expenses              84,089              74,010
       Realized investment losses, net                         (1,506)             (4,632)
       Other revenues                                           6,487               3,213
                                                            ---------         -----------
             Total revenues                                   493,655             402,134


BENEFITS AND EXPENSES:
       Claims and other policy benefits                       337,566             265,739
       Interest credited                                       27,404              21,299
       Policy acquisition costs and other insurance            65,833              51,483
        expenses
       Other operating expenses                                22,259              19,965
       Interest expense                                         4,911               3,534
                                                            ---------         -----------
             Total benefits and expenses                      457,973             362,020
                                                            ---------         -----------
             Income before income taxes and minority           35,682              40,114
             interest
       Provision for income taxes                              14,040              15,648
                                                            ---------         -----------
             Income from continuing operations before          21,642              24,466
              minority interest
Minority interest in earnings of consolidated
 subsidiaries                                                       -                 562
                                                            ---------         -----------
       Income from continuing operations                       21,642              23,904
       Discontinued operations:
       Loss on discontinued accident and health
        operations, net of taxes                                    -              (3,482)
                                                            ---------         -----------
       Net income                                            $ 21,642         $    20,422
                                                            ---------         -----------
Earnings per share from continuing operations:
       Basic earnings per share                              $   0.44         $      0.48
                                                            ---------         -----------
       Diluted earnings per share                            $   0.43         $      0.48
                                                            ---------         -----------
Earnings per share from net income:
       Basic earnings per share                              $   0.44         $      0.41
                                                            ---------         -----------
       Diluted earnings per share                            $   0.43         $      0.41
                                                            ---------         -----------
Weighted average number of diluted shares outstanding
 (in thousands)                                                49,886              50,135
                                                            ---------         -----------





See accompanying notes to condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Three months ended
                                                                                                        March 31,
                                                                                               ----------------------------
                                                                                                   2001            2000
                                                                                               ------------   -------------
                                                                                                   (Dollars in thousands)
OPERATING ACTIVITIES:
       Net income                                                                           $     21,642       $    20,422
       Adjustments to reconcile net income to net cash
        provided by operating activities:
            Change in:
              Accrued investment income                                                          (12,765)          (14,361)
              Premiums receivable                                                                 29,667            37,440
              Deferred policy acquisition costs                                                  (35,064)          (23,381)
              Funds withheld                                                                      (1,940)           (3,863)
              Reinsurance ceded balances                                                         (40,599)           21,699
              Future policy benefits, other policy
               claims and benefits, and other reinsurance balances                                70,608            20,056
              Deferred income taxes                                                                  490             7,126
              Other assets and other liabilities                                                  10,780            33,370
           Amortization of net investment discounts, goodwill and other                             (658)           (6,116)
           Realized investment losses, net                                                         1,506             4,632
           Minority interest in earnings                                                              --               562
           Other, net                                                                               (927)           (3,744)
                                                                                            -------------      -----------

Net cash provided by operating activities                                                         42,740            93,842
INVESTING ACTIVITIES:
      Sales of investments:
         Fixed maturity securities - Available for sale                                          313,929            31,180
         Mortgage loans                                                                               --             1,859
      Maturities of fixed maturity securities - Available for sale                                    --             1,241
      Purchases of fixed maturity securities - Available for sale                               (331,866)         (225,748)
      Cash invested in:
         Mortgage loans                                                                           (1,022)          (10,334)
         Policy loans                                                                                  1                (2)
         Funds withheld at interest                                                              (15,792)          (66,900)
       Principal payments on mortgage loans                                                         (351)            1,313
       Change in short-term and other invested assets                                             46,700           144,770
                                                                                            -------------      -----------
Net cash provided (used) by investing activities                                                  11,599          (122,621)
FINANCING ACTIVITIES:
       Dividends to stockholders                                                                  (2,958)           (2,996)
       Borrowings under credit agreements                                                          9,530                --
       Reissuance (purchase) of treasury stock                                                     1,123            (1,463)
       Excess (withdrawals) deposits on universal life and
        other investment type policies and contracts                                             (10,271)           84,463
                                                                                            -------------      -----------
Net cash (used) provided by financing activities                                                  (2,576)           80,004
Effect of exchange rate changes                                                                      703               (25)
                                                                                            -------------      -----------
Change in cash and cash equivalents                                                               52,466            51,200
Cash and cash equivalents, beginning of period                                                    70,797            24,316
                                                                                            -------------      -----------
Cash and cash equivalents, end of period                                                       $ 123,263       $    75,516
                                                                                            =============      ===========


     See accompanying notes to condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated and Subsidiaries (the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("Annual Report").

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its Subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2001 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):

                                                      --------------------------
                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                       MARCH 31,      MARCH 31,
                                                        2001           2000
                                                      --------------------------
Earnings:
 Income from continuing operations (numerator for
  basic and diluted calculations)                      $21,642        $23,904
 Shares:
  Weighted average outstanding shares (denominator for
   basic calculation)                                   49,338         49,937
  Equivalent shares from outstanding stock options
   (denominator for diluted calculation)                   548            198
                                                      --------------------------
  Denominator for diluted calculation                   49,886         50,135
Earnings per share:
  Basic                                                  $0.44          $0.48
  Diluted                                                $0.43          $0.48
                                                      --------------------------


The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three-month periods ended March 31, 2001 and 2000, approximately 0.2 million and 1.0 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods.

3. COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income for the three-month periods ending March 31, 2001 and 2000 (dollars in thousands):

                                                      --------------------------
                                                        THREE MONTHS ENDED
                                                      --------------------------
                                                       MARCH 31,      MARCH 31,
                                                        2001           2000
                                                      --------------------------
Net income                                             $21,642          $20,422
 Accumulated other comprehensive
 income (expense), net of tax:
  Unrealized gains                                      10,695           57,776
  Foreign currency items                               (13,933)            (861)
                                                      --------------------------
  Comprehensive income                                 $18,404          $77,337
                                                      --------------------------


4. SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the Annual Report. The Asia Pacific, Latin America and Other Markets operating segments have been condensed into one reportable segment, Other International, as allowed by applicable accounting pronouncements. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest. There are no intersegment transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to revenues and income
(loss) before income taxes and minority interest of the Company's continuing operations are summarized below (in thousands).



                                                                                  INCOME (LOSS) BEFORE INCOME
                                                      REVENUES                     TAXES AND MINORITY INTEREST
                                       -----------------------------------    -----------------------------------
                                          THREE MONTHS ENDING MARCH 31,           THREE MONTHS ENDING MARCH 31,
                                       -----------------------------------    -----------------------------------
                                             2001              2000                 2001               2000
                                             ----              ----                 ----               ----
  U.S.                                    $367,128           $296,954              $30,272            $33,977
  Canada                                    64,073             55,634               17,149             12,230
  Other international                       61,274             49,234              (4,641)                197
  Corporate                                  1,180                312              (7,098)            (6,290)
                                        -----------------------------------   ------------------------------------
  Total from continuing operations        $493,655           $402,134              $35,682            $40,114
                                        ----------------------------------    ------------------------------------


There have been no material changes in reportable segment assets from the amounts disclosed in Note 17 of the Annual Report.

5. DEBT FINANCING ACTIVITIES

RGA Australian Holdings PTY, Limited ("Australian Holdings"), a wholly owned subsidiary of the Company, amended and restated its outstanding line of credit in January 2001, increasing the capacity to AUS$35.0 million (approximately $17.0 million). Additionally, the line of credit now expires December 2005. As of March 31, 2001, AUS$19.0 million (approximately $9.2 million) in borrowings were outstanding on this line of credit.

6. DIVIDENDS

The Board of Directors declared a dividend of six cents per share of common stock on January 24, 2001. This dividend was paid on February 26, 2001 to shareholders of record as of February 5, 2001.

7. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to several arbitrations underway primarily involving its group medical reinsurance coverages. The Company expects those arbitrations to be completed during 2001 and 2002. Reserves are established on those treaties based upon estimates of the expected findings of the related arbitration panels. There are no arbitrations underway as of March 31, 2001, relative to the Company's portfolio of personal accident business, although such arbitrations could commence at some point in the future. It is management's opinion that future developments, if any, will not materially adversely affect the Company's financial position.

8. NEW ACCOUNTING STANDARDS

In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133". This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 138 as of January 1, 2001, resulting in an after-tax loss in continuing operations of $0.5 million, substantially all of which related to embedded derivatives on a specific market value annuity product. The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company may use both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position.

In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"), which was effective on January 1, 2001. The purpose of Codification is to establish a uniform set of accounting rules and regulations (Statements of Statutory Accounting Principles, "SSAP") for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. As of March 31, 2001, the State of Missouri has not amended its laws and rules to closely mirror SSAP, but the Missouri Department of Insurance has instructed its domestic insurers to conform to the new codified SSAP in anticipation of changes to applicable Missouri laws and rules. The Company adopted Codification pursuant to the new codified SSAP on January 1, 2001, resulting in an increase in the statutory surplus of RGA Reinsurance Company and its parent, Reinsurance Company of Missouri, of approximately $2.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Other Markets, which include Europe and South Africa. The Asia Pacific, Latin America, and Other Markets operational segments are presented herein as one reportable segment. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. Other international operations primarily provide reinsurance in Asia Pacific, Latin America, and other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes and minority interest.

Consolidated income from continuing operations before income taxes and minority interest for the first quarter of 2001 decreased $4.4 million as compared to the prior-year period. After tax diluted earnings per share from continuing operations were $0.43 and $0.48 for the first quarter of 2001 and 2000, respectively.

For the first quarter of 2001, reinsurance arrangements with MetLife and its affiliates represented approximately 19.9% of the Company's income from continuing operations before income taxes and minority interest.

Further discussion and analysis of the results for 2001 compared to 2000 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

                                                     ------------------------------------------------------------------

                                                                                 NON-TRADITIONAL
                                                                         ------------------------------
                                                                              ASSET-         FINANCIAL         TOTAL
                                                       TRADITIONAL          INTENSIVE       REINSURANCE         U.S.
                                                     ------------------------------------------------------------------
REVENUES:
  Net premiums                                         $      305,489    $        298   $            -   $     305,787
  Investment income, net of related expenses                   36,701          23,159              199          60,059
  Realized investment (losses) gains, net                      (4,568)            234                -          (4,334)
  Other revenue                                                   118            (718)           6,216           5,616
                                                     ------------------------------------------------------------------
     Total revenues                                           337,740          22,973            6,415         367,128

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            249,430           3,081                -         252,511
  Interest credited                                            12,616          14,388                -          27,004
  Policy acquisition costs and other insurance
    expenses                                                   42,496           3,102            2,854          48,452
  Other operating expenses                                      6,692             129            2,068           8,889
                                                    -------------------------------------------------------------------
   Total benefits and expenses                                311,234          20,700            4,922         336,856
   Income before income taxes and minority             $       26,506    $      2,273   $        1,493   $      30,272
    interest
                                                    -------------------------------------------------------------------


FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000

                                                     -----------------------------------------------------------------

                                                                                NON-TRADITIONAL
                                                                       ---------------------------------
                                                                              ASSET-         FINANCIAL      TOTAL
                                                       TRADITIONAL           INTENSIVE       REINSURANCE    U.S.
                                                     -----------------------------------------------------------------

REVENUES:
  Net premiums                                         $     246,742    $        618   $             -   $     247,360
  Investment income, net of related expenses                  33,111          17,435                 -          50,546
  Realized investment losses, net                             (2,819)            (84)                -          (2,903)
  Other revenue                                                  293             (44)            1,702           1,951
                                                     ------------------------------------------------------------------
     Total revenues                                          277,327          17,925             1,702         296,954



BENEFITS AND EXPENSES:
  Claims and other policy benefits                           199,559             108                 -         199,667
  Interest credited                                           11,426           9,381                 -          20,807
  Policy acquisition costs and other insurance
    expenses                                                  28,681           6,317             1,124          36,122
  Other operating expenses                                     6,223             139                19           6,381
                                                     -------------------------------------------------------------------
    Total benefits and expenses                              245,889          15,945             1,143         262,977
    Income before income taxes and minority          $        31,438    $      1,980   $           559   $      33,977
     interest                                        -------------------------------------------------------------------



Income before income taxes and minority interest for U.S. operations segment totaled $30.3 million for the first quarter of 2001, a 10.9% decrease from the comparable period. The decrease in income can primarily be attributed to higher than expected death claims, primarily on facultative business, and a $1.4 million increase in realized losses on securities transactions compared to the same period last year. The level of death claims may fluctuate from period to period, but is expected to remain fairly constant over the long term. We do not believe the first-quarter claim results indicate a systemic pricing or profitability problem on our underlying business. Net premium growth for the U.S. operations segment remained strong with a 23.6% increase in the first quarter 2001 compared to the same period last year. The increase is attributed to the core traditional block.

Traditional Reinsurance

The U.S. traditional reinsurance is the oldest and largest subsegment of the Company. This subsegment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2001, production totaled $17.7 billion compared to $23.5 billion for the same period in 2000. Production levels are significantly influenced by large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income before income taxes and minority interest for U.S. traditional reinsurance decreased 15.7% in the first quarter of 2001. The decrease in income for the quarter was primarily due to higher than expected death claims and realized losses of $4.6 million on securities transactions.

Net premiums for U.S. traditional reinsurance increased 23.8% in the first quarter of 2001. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to continued growth.

Net investment income increased 10.8% in the first quarter of 2001. The increase was due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance.

The amount of claims and other policy benefits increased 25% in the first quarter of 2001. Claims and other policy benefits, as a percentage of net premiums, were 81.7% and 80.9%, in the first quarter of 2001 and 2000, respectively. Mortality results (death claims) during the first quarter of 2001 include approximately $9 million of claims in excess of management expectations, primarily related to several treaties that have been on the books for years. Mortality may fluctuate somewhat from period to period, but is expected to remain fairly constant over the long term. Management does not believe first quarter results indicate a systemic shift in future claim levels.

Interest credited relates to amounts credited on the Company's cash value products in this subsegment, which have a significant mortality component. The increase in the first quarter of 2001 as compared to 2000 was primarily due to increased interest crediting rates and deposits on certain universal life policies. This amount fluctuates with the changes in deposit levels, cash surrender values and interest crediting rates.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 13.9% and 11.6% for the first quarter of 2001 and 2000, respectively. The increase was primarily attributable to the mix of the business that resulted in more acquisition costs in the current period, particularly on traditional universal life business, where the company reflects very little premiums.

Other operating expenses for the first quarter of 2001 remained relatively constant as a percentage of net premiums.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance subsegment includes the reinsurance of annuities and bank-owned life insurance.

Income before income taxes and minority interest for the first quarter of 2001 was $2.3 million, a 14.8% increase compared to the same period last year. Net premiums reported in this subsegment relate to a yearly renewable term treaty that reinsures the mortality risk of a bank-owned life insurance product. Investment income and interest credited have increased over the prior period primarily as a result of a coinsurance agreement on a block of single-premium deferred annuities which was first reported in the second quarter of 2000. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

Financial Reinsurance

The U.S. financial reinsurance subsegment includes net fees earned on financial reinsurance agreements and the Company's investment in RGA Financial Group L.L.C. ("RGA Financial Group"). Effective July 1, 2000, the Company increased its ownership of RGA Financial Group from 40% to 80%. For the third quarter 2000, results were consolidated and minority interest expense was recorded for the 20% not owned by the Company. Subsequent to the end of the third quarter, the Company acquired the remaining 20% interest. Financial reinsurance agreements represent low mortality risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes and minority interest increased to $1.5 million in the first quarter of 2001, as compared to $0.6 million in the prior-year period. These results can be attributed to the increased ownership in RGA Financial Group coupled with increased fees for the comparable periods.

CANADA OPERATIONS (dollars in thousands)


                                                                        ----------------------------------------------
                                                                                     THREE MONTHS ENDED
                                                                        ----------------------------------------------
                                                                               MARCH 31, 2001      MARCH 31, 2000
                                                                        ----------------------------------------------
REVENUES:
  Net premiums                                                                      $42,566                 $41,027
  Investment income, net of related expenses                                         15,646                  14,983
  Realized investment gains (losses), net                                             5,614                    (446)
  Other revenue                                                                         247                      70
                                                                        ----------------------------------------------
    Total revenues                                                                   64,073                  55,634

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                                   41,207                  37,264
  Interest credited                                                                     107                     345
  Policy acquisition costs and other insurance expenses                               3,486                   3,646
  Other operating expenses                                                            2,124                   2,149
                                                                        ----------------------------------------------
    Total benefits and expenses                                                      46,924                  43,404

    Income before income taxes and minority interest                                $17,149                 $12,230
                                                                        ----------------------------------------------

Income before income taxes and minority interest increased to $17.1 million in the first quarter of 2001. The increase was due to $5.6 million in realized investment gains during the current quarter as the Company realigned its investment portfolio. Excluding realized investment gains, income before income taxes and minority interest decreased to $11.5 million in the first quarter of 2001 from $12.7 million in 2000. The decrease for the quarter was consistent with management's expectations and the result of favorable mortality in the first quarter of 2000 as well as a 5.0% decline in the Canadian dollar in 2001. Mortality in the first quarter of 2001 was consistent with management's expectations.

Net premiums increased 3.8% to $42.6 million during 2001. The increase was primarily the result of normal production offset by a 5.0% decline in the Canadian dollar. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. Net investment income increased 4.4% in the first quarter of 2001 due to an increase in the invested asset base offset by a weakened Canadian dollar. The invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment in June 2000, and interest on the growth of funds withheld at interest.

Claims and other policy benefits increased by 10.6% during the first quarter of 2001. Claims and other policy benefits as a percentage of net premiums were 96.8% in the first quarter of 2001 compared to 90.8% in 2000. The lower percentage in the first quarter of 2000 is the result of better than expected mortality for the quarter. Mortality is expected to fluctuate somewhat from period to period but remains fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 8.2% for the first quarter of 2001 compared to 8.9% in the prior year period. The decrease in this ratio is primarily due to the mix of business in the segment, which varies from period to period, primarily due to new production.

OTHER INTERNATIONAL OPERATIONS  (dollars in thousands)
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001


                                                   --------------------------------------------------------------
                                                                                                      TOTAL
                                                                       LATIN           OTHER          OTHER
                                                   ASIA PACIFIC       AMERICA         MARKETS      INTERNATIONAL
                                                   --------------------------------------------------------------
REVENUES:

  Net premiums                                         $28,887         $14,098         $13,247         $56,232
  Investment income, net of related expenses             1,035           2,879             655           4,569
  Realized investment gains (losses), net                   85            (388)            (36)           (339)
  Other revenue                                            725              91              (4)             812
                                                   --------------------------------------------------------------
    Total revenues                                      30,732          16,680          13,862          61,274

BENEFITS AND EXPENSES:

  Claims and other policy benefits                      19,502          14,336          10,010          43,848
  Interest credited                                          -             293               -             293
  Policy acquisition costs and other insurance
   expenses                                              8,312           2,274           3,309          13,895
  Other operating expenses                               2,858           2,126           2,480           7,464
  Interest expense                                         270               -             145             415
                                                   --------------------------------------------------------------
    Total benefits and expenses                         30,942          19,029          15,944          65,915

    Loss before income taxes and minority              $  (210)        $(2,349)        $(2,082)        $(4,641)
      interest
                                                   --------------------------------------------------------------






FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000


                                                   --------------------------------------------------------------
                                                                                                      TOTAL
                                                                       LATIN           OTHER          OTHER
                                                   ASIA PACIFIC       AMERICA         MARKETS      INTERNATIONAL
                                                   --------------------------------------------------------------
REVENUES:
  Net premiums                                         $19,077         $16,653          $5,426         $41,156
  Investment income, net of related expenses               954           5,670             218           6,842
  Realized investment gains (losses), net                   17            (236)            264              45
  Other revenue                                             84             173             934           1,191
                                                   --------------------------------------------------------------
    Total revenues                                      20,132          22,260           6,842          49,234

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      11,519          14,033           3,257          28,809
  Interest credited                                          -             147               -             147
  Policy acquisition costs and other insurance
   expenses                                              6,738           2,962           2,015          11,715
  Other operating expenses                               2,473           3,262           2,511           8,246
  Interest expense                                         120               -               -             120
                                                   --------------------------------------------------------------
    Total benefits and expenses                         20,850          20,404           7,783          49,037

    (Loss) income before income taxes and
      minority interest                                $  (718)        $ 1,856          $ (941)        $   197
                                                   --------------------------------------------------------------



Loss before income taxes and minority interest for the other international segment totaled $4.6 million for the first quarter of 2001 compared to income of $0.2 million for the comparable prior-year period. Latin America operations provided the majority of the loss in 2001 due primarily to higher than expected claims on privatized pension business in Argentina and declining sales of direct insurance compared to the same period in 2000.

Net premiums increased 36.6% to $56.2 million during 2001. The increase was primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business in the Asia Pacific and Other Markets sub-segments. This increase was partially offset by declining sales of direct insurance in Argentina and the sale of the Company's Chilean subsidiaries during the second quarter of 2000 (the "Chilean Sale"). Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income decreased 33.2% in the first quarter of 2001 primarily due to a decrease in the Latin America invested asset base from the Chilean Sale. Investment income and realized investment gains for RGA Reinsurance Company are allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments and the relative allocation of capital to units.

The amount of claims and other policy benefits increased 52.2% in the first quarter of 2001 due primarily to increased business volume. Claims and other policy benefits, as a percentage of net premiums, were 78.0% and 70.0%, in the first quarter of 2001 and 2000, respectively. Higher than expected claims in Argentina contributed to the increase in claims as a percentage of net premiums. The Argentina claims were primarily death or disability benefits, which are indexed based on certain fund balances. The Company continues to monitor this adverse development. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term. The Company monitors mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 24.7% in the first quarter of 2001 versus 28.5% in the prior-year period. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses for the first quarter of 2001 decreased $0.8 million, primarily a result of the Chilean Sale. As a percentage of premiums, other operating expenses decreased to 13.3% in the first quarter 2001 from 20.0% in the prior year. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

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

Consolidated investment income from continuing operations increased 13.6% during the first quarter of 2001. The increase was primarily attributable to a larger asset base resulting from a coinsurance agreement on a block of single-premium deferred annuities in the second quarter of 2000 and normal cash flows from operations offset slightly by a lower yield. The average yield earned on investments was 7.25% and 7.36% for the first three months of 2001 and 2000, respectively. The decrease in overall yield reflected a general decrease in interest rates. Investment income has been allocated to the operational segments on the basis of average required capital per segment.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

Consolidated provision for income taxes for continuing operations decreased 10.3% for the first quarter of 2001, primarily a result of lower pre-tax income for the quarter. The effective tax rate was 39.3% and 39.0% for the first three months of 2001 and 2000, respectively.

DISCONTINUED OPERATIONS
At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported break even results for the first quarter of 2001 compared to a loss of $3.5 million for the comparable prior year period. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years. The experience on this block of business will continue to be monitored as the business runs off.

LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2001, the Company generated $42.7 million and $11.6 million in cash from operating and investing activities, respectively, and used $2.6 million in cash from financing activities. The sources of funds of the Company's operating subsidiaries consist of premiums and deposits received from ceding insurers, investment income, and proceeds from sales and redemption of investments. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, interest credited, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. During the second quarter of 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, whereby it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of March 31, 2001, the Company had approximately $90.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003. RGA Australian Holdings PTY, Limited ("Australian Holdings") has AUD$19.0 million (approximately $9.2 million) outstanding on a line of credit as of March 31, 2001. The line of credit was amended and restated in January 2001 increasing the capacity to AUD$35.0 million (approximately $17.0 million) and now expires December 2005. On May 8, 2000, RGA Holdings Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $21.2 million) for expansion of the Company's business primarily in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the U.K. Credit Agreement. As of March 31, 2001, the Company had (pound)6.0 million (approximately $8.5 million) outstanding under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2004 extendable a one-year term. The Credit Agreement and the U.K. Credit Agreement contain covenants that are considered usual and customary for facilities of these sizes, types, and purposes.

The ability of the Company and its subsidiaries to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and surplus of the Company's subsidiaries, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At March 31, 2001, RGA Reinsurance and RGA Canada had statutory capital and surplus of $497.4 million and $162.4 million, respectively. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claim levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if the Company's ratings fall below certain thresholds. The extent of any realized gains or losses associated with such recaptures would depend on market conditions at the time of recapture.

INVESTMENTS
Invested assets, including cash and short-term investments, totaled $4.7 billion at March 31, 2001 compared to $4.6 at December 31, 2000. Increases from positive operating cash flows were offset, in part by the impact of Canadian and Australian currency devaluation during the first three months of 2001 and the Chilean Sale. The Company has historically generated positive cash flows from operations.

At March 31, 2001, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before tax of $40.1 million.
                                       15

MARKET RISK

Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and non-derivative financial instruments have market risk so the Company's risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. RGA is primarily exposed to interest rate risk and foreign currency risk.

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

Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in market risk sensitive fixed rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's projected change in fair value of all financial instruments for the various rate shock levels at March 31, 2001. All market risk sensitive instruments presented in this table are available for sale. RGA has no trading securities.

The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of March 31, 2001, with adjustments made to reflect the shift in the Treasury yield curve as appropriate.

                                                                                                    Percentage
                                              Estimated Fair Value of                              Hypothetical
Percentage Change in Interest Rates            Fixed Rate Instruments     Hypothetical Change         Change
-----------------------------------           -----------------------     -------------------      ------------
(Dollars in thousands)

300 basis point rise                                      $1,330,166            $(436,513)                 -24.71%
200 basis point rise                                      $1,462,019            $(304,660)                 -17.24%
100 basis point rise                                      $1,606,989            $(159,690)                  -9.04%
Base Scenario                                             $1,766,679            $       -                       -%
100 basis point decline                                   $1,934,137            $ 167,458                    9.48%
200 basis point decline                                   $2,121,129            $ 354,450                   20.06%
300 basis point decline                                   $2,342,898            $ 576,219                   32.62%


Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the annual cash flows expected attributable to floating rate assets, liabilities, and off-balance sheet items in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows of market risk sensitive floating rate instruments in the event of a sudden and sustained 100 to 300 basis points increase or decrease in the market interest rates. The following table presents the Company's estimated change in annual cash flows associated with floating-rate instruments for various rate shock levels at March 31, 2001. All floating rate interest sensitive instruments presented in this table are classified as available for sale.



                                                                                                    Percentage
                                              Estimated Annual Cash Flows                          Hypothetical
Percentage Change in Interest Rates           of Floating Rate Instruments  Hypothetical Change       Change
-----------------------------------           ----------------------------  -------------------    ------------
(Dollars in thousands)


300 basis point rise                                            $29,188           $ 8,644                 42.08%
200 basis point rise                                            $26,307           $ 5,763                 28.05%
100 basis point rise                                            $23,425           $ 2,881                 14.02%
Base Scenario                                                   $20,544           $     -                     -%
100 basis point decline                                         $17,663           $(2,881)               -14.02%
200 basis point decline                                         $14,781           $(5,763)               -28.05%
300 basis point decline                                         $11,900           $(8,644)               -42.08%



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

FOREIGN CURRENCY RISK

The Company is subject to foreign currency translation, transaction, and net income exposure. The Company generally does not hedge the foreign currency translation exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). Currently, the Company believes its foreign currency transaction exposure is not material to the consolidated results of operations. Net income exposure, which may result from the strengthening of the U.S. dollar to foreign currencies will adversely affect results of operations since the income earned in the foreign currencies is worth less in U.S. dollars. When evaluating investments in foreign countries, the Company considers the stability of the political and currency environment. Devaluation of the currency after an investment decision has been made will affect the value of the investment when translated to U.S. dollars for financial reporting purposes.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this Quarterly Report on Form 10-Q regarding the Company's business which are not historical facts, including, without limitation, statements and information relating to future financial performance, growth potential and expectations, increases in premiums, the effect of mortality rates and experience, claims levels, and other statements related to the Company's business are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking" statements include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves and assumptions relating to the foregoing. The words "expect," "project," "estimate," "anticipate," "should," "believe" and similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) market conditions and the timing of sales of investment securities, (2) regulatory action taken by the New York or Missouri Departments of Insurance with respect to MetLife, General American or the Company or its subsidiaries, (3) changes in the credit ratings of the Company, MetLife or General American and the effect of such changes on the Company's future results of operations and financial condition, (4) material changes in mortality and claims experience, (5) competitive factors and competitors' responses to the Company's initiatives, (6) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (7) successful execution of the Company's entry into new markets, (8) successful development and introduction of new products, (9) the stability of governments and economies in foreign markets in which we operate, (10) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (11) the success of the Company's clients, (12) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries, and (13) other risks and uncertainties described in this Quarterly Report and in the Company's other filings with the Securities and Exchange Commission.

ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THIS CAUTIONARY STATEMENT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH STATEMENTS, WHICH SPEAK ONLY AS OF APRIL 30, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" and "-- Foreign Currency Risk" which are incorporated by reference herein.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party in several arbitrations primarily involving group medical reinsurance coverages as discussed in Note 21 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending arbitration or legal proceedings or provide reasonable ranges of potential losses, after consideration of the provisions made in the Company's consolidated financial statements it is the opinion of Management that the outcome of these disputes would not have a material adverse effect on its consolidated financial position.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)     See index to exhibits.

(b) The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended March 31, 2001:

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Reinsurance Group of America, Incorporated


                         By:  /s/ A. Greig Woodring        May 14, 2001
                             ------------------------------------------
                                       A. Greig Woodring
                                President & Chief Executive Officer
                                   (Principal Executive Officer)





                               /s/ Jack B. Lay             May 14, 2001
                              -----------------------------------------
                                           Jack B. Lay
                              Executive Vice President & Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                              Description

3.1 Restated Articles of Incorporation of Reinsurance Group of America, Incorporated, as amended, incorporated by reference to Form 10-Q for the quarter ended September 30, 1999 (No. 1-11848) filed on November 12, 1999 at the corresponding exhibit.

3.2           Bylaws of RGA, as amended, incorporated by reference to Exhibit
              3.2 to Form 10-Q for the quarter ended September 30, 2000
              (No. 1-11848), filed on November 13, 2000.

3.3 Certificate of Designations for Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 4.2).


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