Form 10-Q
period 2001-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2001-08-13
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
                                       YES   X         NO
                                           -----          -----

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 2001:  49,410,334
SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


ITEM                                                                        PAGE
----                                                                        ----


                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 2001 and December 31, 2000                                  3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and six months ended June 30, 2001 and 2000                    4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2001 and 2000                              5

         Notes to Unaudited Condensed Consolidated Financial
         Statements (Unaudited)                                               6

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        9

3        Qualitative and Quantitative Disclosures About Market Risk          20


                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                   20

4        Submission of Matters to a Vote of Security Holders                 21

6        Exhibits and Reports on Form 8-K                                    21

         Signatures                                                          22

         Index to Exhibits                                                   23

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            (Unaudited)
                                                                                              June 30,            December 31,
                                                                                               2001                   2000
                                                                                            -----------           ------------
                                                                                                   (Dollars in thousands)
       ASSETS
Fixed maturity securities:
       Available-for-sale at fair value (amortized cost of $2,760,409 and
             $2,753,521 at June 30, 2001 and December 31, 2000, respectively)               $ 2,667,673           $ 2,692,840
Mortgage loans on real estate                                                                   140,115               128,111
Policy loans                                                                                    716,033               706,877
Funds withheld at interest                                                                      952,408               938,362
Short-term investments                                                                           49,593                68,735
Other invested assets                                                                            53,283                25,233
                                                                                            -----------           -----------
             Total investments                                                                4,579,105             4,560,158
Cash and cash equivalents                                                                       155,792                70,797
Accrued investment income                                                                        55,468                37,555
Premiums receivable                                                                             149,739               226,365
Reinsurance ceded receivables                                                                   309,404               296,368
Deferred policy acquisition costs                                                               723,707               621,475
Other reinsurance balances                                                                      191,427               202,158
Other assets                                                                                     47,517                46,984
                                                                                            -----------           -----------
             Total assets                                                                   $ 6,212,159           $ 6,061,860
                                                                                            ===========           ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                      $ 2,012,811           $ 1,933,508
Interest sensitive contract liabilities                                                       2,100,409             2,128,743
Other policy claims and benefits                                                                602,989               555,423
Other reinsurance balances                                                                       66,535                69,343
Deferred income taxes                                                                           176,238               170,905
Other liabilities                                                                                47,040                68,758
Long-term debt                                                                                  318,003               272,257
                                                                                            -----------           -----------
             Total liabilities                                                                5,324,025             5,198,937
Commitments and contingent liabilities
Stockholders' Equity:
       Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
             shares issued or outstanding)                                                           --                    --
       Common stock (par value $.01 per share; 75,000,000 shares authorized,
             51,053,273 shares issued at June 30, 2001 and December 31, 2000,
             respectively)                                                                          511                   511
       Additional paid-in capital                                                               612,455               611,349
       Retained earnings                                                                        394,393               348,158
       Accumulated other comprehensive income:
             Accumulated currency translation adjustment, net of income taxes                   (20,833)              (15,867)
             Unrealized depreciation of securities, net of income taxes                         (60,355)              (42,004)
                                                                                            -----------           -----------
                   Total stockholders' equity before treasury stock                             926,171               902,147
       Less treasury shares held of 1,647,939 and 1,759,715 at cost at
             June 30, 2001 and December 31, 2000, respectively                                  (38,037)              (39,224)
                                                                                            -----------           -----------
             Total stockholders' equity                                                         888,134               862,923
                                                                                            -----------           -----------
             Total liabilities and stockholders' equity                                     $ 6,212,159           $ 6,061,860
                                                                                            ===========           ===========



See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                           Three months ended              Six months ended
                                                                                 June 30,                       June 30,
                                                                        -------------------------       -------------------------
                                                                          2001            2000            2001            2000
                                                                        ---------       ---------       ---------       ---------
                                                                              (Dollars in thousands, except per share data)
REVENUES:
        Net premiums                                                    $ 387,336       $ 345,400       $ 791,921       $ 674,943
        Investment income, net of related expenses                         76,276          82,292         160,365         156,302
        Realized investment losses, net                                    (7,526)        (10,892)         (9,032)        (15,524)
        Other revenues                                                      9,441           2,475          15,928           5,688
                                                                        ---------       ---------       ---------       ---------
              Total revenues                                              465,527         419,275         959,182         821,409

BENEFITS AND EXPENSES:
        Claims and other policy benefits                                  302,204         267,666         639,770         533,405
        Interest credited                                                  19,547          27,176          46,951          48,475
        Policy acquisition costs and other insurance expenses              67,442          62,179         133,275         113,662
        Other operating expenses                                           21,819          18,985          44,078          39,512
        Interest expense                                                    4,377           3,775           9,288           7,309
                                                                        ---------       ---------       ---------       ---------
              Total benefits and expenses                                 415,389         379,781         873,362         742,363
                                                                        ---------       ---------       ---------       ---------
              Income before income taxes                                   50,138          39,494          85,820          79,046

        Provision for income taxes                                         19,624          18,084          33,664          33,732
                                                                        ---------       ---------       ---------       ---------
              Income from continuing operations                            30,514          21,410          52,156          45,314

        Discontinued operations:
              Loss on discontinued accident and health operations,
                    net of taxes                                             --            (2,506)           --            (5,988)
                                                                        ---------       ---------       ---------       ---------
              Net income                                                $  30,514       $  18,904       $  52,156       $  39,326
                                                                        =========       =========       =========       =========


Earnings per share from continuing operations:
        Basic earnings per share                                        $    0.62       $    0.43       $    1.06       $    0.91
                                                                        =========       =========       =========       =========
        Diluted earnings per share                                      $    0.61       $    0.43       $    1.04       $    0.90
                                                                        =========       =========       =========       =========
Earnings per share from net income:
        Basic earnings per share                                        $    0.62       $    0.38       $    1.06       $    0.79
                                                                        =========       =========       =========       =========
        Diluted earnings per share                                      $    0.61       $    0.38       $    1.04       $    0.79
                                                                        =========       =========       =========       =========



See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Six months ended
                                                                                                   June 30,
                                                                                        -------------------------------
                                                                                           2001                2000
                                                                                        -----------         -----------
                                                                                             (Dollars in thousands)
OPERATING ACTIVITIES:
       Net income                                                                       $    52,156         $    39,326
       Adjustments to reconcile net income to net cash provided by operating activities:
             Change in:
                   Accrued investment income                                                (17,913)            (27,651)
                   Premiums receivable                                                       76,626              13,082
                   Deferred policy acquisition costs                                       (104,892)            (88,046)
                   Reinsurance ceded balances                                               (13,036)             (9,564)
                   Future policy benefits, other policy claims and benefits, and
                     other reinsurance balances                                             134,792             112,449
                   Deferred income taxes                                                     23,232              17,329
                   Other assets and other liabilities                                       (25,187)             32,146
             Amortization of net investment discounts, goodwill and other                   (19,621)            (15,901)
             Realized investment losses, net                                                  9,032               6,889
             Realized loss on sale of business                                                 --                 8,635
             Other, net                                                                       1,386               1,088
                                                                                        -----------         -----------
Net cash provided by operating activities                                                   116,575              89,782
INVESTING ACTIVITIES:
       Proceeds from sale of business                                                          --                26,509
       Sales of investments:
             Fixed maturity securities - Available for sale                                 753,027             410,762
             Mortgage loans                                                                    --                 1,700
       Maturities of fixed maturity securities - Available for sale                            --                 2,963
       Purchases of fixed maturity securities - Available for sale                         (754,318)         (1,074,283)
       Cash invested in:
             Mortgage loans                                                                 (13,975)            (19,244)
             Policy loans                                                                    (9,156)             (7,991)
             Funds withheld at interest                                                     (36,564)           (107,669)
       Principal payments on mortgage loans                                                   1,974               4,272
       Change in short-term and other invested assets                                        (9,741)             92,526
                                                                                        -----------         -----------
Net cash used by investing activities                                                       (68,753)           (670,455)
FINANCING ACTIVITIES:
       Dividends to stockholders                                                             (5,921)             (5,986)
       Borrowings under credit agreements                                                    45,746              79,409
       Reissuance (purchase) of treasury stock                                                1,187             (17,397)
       Excess (withdrawals) deposits on universal life and other
         investment type policies and contracts                                              (4,112)            567,990
                                                                                        -----------         -----------
Net cash provided by financing activities                                                    36,900             624,016
Effect of exchange rate changes                                                                 273                 128
                                                                                        -----------         -----------
Change in cash and cash equivalents                                                          84,995              43,471
Cash and cash equivalents, beginning of period                                               70,797              24,316
                                                                                        -----------         -----------
Cash and cash equivalents, end of period                                                $   155,792         $    67,787
                                                                                        ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and Subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("Annual Report").

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its Subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2001 presentation.

2.        EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars in thousands, except per share information):


                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                                --------------------      --------------------
                                                 2001         2000         2001         2000
                                                -------      -------      -------      -------
Earnings:
  Income from continuing operations
   (numerator for basic and diluted
   calculations)                                $30,514      $21,410      $52,156      $45,314
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)           49,402       49,656       49,371       49,795
  Equivalent shares from outstanding stock
   options                                          559          387          552          290
                                                -------      -------      -------      -------
  Denominator for diluted calculation            49,961       50,043       49,923       50,085
Earnings per share:
  Basic                                         $  0.62      $  0.43      $  1.06      $  0.91
  Diluted                                       $  0.61      $  0.43      $  1.04      $  0.90
                                                -------      -------      -------      -------

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three and six month periods ended June 30, 2001, approximately 0.1 million in outstanding stock options were not included in the calculation of common equivalent shares. For the three and six months ended June 30, 2000, approximately 0.4 million and 0.6 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods.

3.       COMPREHENSIVE INCOME (LOSS)
The following schedule reflects the change in accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2001 and 2000 (dollars in thousands):

                                                       THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                ---------------------------------      --------------------------------
                                                JUNE 30, 2001       JUNE 30, 2000      JUNE 30, 2001      JUNE 30, 2000
                                                -------------       -------------      -------------      -------------

Net income                                         $ 30,514           $ 18,904           $ 52,156           $ 39,326
Accumulated other comprehensive
 income (expense):

  Unrealized (losses) gains on securities           (29,046)           (24,427)           (18,351)            33,349
  Foreign currency items                              8,967             (1,891)            (4,966)            (2,752)
                                                   --------           --------           --------           --------
    Comprehensive income (loss)                    $ 10,435           $ (7,414)          $ 28,839           $ 69,923
                                                   --------           --------           --------           --------


4.       SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the Annual Report. The Asia Pacific, Latin America and Other Markets operating segments have been condensed into one reportable segment, Other International, as allowed by applicable accounting pronouncements. The Company measures segment performance based on profit or loss from operations before income taxes. There are no intersegment transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to revenues and income
(loss) before income taxes of the Company's continuing operations are summarized below (dollars in thousands).


                                                       THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                ---------------------------------      --------------------------------
                                                JUNE 30, 2001       JUNE 30, 2000       JUNE 30, 2001       JUNE 30, 2000
                                                -------------       -------------       -------------       -------------
REVENUES
  U.S                                             $ 335,202           $ 306,822           $ 702,330           $ 603,776
  Canada                                             62,539              61,303             126,612             116,937
  Other International                                67,809              49,745             129,083              98,979
  Corporate                                             (23)              1,405               1,157               1,717
                                                  ---------           ---------           ---------           ---------
     Total from continuing operations             $ 465,527           $ 419,275           $ 959,182           $ 821,409
                                                  ---------           ---------           ---------           ---------


INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES

  U.S                                             $  43,857           $  44,900           $  74,129           $  78,877
  Canada                                             14,994               9,300              32,143              21,530
  Other International                                (1,325)             (9,266)             (5,966)             (9,631)
  Corporate                                          (7,388)             (5,440)            (14,486)            (11,730)
                                                  ---------           ---------           ---------           ---------
     Total from continuing operations             $  50,138           $  39,494           $  85,820           $  79,046
                                                  ---------           ---------           ---------           ---------

There have been no material changes in reportable segment assets from the amounts disclosed in Note 17 of the Annual Report.

5.       DIVIDENDS

The Board of Directors declared a dividend of six cents per share of common stock on April 25, 2001. This dividend was paid on May 29, 2001 to shareholders of record as of May 8, 2001.

6.       COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to several arbitrations underway primarily involving its group medical reinsurance coverages. The Company expects those arbitrations to be completed during 2001 and 2002. Reserves are established on those treaties based upon estimates of the expected findings of the related arbitration panels. There are no arbitrations underway as of June 30, 2001, relative to the Company's portfolio of personal accident business, although such arbitrations could commence at some point in the future. It is management's opinion that future developments, if any, will not materially adversely affect the Company's financial position.

7.       NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company does not currently expect the adoption of these accounting standards to have a material impact on the Company's results of operations; however, impairment reviews subsequent to the initial adoption date may result in future periodic write-downs.

In June 2000, FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133". This Statement addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be reported depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted SFAS No. 138 as of January 1, 2001, resulting in an after-tax loss included in the first quarter of 2001 of $0.5 million, substantially all of which related to embedded derivatives on a specific market value annuity product. The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company may use both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position.

In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"), which was effective on January 1, 2001. The purpose of Codification is to establish a uniform set of accounting rules and regulations (Statements of Statutory Accounting Principles, "SSAP") for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. As of June 30, 2001, the State of Missouri has not amended its laws and rules to closely mirror SSAP, but the Missouri Department of Insurance has instructed its domestic insurers to conform to the new codified SSAP in anticipation of changes to applicable Missouri laws and rules. The Company adopted Codification pursuant to the new codified SSAP on January 1, 2001, resulting in an increase in the statutory surplus of RGA Reinsurance Company and its parent, Reinsurance Company of Missouri, of approximately $2.0 million.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Other Markets, which include Europe and South Africa. The Asia Pacific, Latin America, and Other Markets operational segments are presented herein as one reportable segment, Other International, as allowed by applicable accounting pronouncements. The U.S. operations provide traditional life reinsurance and non-traditional reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as assistance with capital management activity. Other international operations primarily provide reinsurance in Asia Pacific, Latin America, and other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

Consolidated income from continuing operations before income taxes for the second quarter and first six months of 2001 increased $10.6 million and $6.8 million, respectively, as compared to the prior-year periods. After tax diluted earnings per share from continuing operations were $0.61 and $1.04 for the second quarter and first six months of 2001, respectively, compared to $0.43 and $0.90 for the prior year periods.

Further discussion and analysis of the results for 2001 compared to 2000 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

                                                       TRADITIONAL              NON-TRADITIONAL
                                                                          ---------------------------
                                                                            ASSET-         FINANCIAL         TOTAL
                                                                           INTENSIVE      REINSURANCE         U.S.
                                                       -----------        ---------       -----------       ---------
REVENUES:
  Net premiums                                          $ 279,377         $   1,090        $      --        $ 280,467
  Investment income, net of related expenses               37,382            13,549              195           51,126
  Realized investment gains (losses), net                  (5,779)              612               --           (5,167)
  Other revenue                                               386             2,088            6,302            8,776
                                                        ---------         ---------        ---------        ---------
     Total revenues                                       311,366            17,339            6,497          335,202

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        214,111               787               --          214,898
  Interest credited                                        12,642             6,357               --           18,999
  Policy acquisition costs and other insurance
    expenses                                               40,655             4,920            2,411           47,986
  Other operating expenses                                  7,212               154            2,096            9,462
                                                        ---------         ---------        ---------        ---------
       Total benefits and expenses                        274,620            12,218            4,507          291,345

       Income before income taxes                       $  36,746         $   5,121        $   1,990        $  43,857
                                                        =========         =========        =========        =========


FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2000

                                                     TRADITIONAL             NON-TRADITIONAL
                                                                        ---------------------------
                                                                         ASSET-           FINANCIAL         TOTAL
                                                                        INTENSIVE        REINSURANCE         U.S.
                                                     -----------        ---------        -----------       ---------
REVENUES:
  Net premiums                                        $ 249,786         $     426         $      --        $ 250,212
  Investment income, net of related expenses             37,330            19,265                --           56,595
  Realized investment gains (losses), net                (1,595)               (1)               --           (1,596)
  Other revenue                                            (370)              443             1,538            1,611
                                                      ---------         ---------         ---------        ---------
     Total revenues                                     285,151            20,133             1,538          306,822

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      183,798               634                --          184,432
  Interest credited                                      11,479            13,683                --           25,162
  Policy acquisition costs and other insurance
    expenses                                             41,634             3,482               837           45,953
  Other operating expenses                                6,219               138                18            6,375
                                                      ---------         ---------         ---------        ---------
       Total benefits and expenses                      243,130            17,937               855          261,922

       Income before income taxes                     $  42,021         $   2,196         $     683        $  44,900
                                                      =========         =========         =========        =========

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001


                                                     TRADITIONAL              NON-TRADITIONAL
                                                                        ---------------------------
                                                                         ASSET-          FINANCIAL          TOTAL
                                                                        INTENSIVE       REINSURANCE          U.S.
                                                     -----------        ---------       -----------       ---------
REVENUES:
  Net premiums                                        $ 584,866         $   1,388        $      --        $ 586,254
  Investment income, net of related expenses             74,083            36,708              394          111,185
  Realized investment gains (losses), net               (10,347)              846               --           (9,501)
  Other revenue                                             504             1,370           12,518           14,392
                                                      ---------         ---------        ---------        ---------
     Total revenues                                     649,106            40,312           12,912          702,330

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      463,541             3,868               --          467,409
  Interest credited                                      25,258            20,745               --           46,003
  Policy acquisition costs and other insurance
    expenses                                             83,151             8,022            5,265           96,438
  Other operating expenses                               13,904               283            4,164           18,351
                                                      ---------         ---------        ---------        ---------
       Total benefits and expenses                      585,854            32,918            9,429          628,201

       Income before income taxes                     $  63,252         $   7,394        $   3,483        $  74,129
                                                      =========         =========        =========        =========


FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2000

                                                     TRADITIONAL              NON-TRADITIONAL
                                                                        ---------------------------
                                                                         ASSET-           FINANCIAL         TOTAL
                                                                        INTENSIVE        REINSURANCE         U.S.
                                                     -----------        ---------        -----------       ---------
REVENUES:
  Net premiums                                        $ 496,528         $   1,044         $      --        $ 497,572
  Investment income, net of related expenses             70,441            36,700                --          107,141
  Realized investment gains (losses), net                (4,414)              (85)               --           (4,499)
  Other revenue                                             (77)              399             3,240            3,562
                                                      ---------         ---------         ---------        ---------
     Total revenues                                     562,478            38,058             3,240          603,776

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      383,357               742                --          384,099
  Interest credited                                      22,905            23,064                --           45,969
  Policy acquisition costs and other insurance
    expenses                                             70,315             9,799             1,961           82,075
  Other operating expenses                               12,442               277                37           12,756
                                                      ---------         ---------         ---------        ---------
       Total benefits and expenses                      489,019            33,882             1,998          524,899

       Income before income taxes                     $  73,459         $   4,176         $   1,242        $  78,877
                                                      =========         =========         =========        =========

During the second quarter and first six months of 2001, income before income taxes for U.S. operations totaled $43.9 million and $74.1 million, respectively, a 2.3% and 6.0% decrease from the comparable prior periods. The decrease in income for the first six months of 2001 can primarily be attributed to higher than expected death claims, particularly on facultative business during the first quarter of 2001. The level of death claims may fluctuate from period to period, but is expected to remain fairly constant over the long term. We do not believe the first-quarter claim results indicate a systemic pricing or profitability problem on our underlying business. The decrease in income before income taxes during the second quarter of 2001 compared to the prior-year period is due to lower than expected death claims in the traditional sub-segment in the prior year. Death claims during the second quarter of 2001 were essentially in line with management's expectations. Net premium growth continued for the U.S.

operations segment with a 12.1% and 17.8% increase for the second quarter and first six months of 2001 compared to the same period last year. The increase is attributed to the continued growth of the Company's traditional business.

Traditional Reinsurance
The U.S. traditional reinsurance sub-segment is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first six months of 2001, production totaled $39.2 billion compared to $53.8 billion for the same period in 2000. Production levels are significantly influenced by large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the level of future production is uncertain.

Income before income taxes for U.S. traditional reinsurance decreased 12.6% and 13.9% for the second quarter and six months ended 2001, respectively. The decrease in income was primarily due to higher than expected death claims during the first quarter and realized losses of $5.8 million and $10.3 million on securities transactions during the second quarter and first six months of 2001, respectively. Death claims during the second quarter of 2001 were in line with management expectations, compared to death claims that were lower than expected during the second quarter of 2000.

Net premiums for U.S. traditional reinsurance increased 11.8% and 17.8% in the second quarter and first six months of 2001, respectively. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to continued growth.

Net investment income remained relatively constant for the second quarter and increased 5.2% for the first six months of 2001. Investment income remained flat for the second quarter due to a decrease in investment yield offset by an increase in the invested asset base in the traditional portfolio. The increase was due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance, which was partially offset by the lower yields as a result of the general decline in interest rates.

The amount of claims and other policy benefits increased 16.5% and 20.9% in the second quarter and first six months of 2001, respectively. Claims and other policy benefits, as a percentage of net premiums, were 76.6% and 79.3% in the second quarter and first six months of 2001, respectively, compared to 73.6% and 77.2% in prior-year periods. Prior-year percentages reflected a lower level of claims than expected. Mortality results (death claims) during the first quarter of 2001 exceeded management expectations, primarily related to several treaties that have been on the books for years. Mortality may fluctuate somewhat from period to period, but is expected to remain fairly constant over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. The increase in the second quarter and first six months of 2001 as compared to 2000 was primarily due to increased interest crediting rates and deposits. This amount fluctuates with the changes in deposit levels, cash surrender values and interest crediting rates.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 14.6% and 14.2% for the second quarter and first six months of 2001, respectively, compared to 16.7% and 14.2% in the prior-year periods. The decrease in the second quarter of 2001 was primarily attributable to the change in the mix of business that has been processed in the current period.

Other operating expenses for the second quarter and first six months of 2001 remained relatively constant as a percentage of net premiums.

Asset-Intensive Reinsurance
The U.S. asset-intensive reinsurance sub-segment includes the reinsurance of annuities and corporate-owned life insurance.

Income before income taxes increased in the second quarter and first six months of 2001 to $5.1 million and $7.4 million, respectively, a 133.2% and 77.1% increase compared to the same period last year. Net premiums reported in this sub-segment relate to a yearly renewable term treaty that reinsures the mortality risk of a corporate-owned life insurance product. The decrease in investment income and interest credited for the three months ended June 30, 2001 compared to the prior year period is due to a distinct block of annuities. A decline in the performance of the assets supporting this block of annuities resulted in a decrease in the investment income, which in turn resulted in a decrease in the interest credited under the reinsurance treaty. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

Financial Reinsurance
The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements and the Company's investment in RGA Financial Group, L.L.C. ("RGA Financial Group"). Effective July 1, 2000, the Company increased its ownership of RGA Financial Group from 40% to 80%. The Company acquired the remaining 20% interest during the fourth quarter of 2000. The majority of the financial reinsurance transactions assumed by the Company are retroceded to other insurance companies. Financial reinsurance agreements represent low mortality risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes increased in the second quarter and in the first six months of 2001, to $2.0 million and $3.5 million, respectively, as compared to $0.7 million and $1.2 million for the prior-year periods. These results can be attributed to the increased ownership in RGA Financial Group coupled with the increased fees for the comparable periods.

CANADA OPERATIONS (dollars in thousands)



                                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    ---------------------------------       --------------------------------
                                                    JUNE 30, 2001       JUNE 30, 2000       JUNE 30, 2001      JUNE 30, 2000
                                                    -------------       -------------       -------------      -------------

REVENUES:
  Net premiums                                        $  44,148           $  46,146           $  86,714          $  87,173
  Investment income, net of related expenses             15,651              15,301              31,297             30,284
  Realized investment gains (losses), net                 2,902                (201)              8,516               (647)
  Other revenue                                            (162)                 57                  85                127
                                                      ---------           ---------           ---------          ---------
    Total revenues                                       62,539              61,303             126,612            116,937

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       41,888              42,702              83,095             79,965
  Interest credited                                          72                 149                 179                494
  Policy acquisition costs and other
   insurance expenses                                     3,368               7,134               6,854             10,780
  Other operating expenses                                2,217               2,018               4,341              4,168
                                                      ---------           ---------           ---------          ---------
    Total benefits and expenses                          47,545              52,003              94,469             95,407

    Income before income taxes                        $  14,994           $   9,300           $  32,143          $  21,530
                                                      =========           =========           =========          =========

Income before income taxes increased 61.2% and 49.3% in the second quarter and first six months of 2001, respectively. Excluding realized investment gains (losses), income before income taxes increased 27.3% and 6.5% in the second quarter and first six months of 2001, respectively. The increase is primarily the result of lower than expected death claims, offset by the effects of changes in the foreign exchange rates during 2001 compared to 2000. Weakness in the Canadian dollar during 2001 adversely affected the reported income before income taxes by $0.6 million or 6.5% and $1.5 million or 6.9% in the second quarter and the first six months, respectively.

Net premiums decreased 4.3% and 0.5% in the second quarter and first six months of 2001, respectively. In local currency, premiums remained flat in the second quarter but increased 4.1% for the first six months of 2001. The level second quarter premium growth is the result of two in-force blocks recorded in June 2000. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. In addition, the decline in the strength of the Canadian dollar had an adverse effect on the amount of net premium reported of $1.9 million or 4.0% and $4.1 million or 4.7% in the second quarter and the first six months, respectively.

Net investment income increased 2.3% and 3.3% in the second quarter and first six months of 2001, respectively, due to an increase in the invested asset base, offset by the effects of the change in the foreign exchange rate of $0.6 million or 4.2% and $1.4 million or 4.5% in the respective periods. The invested asset base growth is due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest.

Claims and other policy benefits as a percentage of net premiums were 94.9% and 95.8% in the second quarter and first six months of 2001, respectively, compared to 92.5% and 91.7% in the prior-year periods. The higher percentages are within management's expectations in light of the premium level. For the first six months of 2001, mortality was consistent with expectations. Mortality may fluctuate somewhat from period to period, but is expected to remain fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 7.6% and 7.9% in the second quarter and first six months of 2001, respectively, compared to 15.5% and 12.4% in the prior-year periods.

The decrease in the second quarter and first six months of 2001 is primarily due to a different mix of business processed as the general mix of business shifted towards yearly renewable term from coinsurance agreements. These yearly renewable term agreements tend to have lower commission costs compared to coinsurance agreements.

OTHER INTERNATIONAL OPERATIONS  (dollars in thousands)
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001

                                                                                                               TOTAL
                                                                           LATIN              OTHER            OTHER
                                                      ASIA PACIFIC        AMERICA            MARKETS        INTERNATIONAL
                                                      ------------        --------           -------        -------------

REVENUES:
  Net premiums                                          $ 25,934          $ 18,397           $ 18,390          $ 62,721
  Investment income, net of related expenses               1,246             4,857                596             6,699
  Realized investment gains (losses), net                     58            (2,480)                 6            (2,416)
  Other revenue                                              617                88                100               805
                                                        --------          --------           --------          --------
    Total revenues                                        27,855            20,862             19,092            67,809

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        17,261            17,785             10,372            45,418
  Interest credited                                           --               476                 --               476
  Policy acquisition costs and other insurance
   expenses                                                6,565             3,832              5,691            16,088
  Other operating expenses                                 2,310             2,095              2,408             6,813
  Interest expense                                           194                --                145               339
                                                        --------          --------           --------          --------
    Total benefits and expenses                           26,330            24,188             18,616            69,134

    Income (loss) before income taxes                   $  1,525          $ (3,326)          $    476          $ (1,325)
                                                        ========          ========           ========          ========

FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2000

                                                                                                                TOTAL
                                                                           LATIN              OTHER             OTHER
                                                      ASIA PACIFIC        AMERICA            MARKETS         INTERNATIONAL
                                                      ------------        --------           -------         -------------

REVENUES:
  Net premiums                                          $ 22,126          $ 21,609           $  5,307           $ 49,042
  Investment income, net of related expenses               1,097             6,954                473              8,524
  Realized investment gains (losses), net                      2            (8,682)                54             (8,626)
  Other revenue                                              657               (20)               168                805
                                                        --------          --------           --------           --------
    Total revenues                                        23,882            19,861              6,002             49,745

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        13,119            23,041              4,372             40,532
  Interest credited                                           --             1,865                 --              1,865
  Policy acquisition costs and other insurance
   expenses                                                7,930               903                259              9,092
  Other operating expenses                                 2,281             2,798              2,266              7,345
  Interest expense                                           177                --                 --                177
                                                        --------          --------           --------           --------
    Total benefits and expenses                           23,507            28,607              6,897             59,011

    Income (loss) before income taxes                   $    375          $ (8,746)          $   (895)          $ (9,266)
                                                        ========          ========           ========           ========

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001

                                                                                                                TOTAL
                                                                            LATIN               OTHER           OTHER
                                                      ASIA PACIFIC         AMERICA             MARKETS       INTERNATIONAL
                                                      ------------         --------            -------       -------------

REVENUES:
  Net premiums                                          $  54,821          $  32,495           $  31,637        $ 118,953
  Investment income, net of related expenses                2,281              7,736               1,251           11,268
  Realized investment gains (losses), net                     143             (2,868)                (30)          (2,755)
  Other revenue                                             1,342                179                  96            1,617
                                                        ---------          ---------           ---------        ---------
    Total revenues                                         58,587             37,542              32,954          129,083

BENEFITS AND EXPENSES:
  Claims and other policy benefits                         36,763             32,121              20,382           89,266
  Interest credited                                            --                769                  --              769
  Policy acquisition costs and other insurance
   expenses                                                14,877              6,106               9,000           29,983
  Other operating expenses                                  5,168              4,221               4,888           14,277
  Interest expense                                            464                 --                 290              754
                                                        ---------          ---------           ---------        ---------
    Total benefits and expenses                            57,272             43,217              34,560          135,049

    Income (loss) before income taxes                   $   1,315          $  (5,675)          $  (1,606)       $  (5,966)
                                                        =========          =========           =========        =========



FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000

                                                                                                                    TOTAL
                                                                              LATIN              OTHER              OTHER
                                                      ASIA PACIFIC           AMERICA            MARKETS          INTERNATIONAL
                                                      ------------           --------           -------          -------------

REVENUES:
  Net premiums                                          $  41,203           $  38,262           $  10,733           $  90,198
  Investment income, net of related expenses                2,051              12,624                 691              15,366
  Realized investment gains (losses), net                      19              (8,918)                318              (8,581)
  Other revenue                                               741                 153               1,102               1,996
                                                        ---------           ---------           ---------           ---------
    Total revenues                                         44,014              42,121              12,844              98,979

BENEFITS AND EXPENSES:
  Claims and other policy benefits                         24,638              37,074               7,629              69,341
  Interest credited                                            --               2,012                  --               2,012
  Policy acquisition costs and other insurance
   expenses                                                14,668               3,865               2,274              20,807
  Other operating expenses                                  4,754               6,622               4,777              16,153
  Interest expense                                            297                  --                  --                 297
                                                        ---------           ---------           ---------           ---------
    Total benefits and expenses                            44,357              49,573              14,680             108,610

    Loss before income taxes                            $    (343)          $  (7,452)          $  (1,836)          $  (9,631)
                                                        =========           =========           =========           =========

Loss before income taxes for the other international segment totaled $1.3 million and $6.0 million for the second quarter and first six months of 2001, respectively, compared to losses of $9.3 million and $9.6 million for the comparable prior-year periods. The improvement in results for the second quarter and first six months of 2001 is primarily attributed to $8.6 million in realized investment losses incurred during the second quarter of 2000 related primarily to the sale of Chilean subsidiaries (the "Chilean Sale") in the Latin America sub-segment.

Net premiums increased 27.9% and 31.9% during the second quarter and first six months of 2001, respectively. The increase was primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business in the Asia Pacific and Other Markets sub-segments. This increase was partially offset by a planned reduction in sales of direct insurance in Argentina and the Chilean Sale during the second quarter of 2000. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income decreased 21.4% and 26.7% in the second quarter and first six months of 2001, respectively, primarily due to a decrease in the Latin America invested asset base from the Chilean Sale. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to units.

The amount of claims and other policy benefits increased 12.1% and 28.7% in the second quarter and first six months of 2001, respectively, due primarily to increased business volume. Claims and other policy benefits, as a percentage of net premiums, were 72.4% and 75.0%, in the second quarter and first six months of 2001, respectively, compared to 82.6% and 76.9% in the comparable prior year periods. The decrease as a percentage of premiums is primarily due to the other markets sub-segment, whose year-to-year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this sub-segment. Claims activity arising from the Argentine privatized pension system during the second quarter of 2001 improved compared to the first quarter experience. These claims are primarily death and disability benefits that are indexed based on the underlying pension fund balances. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Mortality may fluctuate somewhat from period to period, but is expected to remain fairly constant over the long term. The Company monitors mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis. In connection with its Argentine privatized pension business, the Company holds Argentine fixed maturity investments securities issued by the government and various corporations. As of June 30, 2001, these securities had an estimated fair value of $73.1 million and an amortized cost of $78.5 million. The depreciation in value of these securities is reflected as unrealized depreciation of securities, net of income taxes, on the consolidated balance sheets. The fair value of these securities is subject to significant fluctuations due to the current economic uncertainty in Argentina.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 25.7% and 25.2% in the second quarter and first six months of 2001, respectively, compared to 18.5% and 23.1% in the prior-year periods. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses for the second quarter and first six months of 2001 decreased $0.5 million and $1.9 million, respectively, primarily as a result of the Chilean Sale. As a percentage of premiums, other operating expenses decreased to 10.9% and 12.0% in the second quarter and first six months of 2001, respectively, from 15.0% and 17.9% in the prior year. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

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

Consolidated investment income from continuing operations decreased 7.3% during the second quarter and increased 2.6% for the first six months of 2001. The decrease is primarily related to a decrease in the investment income on the underlying assets supporting a block of annuities. The crediting rate on this block of annuities is based on the performance of the underlying assets. Therefore, any fluctuations in investment income related to the underlying assets are generally offset by a corresponding change in interest credited. The average yield earned on investments was 7.16% and 7.36% for the second quarters of 2001 and 2000, respectively. The decrease in overall yield reflected a general decrease in interest rates. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

The Consolidated effective tax rate for income taxes for continuing operations was 39.1% and 39.2% for the second quarter and first six months of 2001, compared to 45.8% and 42.7% in the comparable prior-year periods. The decrease in the effective tax rate is primarily a result of tax implications on the sale of the Chilean operation in the prior year.


DISCONTINUED OPERATIONS

At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported break-even results for the second quarter and first six months of 2001, compared to an after tax loss of $2.5 million and $6.0 million for the comparable prior year periods. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years. The experience on this block of business will continue to be monitored as the business runs off.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, the Company generated $116.6 million in cash from operating activities, used $68.8 million of cash in investing activities and generated $36.9 million in cash from financing activities. The sources of funds of the Company's operating subsidiaries consist of premiums and deposits received from ceding insurers, investment income, proceeds from sales and redemption of investments, and cash infusions from RGA. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, interest credited, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. During the second quarter of 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, whereby it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of June 30, 2001, the Company had approximately $120.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003. RGA Australian Holdings PTY, Limited ("Australian Holdings") has AUD$19.0 million (approximately $9.7 million) outstanding on a line of credit as of June 30, 2001. The line of credit was amended and restated in January 2001 (the "Australian Credit Agreement") increasing the capacity to AUD$35.0 million (approximately $17.9 million) and now expires December 2005. Interest on borrowings is payable quarterly at rates based on Reuter rate quotes plus an applicable margin defined in the Australian Credit Agreement. On May 8, 2000, RGA Holdings Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $21.2 million) for expansion of the Company's business primarily in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the U.K. Credit Agreement. As of June 30, 2001, the Company had (pound)10.0 million (approximately $14.2 million) outstanding under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2004. The Credit Agreement and the U.K. Credit Agreement contain covenants that are considered usual and customary for facilities of these sizes, types, and purposes.

The ability of the Company and its subsidiaries to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and statutory surplus of the Company's subsidiaries and their ability to pay dividends, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At June 30, 2001, RGA Reinsurance and RGA Canada had statutory capital and surplus of $484.0 million and $184.3 million, respectively. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if the Company's ratings fall below certain thresholds. The extent of any realized gains or losses associated with such recaptures would depend on market conditions at the time of recapture.

INVESTMENTS

Invested assets, including cash and short-term investments, totaled $4.7 billion at June 30, 2001, compared to $4.6 billion at December 31, 2000. The increase resulted primarily from positive operating cash flows. The Company has historically generated positive cash flows from operations.

At June 30, 2001, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before income taxes of $92.7 million.

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

Interest Rate Risk arises from many of the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company's capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2001 from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The statements included in this Form 10-Q regarding the Company's business which are not historical facts, including, without limitation, statements and information relating to future financial performance, growth potential and expectations, increases in premiums, the effect of mortality rates and experience, claims levels, its views on the life reinsurance industry, and other statements related to the Company's business are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves and assumptions relating to the foregoing. The words "intend", "expect," "project," "estimate," "predict", "anticipate," "should," "believe" and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) market conditions and the timing of sales of investment securities, (2) regulatory action taken by the New York or Missouri Departments of Insurance with respect to Metropolitan Life Insurance Company ("MetLife") or General American Life Insurance Company ("General American") or the Company or its subsidiaries, (3) changes in the credit ratings of the Company, MetLife, or General American and the effect of such changes on the Company's future results of operations and financial condition, (4) material changes in mortality and claims experience, (5) competitive factors and competitors' responses to the Company's initiatives, (6) general economic conditions affecting the demand for insurance and reinsurance in the Company's current and planned markets, (7) successful execution of the Company's entry into new markets, (8) successful development and introduction of new products, (9) the stability of governments and economies in foreign markets in which we operate, (10) fluctuations in U.S. and foreign currency exchange rates, interest rates and securities and real estate markets, (11) the success of the Company's clients, (12) changes in laws, regulations, and accounting standards applicable to the Company and its subsidiaries, and (13) other risks and uncertainties described in this Quarterly Report and in the Company's other filings with the Securities and Exchange Commission.


READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. WE DO NOT UNDERTAKE ANY OBLIGATIONS TO UPDATE THESE FORWARD-LOOKING STATEMENTS, EVEN THOUGH OUR SITUATION MAY CHANGE IN THE FUTURE. WE QUALIFY ALL OF OUR FORWARD-LOOKING STATEMENTS BY THESE CAUTIONARY STATEMENTS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" which is incorporated by reference herein.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Company's Annual Meeting of Shareholders was held on May 23, 2000

(b) At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:

1. To elect three directors to serve terms ending in 2002.

Directors                       Voted For              Withheld
---------                       ----------             --------
William A. Peck, M.D.           47,911,037               28,720

William P. Stiritz              47,903,944               35,813

A. Greig Woodring               47,798,105              141,652


2. To authorize future sales of the Company's equity securities, including Common Stock or other securities convertible into or exercisable for Common Stock, from time to time to MetLife, Inc. or its affiliates.

     Voted For           Voted Against         Abstained           No Vote
     ----------          -------------         ---------          ---------
     37,371,301            9,419,506             8,654            1,140,296


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended June 30, 2001:

        None.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By: /s/ A. Greig Woodring          August 13, 2001
                                  ----------------------------------------------
                                                 A. Greig Woodring
                                  President & Chief Executive Officer
                                  (Principal Executive Officer)





                                  /s/ Jack B. Lay                August 13, 2001
                                  ----------------------------------------------
                                                 Jack B. Lay
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
-------                             -----------
3.1 Restated Articles of Incorporation of Reinsurance Group of America, Incorporated, as amended, incorporated by reference to Form 10-Q for the quarter ended June 30, 1999 (No. 1-11848) filed on November 12, 1999 at the corresponding exhibit.

3.2 Bylaws of Reinsurance Group of America, Incorporated, as amended, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2000 (No. 1-11848), filed on November 13, 2000.

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