Form 10-K/A
period 2000-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2001-08-29
CIK 898174

     As filed with the Securities and Exchange Commission on August 29, 2001
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------


                               AMENDMENT NO. 1 ON
                                   FORM 10-K/A


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                         COMMISSION FILE NUMBER: 1-11848

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
             (Exact name of registrant as specified in its charter)


           MISSOURI                                             43-1627032
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


                          1370 TIMBERLAKE MANOR PARKWAY
                          CHESTERFIELD, MISSOURI 63017
                                 (636) 736-7439
               (Address, including zip code, and telephone number,
       including area code, of registrant's principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, par value $0.01        New York Stock Exchange

Preferred Stock Purchase Rights      New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

         Yes [X] No. [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         THE AGGREGATE MARKET VALUE OF THE STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING SALE PRICE OF THE COMMON STOCK ON AUGUST 1, 2001, AS REPORTED ON THE NEW YORK STOCK EXCHANGE WAS APPROXIMATELY $787,221,549.

         AS OF AUGUST 1, 2001, REGISTRANT HAD OUTSTANDING 49,413,327 SHARES OF COMMON STOCK.

--------------------------------------------------------------------------------

EXPLANATORY NOTE

     THIS AMENDMENT NO. 1 ON FORM 10-K/A AMENDS THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 16, 2001. THIS AMENDMENT INCLUDES THE INFORMATION PREVIOUSLY INCORPORATED BY REFERENCE IN PART III OF THE FORM 10-K WITH THE ACTUAL TEXT FOR PART III OF THE FORM 10-K FROM THE COMPANY'S PROXY STATEMENT DATED APRIL 6, 2001. ALL INFORMATION BELOW IS AS OF APRIL 6, 2001, UNLESS OTHERWISE INDICATED.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors is divided into three classes, with the terms of office of each class ending in successive years. Messrs. Peck, Stiritz and Woodring have been elected as directors for terms ending in 2004. The terms of office of Ms. Brown and Messrs. Greenbaum, Liddy and Lennon continue until 2003. The terms of office of Messrs. Eason, Trusheim and Tweedie continue until 2002.

         Following is a summary of the background, business experience and ages, as of April 6, 2001 of the directors of the Company. Each of the directors has served in his or her principal occupation for the last five fiscal years unless otherwise indicated.

         Richard A. Liddy, 65, has served on our Board of Directors since 1993. He is Chairman of the Board of the Company. He also serves as Chairman of GenAmerica and General American. In September 2000, Mr. Liddy retired as President and Chief Executive Officer of GenAmerica and General American. He also serves as a director of Ameren Corporation, Brown Shoe Company, Energizer Holdings, Inc., and Ralston Purina Company.

         A. Greig Woodring, 49, has served on our Board of Directors since 1993. He is President and Chief Executive Officer of the Company. As President and CEO of the Company, Mr. Woodring is also an executive officer of General American. He headed General American's reinsurance business from 1986 until the Company's formation in December, 1992. He also serves as a director and officer of a number of subsidiaries of the Company and General American.

         Mary Ann Brown, 49, has served on our Board of Directors since 2001. She is the President, New England Products & Services. She serves as head of Individual Business Product Management for Metropolitan Life Insurance Company ("MLIC") and a number of its subsidiaries, and also serves as an officer and director of various subsidiaries of MLIC. From 1996 until 1998, she served as Director, Worldwide Life Reinsurance, Swiss Re New Markets, Swiss Reinsurance Company. She was a Principal at Tillinghast/Towers Perrin from 1987 until 1996, and served as a Consultant with that organization from 1983 until becoming a Principal in 1987. She also serves as a director of New England Zenith Fund, a registered investment company, and Exeter Reassurance Company, Ltd.

         J. Cliff Eason, 53, has served on our Board of Directors since 1993. He is the Retired President of Southwestern Bell Telephone, SBC Communications, Inc. ("SBC"), a position he held from September 2000 through January 2001. He served as President, Network Services, SBC from October 1999 through September 2000; President, SBC International of SBC, from March 1998 until October 1999; President and CEO of Southwestern Bell Telephone Company ("SWBTC") from February 1996 until March 1998; President and CEO of Southwestern Bell Communications, Inc. from July 1995 through February 1996; President of Network Services of SWBTC from July 1993 through June 1995; and President of Southwestern Bell Telephone Company of the Midwest from 1992 to 1993. He held various other positions with Southwestern Bell Communications, Inc. and its subsidiaries prior to 1992, including President of Metromedia Paging from 1991 to 1992. Mr. Eason was a director of Williams Communications Group, Inc. until his retirement in January 2001.

         Stuart I. Greenbaum, 64, has served on our Board of Directors since 1997. He is the Dean of the John M. Olin School of Business at Washington University since July 1995. Prior to his current position, he spent 20 years at the Kellogg Graduate School of Management at Northwestern University where he was Director of the Banking Research Center and Norman Strunk Distinguished Professor of Financial Institutions. Mr. Greenbaum has served on the Federal Savings and Loan Advisory Council and the Illinois Task Force on Financial Services, and has been a consultant for the American Bankers Association, the Bank Administration Institute, the Comptroller of the Currency, the Federal Reserve System, and the Federal Home Loan Bank System, among others. He is also a director of Stifel Financial Corp., First Oak Brook Bancshares, Inc., St. Louis Children's Hospital and Noble International, Ltd.

         Terrence I. Lennon, 62, has served on our Board of Directors since 2000 and is Executive Vice President, Government Relations, Compliance and Public Relations-Metropolitan Life Insurance Company ("MLIC") since January, 1998. Prior to his current position, Mr. Lennon was Senior Vice President, Mergers and Acquisitions for MLIC from March, 1994 until January, 1997, then Executive Vice President, Planning and Mergers and Acquisitions until assuming his current position. He also serves as a director of Texas Life Insurance Company and SSRM Holdings, Inc.

         William A. Peck, M.D., 67, has served on our Board of Directors since 1993. He is Executive Vice Chancellor for Medical Affairs and Dean of the School of Medicine of Washington University since 1989. From 1976 to 1989, he was Physician in Chief of The Jewish Hospital of St. Louis. He also serves as a director of Allied Health Care Products, Inc., Angelica Corporation, Hologic, Inc., and TIAA-CREF Trust.

         William P. Stiritz, 66, has served on our Board of Directors since 1993. He is Chairman, President and Chief Executive Officer of Agribrands International, Inc., since the company was spun-off from Ralston Purina Company ("Ralston") on April 1, 1998. He was CEO and President of Ralston from 1982 until 1997, and held various other positions with Ralston since 1963. He is Chairman of the Board of Ralston, Ralcorp Holdings, Inc. and Energizer Holdings, Inc., and also serves as a director of Ball Corporation, GenAmerica Financial Corporation ("GenAmerica"), General American Life Insurance Company ("General American"), The May Department Stores Company, and Vail Resorts, Inc.

         H. Edwin Trusheim, 73, has served on our Board of Directors since 1993. In 1995, Mr. Trusheim retired as Chairman of the Board of General American, where he was Chief Executive Officer until his retirement in 1992. He served as President of General American from 1979 to 1988 and was elected Chief Executive Officer in 1981 and Chairman of the Board in 1986. He also serves as a director of Angelica Corporation, Laclede Gas Company (until January 2001), and RehabCare Corporation.

         John H. Tweedie, 55, has served on our Board of Directors since 2000. He has been Senior Executive Vice President of MetLife, Inc. since September 1999 and Senior Executive Vice President of Finance and International -- MetLife since March 1999. Prior to that, Mr. Tweedie was Executive Vice-President of Life Insurance for Metropolitan Life Insurance Company from 1994 through May 1998 and became Senior Executive Vice President of Life Insurance from May 1998 until assuming his current position. Mr. Tweedie also serves as a director for Seguros Genesis, Texas Life Insurance Company, Metropolitan Property and Casualty Insurance Company and Fulcrum Financial Advisors.

         Following is a summary of the background, business experience and ages, as of April 6, 2001, of each executive officer of the Company who is not also a director. Each of the executive officers has served in his or her principal occupation for the last five fiscal years unless otherwise indicated. With the exception of Mr. Watson, Mr. Nitsou, and Mr. St-Amour, each individual holds the same position at RGA and RGA Reinsurance.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act") requires the Company's directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange. Directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received, or written representations from certain reporting persons, the Company believes that all its directors, executive officers, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2000, except Paul Nitsou, Senior Vice President, who did not file a Form 4 to report a sale of 691 shares on April 17, 2000. Mr. Nitsou's transaction was reported on a Form 5 filed in February 2001.

ITEM 11.      EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation awarded or paid to, or earned by, the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company during 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM COMPENSATION
                                                                                                        AWARDS
                                                                                                        ------
                                                                ANNUAL COMPENSATION                        SECURITIES    ALL OTHER
                                                                -------------------           RESTRICTED    UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITION                           YEAR  SALARY($)(1)    BONUS($)(2)(3)    STOCK($)(4)  OPTIONS(#)(5)   ($)(6)
---------------------------                           ----  ------------    --------------    -----------  -------------   ------
A. Greig Woodring                                     2000      $493,486      $ 145,314             --       49,596        $ 14,483
    President and Chief                               1999       446,923        265,594             --       25,261          13,123
    Executive Officer                                 1998       331,308        226,796      $ 395,000       31,994          10,334

David B. Atkinson                                     2000      $342,308      $  67,835             --       29,111        $ 16,795
    Executive Vice President and                      1999       292,308        154,912      $ 235,728       15,158          14,071
    Chief Operating Officer                           1998       245,385        106,715             --       18,798          12,527

Jack B. Lay                                           2000      $228,462      $  36,814             --       18,976        $ 10,001
    Executive Vice President and                      1999       215,672         69,247      $ 235,728       10,340           9,987
    Chief Financial Officer                           1998       190,493         77,398             --       14,003           9,395

Andre St-Amour                                        2000      $228,101      $  37,333             --       18,525        $  4,506
    President, RGA Life                               1999       208,404        104,190             --        9,810           5,389
    Reinsurance Company of                            1998       181,879        130,953             --       13,285           4,551
    Canada

Graham Watson(7)                                      2000      $200,826      $ 318,165             --       17,587        $  4,506
    Executive Vice President and                      1999       223,506        344,433             --       10,616           5,389
    Chief Marketing Officer                           1998       194,435        405,427             --       14,355           4,551


----------
(1) For Messrs. Woodring, Atkinson and Lay, includes any amounts deferred at the election of the executive officers under the RGA Re Executive Deferred Savings Plan. Messrs. St-Amour and Watson, as non-U.S. citizens, are not eligible to participate in such plan. Amounts for Mr. St-Amour include amounts deferred under the Retirement Plan of RGA Life Reinsurance Company of Canada.

(2) Includes for all named executive officers, cash bonuses earned for each year (including any bonuses deferred at the election of the executive officers) under the Management Incentive Plan, which bonus totaled $96,026 for Mr. Woodring, $46,592 for Mr. Atkinson, $24,433 for Mr. Lay, $25,667 for Mr. St-Amour and $22,672 for Mr. Watson for 2000. Also includes amounts paid in cash or deferred at the officer's election each year under the RGA Re Profit Sharing Plan for Messrs. Woodring, Atkinson and Lay, which totaled $1,275 for 2000 and $1,200 each for 1999 and 1998. The amounts shown for Mr. Watson for 2000, 1999, and 1998 also include (i) a Canadian production bonus of $273,709, $234,639, and $318,858 respectively (see Item 11--Executive Compensation--Other Employment Arrangements) and (ii) $11,478, $15,769, and $8,795, respectively, paid in lieu of an award under the RGA Re Profit Sharing Plan, in which Mr. Watson is not eligible to participate (see Note 7).

(3) Includes, in 2000, 1999, and 1998, the value of the following number of performance shares granted in February 2001, January 2000 and January 1999, respectively, pursuant to the Executive Performance Share Plan based on the closing price of the Common Stock on the date of award: Mr. Woodring--1,273, 3,801, and 1,275 performance shares; Mr. Atkinson --529, 1,989, and 732 performance shares; Mr. Lay--294, 917, and 546 performance shares; Mr. St-Amour--309, 1,404, and 864 performance shares; and Mr. Watson--273, 1,267, and 558 performance shares.

(4) As of December 31, 2000, 1999, and 1998, the value of Mr. Woodring's 15,000 shares of restricted Common Stock was $532,500, $416,250, and $700,000, respectively. Dividends are paid on restricted stock. On January 1, 1999, Messrs. Atkinson and Lay were each granted 6,750 restricted shares of non-voting common stock. In September 1999 each share of non-voting common stock was converted to .97 of voting common stock. Post conversion, Messrs. Atkinson and Lay each own 6,548 restricted shares, the value of which was $232,454 as of December 31, 2000.

(5) See Item 11--Executive Compensation--Option/Performance Share Grants in Last Fiscal Year. Options were granted in 1999 for shares of non-voting common stock, now discontinued and converted to voting common stock. Option totals for 1999 have been adjusted for the .97 stock conversion effective in September 1999.

(6) For Messrs. Woodring, Atkinson and Lay, amounts represent contributions made by RGA Re in 2000, 1999, and 1998 to the officers' accounts in the RGA Re Profit Sharing Plan and the RGA Re Augmented Benefit Plan. Amounts for Messrs. St-Amour and Watson represent contributions made to their accounts by RGA Canada under its Retirement Plan.

(7) Mr. Watson is a majority owner and non-executive Chairman of Intercedent Limited, which until July 1, 2000 received a portion of payments made by the Company to Insource Limited for certain marketing services. See Item 13--Certain Relationships and Related Transactions.

OPTION/PERFORMANCE SHARE GRANTS IN LAST FISCAL YEAR

         The Company has a Flexible Stock Plan, which provides for the award of various types of benefits, including stock options, stock appreciation rights, restricted stock, performance shares, and other stock-based awards, as well as cash awards. The Company also has an Executive Performance Share Plan that provides for the award of performance shares. The following table sets forth certain information concerning options granted to the named executive officers pursuant to the Flexible Stock Plan and the Executive Performance Share Plan during 2000.

               OPTION/PERFORMANCE SHARE GRANTS IN LAST FISCAL YEAR

                                                            INDIVIDUAL GRANTS                 POTENTIAL REALIZABLE VALUE
                                                            -----------------                   AT ASSUMED ANNUAL RATES
                        NUMBER OF SECURITIES              % OF TOTAL                          OF STOCK PRICE APPRECIATION
                             UNDERLYING                   GRANTED TO  EXERCISE OR                 FOR OPTION TERM(4)
                               OPTIONS                   EMPLOYEES IN BASE PRICE   EXPIRATION     ------------------
NAME                      GRANTED(#)(1)(2)                FISCAL YEAR  ($/SH)(3)      DATE          5%($)        10%($)
----                      ----------------                -----------  ---------      ----          -----        ------
A. Greig Woodring        49,596 options                     10.9%      $23.19       1/1/2010     $723,233     $1,832,815
                             1,273 performance shares       17.1%      $37.73          N/A        $30,206        $76,548
David B. Atkinson        29,111 options                      6.4%      $23.19       1/1/2010     $424,511     $1,075,794
                             529 performance shares          7.1%      $37.73          N/A        $12,552        $31,810
Jack B. Lay              18,976 options                      4.2%      $23.19       1/1/2010     $276,717       $701,256
                             294 performance shares          4.0%      $37.73          N/A         $6,976        $17,679
Andre St-Amour           18,525 options                      4.1%      $23.19       1/1/2010     $270,141       $684,590
                             309 performance shares          4.1%      $37.73          N/A         $7,332        $18,581
Graham Watson            17,587 options                      3.9%      $23.19       1/1/2010     $256,462       $649,926
                             273 performance shares          3.7%      $37.73          N/A         $6,748        $16,416


----------
(1) The options become exercisable in 20% increments on each of January 1, 2001, 2002, 2003, 2004 and 2005. Vesting will be accelerated upon the officer's death or disability and upon a change in control of the Company (as such terms are defined in the Flexible Stock Plan and option agreements). All stock option grants were approved in January 2000.


(2) Performance share grants shown were approved in February 2001, but are included as 2000 grants because they comprise a part of the officers' 2000 bonus. Each performance share represents the equivalent of one share of Common Stock. Payment with respect to vested performance shares is made in the form of cash or shares of Common Stock, as determined by the Compensation Committee: (i) 24 months after termination of employment; (ii) immediately upon termination of employment if termination is as a result of death, disability, or retirement or within six months of a change in control (as such terms are defined in the Executive Performance Share Plan); (iii) when the participant exercises stock options, at the participant's election; or
          (iv) after the last day of any calendar year in which the value of the participant's vested performance shares exceeds 500% of his target bonus payable with respect to that year under the Management Incentive Plan. Performance shares awarded to Messrs. Woodring, Atkinson and Lay vest in one-third increments on each of

          December 31, 2001, 2002, and 2003 and performance shares awarded to Messrs. St-Amour and Watson, who are Canadian citizens, vest in full on December 15, 2002.

(3) For stock options, amount represents the exercise price per share of Common Stock, which is the closing price of the Common Stock on the date of grant in January 2000. For performance shares, amount represents the closing price of the Common Stock on the date of grant in February 2001.

(4) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

AGGREGATED OPTION/PERFORMANCE SHARE EXERCISES AND FISCAL YEAR-END
OPTION/PERFORMANCE SHARE VALUES

         The table below provides certain information for each of the named executive officers concerning exercises of options during 2000 and the value of unexercised options at December 31, 2000.

        AGGREGATED OPTION/PERFORMANCE SHARE EXERCISES IN LAST FISCAL YEAR
               AND FISCAL YEAR-END OPTION/PERFORMANCE SHARE VALUES

                                                                      NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                                                                     UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                        SHARES ACQUIRED ON           VALUE       OPTIONS AT DECEMBER 31, 2000(1)    AT DECEMBER 31, 2000(2)
NAME                        EXERCISE(#)           REALIZED($)       EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
----                        -----------           -----------       -------------------------      -------------------------
A. Greig Woodring      0 options                       $0              159,781/166,504 options      $2,554,771/$2,471,815
                       0 performance shares            $0      21,238/2,989 performance shares          $753,949/$106,110
David B. Atkinson      0 options                       $0               109,741/94,806 options      $1,731,749/$1,382,424
                       0 performance shares            $0      12,430/1,571 performance shares           $441,265/$55,771
Jack B. Lay            0 options                       $0                32,509/49,307 options          $555,616/$579,268
                       0 performance shares            $0         9,165/795 performance shares           $325,358/$28,223
Andre St-Amour         0 options                       $0                31,164/51,133 options          $526,474/$639,757
                       1,526 performance shares      $53,696        0/2,734 performance shares                 $0/$97,057
Graham Watson          0 options                       $0                18,800/41,983 options          $219,089/$406,464
                       913 performance shares        $32,126        0/1,845 performance shares                 $0/$65,498


----------
(1) The Company granted stock options to senior management, including each of the named executive officers, in January 2001. The 2001 options, which are not currently exercisable, are not reflected in the table. Although exercisable, performance shares can be paid out only in certain limited circumstances. See Item 11--Executive Compensation--Option/Performance Share Grants in Last Fiscal Year. Performance shares include dividend equivalent rights that are payable in performance shares and vest in proportion to the performance shares to which they relate. The number of performance shares has been rounded to the nearest whole share.

(2) In the case of stock options, represents the difference between the December 31, 2000 closing price of the Company's Common Stock ($35.50) and the exercise price of the option multiplied by the number of shares underlying the option. In the case of performance shares, value represents the December 31, 2000 closing price multiplied by the number of performance shares.

RETIREMENT PLANS

         Certain of the Company's employees participate in the GenAmerica Financial Corporation Pension Plan and Trust (the "Pension Plan"), a qualified multiple employer plan defined benefit plan. Certain of the Company's employees also participate in the RGA Re Augmented Plan (the "RGA Augmented Plan"), a non-qualified defined benefit plan under which eligible employees are entitled to additional retirement benefits not paid under the Pension Plan due to Internal Revenue Code limits on the amount of benefits that may be paid under the Pension Plan.

         The following table shows the annual benefits payable upon retirement at age 65 for various remuneration and years of service combinations under the Pension Plan and the RGA Augmented Plan as of January 1, 2001.

                       PENSION PLAN AND RGA AUGMENTED PLAN

                                                                           YEARS OF SERVICE
                                                                           ----------------
REMUNERATION                          15               20               25               30                  35
------------                          --               --               --               --                  --
125,000                             28,247            37,662           47,078             56,795            68,401
150,000                             34,622            46,162           57,703             70,722            84,650
175,000                             40,997            54,662           68,401             84,650           100,898
200,000                             47,372            63,162           80,007             98,577           117,147
225,000                             53,747            71,662           91,613            112,505           133,396
250,000                             60,122            80,162          103,220            126,432           149,645
300,000                             72,872            98,577          126,432            154,287           182,142
400,000                             98,577           135,717          172,857            209,997           247,137
450,000                            111,122           148,162          185,203            222,244           259,284
500,000                            123,872           165,162          206,453            247,744           289,034

         Messrs. Woodring, Atkinson and Lay participate in the Pension Plan and the RGA Augmented Plan and have been credited with the following years of service under such plans: Mr. Woodring, 21 years; Mr. Atkinson, 13 years; and Mr. Lay, 9 years. Remuneration under the Pension Plan and the RGA Augmented Plan is the highest average Benefit Salary for five consecutive years during the preceding 10 years, where "Benefit Salary" for a given year means an officer's base salary for such year plus the average bonus awarded such officer under the RGA Management Incentive Plan for the preceding three years. The current remuneration covered by the plans for each of the participating named executives is: for Mr. Woodring, $539,500; for Mr. Atkinson, $339,749; and for Mr. Lay, $245,591. Messrs. St-Amour and Watson, as non-U.S. citizens, are not eligible to participate in the Pension Plan or the RGA Augmented Plan. Mr. St-Amour and Mr. Watson participate in pension plans sponsored by the governments of Quebec and Canada, respectively.

         Until January 1, 1994, the Company also maintained an Executive Supplemental Retirement Plan (the "RGA Supplemental Plan"), a non-qualified defined benefit plan pursuant to which eligible executive officers are entitled to receive additional retirement benefits. Benefits under the RGA Supplemental Plan were frozen as of January 1, 1994. At such time, the participating named executive officers had been credited with the following years of service under the plan: Mr. Woodring, 8 years; and Mr. Atkinson, 3 years. Remuneration under the RGA Supplemental Plan was the highest average Benefit Salary for three consecutive years during the preceding five years. The remuneration covered by the plan is $229,492 for Mr. Woodring and $145,407 for Mr. Atkinson.

         Combined retirement benefits under the Pension Plan and the RGA Augmented Plan are payable at age 65 in a single life annuity using an "excess plan" formula as generally described in Section 401(1) of the Internal Revenue Code of 1986. Certain plan participants are eligible to receive benefits calculated using a minimum benefit formula that provides for a direct offset of a portion of the applicable Social Security Primary Insurance Amount.

         Retirement benefits under the RGA Supplemental Plan are payable at age 65 in the form of a 15 year certain and life annuity, with no direct or indirect integration with Social Security benefits.

         Payment of the specified retirement benefits is contingent upon continuation of the plans in their present form until the employee retires.

OTHER EMPLOYMENT ARRANGEMENTS

         The Company has agreed to pay Mr. Watson a production bonus equal to
2.5 cents per $1,000 of new business generated through the Company's Canadian subsidiaries. Pursuant to a marketing agreement, the bonus was originally paid to Intercedent Limited, a consulting firm that employed Mr. Watson. Mr. Watson became an employee of a subsidiary of the Company on April 1, 1996 and the Canadian production bonus has been paid directly to Mr. Watson since that time. See Items 13--Certain Relationships and Related Transactions.

         Mr. Woodring serves as an advisor to General American's top management and therefore participates in the General American Long-Term Incentive Plan. Mr. Woodring is eligible to receive cash incentive awards pursuant to this plan based on General American's achievement of certain consolidated performance targets over three-year periods. The amount of incentive payments, if any, represents a percentage of Mr. Woodring's RGA salary at the beginning of the relevant period. The percentage varies depending on the extent to which General American meets or exceeds certain performance targets. Payment of one-third of any awards will be deferred under the General American Executive Deferred Savings Plan until Mr. Woodring's retirement at age 65. Amounts deferred are subject to a five-year vesting schedule and certain other conditions. Mr. Woodring received $49,875 (one-third of which was deferred) for the three year period ending December 31, 2000. All payments under the plan are made by General American.

DIRECTOR COMPENSATION

         Officers of the Company, MetLife, Inc. ("MetLife"), GenAmerica Financial Corporation ("GenAmerica"), or any subsidiaries of such companies, do not receive any additional compensation for serving the Company as members of the Board of Directors or any of its committees. During 2000, directors (other than the Chairman) who are not employees of the Company, MetLife, GenAmerica, or any subsidiaries of such companies ("Non-Employee Directors") are paid an annual retainer fee of $20,000, and are paid $1,000 for each Board meeting attended in person, $500 for each telephonic Board meeting attended, $750 for each committee meeting attended in person (except the committee chairman, who is paid $1,000) and $375 for each telephonic committee meeting attended (except the committee chairman, who is paid $500). On September 15, 2000, the Chairman of the Board, Mr. Liddy, retired from his positions as an officer of GenAmerica, General American, and MetLife, and became eligible to receive compensation as a Non-Employee Director. The Board approved compensation to Mr. Liddy that is generally one-third higher than the amount paid to a Non-Employee Director. From September 15 through the end of 2000, Mr. Liddy was paid, on a pro-rata basis, an annual retainer fee of $26,670, $1,335 for each Board meeting attended in person, and $665 for each telephonic Board meeting in which he participated. The Company also reimburses directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

         Of the $20,000 annual retainer paid to Non-Employee Directors (other than the Chairman), $8,000 is paid in shares of the Company's Common Stock at the Annual Meeting. The Chairman's annual retainer consists of $10,670 paid in shares of the Company's Common Stock at the Annual Meeting, with the balance paid in cash. Also on the date of each Annual Meeting, each Non-Employee Director (other than the Chairman) is granted an option to purchase 2,250 shares of Common Stock with an exercise price equal to the closing price of the Common Stock on such date. The Chairman is granted an option to purchase 3,000 shares of Common Stock on the same terms. On May 24, 2000, each of Messrs. Eason, Greenbaum, Peck, Stiritz, and Trusheim were awarded an option to purchase 2,250 shares of Common Stock at an exercise price of $31.06 per share, the closing price of the Company's Common Stock on the date of grant. The options become fully vested on the first anniversary of the grant.

         Non-Employee Directors have the option to receive performance shares in lieu of their annual retainer (including the stock portion) and meeting fees. A performance share is a hypothetical share of Common Stock of the Company based upon the fair market value of the Common Stock at the time of the grant. Performance shares are not transferable and are subject to forfeiture unless held until the director ceases to be a director by reason of retirement, death, or disability. Upon such an event, the Company will issue cash or shares of Common Stock in an amount equal to the value of the performance shares.

         All such stock, options and performance shares are issued pursuant to the Flexible Stock Plan for Directors, which was adopted effective January 1, 1997. Performance shares granted prior to such time were issued under the Phantom Stock Plan for Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         From January 1, 2000 to May 24, 2000, the Compensation Committee was comprised of Messrs. Edison (Chairman), Eason, Greenbaum, Peck, and Stiritz. Mr. Edison's term as a director ended May 24, 2000. On May 25, 2000 the Compensation Committee became comprised of its current members, Messrs. Eason (Chairman), Greenbaum, Peck, Stiritz and Tweedie. None of the members of the Compensation Committee has been an officer or employee of the Company or any of its subsidiaries. None of the Company's inside directors or officers serves on the compensation committee of another company of which a member of the Compensation Committee is an officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 1, 2001, certain stock ownership information with respect to: 1) each person known to the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, and 2) certain information with respect to the ownership of Common Stock by (i) each director and nominee for director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, and (iii) all directors, nominees, and executive officers as a group.

                                                                                      AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER                                                                      BENEFICIAL OWNERSHIP        OF CLASS
----------------                                                                      --------------------        --------
PRINCIPAL SHAREHOLDER:

MetLife, Inc.                                                                              28,915,939    (1)      58.6%
One Madison Avenue
New York, New York 10010

Franklin Resources, Inc.                                                                    2,930,252    (2)       5.9%
777 Mariners Island Boulevard
San Mateo, California 94404

Wellington Management Company, LLP                                                          2,783,035    (3)       5.6%
75 State Street
Boston, Massachusetts 02109

DIRECTORS, NOMINEES AND NAMED EXECUTIVE OFFICERS:

A. Greig Woodring, Director, President, and Chief
    Executive Officer(1)                                                                      256,780    (4)          *
Mary Ann Brown, Director                                                                            0                 *
J. Cliff Eason, Director                                                                        8,933    (5)          *
Stuart Greenbaum, Director                                                                      8,933    (5)          *
Terence I. Lennon, Director                                                                       500                 *
Richard A. Liddy, Chairman(1)                                                                 102,581    (6)          *
William A. Peck, Director                                                                       6,683    (5)          *
William P. Stiritz, Director(1)                                                                74,358    (7)          *
H. Edwin Trusheim, Director                                                                    18,423    (5)          *
John H. Tweedie, Director(1)                                                                        0                 *
David B. Atkinson, Executive Vice President and Chief
    Operating Officer                                                                         179,026    (8)          *
Jack B. Lay, Executive Vice President and Chief Financial Officer                              55,481    (9)          *
Andre St-Amour, Executive Vice President and Chief
    International Operating Officer                                                            41,943    (10)         *
Graham Watson, Executive Vice President and Chief Marketing Officer                            38,923    (11)         *
All directors and executive officers as a group (26 persons)                                  995,535    (12)      2.0%

----------
* Less than one percent.

(1) On November 23, 1999, Metropolitan Life Insurance Company ("MLIC") purchased 4,784,689 shares of RGA Common Stock through a private placement. On January 6, 2000, MLIC indirectly acquired shared voting and investment power of an additional 24,131,250 shares through its acquisition of GenAmerica Financial Corporation ("GenAmerica"). Shares beneficially owned by GenAmerica were held by Equity Intermediary Company, a wholly owned subsidiary of General American Life Insurance Company ("General American"). General American is a wholly owned subsidiary of GenAmerica, which is now a wholly owned subsidiary of MLIC. On April 7, 2000, MLIC completed a demutualization and an initial public offering of shares of MetLife, Inc. ("MetLife"), which became the parent of MLIC. As a result, MetLife acquired shared voting and investment power of all shares of RGA held by MLIC and GenAmerica and became the beneficial owner of such shares. Messrs. Liddy and Stiritz are directors of GenAmerica and General American. Mr. Woodring is an executive officer of GenAmerica and General American. Mr. Tweedie is an executive officer of MetLife. These individuals disclaim beneficial ownership of the shares beneficially owned by MetLife and its subsidiaries.

(2) Franklin Resources, Inc. is the parent of several direct and indirect investment advisory subsidiaries (the "Adviser Subsidiaries") that advise investment companies and managed accounts. Shares are owned of record by clients of the Adviser Subsidiaries.

(3) Wellington Management Company, LLP ("WMC") is an investment adviser. Shares are owned of record by clients of WMC, none of which is known to have beneficial ownership of more than five percent of the Company's outstanding shares. WMC has shared voting power of 2,431,923 shares and shared dispositive power of 2,743,035 shares.

(4) Includes 212,663 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 15,000 shares of restricted Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Woodring has no investment power.

(5) Includes 6,683 shares of Common Stock subject to stock options that are exercisable within 60 days.

(6) Includes 76,498 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 26,083 shares of Common Stock held in a joint account with Mr. Liddy's spouse, an account over which he has shared voting and investment power.

(7) Includes 6,683 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 21,675 shares owned by his wife and children over which Mr. Stiritz has no investment or voting power and of which he disclaims beneficial ownership.

(8) Includes 139,533 shares of Common Stock subject to stock options that are exercisable within 60 days and 2,250 shares held by Mr. Atkinson's children. Also includes 6,548 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Atkinson has no investment power.

(9) Includes 47,133 shares of Common Stock subject to stock options that are exercisable within 60 days and 1,800 shares jointly owned with Mr. Lay's spouse. Also includes 6,548 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Lay has no investment power.

(10) Includes 36,693 shares of Common Stock subject to stock options that are exercisable within 60 days.

(11) Includes 30,956 shares of Common Stock subject to stock options that are exercisable within 60 days and 6,187 shares owned by Intercedent Limited, a Canadian corporation of which Mr. Watson has a majority ownership interest.

(12) Includes a total of 766,801 shares of Common Stock subject to stock options that are exercisable within 60 days; 28,096 shares of restricted Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which the individual has no investment power; and shares for which ownership has been disclaimed as described above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         General American and its parent, GenAmerica, are the beneficial owners of approximately 48% of the Company's outstanding stock. Following a private placement in November 1999, the acquisition of GenAmerica by Metropolitan Life Insurance Company ("MLIC") on January 6, 2000, and MLIC's demutualization on April 7, 2000, MetLife, Inc. ("MetLife") is the beneficial owner of approximately 58% of the Company's outstanding shares.

         The Company beneficially owns 100% of RGA Life Reinsurance Company of Canada ("RGA Canada"). RGA Canada directly reinsures or administers all of the Company's Canadian reinsurance business. Amounts in excess of RGA Canada's retention limit are retroceded mostly to RGA Re directly, or through General American to RGA Re pursuant to a retrocession agreement.

         Under two administrative services agreements effective as of January 1, 1993, General American has agreed to provide RGA and RGA Re, at their request, certain management and administrative services, such as legal, treasury, employee benefit, payroll and personnel services. RGA and RGA Re pay General American a monthly fee based on General American's actual cost, computed in accordance with General American's current cost accounting system. Each agreement is terminable by either party on 90 days written notice. General American has agreed to provide similar services to RGA Canada pursuant to a management agreement effective January 1, 1993. The cost of services provided by General American under these agreements in 2000 was approximately $2.6 million.

         Conning Asset Management Company ("Conning"), a wholly owned subsidiary of Conning Corporation which, in turn, is an indirect wholly owned subsidiary of MLIC, managed certain investment portfolios of RGA, RGA Re, RGA Canada, RGA Australian Holdings, Pty, Limited and RGA Reinsurance Company (Barbados) Ltd. through August 31, 2000. The Company incurred costs of approximately $1.7 million for investment advisory services from Conning in 2000. Conning continues to service and originate commercial mortgages on behalf of RGA Re under separate investment advisory agreements. Separate from the investment advisory agreements, Conning also manages a series of private investment funds in which RGA has invested from time to time. Conning receives a management fee and a specified percentage of the funds' net gains, which are paid by the funds. RGA's investments in such funds totaled approximately $8.8 million as of December 31, 2000.

         The Company has reinsurance agreements with MetLife and certain of its subsidiaries, and direct policies and reinsurance agreements with General American and certain of its subsidiaries. The Company reflected earned gross premiums pursuant to these agreements of approximately $110.4 million from MetLife, and $33.6 million from General American, in 2000. The earned premiums reflect the net of business assumed from and ceded to MetLife, General American and their respective subsidiaries.

         Pursuant to a marketing agreement, the Company utilized the services of Insource Limited and its predecessor ("Insource") to conduct certain marketing-related services in particular geographic regions until December 1, 1996. The agreement was terminated with respect to new business effective December 31, 1996, although the Company continues to pay for certain business generated prior to such date. Graham Watson, an executive officer of the Company and an officer and director of certain of the Company's subsidiaries, is non-executive Chairman of and has an approximate 75% equity interest in Intercedent Limited. Prior to July 1, 2000, Intercedent Limited owned approximately 50% of the non-voting special shares of Insource, and consequently was entitled to receive up to 50% of Insource's revenues relating to business generated on behalf of the Company. The Company paid Insource approximately $175,000 through July 1, 2000 pursuant to this agreement. Effective July 1, 2000, Intercedent Limited disposed of all of its ownership in Insource and, accordingly, effective on such date Mr. Watson has no further interest in any of the payments made by the Company to Insource. In addition, prior to April 1, 1996, the Company paid Intercedent Limited a production bonus based on premiums generated through its Canadian subsidiaries. Since April 1, 1996, this bonus is paid directly to Mr. Watson. See Item 11--Executive Compensation--Summary Compensation Table.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 REINSURANCE GROUP OF AMERICA, INCORPORATED

                                       By: /s/ A. Greig Woodring
                                           -------------------------------------
                                           A. Greig Woodring
                                           President and Chief Executive Officer

                                           Dated: August 28, 2001