Form 10-Q
period 2001-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2001-11-13
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 2001:
49,474,993 SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


         ITEM                                                                                          PAGE
         ----                                                                                          ----

                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         September 30, 2001 and December 31, 2000                                                      3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and nine months ended September 30, 2001 and 2000                                       4


         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2001 and 2000                                                 5


         Notes to Unaudited Condensed Consolidated Financial
         Statements (Unaudited)                                                                        6

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                10

3        Qualitative and Quantitative Disclosures About Market Risk                                   21


                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                                            22

6        Exhibits and Reports on Form 8-K                                                             22

         Signatures                                                                                   23

         Index to Exhibits                                                                            24

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                           (Unaudited)
                                                                                          September 30,          December 31,
                                                                                               2001                  2000
                                                                                         -----------------      ---------------
                                                                                                (Dollars in thousands)
         ASSETS
Fixed maturity securities:
     Available-for-sale at fair value (amortized cost of $2,711,742 and
         $2,753,521 at September 30, 2001 and December 31, 2000, respectively)             $    2,677,812        $   2,692,840
Mortgage loans on real estate                                                                     155,676              128,111
Policy loans                                                                                      716,041              706,877
Funds withheld at interest                                                                      1,078,084              938,362
Short-term investments                                                                             54,495               68,735
Other invested assets                                                                              65,524               25,233
                                                                                             -------------         ------------
         Total investments                                                                      4,747,632            4,560,158
Cash and cash equivalents                                                                         183,515               70,797
Accrued investment income                                                                          72,792               37,555
Premiums receivable                                                                               185,422              226,365
Reinsurance ceded receivables                                                                     344,966              296,368
Deferred policy acquisition costs                                                                 758,313              621,475
Other reinsurance balances                                                                        177,323              202,158
Other assets                                                                                       35,461               46,984
                                                                                             -------------         ------------
         Total assets                                                                      $    6,505,424        $   6,061,860
                                                                                             =============         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                     $    2,043,808        $   1,933,508
Interest sensitive contract liabilities                                                         2,258,269            2,128,743
Other policy claims and benefits                                                                  660,320              555,423
Other reinsurance balances                                                                         57,227               69,343
Deferred income taxes                                                                             179,097              170,905
Other liabilities                                                                                  69,940               68,758
Long-term debt                                                                                    318,246              272,257
                                                                                             -------------         ------------
         Total liabilities                                                                      5,586,907            5,198,937
Commitments and contingent liabilities
Stockholders' Equity:
     Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
         shares issued or outstanding)                                                              -                     -
     Common stock (par value $.01 per share; 75,000,000 shares authorized,
         51,053,273 shares issued at September 30, 2001 and December 31, 2000,
         respectively)                                                                                511                  511
     Additional paid-in capital                                                                   612,807              611,349
     Retained earnings                                                                            400,412              348,158
     Accumulated other comprehensive income:
         Accumulated currency translation adjustment, net of income taxes                         (29,622)             (15,867)
         Unrealized depreciation of securities, net of income taxes                               (28,258)             (42,004)
                                                                                             -------------         ------------
             Total stockholders' equity before treasury stock                                     955,850              902,147
     Less treasury shares held of 1,578,280 and 1,759,715 at cost at
         September 30, 2001 and December 31, 2000, respectively                                   (37,333)             (39,224)
                                                                                             -------------         ------------
         Total stockholders' equity                                                               918,517              862,923
                                                                                             -------------         ------------
         Total liabilities and stockholders' equity                                        $    6,505,424        $   6,061,860
                                                                                             =============         ============


See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                        Three months ended               Nine months ended
                                                                          September 30,                    September 30,
                                                                   -----------------------------  --------------------------------
                                                                       2001             2000           2001              2000
                                                                   -------------   -------------  ---------------   --------------
                                                                            (Dollars in thousands, except per share data)
REVENUES:
    Net premiums                                                   $    387,825    $    316,116   $    1,179,746    $     991,059
    Investment income, net of related expenses                           90,693          82,118          251,058          238,420
    Realized investment losses, net                                     (26,324)         (2,821)         (35,356)         (18,345)
    Other revenues                                                        5,922           6,949           21,850           12,637
                                                                     -----------     -----------    -------------     ------------
        Total revenues                                                  458,116         402,362        1,417,298        1,223,771

BENEFITS AND EXPENSES:
    Claims and other policy benefits                                    314,882         242,921          954,652          776,326
    Interest credited                                                    32,639          26,087           79,590           74,562
    Policy acquisition costs and other insurance expenses                70,672          57,595          203,947          171,257
    Other operating expenses                                             22,802          20,270           66,880           59,782
    Interest expense                                                      4,431           5,108           13,719           12,417
                                                                     -----------     -----------    -------------     ------------
        Total benefits and expenses                                     445,426         351,981        1,318,788        1,094,344
                                                                     -----------     -----------    -------------     ------------

        Income before income taxes                                       12,690          50,381           98,510          129,427

    Provision for income taxes                                            3,705          19,011           37,369           52,743
                                                                     -----------     -----------    -------------     ------------

        Income from continuing operations                                 8,985          31,370           61,141           76,684

    Discontinued operations:
        Loss from discontinued accident and health operation
           net of taxes                                                     -            (2,261)             -             (8,249)
                                                                     -----------     -----------    -------------     ------------

        Net income                                                 $      8,985    $     29,109   $       61,141    $      68,435
                                                                     ===========     ===========    =============     ============



Earnings per share from continuing operations:
    Basic earnings per share                                       $       0.18    $       0.64   $         1.24    $        1.55
                                                                     ===========     ===========    =============     ============

    Diluted earnings per share                                     $       0.18    $       0.63   $         1.22    $        1.53
                                                                     ===========     ===========    =============     ============

Earnings per share from net income:                                $
    Basic earnings per share                                               0.18    $       0.59   $         1.24    $        1.38
                                                                     ===========     ===========    =============     ============

    Diluted earnings per share                                     $       0.18    $       0.59   $         1.22    $        1.37
                                                                     ===========     ===========    =============     ============








See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  Nine months ended
                                                                                   September 30,
                                                                            ------------------------------
                                                                                2001             2000
                                                                            --------------  --------------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $     61,141   $      68,435
    Adjustments to reconcile net income to net cash provided by operating activities:
       Change in:
          Accrued investment income                                               (35,237)        (36,522)
          Premiums receivable                                                      40,943          64,113
          Deferred policy acquisition costs                                      (147,144)       (115,859)
          Reinsurance ceded balances                                              (48,598)        (17,688)
          Future policy benefits, other policy claims and benefits, and
            other reinsurance balances                                            229,621         119,321
          Deferred income taxes                                                    14,815          31,091
          Other assets and other liabilities                                        8,301            (140)
       Amortization of net investment discounts, goodwill and other               (26,991)        (22,340)
       Realized investment losses, net                                             35,356          18,345
       Other, net                                                                  10,103         (11,454)
                                                                               -----------    ------------
Net cash provided by operating activities                                         142,310          97,302
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of subsidiaries                                               -             26,509
    Sales of investments:
       Fixed maturity securities - Available for sale                             958,151         439,148
       Mortgage loans on real estate                                                 -              1,745
    Maturities of fixed maturity securities - Available for sale                     -             13,784
    Purchases of fixed maturity securities - Available for sale                  (951,577)     (1,106,216)
    Cash invested in:
       Mortgage loans on real estate                                              (37,875)        (21,951)
       Policy loans                                                                (9,164)         (7,995)
       Funds withheld at interest                                                (180,693)       (127,086)
    Principal payments on mortgage loans on real estate                            10,316           4,321
    Change in short-term and other invested assets                                (28,672)        137,870
                                                                               -----------    ------------
Net cash used in investing activities                                            (239,514)       (639,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                                                      (8,887)         (8,944)
    Borrowings under credit agreements                                             45,989          78,119
    Reissuance (purchase) of treasury stock                                         1,891         (19,881)
    Excess deposits on universal life and other investment
       type policies and contracts                                                170,496         592,520
                                                                               -----------    ------------
Net cash provided by financing activities                                         209,489         641,814
Effect of exchange rate changes                                                       433             559
                                                                               -----------    ------------
Change in cash and cash equivalents                                               112,718          99,804
Cash and cash equivalents, beginning of period                                     70,797          24,316
                                                                               -----------    ------------
Cash and cash equivalents, end of period                                     $    183,515   $     124,120
                                                                               ===========    ============


See accompanying notes to unaudited condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and Subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 ("Annual Report").

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

2.     EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations (dollars in thousands, except per share information):



                                              -----------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                                    2001              2000              2001               2000
                                              -----------------------------------------------------------------------
Earnings:
  Income from continuing operations
   (numerator for basic and diluted
   calculations)                                      $8,985           $31,370            $61,141           $76,684
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)                49,446            49,286             49,396            49,625
  Equivalent shares from outstanding stock
   options                                               524               434                526               336
                                              -----------------------------------------------------------------------
  Denominator for diluted calculation                 49,970            49,720             49,922            49,961
Earnings per share:
  Basic                                                $0.18             $0.64              $1.24             $1.55
  Diluted                                              $0.18             $0.63              $1.22             $1.53
                                              -----------------------------------------------------------------------



The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three and nine month periods ended September 30, 2001, substantially all outstanding stock options were included in the calculation of common equivalent shares. For the three and nine months ended September 30, 2000, approximately
0.3 million and 0.4 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods.

3.     COMPREHENSIVE INCOME (LOSS)
The following table reflects the change in accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2001 and 2000 (dollars in thousands):


                                              -----------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2001              2000              2001               2000
                                              -----------------------------------------------------------------------
Net income                                             $8,985           $29,109         $ 61,141           $68,435
Accumulated other comprehensive
 income (expense):

  Unrealized gains on securities                       32,097            31,068           13,746            64,418
  Foreign currency items                               (8,789)           (4,633)         (13,755)           (7,386)
                                              -----------------------------------------------------------------------
    Comprehensive income                              $32,293           $55,544         $ 61,132          $125,467
                                              -----------------------------------------------------------------------



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





                                              -----------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2001              2000              2001               2000
                                              -----------------------------------------------------------------------
REVENUES
  U.S.                                             $345,462           $294,044        $1,047,792          $897,820
  Canada                                             57,010             55,287           183,622           172,224
  Other International                                55,682             50,340           184,765           149,319
  Corporate                                             (38)             2,691             1,119             4,408
                                              -----------------------------------------------------------------------
     Total from continuing operations              $458,116           $402,362        $1,417,298        $1,223,771
                                              -----------------------------------------------------------------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS BEFORE INCOME TAXES

  U.S.                                              $30,445            $50,198          $104,574          $129,075
  Canada                                              8,301              4,961            40,444            26,491
  Other International                               (19,016)               489           (24,982)           (8,855)
  Corporate                                          (7,040)            (5,267)          (21,526)          (17,284)
                                              -----------------------------------------------------------------------
     Total from continuing operations               $12,690            $50,381           $98,510          $129,427
                                              -----------------------------------------------------------------------

Segment assets for Other International increased over 30% from the amounts disclosed in Note 17 of the 2000 Annual Report. Growth in the Asia Pacific and Other Markets sub-segments drove the increase. Segment assets of the other reportable segments have not materially changed.

5.     DIVIDENDS

The Board of Directors declared a dividend of six cents per share of common stock on July 25, 2001. This dividend was paid on August 28, 2001 to shareholders of record as of August 7, 2001.

6.     COMMITMENTS AND CONTINGENT LIABILITIES

The Company is a party to several arbitrations underway primarily involving its group medical reinsurance coverages. The Company expects those arbitrations to be completed during 2001 and 2002. Reserves are established on treaties based upon estimates of the expected findings of the related arbitration panels. There are no arbitrations underway as of September 30, 2001, relative to the Company's portfolio of personal accident business, although such arbitrations could commence at some point in the future. It is management's opinion that future developments, if any, will not materially adversely affect the Company's financial position.

7.     NEW ACCOUNTING STANDARDS

In July 2001, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues ("SAB 102"), expressing certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company is currently in the process of evaluating the impact, if any, of SAB 102 on its mortgage loan loss allowance policies and procedures.

Also in July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company does not currently expect the adoption of these accounting standards to have a material impact on the Company's results of operations; however, impairment reviews subsequent to the initial adoption date may result in future write-downs.

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

In March 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles ("Codification"), which was effective on January 1, 2001. The purpose of Codification is to establish a uniform set of accounting rules and regulations (Statements of Statutory Accounting Principles, "SSAP") for use by insurance companies in financial report preparation in connection with financial reporting to regulatory authorities. As of September 30, 2001, the State of Missouri has not amended its laws and rules to closely mirror SSAP, but the Missouri Department of Insurance has instructed its domestic insurers to conform to the new codified SSAP in anticipation of changes to applicable Missouri laws and rules. The Company adopted Codification pursuant to the new codified SSAP on January 1, 2001, resulting in an increase in the statutory surplus of RGA Reinsurance Company and its parent, Reinsurance Company of Missouri, of approximately $2.0 million.

8.     STOCK REPURCHASE PROGRAM

On September 18, 2001, the Company announced that its board of directors had approved a repurchase program authorizing the Company to purchase up to $25 million of its shares of stock, as conditions warrant. To date, the Company has not repurchased any shares under the program.

9.     TERRORIST ATTACKS OF SEPTEMBER 11, 2001

The Company's third quarter results include an estimate for its ultimate net exposure to the terrorist attacks in the United States on September 11, 2001. The Company believes its only exposure is for individual life claims covered under various reinsurance contracts with ceding companies. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In addition, the Company maintains catastrophe insurance coverage which provides benefits of up to $100 million per occurrence for claims involving three or more deaths in a single event. The coverage requires the Company to pay a $1.5 million deductible in addition to retaining 20 percent of the first $30 million in claims, per occurrence.

As of September 30, 2001, the Company recorded approximately $16 million, pre-tax, in individual life claims, net of approximately $10 million in reinsurance recoverables. The Company believes its reinsurance programs, including its catastrophe coverage, will limit its net losses to the amount reflected as of September 30, 2001. However, the Company believes it will take several more months before all claims are reported. The catastrophe coverage is placed with highly rated carriers and the Company does not believe that there are any recoverability issues associated with the claims submitted to reinsurers. However, no assurance can be given as to the extent of future claims development or recoverability of any such claims, particularly in light of the magnitude and unprecedented nature of the terrorist attacks of September 11, 2001.

10.    SUBSEQUENT EVENTS

Effective July 1, 2001, the Company stopped renewing any remaining reinsurance treaties for the privatized pension program in Argentina ("AFJP business"). The Company is currently evaluating the reserve adequacy on these treaties, however, it anticipates additional reserves in the range of $25 million to $35 million may be necessary to absorb additional claims development associated with the run-off of the treaties. The Company expects to complete its analysis during the fourth quarter of 2001, at which time it will record any necessary reserve changes. The Company is no longer writing AFJP business. Subsequent to the end of the third quarter, the Company also sold substantially all remaining Argentine-based bond investments in the Argentine investment portfolio backing the AFJP business, resulting in a $4.2 million pre-tax capital loss that was recorded in the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Other Markets, which includes Europe and South Africa. The Asia Pacific, Latin America, and Other Markets operational segments are presented herein as one reportable segment, Other International, as allowed by applicable accounting pronouncements. The U.S. operations provide traditional and non-traditional life reinsurance to domestic clients. Non-traditional business includes asset-intensive and financial reinsurance. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canadian operations provide insurers with traditional reinsurance as well as assistance with capital management activity. Other International operations primarily provide traditional and non-traditional life reinsurance, privatized pension plan reinsurance and reinsurance of critical illness risks in Asia Pacific, Latin America, and other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, or the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

Consolidated income from continuing operations before income taxes for the third quarter and first nine months of 2001 decreased $37.7 million and $30.9 million, respectively, as compared to the prior year. After tax diluted earnings per share from continuing operations were $0.18 and $1.22 for the third quarter and first nine months of 2001, respectively, compared to $0.63 and $1.53 for the prior-year periods. The decrease in pre-tax earnings for the third quarter and first nine months was primarily attributable to $26.3 million and $35.4 million in realized investment losses, respectively, and higher death claims of approximately $16.1 million related to the terrorist attacks of September 11, 2001. The first nine months of 2001 were also affected by higher than expected death claims in the first quarter.

Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to operating segments.

Further discussion and analysis of the results for 2001 compared to 2000 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                                     -----------------------------------------------------------------

                                                       TRADITIONAL            NON-TRADITIONAL                TOTAL
                                                                            ASSET-        FINANCIAL           U.S.
                                                                         INTENSIVE        REINSURANCE
                                                     -----------------------------------------------------------------
REVENUES:
  Net premiums                                         $      279,239    $        739   $            -   $     279,978
  Investment income, net of related expenses                   38,251          27,990               68          66,309
  Realized investment gains (losses), net                      (6,113)            956                -          (5,157)
  Other revenues                                                  283             350            3,699           4,332
                                                     -----------------------------------------------------------------
     Total revenues                                           311,660          30,035            3,767         345,462

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            227,643             227                -         227,870
  Interest credited                                            12,632          19,511                -          32,143
  Policy acquisition costs and other insurance
    expenses                                                   38,820           5,464              479          44,763
  Other operating expenses                                      7,922             284            2,035          10,241
                                                     -----------------------------------------------------------------
       Total benefits and expenses                            287,017          25,486            2,514         315,017

       Income before income taxes                       $      24,643    $      4,549   $        1,253   $      30,445
                                                     -----------------------------------------------------------------



FOR THE THREE MONTH PERIOD ENDING SEPTEMBER 30, 2000

                                                     -----------------------------------------------------------------

                                                       TRADITIONAL            NON-TRADITIONAL                 TOTAL
                                                                            ASSET-         FINANCIAL           U.S.
                                                                          INTENSIVE        REINSURANCE
                                                     -----------------------------------------------------------------
REVENUES:
  Net premiums                                         $      230,921    $        522   $            -   $     231,443
  Investment income, net of related expenses                   31,832          27,602               60          59,494
  Realized investment gains (losses), net                      (1,304)           (579)               -          (1,883)
  Other revenues                                                  698            (198)           4,490           4,990
                                                     -----------------------------------------------------------------
     Total revenues                                           262,147          27,347            4,550         294,044

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            166,564           2,176                -         168,740
  Interest credited                                            11,898          14,696                -          26,594
  Policy acquisition costs and other insurance
    expenses                                                   32,183           6,966            1,539          40,688
  Other operating expenses                                      6,489             237            1,098           7,824
                                                     -----------------------------------------------------------------
       Total benefits and expenses                            217,134          24,075            2,637         243,846

       Income before income taxes                       $      45,013    $      3,272   $        1,913   $      50,198
                                                     -----------------------------------------------------------------

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001


                                                     --------------------------------------------------------------------

                                                       TRADITIONAL              NON-TRADITIONAL                 TOTAL
                                                                           ASSET-          FINANCIAL             U.S.
                                                                         INTENSIVE        REINSURANCE
                                                     --------------------------------------------------------------------
REVENUES:
  Net premiums                                         $      864,105    $      2,127     $            -   $      866,232
  Investment income, net of related expenses                  112,334          64,698                462          177,494
  Realized investment gains (losses), net                     (16,460)          1,802                  -          (14,658)
  Other revenues                                                  787           1,720             16,217           18,724
                                                     --------------------------------------------------------------------
     Total revenues                                           960,766          70,347             16,679        1,047,792

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            691,184           4,095                  -          695,279
  Interest credited                                            37,890          40,256                  -           78,146
  Policy acquisition costs and other insurance
    expenses                                                  121,971          13,486              5,744          141,201
  Other operating expenses                                     21,826             567              6,199           28,592
                                                     --------------------------------------------------------------------
       Total benefits and expenses                            872,871          58,404             11,943          943,218

       Income before income taxes                       $      87,895    $     11,943     $        4,736   $      104,574
                                                     --------------------------------------------------------------------



FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2000


                                                     --------------------------------------------------------------------

                                                       TRADITIONAL              NON-TRADITIONAL               TOTAL
                                                                             ASSET-        FINANCIAL           U.S.
                                                                           INTENSIVE      REINSURANCE
                                                     --------------------------------------------------------------------
REVENUES:
  Net premiums                                         $      727,449    $      1,566     $            -   $      729,015
  Investment income, net of related expenses                  102,273          64,302                 60          166,635
  Realized investment gains (losses), net                      (5,718)           (664)                 -           (6,382)
  Other revenues                                                  621             201              7,730            8,552
                                                     --------------------------------------------------------------------
     Total revenues                                           824,625          65,405              7,790          897,820

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            549,921           2,918                  -          552,839
  Interest credited                                            34,803          37,760                  -           72,563
  Policy acquisition costs and other insurance
    expenses                                                  102,498          16,765              3,500          122,763
  Other operating expenses                                     18,931             514              1,135           20,580
                                                     --------------------------------------------------------------------
       Total benefits and expenses                            706,153          57,957              4,635          768,745

       Income before income taxes                       $     118,472    $      7,448     $        3,155   $      129,075
                                                     --------------------------------------------------------------------


During the third quarter and first nine months of 2001, income before income taxes for U.S. operations totaled $30.4 million and $104.6 million, respectively, a 39.4% and 19.0% decrease from the comparable prior periods. The decrease in income for the first nine months of 2001 can primarily be attributed to poor claim experience incurred in the first quarter of 2001 and the claims arising from the terrorist attacks of September 11, 2001. The traditional reinsurance sub-segment was primarily affected by these events. The level of death claims may fluctuate from period to period, but is expected to remain fairly constant over the long term. We do not believe the first-quarter claim results indicated a systemic pricing or profitability problem on our underlying business. The decrease in income before income taxes during the third quarter of 2001 compared to the prior-year period is due to lower than expected death claims in the traditional sub-segment in the prior-year coupled with death claims associated with the terrorist attacks of September 11 in the current period. The Company believes its reinsurance programs, including its catastrophe coverage will limit its net losses to the amount reflected as of September 30, 2001. However, the Company believes it will take several more months before all claims are reported. The Company's catastrophe coverage is placed with highly rated carriers and management does not believe there are any recoverability issues associated with the claims submitted to reinsurers. However, no assurance can be given as to the extent of future claims development or recoverability of any such claims, particularly in light of the magnitude and unprecedented nature of the terrorist attacks of September 11, 2001. Net premium growth continued for the U.S. operations segment with a 21.0% and 18.8% increase for the third quarter and first nine months of 2001 compared to the same periods last year. The increase is attributed to the continued growth of the Company's traditional business.

Traditional Reinsurance

The U.S. traditional reinsurance sub-segment is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first nine months of 2001, production totaled $71.4 billion compared to $82.6 billion for the same period in 2000. Production levels are significantly influenced by large transactions and reporting practices of ceding companies and, therefore, can fluctuate from period to period. Management believes industry consolidation, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the level of future production is uncertain.

Income before income taxes for U.S. traditional reinsurance decreased 45.3% and 25.8% for the third quarter and nine months ended 2001, respectively. The decrease in income was primarily due to higher than expected death claims during the first quarter, the terrorist attacks of September 11, 2001, and realized investment losses of $6.1 million and $16.5 million associated with investment security sales and investment write-downs during the third quarter and first nine months of 2001, respectively.

Net premiums for U.S. traditional reinsurance increased 20.9% and 18.8% in the third quarter and first nine months of 2001, respectively. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to continued growth.

Net investment income increased 20.2% and 9.8% in the third quarter and for the first nine months of 2001, respectively. The increase was due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance, which was partially offset by the lower yields as a result of the general decline in interest rates.

The amount of claims and other policy benefits increased 36.7% and 25.7% in the third quarter and first nine months of 2001, respectively. Claims and other policy benefits, as a percentage of net premiums, were 81.5% and 80.0% in the third quarter and first nine months of 2001, respectively, compared to 72.1% and 75.6% in prior-year periods. The loss ratio when adjusted for the claims related to the terrorist attacks of September 11, 2001 is reduced to 75.8% and 78.1% for the third quarter and first nine months of 2001, respectively. Prior-year percentages reflected a lower level of claims than expected for the third quarter. Mortality results (death claims) during the first quarter of 2001 exceeded management expectations, primarily related to several treaties that have been on the books for several years. Mortality may fluctuate somewhat from period to period, but is expected to remain fairly constant over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. The increase in the third quarter and first nine months of 2001 as compared to 2000 was primarily due to increased deposits. This amount fluctuates with the changes in deposit levels, cash surrender values and interest crediting rates.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 13.9% and 14.1% for the third quarter and first nine months of 2001, respectively, compared to 13.9% and 14.1% in the prior-year periods. The percentages may fluctuate from period to period due to changes in the mix of business.

Other operating expenses for the third quarter and first nine months of 2001 remained relatively constant as a percentage of net premiums.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance sub-segment includes the reinsurance of annuities and corporate-owned life insurance.

Income before income taxes increased in the third quarter and first nine months of 2001 to $4.5 million and $11.9 million, respectively, a 39.0% and 60.4% increase compared to the same periods last year. Total revenues, which is comprised primarily of investment income and realized investment gains (losses) increased 9.8% and 7.6% for the third quarter and the first nine months of 2001, respectively. Contributing to this growth was a new coinsurance agreement of single premium deferred annuities, executed during the third quarter, with assets of approximately $150 million as of September 30, 2001. The growth in revenue is offset, in part, by the growth in claims and other policy benefits, interest credited, and policy acquisition costs and other insurance expenses. Net premiums reported in this sub-segment relate to a yearly renewable term treaty that reinsures the mortality risk of a corporate-owned life insurance product. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

Financial Reinsurance

The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements and the Company's investment in RGA Financial Group, L.L.C. ("RGA Financial Group"). Effective July 1, 2000, the Company increased its ownership of RGA Financial Group from 40% to 80%. The Company acquired the remaining 20% interest during the fourth quarter of 2000. The majority of the financial reinsurance transactions assumed by the Company are retroceded to other insurance companies. Financial reinsurance agreements represent low risk mortality business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes in the third quarter and in the first nine months of 2001 was $1.3 million and $4.7 million, respectively, as compared to $1.9 million and $3.2 million for the prior-year periods. The decrease in income for the quarter is attributed to an increase in the amortization of intangibles associated with the acquisition of RGA Financial Group. The increase in income for the first nine months of 2001 is attributed to the increased ownership position in RGA Financial Group.

CANADA OPERATIONS (dollars in thousands)

                                              -----------------------------------------------------------------------
                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                    2001              2000              2001               2000
                                              -----------------------------------------------------------------------

REVENUES:
  Net premiums                                       $39,975           $39,683           $126,689          $126,856
  Investment income, net of related
    expenses                                          17,442            15,325             48,739            45,609
  Realized investment gains (losses), net               (501)             (163)             8,015              (810)
  Other revenues                                          94               442                179               569
                                              -----------------------------------------------------------------------
    Total revenues                                    57,010            55,287            183,622           172,224

BENEFITS AND EXPENSES:
  Claims and other policy benefits                    43,164            44,822            126,259           124,787
  Interest credited                                       69               141                248               635
  Policy acquisition costs and other
   insurance expenses                                  3,309             3,316             10,163            14,096
  Other operating expenses                             2,167             2,047              6,508             6,215
                                              -----------------------------------------------------------------------
    Total benefits and expenses                       48,709            50,326            143,178           145,733

    Income before income taxes                        $8,301            $4,961            $40,444           $26,491
                                              -----------------------------------------------------------------------


Income before income taxes increased 67.3% and 52.7% in the third quarter and first nine months of 2001, respectively. Excluding realized investment gains (losses), income before income taxes increased 71.8% and 18.8% in the third quarter and first nine months of 2001, respectively. The increase in the third quarter and first nine months of 2001 is in line with management expectations and is primarily the result of unfavorable mortality in the prior-year, offset by the effects of changes in the foreign exchange rates during 2001 compared to 2000. Weakness in the Canadian dollar during 2001 adversely affected the reported income before income taxes by $0.2 million, or 2.6%, and $1.6 million, or 3.9%, in the third quarter and the first nine months, respectively.

Net premiums remained relatively flat in the third quarter and first nine months of 2001. In local currency, premiums increased 4.5% and 4.2% in the third quarter and the first nine months of 2001, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period. In addition, the decline in the strength of the Canadian dollar had an adverse effect on the amount of net premiums reported of $1.7 million or 4.0% and $5.8 million or 4.3% in the third quarter and the first nine months, respectively.

Net investment income increased 13.8% and 6.9% in the third quarter and first nine months of 2001, respectively, due to an increase in the invested asset base, offset by the effects of the change in the foreign exchange rate of $0.6 million or 3.4% and $2.0 million or 3.9% in the respective periods. The invested asset base growth is due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest.

Claims and other policy benefits as a percentage of net premiums were 108.0% and 99.7% in the third quarter and first nine months of 2001, respectively, compared to 113.0% and 98.4% in the prior-year periods. These percentages for the third quarter and first nine months of 2001 are in line with management's expectations in light of the premium level. For the first nine months of 2001, mortality was consistent with management expectations. Mortality may fluctuate somewhat from period to period, but is expected to remain fairly constant over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 8.3% and 8.0% in the third quarter and first nine months of 2001, respectively, compared to 8.4% and 11.1% in the prior-year periods.

The decrease in the first nine months of 2001 is primarily due to the mix of business processed as the general mix of business shifted towards yearly renewable term from coinsurance agreements. These yearly renewable term agreements tend to have lower commission costs than coinsurance agreements.

OTHER INTERNATIONAL OPERATIONS  (dollars in thousands)
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001


                                                   -------------------------------------------------------------
                                                                                                      TOTAL
                                                                      LATIN            OTHER          OTHER
                                                   ASIA PACIFIC      AMERICA          MARKETS      INTERNATIONAL
                                                   -------------------------------------------------------------

REVENUES:
  Net premiums                                         $30,953        $  9,072         $27,847        $ 67,872
  Investment income, net of related expenses               998           3,256            (141)          4,113
  Realized investment gains (losses), net                  (67)        (17,700)            (31)        (17,798)
  Other revenues                                           892             118             485           1,495
                                                   -------------------------------------------------------------
    Total revenues                                      32,776          (5,254)         28,160          55,682

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      17,489          10,639          15,720          43,848
  Interest credited                                          -             427               -             427
  Policy acquisition costs and other insurance
   expenses                                             11,473           2,671           8,455          22,599
  Other operating expenses                               2,821           2,120           2,483           7,424
  Interest expense                                         219               -             181             400
                                                   -------------------------------------------------------------
    Total benefits and expenses                         32,002          15,857          26,839          74,698

    Income (loss) before income taxes                  $   774        $(21,111)        $ 1,321        $(19,016)
                                                   -------------------------------------------------------------


FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2000


                                                   --------------------------------------------------------------
                                                                                                       TOTAL
                                                                       LATIN           OTHER           OTHER
                                                   ASIA PACIFIC       AMERICA         MARKETS      INTERNATIONAL
                                                   --------------------------------------------------------------
REVENUES:
  Net premiums                                         $25,181         $11,623         $ 8,186         $44,990
  Investment income, net of related expenses             1,422           1,881             619           3,922
  Realized investment gains (losses), net                  (25)            (42)            121              54
  Other revenues                                           518             162             694           1,374
                                                   --------------------------------------------------------------
    Total revenues                                      27,096          13,624           9,620          50,340

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      13,313          10,572           5,474          29,359
  Interest credited                                          -            (648)              -            (648)
  Policy acquisition costs and other insurance
   expenses                                              9,532             856           3,203          13,591
  Other operating expenses                               2,356           2,317           2,315           6,988
  Interest expense                                         255               -             306             561
                                                   --------------------------------------------------------------
    Total benefits and expenses                         25,456          13,097          11,298          49,851

    Income (loss) before income taxes                  $ 1,640         $   527         $(1,678)           $489
                                                   --------------------------------------------------------------

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001


                                                   --------------------------------------------------------------
                                                                                                      TOTAL
                                                                        LATIN          OTHER          OTHER
                                                   ASIA PACIFIC        AMERICA        MARKETS      INTERNATIONAL
                                                   --------------------------------------------------------------
REVENUES:
  Net premiums                                         $85,774         $41,567         $59,484        $186,825
  Investment income, net of related expenses             3,279          10,992           1,110          15,381
  Realized investment gains (losses), net                   76         (20,568)            (61)        (20,553)
  Other revenues                                         2,234             297             581           3,112
                                                   --------------------------------------------------------------
    Total revenues                                      91,363          32,288          61,114         184,765

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      54,252          42,760          36,102         133,114
  Interest credited                                          -           1,196               -           1,196
  Policy acquisition costs and other insurance
   expenses                                             26,350           8,777          17,455          52,582
  Other operating expenses                               7,989           6,341           7,371          21,701
  Interest expense                                         683               -             471           1,154
                                                   --------------------------------------------------------------
    Total benefits and expenses                         89,274          59,074          61,399         209,747

    Income (loss) before income taxes                  $ 2,089        $(26,786)          $(285)      $ (24,982)
                                                   --------------------------------------------------------------



FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000

                                                   --------------------------------------------------------------
                                                                                                      TOTAL
                                                                        LATIN           OTHER         OTHER
                                                   ASIA PACIFIC        AMERICA         MARKETS     INTERNATIONAL
                                                   --------------------------------------------------------------
REVENUES:
  Net premiums                                         $66,384         $49,885         $18,919        $135,188
  Investment income, net of related expenses             3,473          14,505           1,310          19,288
  Realized investment gains (losses), net                   (6)         (8,960)            439          (8,527)
  Other revenues                                         1,259             315           1,796           3,370
                                                   --------------------------------------------------------------
    Total revenues                                      71,110          55,745          22,464         149,319

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      37,951          47,646          13,103          98,700
  Interest credited                                          -           1,364               -           1,364
  Policy acquisition costs and other insurance
   expenses                                             24,200           4,721           5,477          34,398
  Other operating expenses                               7,110           8,652           7,092          22,854
  Interest expense                                         552               -             306             858
                                                   --------------------------------------------------------------
    Total benefits and expenses                         69,813          62,383          25,978         158,174

    Income (loss) before income taxes                   $1,297         $(6,638)        $(3,514)        $(8,855)
                                                   --------------------------------------------------------------


Loss before income taxes for the other international segment totaled $19.0 million and $25.0 million for the third quarter and first nine months of 2001, respectively, compared to income of $0.5 million and loss of $8.9 million for the comparable prior-year periods. The results for the third quarter and first nine months of 2001 are primarily attributable to poor performance in Argentina, part of the Latin America sub-segment. The poor performance relates to higher than expected claims for privatized pension reinsurance in the first and third quarters. Privatized pension reinsurance covers the life insurance as well as the total and permanent disability components of the pension program. The claims under that program are indexed to the underlying pension fund performance at the point at which they are filed. As such, ultimate amounts of claims paid by the reinsurer under the program vary with the underlying fund performance of the related pension fund over the period in which the claims are adjudicated. In addition, the reinsurer is subject to the mortality and morbidity risks associated with the underlying plan participants.

The Company also experienced realized investment losses related to investment security sales in the Argentine investment portfolio. During the third quarter, a significant amount of Argentine based bond investments were sold to reduce the Company's exposure to the volatile Argentine economy. Those sales resulted in a $17.7 million pre-tax realized investment loss. Subsequent to September 30, 2001, the Company sold substantially all remaining Argentine based bond investments supporting the privatized pension reinsurance, resulting in a pre-tax realized investment loss of $4.2 million. During 2000, the Latin America results included activity for the Chilean subsidiaries that were sold during the second quarter of 2000 (the "Chilean Sale").

Net premiums increased 50.9% and 38.2% during the third quarter and first nine months of 2001, respectively. The increase was primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties, and premium flows from larger blocks of business in the Other Markets and Asia Pacific sub-segments. Other Markets also experienced an increase in premiums associated with the reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums associated with this coverage totaled $9.6 million and $18.1 million, respectively, for the three months and nine months ended September 30, 2001, compared with $0.3 million and $1.0 million for the same periods in 2000. The Asia Pacific sub-segment also provides reinsurance of critical illness coverages. Asia Pacific premiums associated with this coverage totaled $2.2 million and $6.7 million, respectively, for the three months and nine months ended September 30, 2001, compared with $2.5 million and $7.9 million for the same periods in 2000. The increases were partially offset by a decrease in privatized pension business in Argentina and the decrease in premiums related to the Chilean Sale. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 4.9% and decreased 20.3% in the third quarter and first nine months of 2001, respectively, compared to prior-year periods. The increase during the third quarter was primarily due to higher crediting rates on the underlying Argentine investment portfolio, substantially all of which has been sold. The decrease in the first nine months was primarily due to a decrease in the Latin America invested asset base from the Chilean Sale. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to operating segments.

The amount of claims and other policy benefits increased 49.4% and 34.9% in the third quarter and first nine months of 2001, respectively, due primarily to increased business volume. Claims and other policy benefits, as a percentage of net premiums, were 64.6% and 71.3%, in the third quarter and first nine months of 2001, respectively, compared to 65.3% and 73.0% in the comparable prior-year periods. The decrease as a percentage of premiums is primarily due to the Other Markets sub-segment, whose year-to-year comparisons of premiums and claims and other policy benefits are not considered meaningful due to the start-up nature of this sub-segment. Mortality may fluctuate somewhat from period to period, but is expected to remain fairly constant over the long term. The Company monitors mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse experience on this business, as several aspects of the pension fund claims flow are not developing as was contemplated when the reinsurance programs were initially priced, and to focus on other traditional reinsurance opportunities in the region. Although premiums will continue to decline, it is estimated that claims for the privatized pension business will continue to be paid over the next several years. The Company is currently evaluating the reserve adequacy on these treaties, however, it anticipates additional reserves in the range of $25 million to $35 million may be necessary to absorb additional claims development associated with the run-off of the treaties. The Company expects to complete its analysis during the fourth quarter of 2001, at which time it will record any necessary reserve changes. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 33.3% and 28.1% in the third quarter and first nine months of 2001, respectively, compared to 30.2% and 25.4% in the prior-year periods. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses for the third quarter and first nine months of 2001 increased $0.4 million and decreased $1.2 million, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

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

Consolidated investment income from continuing operations increased 10.4% and 5.3% for the third quarter and first nine months of 2001, respectively. The increase in investment income primarily relates to an increase in deposits on Asset Intensive reinsurance and positive operating cash flows. The average yield earned on investments was 7.12% and 7.29% for the third quarters of 2001 and 2000, respectively. The decrease in overall yield reflected a general decrease in interest rates. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes.

Consolidated other expenses represent general corporate expenses that are not allocated to the operational segments.

The consolidated effective tax rate for income taxes for continuing operations was 29.2% and 37.9% for the third quarter and first nine months of 2001, compared to 37.7% and 40.8% in the comparable prior-year periods. Excluding realized capital gains and losses, the effective rate on operating earnings was 34.6% and 37.2% for the third quarter and first nine months of 2001, compared to 38.5% and 38.0% in the comparable prior-year periods. The decrease in the effective tax rate for both the third quarter and first nine months of 2001 is primarily a result of a decrease in Canadian statutory income tax rates.


DISCONTINUED OPERATIONS

At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported break-even results for the third quarter and first nine months of 2001, compared to an after tax loss of $2.3 million and $8.2 million for the comparable prior-year periods. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years. The experience on this block of business will continue to be monitored as the business runs off.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, the Company generated $142.3 million in cash from operating activities, used $239.5 million of cash in investing activities and generated $209.5 million in cash from financing activities. The sources of funds from the Company's operating subsidiaries consist of premiums and deposits received from ceding insurers, investment income, proceeds from sales and redemptions of investments, and cash infusions from RGA. Premiums are generally received in advance of related claim payments. Funds are primarily applied to policy claims and benefits, interest credited, operating expenses, income taxes, and investment purchases.

As the Company continues its expansion efforts, management continually analyzes capital adequacy issues. During the third quarter of 2000, the Company entered into a credit agreement (the "Credit Agreement") with a bank syndicate, whereby it may borrow up to $140.0 million to continue expansion of the Company's business. Interest on borrowings is payable quarterly at rates based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the Credit Agreement. As of September 30, 2001, the Company had approximately $120.0 million outstanding under the Credit Agreement. The termination date of the Credit Agreement is May 24, 2003. RGA Australian Holdings PTY, Limited ("Australian Holdings") has AUD$19.0 million (approximately $9.3 million) outstanding on a line of credit as of September 30, 2001. The line of credit was amended and restated in January 2001 (the "Australian Credit Agreement") increasing the capacity to AUD$35.0 million (approximately $17.2 million) and now expires December 2005. Interest on borrowings is payable quarterly at rates based on Reuter rate quotes plus an applicable margin defined in the Australian Credit Agreement. On May 8, 2000, RGA Holdings

Limited, a wholly-owned subsidiary of the Company, entered into a revolving credit facility (the "U.K. Credit Agreement"), whereby it may borrow up to (pound)15.0 million (approximately $22.1 million) for expansion of the Company's business primarily in the United Kingdom. Interest on borrowings is payable quarterly at LIBOR rates plus a base rate margin defined in the U.K. Credit Agreement. As of September 30, 2001, the Company had (pound)10.0 million (approximately $14.7 million) outstanding under the U.K. Credit Agreement. The termination date of the U.K. Credit Agreement is May 8, 2004. On March 1, 2001, the Company entered into a $75.0 million intercompany loan from MetLife Credit Corp. replacing a $75.0 million loan from General American Life Insurance Company, both wholly-owned subsidiaries of MetLife, Inc., that was first made in 1999. Interest is payable at 75.5 basis points over the 30-day AA financial discount rate on commercial paper. The Company's borrowing arrangements contain covenants that are considered usual and customary for facilities of these sizes, types and purposes.

The ability of the Company and its subsidiaries to make principal and interest payments, and of the Company to continue to pay dividends to stockholders, is ultimately dependent on the earnings and statutory surplus of the Company's subsidiaries and their ability to pay dividends, the investment earnings on the undeployed funds at the Company, and the Company's ability to raise additional capital. At September 30, 2001, RGA Reinsurance and RGA Canada had statutory capital and surplus of $450.6 million and $179.8 million, respectively. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

The Company has several treaties that provide clients the right to recapture, generally subject to 90 days written notice, if the Company's ratings fall below certain thresholds. The extent of any realized gains or losses associated with such recaptures would depend on market conditions at the time of recapture.

INVESTMENTS

Invested assets, including cash and short-term investments, totaled $4.9 billion at September 30, 2001, compared to $4.6 billion at December 31, 2000. The increase resulted primarily from an increase in deposits on Asset Intensive reinsurance and positive operating cash flows. The Company has historically generated positive cash flows from operations.

At September 30, 2001, the Company's portfolio of fixed maturity securities available for sale had net unrealized losses before income taxes of $33.9 million.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended September 30, 2001 from that disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The statements included in this Form 10-Q regarding the Company's business which are not historical facts, including, without limitation, statements and information relating to future financial performance, growth potential, increases in premiums, the effect of mortality rates and experience, claims levels, its views on the life reinsurance industry, and other statements related to the Company's business are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements" include, without limitation, certain statements in the "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements also may include, but are not limited to, projections of earnings, revenues, income or loss, estimated fair values of fixed rate instruments, estimated cash flows of floating rate instruments, capital expenditures, plans for future operations and financing needs or plans, growth prospects and targets, industry trends, trends in or expectations regarding operations and capital commitments, the sufficiency of claims reserves and assumptions relating to the foregoing. The words "intend", "expect," "project," "estimate," "predict", "anticipate," "should," "believe" and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended September 30, 2001:

       The Company filed a Current Report on Form 8-K on September 24, 2001, dated as of September 24, 2001, to comment under Item 5 on its potential exposure to claims arising from the terrorist attacks of September 11, 2001. The Company additionally reported under Item 5 that the Company's Board of Directors approved a stock repurchase program under which the Company may purchase up to $25 million of its shares of stock. Finally, the Company reported and described under Item 5 several historic agreements between RGA and MetLife, Inc. ("MetLife"), and their respective affiliates, that had not previously been filed.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Reinsurance Group of America, Incorporated



                                By:  /s/ A. Greig Woodring     November 13, 2001
                                     -------------------------------------------
                                               A. Greig Woodring
                                     President & Chief Executive Officer
                                     (Principal Executive Officer)





                                      /s/ Jack B. Lay          November 13, 2001
                                      ------------------------------------------
                                                    Jack B. Lay
                                      Executive Vice President & Chief Financial Officer
                                      (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                              Description
--------                            -----------
3.1      Second Restated Articles of Incorporation of Reinsurance Group of
         America, Incorporated, incorporated by reference to Post-Effective
         Amendment No. 1 to Form S-3 (No. 333-55304) filed on September 6, 2001 at the corresponding exhibit.

3.2 Bylaws of Reinsurance Group of America, Incorporated, as amended, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2000 (No. 1-11848), filed on November 13, 2000.

3.3      Form of Certificate of Designations for Series A Junior Participating
         Preferred Stock, incorporated by reference to Exhibit 3.3 to Amendment
         No. 1 to Form 10-Q for the quarter ended September 30, 1997 (No.
         1-11848) filed May 21, 1997.

4.1 Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No.
         33-58960), filed on April 14, 1993 at the corresponding exhibit.

4.2      Rights Agreement dated as of May 4, 1993, between RGA and ChaseMellon
         Shareholder Services, L.L.C., as Rights Agent, incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended
         September 30, 1997 (No. 1-11848) filed on May 21, 1997 at the corresponding exhibit.

4.3 Second Amendment to Rights Agreement, dated as of April 22, 1998, between RGA and ChaseMellon Shareholder Services, L.L.C. (as successor to Boatmen's Trust Company), as Rights Agent, incorporated by reference to Registration Statement on Form S-3 (No. 333-5177) filed on September
         4, 1998 at the corresponding exhibit.

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