Form 10-K405
period 2001-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2002-03-20
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

          [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

         ____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-11848

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
 Common Stock, par value $0.01                          New York Stock Exchange
 Preferred Stock Purchase Rights                        New York Stock Exchange
Trust Preferred Equity Redeemable                       New York Stock Exchange
  Securities (Piers(SM)) Units

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

                                Yes [X]  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 1, 2002, as reported on the New York Stock Exchange was approximately $594,236,774.

As of March 1, 2002, Registrant had outstanding 49,307,043 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2002 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2001, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                      INDEX


ITEM                                                                                PAGE
NUMBER                                                                           OF THIS FORM
------                                                                           ------------

                                     PART I

1.  BUSINESS..........................................................................  4
2.  PROPERTIES........................................................................  19
3.  LEGAL PROCEEDINGS.................................................................  20
4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................  20


                                     PART II


5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS..............................................................  20
6.  SELECTED FINANCIAL DATA...........................................................  21
7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS..............................................  23
7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................  46
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................  46
9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
     ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................................  80


                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................  80
11. EXECUTIVE COMPENSATION............................................................  81
12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................  81
13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................  81


                                     PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................  81


Item 1.           BUSINESS

A.       OVERVIEW

         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2001, Equity Intermediary Company, a Missouri holding company, directly owned approximately 48.7% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American Life Insurance Company ("General American"), a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly owned subsidiary of Metropolitan Life Insurance Company ("MetLife"), a New York life insurance company, on January 6, 2000. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 58.4% of the outstanding shares of common stock of RGA as of December 31, 2001.

         On January 30, 2002, MetLife announced its intention to purchase up to an aggregate of $125 million of additional common shares of RGA. The purchases are intended to offset potential future dilution of MetLife's holding of RGA stock arising from the issuance of convertible securities by RGA in December 2001.

         The Company is primarily engaged in traditional life reinsurance in the U.S., Canada, and various international markets. In addition, the Company provides reinsurance of asset-intensive products and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. Approximately 84% of the Company's 2001 net premiums were from its more established operations in the U.S. and Canada. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in the Asia Pacific, Latin America, Europe and South Africa regions. The Company is considered one of the leading life reinsurers in the North American market based on premiums and inforce business. As of December 31, 2001, the Company had approximately $6.9 billion in consolidated assets.

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

         Life reinsurance primarily refers to reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. Asset-intensive reinsurance primarily refers to reinsurance of corporate-owned life insurance and annuities. Ceding companies typically contract with more than one company to reinsure their business. Reinsurance may be written on an indemnity or an assumption basis. Indemnity reinsurance does not discharge a ceding company from liability to the policyholder. A ceding company is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurers. In the case of assumption reinsurance, the ceding company is discharged from liability to the policyholder, with such liability passed to the reinsurer. Reinsurers also may purchase reinsurance, known as retrocession reinsurance, to cover their own risk exposure. Reinsurance companies enter into retrocession agreements for reasons similar to those that cause primary insurers to purchase reinsurance.

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

         Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2001, these treaties had approximately $246.7 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $396.8 million were held in trust in Canada at December 31, 2001 to satisfy collateral requirements for reinsurance business. Additionally, securities with an amortized cost of $820.9 million, as of December 31, 2001, were held in trust to satisfy collateral requirements of certain other reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary.

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

B.       CORPORATE STRUCTURE

         RGA is a holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as investments in several other subsidiaries and a joint venture. The primary sources of funds for RGA to make dividend distributions and to fund debt service are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary sources of funds are dividend distributions paid by RGA Reinsurance Company ("RGA Reinsurance"), whose principal source of funds is derived from current operations. Dividends paid by the Company's reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

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

         The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa. The Asia Pacific, Latin America, and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

         Prior to September 1999, the U.S. operations reinsured approximately 25% of General American's funding agreement business, an asset-intensive product. Effective September 29, 1999, General American completed the recapture of the entire block of funding agreement business it had reinsured with the Company. The transaction resulted in the Company's transfer to General American of all remaining liabilities related to the recaptured block and the underlying assets supporting it. The Company transferred primarily investments in fixed maturity securities and cash with a total market value of $1.8 billion in satisfaction of all funding agreement liabilities. The associated liquidation of investment securities and the transfer of assets to General American caused the Company to incur an after tax net capital loss in 1999 of approximately $33.2 million, $26.0 million of which was associated with the recapture transaction alone.

         The U.S. operations represented 73.6% of the Company's business as measured by 2001 net premiums. The U.S. operations market life reinsurance, reinsurance of asset-intensive products, and financial reinsurance through RGA Reinsurance, primarily to the largest U.S. life insurance companies. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. RGA Reinsurance, a Missouri domiciled stock life insurance company, is wholly owned by RCM, a wholly owned subsidiary of RGA. As of December 31, 2001, RGA Reinsurance and RCM had regulatory capital and surplus of $540.5 million and $544.5 million, respectively.

         The Company's Canada operations, which represented 10.4% of the Company's business as measured by 2001 net premiums, are conducted primarily through RGA Canada. The Canada operations assist clients with capital management activity and mortality risk management and provide traditional individual life reinsurance, including preferred underwriting products, as well as creditor and critical illness products. As of December 31, 2001, RGA Canada had regulatory capital and surplus of $179.3 million.

         The Company's Latin America operations represented 3.1% of the Company's business as measured by 2001 net premiums. The Company conducts reinsurance business in the Latin America region through RGA Reinsurance. Representative offices were opened in Mexico City and Buenos Aires in 1998 and 1999, respectively, to more directly assist clients in these markets. Historically, the Latin America reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Since 1999, the Company has reduced its participation in these types of treaties and effective July 1, 2001, ceased all treaty renewals. The Company continues to market additional types of reinsurance in the region such as traditional individual life, credit, and group life insurance as well as reinsurance transactions in Mexico. Through its wholly-owned subsidiary, General American Argentina S.A. ("GA Argentina"), the Company also markets and sells direct policies including individual, group, credit, universal life and disability insurance. Premiums for GA Argentina totaled $7.8 million in 2001, less than 1% of the Company's total net premiums. The Company had operations in Chile until 2000 when those operations were sold.

         The Company's Asia Pacific operations represented 7.2% of the Company's business as measured by total net premiums in 2001. The Company conducts reinsurance business in the Asia Pacific region through a branch operation in Hong Kong and representative offices in Japan and Taiwan. In January 1996, RGA formed Australian Holdings, a wholly owned holding company, and RGA Reinsurance Company of Australia Limited ("RGA Australia"), a wholly owned reinsurance company of Australian Holdings licensed to assume life reinsurance in Australia. Business is also conducted through Malaysian Life Reinsurance Group Berhad ("MLRe"), a joint venture in Malaysia in which the Company holds a 30% interest. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage.

         The Company's Europe & South Africa operations represented 5.7% of the Company's total net premiums for 2001. This segment provides life reinsurance to clients throughout Europe and South Africa through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements. In April 2000, the Company's United Kingdom subsidiary, RGA Reinsurance (UK) Limited ("RGA UK"), obtained approval as a licensed United Kingdom life reinsurer. The Company also opened a representative office in Spain during the second quarter of 2000. In addition, the Company conducts reinsurance through its wholly owned subsidiary, RGA Reinsurance Company of South Africa, Limited ("RGA South Africa"), with offices in Cape Town and Johannesburg, South Africa.

         RGA Barbados and RGA Americas were formed and capitalized in 1995 and 1999, respectively, providing reinsurance for a portion of certain business assumed by RGA Reinsurance and other RGA insurance subsidiaries, as well as assuming life reinsurance directly from clients.

Intercorporate Relationships

         The Company has reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2001, the Company had assets and liabilities related to these agreements totaling $112.5 million and $109.0 million, respectively. Under these agreements, the Company reflected net premiums of approximately $149.3 million, $144.0 million, and $130.3 million in 2001, 2000, and 1999, respectively. The net premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries, including General American. The pre-tax gain (loss) on this business was approximately $26.1 million, $17.8 million, and $(31.0) million in 2001, 2000, and 1999, respectively.

Ratings

         The ability of RGA Reinsurance to write reinsurance partially depends on its financial condition and its ratings. RGA Reinsurance and RGA Canada have been assigned ratings of "A+" (Superior) by A.M. Best Company. The ratings reflect the Company's strong franchise in the North American life reinsurance market, high level of expertise in assessing mortality risk which has led to sustained earnings growth in its core businesses, high quality balance sheet, and strong risk-adjusted capitalization, as well as the implicit and explicit benefits the Company derives from its affiliation with MetLife. RGA Reinsurance also maintains ratings from Standard & Poor's ("S & P") and Moody's Investor Services ("Moody's"). S & P has assigned RGA Reinsurance a financial strength rating of "AA". A rating of "AA" by S & P means that, in S & P's opinion, the insurer has very strong financial security characteristics, differing only slightly from those rated higher. Moody's has assigned RGA Reinsurance a rating of "A1". A Moody's "A1" rating means that Moody's believes that the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Additionally, RGA has senior long-term debt ratings of "A" from S&P, "A3" from Moody's and "a" from A.M. Best.

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

         RGA Reinsurance, RCM, and RGA Canada are required to file annual, semi-annual, or quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, RGA Reinsurance, RCM, and RGA Canada are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized, or accredited. The most recent examination of RGA Reinsurance by the Missouri Department of Insurance was completed for the year ended December 31, 1999. The report on this examination contained no material adverse findings. RCM was licensed in April 2000 and has not subsequently been examined by the Missouri Department of Insurance. RGA Canada, which was formed in 1992, was last reviewed by the Canadian Superintendent of Financial Institutions for the year ended December 31, 1999. The report on this examination contained no material adverse findings. The Company's other operating reinsurance subsidiaries are also subject to periodic reporting requirements and regulatory examinations.

         Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the National Association of Insurance Commissioners ("NAIC") Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for reinsurance ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer's state of domicile, or security must be posted for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been passed in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things.

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

         RGA Reinsurance prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Beginning in 2001, the State of Missouri required that insurance companies domiciled in the State of Missouri prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual - Version effective March 2001, subject to any deviations prescribed or permitted by the State of Missouri insurance commissioner.

         Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual - Version effective March 2001 are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. RGA Reinsurance recorded an immaterial positive adjustment to statutory surplus in 2001 as a result of implementing the new standards.

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

         Under Missouri insurance laws and regulations, unless (i) certain filings are made with the Missouri Department of Insurance, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Missouri Director of Insurance, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such a holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

Restrictions on Dividends and Distributions

         Current Missouri law (applicable to RGA, RCM, and RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. RCM's allowable dividend without prior approval for 2002 is approximately $54.5 million pursuant to this calculation. RGA Reinsurance's allowable dividend without prior approval for 2002 is approximately $54.1 million pursuant to this calculation. Dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). As of December 31, 2001, RCM and RGA Reinsurance had unassigned surplus of approximately $19.3 million and $51.7 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, who in turn has the ability to pay dividends to RGA. Historically, RGA has not relied on dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company's financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.

         In contrast to current Missouri law, the NAIC Model Insurance Holding Company Act (the "Model Act") defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or in what form Missouri will enact a new measure for extraordinary dividends. Neither RGA Reinsurance or RCM would have been able to pay anything other than an extraordinary dividend in 2002 under this formula due to their loss from operations during 2001.

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

         RGA Canada may not pay a dividend if there are reasonable grounds for believing that RGA Canada is, or the payment of the dividend would cause RGA Canada to be, in contravention of any regulation made by the Governor in Council and the guidelines adopted by the Superintendent of Financial Institutions respecting the maintenance by life companies of adequate and appropriate forms of liquidity. The Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. Moreover, RGA Canada must give notice to the Superintendent of Financial Institutions of the declaration of any dividend at least ten days prior to the day fixed for its payment. The maximum amount available for payment of dividends by RGA Canada under the Canadian MCCSR guidelines was $50.6 million at December 31, 2001. Dividend payments from other subsidiaries are subject to the regulations in the country of domicile.

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

         In addition to RCM, RGA Reinsurance and RGA Canada, the Company has an interest in licensed insurance subsidiaries in Australia, Argentina, Barbados, Malaysia, South Africa, and the United Kingdom. In the event of default or liquidation, the rules and regulations of the appropriate governing body in the country of incorporation would be followed.

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

Risk Management

         In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $4.0 million of coverage per individual life. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

         Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance or RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. As of December 31, 2001, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated "A-" or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

         The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

         The Company has catastrophe insurance coverage issued by 2 insurers rated "A" or higher by A.M. Best as of December 31, 2001, that provides benefits of up to $100 million per occurrence for claims involving three or more deaths in a single accident. The Company pays a deductible of $1.5 million per occurrence and 20% of the first $30 million of claims reported per occurrence. As a result of the September 11, 2001 terrorist attacks on the United States, the Company had received in excess of 300 claims totaling approximately $33 million as of December 31, 2001. The Company expects to recover amounts in excess of its deductible and retention under its catastrophe insurance coverages. As of December 31, 2001, the amount recoverable is expected to be approximately $22 million. However, the Company believes it will take several more months before all claims are reported. This coverage is terminable annually in August with 90 days prior notice. The Company believes such catastrophe insurance coverage adequately protects it from risks associated with multiple deaths in a single accident of reinsured lives. Due to the events of September 11, many catastrophe insurance carriers have indicated that they will not renew coverage or will significantly change the level and type of coverage they will provide. It is also expected that the cost for catastrophe coverage will significantly increase. The Company can give no assurances that it will be able to obtain cost effective catastrophe coverage when its current policy expires in August 2002.

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

         For other international business, the Company retains up to $4.0 million for U.S., Canadian, Australian, and New Zealand currency-denominated business. For other currencies and for countries with higher risk factors, the Company systematically reduces its retention. The Argentine subsidiary cedes business in excess of 40,000 Argentine pesos. RGA Australia has a retrocession arrangement with RGA Reinsurance in which the majority of life risks above $100,000 Australian dollars are retroceded to RGA Reinsurance. RGA UK has a retrocession arrangement such that life risks above (pound)100,000 are retroceded to RGA Americas. RGA South Africa has retrocession arrangements such that life risks above R200,000 are retroceded to RGA Americas or RGA Barbados. On an aggregate basis among all of its subsidiaries, the Company does not retain more than $4.0 million on any one life.

Underwriting

         Facultative. Senior management has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of business written as well as its pricing. The Company's underwriting process emphasizes close collaboration among its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology; however, no assurance can be given that all relevant information has been analyzed or that additional risks will not materialize. These policies, procedures, and standards are documented in an on-line underwriting manual. The Company regularly performs internal reviews of its underwriters and underwriting process.

         The Company's management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the client company's applications and medical requirements, and assessing financial information and any medical impairments. Most facultative applications involve a prospective insured with multiple impairments, such as heart disease, high blood pressure, and diabetes, requiring a difficult underwriting assessment. To assist its underwriters in making this assessment, the Company employs three full-time medical directors, as well as a medical consultant.

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

Competition

         Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental Life Insurance Company, Swiss Re Life of America, ING Re, Munich American Reinsurance Company, and Employers Reinsurance Company. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the Canadian life reinsurance market are Employers Reassurance Corporation, Munich Reinsurance Company, and Swiss Re Life and Health Canada.

         The Company's international operations compete with subsidiaries of several U.S. life insurers and reinsurers and other internationally based insurers and reinsurers, some of which are larger, more established in their markets, and have access to greater resources than the Company. Competition is primarily on the basis of price, service, and financial strength.

Employees

         As of December 31, 2001, the Company had 678 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, Australia, Japan, Taiwan, South Africa, Spain, and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.

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

         The following table sets forth the Company's gross and net premiums attributable to each of its segments for the periods indicated:

                        GROSS AND NET PREMIUMS BY SEGMENT
                                  (in millions)

                                                                   Year Ended December 31,
                                           ----------------------------------------------------------------------
                                                  2001                      2000                      1999
                                           -----------------         ------------------         -----------------
                                             Amount      %             Amount       %            Amount       %
                                           ---------   -----         ---------    -----         ---------   -----
GROSS PREMIUMS:
U.S.                                        $1,366.7    73.9          $1,210.9     74.4          $1,158.2    73.1
Canada                                         200.2    10.8             218.0     13.4             219.1    13.8
Latin America                                   51.9     2.8              66.1      4.1             105.5     6.7
Asia Pacific                                   135.6     7.3             100.7      6.2              76.6     4.8
Europe & South Africa                           96.2     5.2              30.5      1.9              25.4     1.6
                                            --------   -----          --------    -----          --------   -----
                 Total                      $1,850.6   100.0          $1,626.2    100.0          $1,584.8   100.0
                                            ========   =====          ========    =====          ========   =====

NET PREMIUMS:
U.S.                                        $1,222.9    73.6          $1,038.9     74.0          $  950.4    72.2
Canada                                         173.3    10.4             176.3     12.6             162.5    12.4
Latin America                                   51.1     3.1              64.9      4.6             104.2     7.9
Asia Pacific                                   119.7     7.2              94.3      6.7              73.9     5.6
Europe & South Africa                           94.8     5.7              29.7      2.1              24.6     1.9
                                            --------   -----          --------    -----          --------   -----
         Total                              $1,661.8   100.0          $1,404.1    100.0          $1,315.6   100.0
                                            ========   =====          ========    =====          ========   =====


         The following table sets forth selected information concerning assumed reinsurance business in force for the Company's U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa segments for the indicated periods. (The term "in force" refers to face amounts or net amounts at risk.)


                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                                  (in billions)

                                                     Year Ended December 31,
                                      -------------------------------------------------------------
                                             2001                 2000                   1999
                                      ----------------      ---------------       -----------------
                                      Amount       %        Amount      %         Amount        %
                                      ------      ----      ------     ----       ------       ----
U.S.                                  $468.1      76.0      $412.7     75.6       $345.7       77.4
Canada                                  55.8       9.1        54.3     10.0         45.8       10.2
Latin America                            7.5       1.2        44.6      8.2         31.9        7.1
Asia Pacific                            44.1       7.1        31.9      5.8         22.1        5.0
Europe & South Africa                   40.5       6.6         2.4      0.4          1.4        0.3
                                      ------     -----      ------    -----       ------      -----
    Total                             $616.0     100.0      $545.9    100.0       $446.9      100.0
                                      ======     =====      ======    =====       ======      =====

         Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, the exercise of recapture options, changes in foreign exchange, and any other changes in the amount of insurance in force). As a result of terminations, assumed in force amounts at risk of $98.0 billion, $59.3 billion, and $48.6 billion were released in 2001, 2000, and 1999, respectively.

         The following table sets forth selected information concerning assumed new business volume for the Company's U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa operations for the indicated periods. (The term "volume" refers to face amounts or net amounts at risk.)

                         NEW BUSINESS VOLUME BY SEGMENT
                                  (in billions)


                                                            Year Ended December 31,
                                         ----------------------------------------------------------------
                                                2001                    2000                    1999
                                         -----------------         --------------        ----------------
                                         Amount        %           Amount     %          Amount       %
                                         ------      -----         ------   -----        ------     -----
U.S.                                      $99.5       58.2        $115.7     71.8        $121.3      73.6
Canada                                      8.5        5.0          13.8      8.6           9.4       5.7
Latin America                              10.2        5.9          21.3     13.2          20.6      12.5
Asia Pacific                               19.3       11.3           9.7      6.0          12.5       7.5
Europe & South Africa                      33.6       19.6           0.6      0.4           1.1       0.7
                                         ------      -----        ------    -----        ------     -----
      Total                              $171.1      100.0        $161.1    100.0        $164.9     100.0
                                         ======      =====        ======    =====        ======     =====


         Additional information regarding the operations of the Company's segments and geographic operations is contained in Note 18 to the Consolidated Financial Statements within Item 8 of Part II.

U.S. Operations

         The U.S. operations represented 73.6%, 74.0%, and 72.2% of the Company's net premiums in 2001, 2000, and 1999, respectively. The U.S. operations market life reinsurance, reinsurance of asset-intensive products and financial reinsurance primarily to the largest U.S. life insurance companies.

         Traditional

         The U.S. traditional reinsurance sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance. This business has been accepted under many different rate scales, with rates often tailored to suit the underlying product and the needs of the ceding company. Premiums typically vary for smokers and non-smokers, males and females, and may include a preferred underwriting class discount. Reinsurance premiums are paid in accordance with the treaty, regardless of the premium mode for the underlying primary insurance. This business is made up of facultative and automatic treaty business.

         In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2001, reinsurance of such policies was reflected in interest sensitive contract reserves of approximately $1,312.3 million and policy loans of $774.7 million.

         The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operation's marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and has been an effective means of expanding the U.S. operation's automatic business. In 2001, 2000, and 1999, approximately 21.8%, 29.1%, and 30.2%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment. The amount of facultative business as a percent of premiums has decreased over the past several years due to the increase in premiums from automatic treaties on in force business.

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

         Asset-Intensive Business

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

         Financial Reinsurance

         The Company's financial reinsurance sub-segment assists ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies' financial strength and regulatory surplus position. The Company commits cash or assumes insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.

         The Company primarily targets highly rated insurance companies for financial reinsurance due to the credit risk associated with this business. A careful analysis is performed before providing any surplus enhancement to the ceding company. This analysis assures that the Company understands the risks of the underlying insurance product and that the surplus has a high likelihood of being repaid through the future profits of the business. If the future profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants tracks experience for each treaty on a quarterly basis in comparison to expected models. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business.


         Customer Base

         The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies and currently has treaties with most of the largest 100 companies. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2001, 55 clients had annual gross premiums of $5 million or more and the aggregate gross premiums from these clients represented approximately 93.0% of 2001 U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same holding company structure are combined.

         In 2001, no single non-affiliated U.S. client accounted for more than 10% of the Company's consolidated gross premiums; however, three non-affiliated clients ceded more than 5% of U.S. life gross premiums. These clients ceded $229.5 million, or 16.8%, of U.S. operations gross premiums in 2001.

         MetLife and its affiliates generated approximately $130.3 million or 9.5% of U.S. operation's gross premium for 2001.

         Operations

         During 2001, substantially all gross U.S. life business was obtained directly, rather than through brokers. The Company has an experienced marketing staff that works to maintain existing relationships and to provide responsive service.

         The Company's auditing, valuation and accounting departments are responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.

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

Canada Operations

         The Canada operation represented 10.4%, 12.6%, and 12.4% of the Company's net premiums in 2001, 2000, and 1999, respectively. In 2001, the Canadian life operations assumed $8.5 billion in new business, most of which resulted from recurring new business. Approximately 87% of the 2001 recurring new business was written on an automatic basis.

         The Company operates in Canada primarily through RGA Canada, a wholly-owned company. RGA Canada is a leading life reinsurer in Canada assisting clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and critical illness products. Approximately 88% of RGA Canada's premium income is derived from life reinsurance products.

         Clients include most of the life insurers in Canada. During 2001, two clients accounted for more than 10% of the Canada operation's gross premiums, consisting of C$93.3 and C$39.9 million, or 30.1% and 12.9%, respectively, of the Canada operation's gross premiums in 2001. Four other clients, including General American, a related party, individually accounted for more than 5% of Canada's gross premiums. The Canada operation competes with a small number of individual and group life reinsurers primarily on the basis of price, service, and financial strength.

         RGA Canada has two offices and maintains a staff of sixty-six people at the Montreal office and fifteen people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

Latin America Operations

         The Latin American operations represented 3.1%, 4.6%, and 7.9% of the Company's net premiums in 2001, 2000, and 1999, respectively. The Company conducts reinsurance business in the Latin American region through RGA Reinsurance Company. During 1999, a representative office was opened in Buenos Aires and during 1998 a representative office was opened in Mexico City to more directly assist clients in these markets. Historically, the Latin American reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Since 1999, the Company has reduced its participation in these types of treaties and is more actively marketing traditional individual life, credit, and group life reinsurance as well as reinsurance transactions in Mexico. During 2001, the Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced.

         Direct insurance has been generated primarily from subsidiaries in Argentina and Chile. During April 2000, the Company sold its Chilean interests.

         In 1994, to develop markets in Argentina, RGA formed GA Argentina. GA Argentina writes direct individual and group life insurance and life insurance primarily related to group life and disability insurance for the Argentine privatized pension system as well as traditional group life insurance. Effective July 1998, GA Argentina no longer entered into new contracts related to the privatized pension system, but continues to market individual universal life and group products.

         The Latin American reinsurance operations are primarily supported by the Latin American Division of RGA Reinsurance based in St. Louis with a staff of eight people in St. Louis, four people in a representative office in Mexico and three people in a representative office in Argentina. The division provides bilingual underwriting, actuarial, claims, pricing, marketing, and administrative support. Claims, accounting, and systems support are provided on a corporate basis through the Company's operations in St. Louis. GA Argentina maintains a staff of seventy-seven people in Buenos Aires, Argentina, and employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

Asia Pacific Operations

         The Asia Pacific operations represented 7.2%, 6.7%, and 5.6% of the Company's net premiums in 2001, 2000, and 1999, respectively. The Company has a presence in the Asia Pacific region with a licensed branch office in Hong Kong and representative offices in Tokyo and Taiwan. The Company also established a reinsurance subsidiary in Australia in January 1996. During 2001, two clients of the Company's, one each in Australia and Hong Kong, generated approximately $54.1 million, or 39.9% of the total gross premiums for the Asia Pacific operations.

         Within the Asia Pacific segment, nine people are on staff in the Hong Kong office, ten people are on staff in the Tokyo office, six people are on staff in the Taiwan office, and RGA Australia maintains a staff of twenty-two people in Sydney. The Hong Kong, Tokyo and Taiwan offices primarily provide marketing and underwriting service to the direct life insurance companies with other service support provided directly by the Company's St. Louis operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administration service with additional support provided by the Company's St. Louis operations.

Europe & South Africa Operations

         The Europe & South Africa operations represented 5.7%, 2.1%, and 1.9% of the Company's net premiums in 2001, 2000, and 1999, respectively. This segment provides life reinsurance to clients located in Europe (primarily in the United Kingdom and Spain) and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements and the reinsurance of critical illness coverage. These agreements may be either facultative or automatic agreements. During 2001, two clients of the Company's UK operations generated approximately $56.2 million, or 58.4% of the total gross premiums for the Europe & South Africa operations.

         During 2000, RGA UK obtained approval as a licensed United Kingdom life reinsurer, operating in the United Kingdom. In 1998, the Company established RGA South Africa, with offices in Cape Town and Johannesburg to promote life reinsurance in South Africa.

         In the United Kingdom, an increasing number of insurers are ceding the mortality and accelerated critical illness (pays on earlier of death or diagnosis of a critical illness) covers of individual life products on a quota share basis creating reinsurance opportunities. The reinsurers present in the market include the main global players with which RGA competes in other markets as well.

         In South Africa, the Company's subsidiary has managed to establish a substantial position in the facultative market, through excellent service and competitive pricing as well as gaining an increasing share in the automatic market. The Company is concentrating on the life insurance market, as opposed to competitors that are also in the health market. The Company has a small portion of accelerated critical illness business in South Africa.

         In Spain, the Company has business relationships with more than twenty of the leading companies covering both individual and group life business. Also, in 2001 RGA extended its activities in Italy writing a number of life reinsurance treaties.

         The Company's subsidiaries in the United Kingdom and South Africa employ their own underwriting, actuarial, claims pricing, accounting, marketing, and administration staff with additional support provided by the Company's St. Louis Operations. Divisional management through RGA International Corporation (Nova Scotia ULC) ("RGA International") based in Toronto provides additional services for existing and future markets. The Toronto staff consists of fourteen people, operations in the United Kingdom maintains a staff of twenty people, RGA South Africa maintains a staff of twenty-seven people, and three people are on staff in the Madrid office.

Discontinued Operations

         As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company's discontinued accident and health divisions may be found in Note 22 to the Consolidated Financial Statements within Item 8 of Part II.

D.       FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

         The Company's foreign operations are primarily in Canada, Latin America, the Asia Pacific region, which includes Australia, and Europe. Revenue, income (loss) which includes net realized gains (losses) before income tax, interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 18 to the Consolidated Financial Statements within Item 8 of Part II.

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

         RGA Reinsurance also conducts business from approximately 1,400 square feet in Norwalk, Connecticut, 2,979 square feet of office space located in Hong Kong, approximately 2,900 square feet of office space located in Tokyo, Japan, and 2,800 square feet of office space in Taipei, Taiwan. The rental expenses paid by RGA Reinsurance under these leases during 2001 were approximately $22,000, $136,000, $328,000, and $53,000 for Norwalk, Hong Kong, Tokyo, and
Taipei, respectively. RGA Australia conducts business from approximately 6,000 square feet of office space located in Sydney, Australia and paid approximately $85,000 during 2001 for lease expense. The Norwalk, Hong Kong, Tokyo, and Taipei leases expire in December 2002, October 2002, January 2004, and October 2003, respectively. The Sydney lease expires in October 2003.

         RGA Reinsurance also conducts business from approximately 1,500 square feet of office space in Mexico City, Mexico. The rental expenses paid by RGA Reinsurance under the lease during 2001 were approximately $23,000. The lease expires in December 2002.

         General American Argentina conducts business from approximately 11,000 square feet of office space in Buenos Aires, Argentina, pursuant to several leases. Rental expense paid for the office space was approximately $184,000 during 2001. Three of the Buenos Aires leases expire in 2002, and one expires in 2003.

         RGA Argentina conducts business from approximately 800 square feet of office space in Buenos Aires, Argentina. The rental expenses paid by RGA Argentina under the lease during 2001 were approximately $28,000. The lease expires in December 2002.

         RGA Canada moved to a new location during 2001 and leased approximately 20,000 square feet of office space located in Montreal, Canada. This lease expires in 2016. The lease at the previous location expires in 2010. The Company has subleased the majority of the 13,000 square feet of office space at the previous location and accrued a negligible charge for the remaining space. Rental expenses paid by RGA Canada during 2001 were approximately $243,000. RGA Canada also leases approximately 5,900 square feet of space in Toronto, Canada. This lease expires in 2005. The rental expenses paid by RGA Canada under the Toronto lease during 2001 were approximately $142,000. RGA International conducts operations from approximately 9,800 square feet of office space located in Toronto, Canada. The lease with respect to such space expires in 2007. The rental expenses paid by RGA International under the lease during 2001 were approximately $302,000.

         RGA UK conducts business from approximately 3,000 square feet of office space in London, England. The rental expenses paid by RGA UK Reinsurance under the lease during 2001 were approximately $311,000. The lease expires in 2009.

         RGA South Africa conducts business from approximately 5,300 square feet of office space in Cape Town and 5,600 square feet of office space located in Johannesburg, South Africa. The rental expenses paid by RGA South Africa under the leases during 2001 were approximately $45,000 and $30,000 for Cape Town and Johannesburg, respectively. The leases expire in September 2003 and May 2004 for Cape Town and Johannesburg, respectively.

RGA Spain conducts business from approximately 2,400 square feet of office space in Madrid, Spain. Rental expense paid for the office was approximately $27,000 during 2001. The lease expires in March 2003.

         RGA Reinsurance conducts business from office space provided by Corporate Offices at the Towers, Inc. in North Palm Beach, Florida. Rental expense paid for the office was approximately $10,000 during 2001. The lease expires in December 2002.

         The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for our current and projected future requirements.

Item 3.   LEGAL PROCEEDINGS

         Since April of 2000, RGA Reinsurance has been involved in a dispute with a ceding company involving certain quota share reinsurance agreements covering first dollar medical insurance policies. The dispute was subsequently referred to an arbitration panel pursuant to the terms of these reinsurance agreements. In the fourth quarter of 2001, the arbitration panel issued its final award, which required RGA Reinsurance to make a payment to the ceding company. RGA Reinsurance incurred a charge, after utilization of existing reserves, of approximately $10.0 million on a pre-tax basis in the fourth quarter of 2001.

         The Company is currently a party to arbitrations that involve four separate medical reinsurance arrangements, two arbitrations relative to the Company's portfolio of personal accident business, and one recent lawsuit involving aviation bodily injury carve-out reinsurance coverage. As of January 31, 2002, the ceding companies involved in these disputes have raised claims that are $35.4 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22, "Discontinued Operations," of the Notes to Consolidated Financial Statements. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending arbitration or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of Management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In December 2001, RGA, through its wholly owned trust ("RGA Capital Trust I") issued $225.0 million in Preferred Income Equity Redeemable Securities ("PIERS") Units. See Note 17, "Issuance of Trust PIERS Units" of the Notes to Consolidated Financial Statements. Each PIERS unit consists of a preferred security issued by the Trust and a warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50. The fair market value of the warrants on the issuance date was $66.9 million. The warrants are detachable from the preferred security. Although a market may develop for the detachable warrant in the future, only a market for the PIERS unit has developed as of December 31, 2001. The PIERS units, which were sold at $50 per unit, had a market value of $50.50 per unit as of December 31, 2001. The net proceeds from the issuance of the PIERS units will be used for general corporate purposes including, but not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 16, "Long-Term Debt," and 17, "Issuance of Trust Piers Units," of the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of director approved plan.

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

Item 6.   SELECTED FINANCIAL DATA

         The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2001, have been prepared in accordance with accounting principals generally accepted in the United States of America for stock life insurance companies. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(in millions, except per share and operating data)


YEARS ENDING DECEMBER 31,                                     2001           2000           1999             1998          1997
-------------------------                                --------------  ------------  --------------   -------------  ------------

INCOME STATEMENT DATA
Revenues:
 Net premiums                                                 $1,661.8       $1,404.1        $1,315.6       $1,016.4      $  744.8
 Investment income, net of related expenses                      340.6          326.5           340.3          301.8         187.1
 Realized investment (losses) gains, net                         (68.4)         (28.7)          (75.3)           3.1           0.3
 Other revenues                                                   34.3           23.8            26.5           23.2          46.0
                                                         -------------- -------------- ---------------  ------------- -------------
  Total revenues                                               1,968.3        1,725.7         1,607.1        1,344.5         978.2

Benefits and expenses:
 Claims and other policy benefits                              1,376.8        1,103.6         1,067.1          797.9         569.1
 Interest credited                                               111.7          104.8           153.1          153.2          92.3
 Policy acquisition costs and other insurance expenses           304.2          243.5           218.3          188.5         148.1
 Other operating expenses                                         91.3           81.2            65.5           57.3          47.9
 Interest expense                                                 18.1           17.6            11.0            8.8           7.8
                                                         -------------- -------------- ---------------  ------------- -------------
  Total benefits and expenses                                  1,902.1        1,550.7         1,515.0        1,205.7         865.2
                                                         -------------- -------------- ---------------  ------------- -------------
 Income from continuing operations before income taxes            66.2          175.0            92.1          138.8         113.0
  Provision for income taxes                                      26.3           69.2            39.1           49.1          40.4
                                                        -------------- -------------- ---------------  ------------- --------------

 Income from continuing operations                                39.9          105.8            53.0           89.7          72.6
 Discontinued operations:
  Loss from discontinued accident and health operations,
    net of income taxes                                           (6.9)         (28.1)          (12.1)         (27.6)        (18.0)
                                                         -------------- -------------- ---------------  ------------- -------------
 Net income                                                      $33.0          $77.7           $40.9          $62.1         $54.6
                                                         ============== ============== ===============  ============= =============

BASIC EARNINGS PER SHARE

Continuing operations                                           $0.81           $2.14           $1.16          $2.11         $1.91
Discontinued operations                                        $(0.14)         $(0.57)         $(0.27)        $(0.61)       $(0.47)
                                                         -------------- -------------- ---------------  ------------- -------------
Net income                                                      $0.67           $1.57           $0.89          $1.50         $1.44

DILUTED EARNINGS PER SHARE
Continuing operations                                           $0.80           $2.12           $1.15          $2.08         $1.89
Discontinued operations                                        $(0.14)         $(0.56)         $(0.27)        $(0.60)       $(0.47)
                                                         -------------- -------------- ---------------  ------------- -------------
Net income                                                      $0.66           $1.56           $0.88          $1.48         $1.42
Weighted average diluted shares, in thousands                  49,905          49,920          46,246         42,559        38,406
Dividends per share on common stock                             $0.24           $0.24           $0.22          $0.17         $0.15


BALANCE SHEET DATA
Total investments                                            $5,088.4        $4,560.2        $3,811.9       $5,129.6      $3,634.0
Total assets                                                  6,894.3         6,061.9         5,123.7        6,318.6       4,673.6
Policy liabilities                                            5,077.1         4,617.7         3,998.1        5,053.1       3,558.7
Total long-term debt                                            323.4           272.3           184.0          108.0         106.8
Stockholders' equity                                          1,005.6           862.9           732.9          748.5         499.3
Stockholders' equity per share                                 $20.30          $17.51          $14.68         $16.52        $13.21

OPERATING DATA (IN BILLIONS)
Assumed ordinary life reinsurance business in force            $616.0          $545.9          $446.9         $330.6        $227.3
Assumed new business production                                 171.1           161.1           164.9          125.0          75.9


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         This Annual Report on Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, among others, statements relating to projections of the earnings, revenues, income or loss, future financial performance, and growth potential of Reinsurance Group of America, incorporated (which we refer to in the following paragraphs as "we," "us," or "our"). The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

         Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) material changes in mortality and claims experience, (2) market or economic that adversely affect our ability to make timely sales of investment securities, (3) competitive factors and competitors' responses to our initiatives, (4) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (5) changes in our financial strength and credit ratings or those of Metropolitan Life Insurance Company ("MetLife") or General American Life Insurance Company ("General American"), and their respective affiliates, and the effect of such changes on our future results of operations and financial condition, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) changes in investment portfolio yields due to interest rate or credit quality changes, (8) the stability of governments and economies in the markets in which we operate, (9) adverse litigation or arbitration results, (10) the success of our clients, (11) successful execution of our entry into new markets, (12) successful development and introduction of new products, (13) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or General American, (14) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (15) other risks and uncertainties described in this Annual Report and in our other filings with the Securities and Exchange Commission ("SEC").

         You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

         Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and the cautionary statements described in the periodic reports we file with the SEC. For a discussion of these risks and uncertainties, which could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to consult the sections named "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" contained in our prospectus dated December 3, 2001, filed with our prospectus supplements, each dated December 12, 2001, and filed with the SEC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2001, Equity Intermediary Company, a Missouri holding company, directly owned approximately 48.7% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American, a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly owned subsidiary of MetLife, a New York life insurance company, on January 6, 2000. On April 7, 2000, MetLife completed a demutualization and became a subsidiary of MetLife, Inc., a publicly traded company. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 58.4% of the outstanding shares of common stock of RGA at December 31, 2001.

         The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as several other subsidiaries and a joint venture, subject to an ownership position of greater than fifty percent (collectively, the "Company"). During 2000, the Company sold its interest in RGA Sudamerica, S.A., and its subsidiaries, and Benefit Resource Life Insurance Company (Bermuda) Ltd.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of this Form 10-K. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs, the establishment of liabilities for future policy benefits, including incurred but not reported claims, and the valuation of investment impairments. The balances of these accounts are significant to the Company's financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

         Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject to or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting with the net amount payable / receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheet. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.

         Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to determine that the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations.

         The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established by a charge to income, as well as a reduction in unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits.

         The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investments manager, the Company evaluates factors such as the financial condition of the issuer, payment performance, market value, compliance with covenants, general market conditions, various other subjective factors, and the intent and ability to hold securities.

         Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of deferred acquisition costs or in establishing reserves for future policy benefits and claim liabilities can have a material impact on the Company's results of operations and financial condition.

RESULTS OF OPERATIONS

         The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned on financial reinsurance.

         The Company's primary business is life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individual insureds, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of underlying insureds, and the exercise of recapture options by the ceding companies.

         Assumed insurance in force for the Company increased $70.1 billion to $616.0 billion at December 31, 2001. Assumed new business production for 2001 totaled $171.1 billion compared to $161.1 billion in 2000 and $164.9 billion in 1999.

         As is customary in the reinsurance business, life insurance clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in the preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected currently.

         The Company's profitability primarily depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to fluctuation from quarter to quarter and year to year. The Company has catastrophe insurance coverage issued by 2 insurers rated "A" or higher by A.M. Best as of December 31, 2001, that provides benefits of up to $100 million per occurrence for claims involving three or more deaths in a single accident. The Company pays a deductible of $1.5 million per occurrence and 20% of the first $30 million of claims reported per occurrence. As a result of the September 11, 2001 terrorist attacks on the United States, the Company had received in excess of 300 claims totaling approximately $33 million as of December 31, 2001. The Company expects to recover amounts in excess of its deductible and retention under its catastrophe insurance coverages. As of December 31, 2001, the amount recoverable is expected to be approximately $22 million. However, the Company believes it will take several more months before all claims are reported. This coverage is terminable annually in August with 90 days prior notice. The Company believes such catastrophe insurance coverage adequately protects it from risks associated with multiple deaths in a single accident of reinsured lives. Due to the events of September 11, many catastrophe insurance carriers have indicated that they will not renew coverage or will significantly change the level and type of coverage they will provide. It is also expected that the cost for catastrophe coverage will significantly increase. The Company can give no assurances that it will be able to obtain cost effective catastrophe coverage when its current policy expires in August 2002. Through December 31, 2000, the Company retained a maximum of $2.5 million of coverage per individual life. Effective January 1, 2001, the Company increased its retention to $4.0 million of coverage per individual life.

         The Company has foreign currency risk on business conducted in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. Additionally, the Company is exposed to the economic and political risk associated with its net investment in foreign locations. The Company's operations in Canada transact business in Canadian dollars. The exchange rate from Canadian to U.S. currency was 0.6277, 0.6676, and 0.6876 at December 31, 2001, 2000, and 1999, respectively. The Company's Latin America operations primarily conduct business in Argentine and Mexican pesos.

         Since 1991, the Argentine peso has been pegged to the U.S. dollar at a rate of one Argentine peso to one U.S. dollar. In early December 2001, restrictions were put in place that prohibited cash withdrawals above a certain amount and foreign money transfers with certain limited exceptions. While the legal exchange rate remained at one Argentine peso to one U.S. dollar, financial institutions were allowed to conduct only limited activity due to these restrictions, and currency exchange was effectively halted.

         In January 2002, the Argentine government announced its intent to create a dual currency system with an official exchange rate of 1.4 Argentine pesos to one U.S. dollar for import and export transactions and a free floating rate for other transactions. On January 11, 2002, the Argentine peso began free floating against the U.S. dollar and closed at rates ranging from 1.6 to 1.7 Argentine pesos to one U.S. dollar. Since that time, the Argentine economy has remained volatile and the government has periodically suspended the free-floating exchange rates.

         In an effort to reduce its exposure to this volatile situation, during 2001, the Company liquidated substantially all its Argentine based investment securities, resulting in pre-tax losses of $27.0 million, and reinvested the proceeds into investment securities denominated in U.S. dollars. The Company's obligations under its insurance and reinsurance contracts continue to be denominated in Argentine pesos, which is the functional currency for this business. Those net contract liabilities totaled approximately 97.6 million Argentine pesos as of December 31, 2001. As a result, the devaluation of the Argentine peso has generated a net unrealized foreign currency gain of $38.5 million, which has been reflected in accumulated other comprehensive income on the consolidated balance sheets as of December 31, 2001. The ongoing volatility of the exchange rate suggests that the Company's results for its Argentine business may be volatile going forward, particularly since the Company cannot reasonably predict the timing of its claim settlements and what the exchange rate will be at settlement. The Company does not expect the ongoing economic turmoil in Argentina, including the devaluation of the Argentine peso, to have additional negative impact on its Argentine policy liabilities. However, the Company cannot predict the impact on its ability to write new business in that market.

         The business generated from the Asia Pacific region is primarily denominated in U.S. dollars, Australian dollars, and Japanese yen. Additionally, the Company reinsures business in other international currencies including the Great British pound sterling and South African rand.

         Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims out of existing reserves over a number of years as the level of business diminishes. During 2001, the accident and health division reported a net loss of $6.9 million due to reserve increases related to the settlement of an arbitration for an amount in excess of the Company's reserves.

         The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa operations. The Asia Pacific, Latin America, and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as creditor and critical illness products. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, which the Company ceased writing during 2001, and direct life insurance through a joint venture and subsidiaries in Chile and Argentina. The Company sold its Chilean interests during 2000. Asia Pacific operations provide primarily traditional life reinsurance and, to a lesser extent, financial reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance Company ("RGA Reinsurance"). Europe & South Africa operations include traditional business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

         Prior to September 29, 1999, the U.S. Operations reinsured funding agreements, an asset-intensive product from General American. Effective September 29, 1999, General American completed the recapture of the entire block of General American's funding agreement business reinsured by the Company. Prior to the recapture, the Company reinsured approximately 25% of General American's funding agreement business. Pursuant to the recapture transaction, the Company transferred all remaining liabilities related to the funding agreement business and an equivalent amount of assets to General American. In the third quarter of 1999, the Company transferred to General American approximately $1.8 billion in market value of assets. Those assets, consisting primarily of investments in fixed maturity securities and cash, were transferred in satisfaction of $1.8 billion in funding agreement liabilities. The Company incurred an after tax net capital loss of approximately $33.2 million associated with the liquidation of investment securities and the transfer of assets to General American during the third quarter of 1999.

         Consolidated income from continuing operations decreased 62.3% in 2001 to $39.9 million and increased 99.4% in 2000 to $105.8 million. Diluted earnings per share from continuing operations were $0.80 for 2001 compared to $2.12 for 2000 and $1.15 for 1999. Earnings during these years were attributed primarily to the traditional reinsurance in the U.S. and Canada. Earnings during 2001 were adversely affected by the terrorist attacks of September 11, investment losses on sales and impairments of investment securities, the accrual of additional reserves to support the Company's Argentinean business, and higher than expected mortality results in the U.S. operations. Earnings in 1999 were affected by the investment losses incurred in connection with the recapture of the funding agreement business.

         Consolidated investment income increased 4.3% during 2001 and decreased 4.0% during 2000. The increase in 2001 was affected by an increase in the invested asset base due to deposits on a new annuity coinsurance agreement in 2001 and positive cash flows from operations, offset, in part, by a drop in the invested asset yield due to a decline in prevailing interest rates and the write-off of accrued investment income associated with the write-down of impaired securities. The decrease during 2000 was affected by the reduction in invested assets related to the recapture of the funding agreement business by General American on September 29, 1999. The cost basis of invested assets increased by $0.6 billion, or 13.0% in 2001 and increased $0.6 billion, or 14.9% in 2000. The increase in the cost basis of invested assets during 2001 was primarily a result of proceeds from the Company's capital raising efforts in December 2001, in addition to the factors previously discussed. The increase in invested assets during 2000 was primarily a result of positive operating cash flows and new reinsurance transactions involving asset-intensive products. The average yield earned on investments was 6.79% in 2001, compared with 7.30% in 2000, and 7.10% in 1999. The average yield will vary from year to year depending on a number of variables, including prevailing interest rate fluctuations, changes in the mix of asset-intensive products, and yields related to funds withheld at interest. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

         The consolidated provision for income taxes for continuing operations represented approximately 39.7%, 39.6%, and 42.4% of pre-tax income for 2001, 2000, and 1999, respectively. The effective tax rate for 2001 and 2000 was affected by realized capital losses domestically and operating losses from foreign subsidiaries for which deferred tax assets cannot be fully established. The Company calculated a tax benefit of $3.7 million, $15.1 million, and $6.9 million related to the discontinued operations in 2001, 2000, and 1999, respectively. The effective tax rate on the discontinued operations was 35.0% in 2001 and 2000, and 36.0% in 1999.

         Further discussion and analysis of the results for 2001 compared to 2000 and 1999 are presented by segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

U.S. OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001
(in thousands)

                                                                 -----------------------------------------------------------------
                                                                                      ASSET-         FINANCIAL          TOTAL
                                                                    TRADITIONAL      INTENSIVE      REINSURANCE          U.S.
                                                                 -----------------   ------------   -------------   --------------
REVENUES:
  Net premiums                                                    $     1,219,674    $     3,248    $          --   $    1,222,922
  Investment income, net of related expenses                              150,262         93,252              474          243,988
  Realized investment gains (losses), ne t                                (29,933)         1,193               --          (28,740)
  Other revenues                                                            2,232          2,379           25,958           30,569
                                                                  ---------------    ------------   -------------   --------------
     Total revenues                                                     1,342,235        100,072           26,432        1,468,739
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                        976,740          4,658               --          981,398
  Interest credited                                                        51,596         58,087               --          109,683
  Policy acquisition costs and other insurance expenses                   181,307         21,632            9,925          212,864
  Other operating expenses                                                 30,363            740            7,980           39,083
                                                                  ---------------   ------------    -------------   --------------
       Total benefits and expenses                                      1,240,006         85,117           17,905        1,343,028

       Income before income taxes                                 $       102,229    $    14,955    $       8,527   $      125,711
                                                                  ----------------   -----------    -------------   --------------


FOR THE YEAR ENDED DECEMBER 31, 2000
(in thousands)

                                                                 -----------------------------------------------------------------
                                                                                      ASSET-         FINANCIAL          TOTAL
                                                                    TRADITIONAL      INTENSIVE      REINSURANCE          U.S.
                                                                 -----------------   ------------   -------------   --------------
REVENUES:
  Net premiums                                                     $    1,036,656    $     2,216    $          --   $   1,038,872
  Investment income, net of related expenses                              139,688         89,001              (37)        228,652
  Realized investment losses, net                                         (12,206)        (1,066)              --         (13,272)
  Other revenues                                                              321            686           16,370          17,377
                                                                   --------------    -----------    -------------   -------------
     Total revenues                                                     1,164,459         90,837           16,333       1,271,629
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                        793,494            (95)              --         793,399
  Interest credited                                                        47,445         55,006               --         102,451
  Policy acquisition costs and other insurance expenses                   150,347         23,446            5,457         179,250
  Other operating expenses                                                 25,244            802            3,274          29,320
                                                                   --------------    -----------    -------------   --------------
       Total benefits and expenses                                      1,016,530         79,159            8,731       1,104,420

       Income before income taxes                                  $      147,929    $    11,678    $       7,602   $     167,209
                                                                   --------------    -----------    -------------   --------------


FOR THE YEAR ENDED DECEMBER 31, 1999
(in thousands)

                                                                 -----------------------------------------------------------------
                                                                                     ASSET-         FINANCIAL          TOTAL
                                                                    TRADITIONAL      INTENSIVE      REINSURANCE          U.S.
                                                                 -----------------   ------------   -------------   --------------
REVENUES:
  Net premiums                                                   $       949,054    $       1,380     $         --   $    950,434
  Investment income, net of related expenses                             125,745          124,713               --        250,458
  Realized investment losses, net                                        (17,043)         (65,844)              --        (82,887)
  Other revenues                                                            (597)          12,655           13,180         25,238
                                                                 ---------------    -------------     ------------   ------------
     Total revenues                                                    1,057,159           72,904           13,180      1,143,243
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                       740,339            1,009               --        741,348
  Interest credited                                                       40,240          109,644               --        149,884
  Policy acquisition costs and other insurance expenses                  145,529            2,850            9,370        157,749
  Other operating expenses                                                23,002              623              100         23,725
                                                                 ---------------    -------------     ------------   ------------
       Total benefits and expenses                                       949,110          114,126            9,470      1,072,706

       Income (loss) before income taxes                         $       108,049    $     (41,222)     $     3,710   $     70,537
                                                                 ---------------    -------------      -----------   ------------


         During 2001, the U.S. operations segment was negatively impacted by the events of September 11th and higher than expected claims in its traditional business. Income before income taxes totaled $125.7 million, compared with $167.2 million in 2000 and $70.5 million in 1999. The decrease in income for 2001 can primarily be attributed to lower investment yields, poor claim experience incurred in the first and fourth quarters, and the claims arising from the terrorist attacks of September 11, 2001. Management does not believe the claim results experienced in 2001 indicate a systemic pricing or profitability problem on our underlying business. The Company recorded a $16.1 million pre-tax loss resulting from September 11th claims at the end of the third quarter, 2001. The Company believes its reinsurance programs, including its catastrophe coverage will limit its net losses to the amount reflected. However, the Company believes it will take several more months before all claims are reported. Results for 1999 include $52.9 million in pre-tax investment losses associated with the recaptured funding agreement business. Net premium growth continued for the U.S. operations with premium increases of 17.7% and 9.3% in 2001 and 2000, respectively.

Traditional Reinsurance

         The U.S. traditional reinsurance sub-segment is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During 2001, production totaled $99.5 billion face amount of new business, compared to $115.7 billion in 2000 and $121.3 billion in 1999. The decrease in 2001 and 2000 can be attributed to more inforce blocks of business being reinsured in 1999 compared to 2000 and 2001. This decrease was somewhat offset by continued strong production on new and existing treaties. Management believes industry consolidation, demutualizations, and the trend toward reinsuring mortality risks should continue to provide reinsurance opportunities.

         Income before income taxes for U.S. traditional reinsurance decreased 30.9% in 2001 and increased 36.9% in 2000. The decrease in income for 2001 was primarily due to lower investment yields, and the poor claims experience in 2001, as well as the events of September 11th. The increase in income for 2000 was primarily due to premium growth, improved investment performance and favorable mortality experience.

         Net premiums for U.S. traditional reinsurance rose 17.7% and 9.2% in 2001 and 2000, respectively. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to continued growth. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased 7.6% and 11.1% in 2001 and 2000, respectively. This increase in both years was due to the continued growth of business in this sub-segment from facultative and automatic treaties, which resulted in an increase in the underlying invested asset base. The growth in investment income was somewhat offset by lower returns in its investment portfolio due to declining interest rates and the write-off of accrued interest on impaired investment securities.

         Realized investment losses of approximately $29.9 million were reported for 2001 compared to $12.2 million in 2000 and $17.0 million in 1999. Included in the net realized losses are write-downs of fixed income securities along with capital losses associated with the sale of investments.

         Claims and other policy benefits, as a percentage of net premiums, were 80.1%, 76.5%, and 78.0% in 2001, 2000, and 1999, respectively. The 2001 loss ratio, when adjusted for the claims of $16.1 million related to the events of September 11, 2001, is reduced to 78.8%. Mortality results (death claims) during the first and fourth quarters of 2001 exceeded management expectations, primarily related to traditional business that has been on the books for many years. Analysis of claims activity does not indicate any particular pricing or profitability issues. The lower percentage in 2000 compared to 1999 is the result of generally positive mortality experience. Mortality is expected to fluctuate somewhat from period to period, but remains fairly constant over the long term.

         Interest credited relates to amounts credited on the Company's cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in cash surrender value and changes in interest crediting rates.

         The amount of policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 14.9%, 14.5%, and 15.3% in 2001, 2000, and 1999, respectively. These percentages fluctuate slightly due to variations in the mixture of business being written.

         Other operating expenses, as a percentage of net premiums, were 2.5%, 2.4%, and 2.4% in 2001, 2000, and 1999, respectively. The increase was primarily due to increases in costs associated with the growth of the business.

Asset-Intensive Reinsurance

         The U.S. asset-intensive reinsurance sub-segment includes the reinsurance of annuities and corporate-owned life insurance. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of December 31, 2001, approximately 41.2%, or $631.3 million of the invested assets associated with the Company's asset-intensive business were funds withheld at interest.

         Income before income taxes increased in 2001 to $15.0 million from $11.7 million in 2000, a 28.1% increase over prior year. Contributing to this growth was a new coinsurance agreement of single premium deferred annuities, executed during the third quarter, with assets of approximately $200 million as of December 31, 2001. The growth in revenue is offset, in part, by the growth in claims and other policy benefits, interest credited, and policy acquisition costs and other insurance expenses.

         Income before income taxes increased significantly in 2000 as a result of funding agreement losses incurred in 1999. The funding agreement business in 1999 had a net loss before income taxes of approximately $47.8 million, which included pre-tax investment losses of $52.9 million. Excluding the impact of the funding agreements, income grew 77.3% in 2000, from $6.6 million to $11.7 million. The income growth was primarily attributable to a new coinsurance agreement on a block of single premium deferred annuities.

         Total revenues, which is comprised primarily of investment income and realized investment gains (losses), increased 10.2% and 24.6% in 2001 and 2000, respectively. The increase in 2001 can be attributed to the new annuity coinsurance agreement in 2001 coupled with a higher asset base. The growth in 2001 was somewhat offset by lower investment income related to one specific annuity agreement. However, this reduction in investment income was mostly offset by a corresponding decrease in interest credited. The average asset-intensive investment balance was $1.4 billion and $1.2 billion for 2001 and 2000, respectively. The increase in total revenue in 2000 compared to 1999 can primarily be attributed to the realized losses incurred as a result of the liquidation and termination of the funding agreement business in 1999.

         Interest credited increased 5.6% in 2001 and decreased 49.8% in 2000. Interest credited is primarily driven by investment income. The increase in 2001 is a result of growth in the asset base driven by new business. The decrease for 2000 can be attributed to the termination of the funding agreement business during 1999. Policy acquisition costs and other insurance expenses relate primarily to the commission payments and premium taxes (if applicable) on deposits received.

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

         Income before income taxes increased 12.2% and 104.9% in 2001 and 2000, respectively. The results in 2001 and 2000 can be primarily attributed to the increased ownership interest in RGA Financial Group coupled with higher amounts of financial reinsurance placed during the respective periods. At December 31, 2001, 2000, and 1999, the amount of outstanding statutory financial reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $547.8 million, $498.4 million, and $310.0 million, respectively.

CANADA OPERATIONS


FOR THE YEAR ENDED DECEMBER 31,                                           2001                  2000                 1999
(in thousands)                                                      ----------------     ----------------      ---------------
REVENUES:
     Net premiums                                                   $       173,269      $        176,326      $       162,482
     Investment income, net of related expenses                              65,006                61,950               52,767
     Realized investment gains (losses), net                                  9,148                (1,291)               5,923
     Other revenues                                                             201                   318                  (38)
                                                                   ----------------      ----------------      ---------------
            Total revenues                                                  247,624               237,303              221,134
BENEFITS AND EXPENSES:
     Claims and other policy benefits                                       172,799               171,417              154,194
     Interest credited                                                          299                   763                1,799
     Policy acquisition costs and other insurance
       expenses                                                              14,101                16,563               19,970
     Other operating expenses                                                 8,909                 8,702                7,292
                                                                   ----------------      ----------------      ----------------
          Total benefits and expenses                                       196,108               197,445              183,255

          Income before income taxes                                $        51,516      $         39,858      $        37,879
                                                                    ---------------      ----------------      ---------------



         The Company conducts reinsurance business in Canada through RGA Canada. RGA Canada assists clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and critical illness products. The Canadian operation is one of the leading life reinsurers in Canada. RGA Canada's reinsurance inforce has more than doubled over a five-year period, to approximately $55.8 billion in 2001 from approximately $22.7 billion in 1996. At December 31, 2001, RGA Canada included most of the life insurance companies in Canada as clients.

         Income before income taxes increased 29.2% in 2001 and 5.2% in 2000. Excluding net realized investment gains (losses), income before taxes increased by 3.0% in 2001 and 28.8% in 2000. In local currency, excluding net realized investment gains (losses), the increase was 12.1% and 31.1%. The increase in 2001 is driven by an increase in investment income of 4.9% and generally favorable mortality experience. The increase in 2000 was driven by a growth in premiums of 8.5%, an increase in investment income of 17.4% and favorable mortality experience.

         Net premiums decreased by 1.7% to $173.3 million in 2001 and increased 8.5% to $176.3 million in 2000. In original currency, net premiums increased by 2.4% in 2001 and 9.1% in 2000. The decline in the strength of the Canadian dollar had an adverse effect of $7.6 million or 4.2% on the amount of net premiums reported for 2001. The original currency premium growth in 2001 and 2000 resulted primarily from increasing renewal premiums and new business premiums. Business premium levels are significantly influenced by large transactions, mix of business, and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased by 4.9% and 17.4% during 2001 and 2000, respectively. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments. The increase in investment income was mainly the result of an increase in the invested asset base offset by the effects of the change in the foreign exchange rate. For 2001 and 2000, the invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions and interest on an increasing amount of funds withheld at interest related to an inforce block added in 1998. In 2001, the increase in the invested asset base was partially offset by a decline in interest rates. The average book yield on the Canadian investment portfolio decreased slightly to 6.97% for 2001 from 7.02% in 2000 and 6.97% in 1999.

         Claims and other policy benefits, as a percentage of net premiums, were 99.7% of total 2001 net premiums compared to 97.2% in 2000 and 94.9% in 1999. The increased percentages experienced are primarily the result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios and improve over time. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Claims and other policy benefits as a percentage of net premiums and investment income were 72.5% of total 2001 net premiums compared to 71.9% in 2000 and 71.6% in 1999. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time. In addition, RGA Canada continues to monitor mortality trends to determine the appropriateness of reserve levels.

         Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 8.1% in 2001, 9.4% in 2000, and 12.3% in 1999. The decrease in this ratio is primarily due to the changing mix of business to yearly renewable term from coinsurance agreements. These yearly renewable term agreements tend to have lower commission costs compared to coinsurance agreements.

         Other operating expenses increased $0.2 million in 2001 and $1.4 million in 2000. The overall increase in operating expenses was attributed to planned increases in costs associated with the ongoing growth of the business.

OTHER INTERNATIONAL OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2001
(in thousands)

                                                   -------------- --------------- --------------- -----------------
                                                                                                        TOTAL
                                                                       LATIN         EUROPE &           OTHER
                                                    ASIA PACIFIC      AMERICA      SOUTH AFRICA     INTERNATIONAL
                                                   -------------- --------------- --------------- -----------------
REVENUES:
  Net premiums                                          $119,702        $ 51,069         $94,800          $265,571
  Investment income, net of related expenses               3,935          14,684           1,536            20,155
  Realized investment gains (losses), net                    113         (32,619)           (137)          (32,643)
  Other revenues                                           2,903             547             256             3,706
                                                   -------------- --------------- --------------- -----------------
    Total revenues                                       126,653          33,681          96,455           256,789

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        75,595          87,581          59,429           222,605
  Interest credited                                           --           1,730              --             1,730
  Policy acquisition costs and other insurance
   expenses                                               36,103          14,395          26,753            77,251
  Other operating expenses                                11,081           9,072          10,555            30,708
  Interest expense                                           867              --             681             1,548
                                                   -------------- --------------- --------------- -----------------
    Total benefits and expenses                          123,646         112,778          97,418           333,842

    Income (loss) before income taxes                   $  3,007        $(79,097)        $  (963)         $(77,053)
                                                   -------------- --------------- --------------- -----------------

FOR THE YEAR ENDED DECEMBER 31, 2000


                                                   -------------- --------------- --------------- -----------------
                                                                                                        TOTAL
                                                                        LATIN         EUROPE &          OTHER
                                                    ASIA PACIFIC       AMERICA     SOUTH AFRICA     INTERNATIONAL
                                                   -------------- --------------- --------------- -----------------
REVENUES:
  Net premiums                                          $ 94,282         $64,897         $29,690          $188,869
  Investment income, net of related expenses               4,628          19,782           2,056            26,466
  Realized investment gains (losses), net                   (191)         (9,099)            365            (8,925)
  Other revenues                                           2,266             364           3,177             5,807
                                                   -------------- --------------- --------------- -----------------
    Total revenues                                       100,985          75,944          35,288           212,217

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        56,377          62,205          20,151           138,733
  Interest credited                                           --           1,568              --             1,568
  Policy acquisition costs and other insurance
   expenses                                               32,484           7,772           7,473            47,729
  Other operating expenses                                 9,939          10,934           9,542            30,415
  Interest expense                                           980              --             502             1,482
                                                   -------------- --------------- --------------- -----------------
    Total benefits and expenses                           99,780          82,479          37,668           219,927

    Income (loss) before income taxes                   $  1,205         $(6,535)        $(2,380)         $ (7,710)
                                                   -------------- --------------- --------------- -----------------

FOR THE YEAR ENDED DECEMBER 31, 1999


                                                   -------------- --------------- --------------- -----------------
                                                                                                       TOTAL
                                                                       LATIN         EUROPE &          OTHER
                                                    ASIA PACIFIC      AMERICA      SOUTH AFRICA     INTERNATIONAL
                                                   -------------- --------------- --------------- -----------------
REVENUES:
  Net premiums                                          $73,887         $104,167         $24,668          $202,722
  Investment income, net of related expenses              2,182           23,753             775            26,710
  Realized investment gains (losses), net                    (3)              95             101               193
  Other revenues                                          1,263             (224)            105             1,144
                                                    -----------     ------------    ------------    --------------
    Total revenues                                       77,329          127,791          25,649           230,769

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       46,785          111,479          13,305           171,569
  Interest credited                                          --            1,435              --             1,435
  Policy acquisition costs and other insurance
   expenses                                              29,860            2,340           8,388            40,588
  Other operating expenses                                6,983           10,177           7,810            24,970
  Interest expense                                          491               --              --               491
                                                    -----------     ------------    ------------    --------------
    Total benefits and expenses                          84,119          125,431          29,503           239,053

    Income (loss) before income taxes                   $(6,790)         $ 2,360         $(3,854)         $ (8,284)
                                                    -----------     ------------    ------------    --------------


         During 2001, the Other International reportable segment generated business from reinsurance operations in the Asia Pacific and Latin American regions as well as Europe and South Africa. The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong and representative offices in Japan and Taiwan. Business is also conducted through RGA Australia, a wholly owned subsidiary in Australia, and Malaysian Life Reinsurance Group Berhad ("MLRe"), a joint venture in Malaysia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage.

         The Company's Latin American operations include reinsurance and direct business written in the Latin American region. Historically, business for the segment has been generated from reinsurance through RGA Reinsurance and also through direct operations in Argentina and Chile. The Latin America reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Privatized pension reinsurance covers the life insurance as well as the total and permanent disability components of the pension program. The claims under that program are initially established as units of the underlying pension fund at the time at which they are filed. As such, the ultimate amounts of claims paid by the reinsurer under the program vary with the underlying fund performance of the related pension fund over the period in which the claims were adjudicated. In addition, the reinsurer is subject to the mortality and morbidity risks associated with the underlying plan participants. Effective in 2001, the Company ceased writing these types of treaties and is more actively marketing traditional individual life, credit, and group life reinsurance in the region. It is anticipated that the mix of business will continue to evolve in the upcoming years.

         RGA formed General American Argentina Seguros de Vida S.A. ("GA Argentina") in 1994 to develop markets in Argentina. GA Argentina writes direct individual and group life products, and life insurance primarily related to group life and disability insurance for the Argentine privatized pension system. Effective July 1998, GA Argentina no longer entered into new contracts related to the privatized pension system, but continues to market individual universal life and group life products. Premiums for GA Argentina totaled $7.8 million in 2001 and the Company's net investment was $12.5 million as of December 31, 2001. During 2001, with the unstable economic conditions in Argentina, opportunities for growth have been limited, and the Company does not expect growth to be meaningful in the foreseeable future.

         In 1993, the Company entered into a joint venture in Chile to form BHIFAmerica Seguros de Vida, S.A. ("BHIFAmerica"). This company was a direct life insurer whose primary source of premium was generated from single premium immediate annuities in addition to other lines including credit, individual, and group life. During 1996, in an effort to support the growth of this business and develop additional reinsurance opportunities in Chile, the Company formed RGA Reinsurance Company Chile, S.A. ("RGA Chile"), a wholly-owned reinsurance company licensed to assume life reinsurance in Chile. During April 2000, the Company sold its interest in all of its Chilean subsidiaries: RGA Sudamerica, S.A., RGA Reinsurance Company Chile, S.A. and BHIFAmerica. The Company received approximately $26.5 million in proceeds and recorded a loss on the sale of approximately $8.6 million, primarily consisting of the realization of accumulated foreign currency depreciation on the Company's net investment.

         The Europe & South Africa sub-segment primarily includes business received from reinsurance clients located in Europe and South Africa. The principal type of reinsurance provided through this segment has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements and reinsurance of critical illness coverage. These agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets group risks.

         Loss before income taxes for the Other International segment totaled $77.1 million for 2001, compared to losses of $7.7 million and $8.3 million for 2000 and 1999, respectively. The increase in losses for 2001 was primarily attributable to poor performance in Argentina relating to higher than expected claims for privatized pension reinsurance, an increase of reserves by $35.0 million on a pre-tax basis related to this business during the fourth quarter, and realized losses of $27.0 million related to investment security sales in the Argentine portfolio. A majority of those losses occurred in the third quarter of 2001 when the Company liquidated all remaining Argentine investment securities supporting the reinsurance operations and invested in U.S. dollar-denominated securities due to its concern over the stability of the Argentine peso, which is the functional currency of this sub-segment.

         Since 1991, the Argentine peso has been pegged to the U.S. dollar at a rate of one Argentine peso to one U.S. dollar. In early December 2001, restrictions were put in place that prohibited cash withdrawals above a certain amount and foreign money transfers with certain limited exceptions. While the legal exchange rate remained at one Argentine peso to one U.S. dollar, financial institutions were allowed to conduct only limited activity due to these restrictions, and currency exchange was effectively halted. In January 2002, the Argentine government announced its intent to create a dual currency system with an official exchange rate of 1.4 Argentine pesos to one U.S. dollar for import and export transactions and a free floating rate for other transactions. On January 11, 2002, the Argentine peso began free floating against the U.S. dollar and closed at rates ranging from 1.6 to 1.7 Argentine pesos to one U.S. dollar. Since that time, the Argentine economy has remained volatile and the government has periodically suspended the free-floating exchange rates.

         Asia Pacific reported income before income taxes of $3.0 million for 2001, an increase of $1.8 million compared to 2000, a result of improved persistency and an increase in premium volume during 2001. The decrease in Other International losses reported for 2000 was primarily due to favorable mortality results, additional premium volume, and a full year of experience from a large financial reinsurance transaction executed at the end of 1999 in the Asia Pacific sub-segment, offset, in part, by the sale of the Chilean operations in Latin America.

         Net premiums increased 40.6%, to $265.6 million in 2001 and decreased 6.8%, to $188.9 million, in 2000. The increase during 2001 was primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties and several large blocks of business, and premiums associated with accelerated critical illness coverage in Asia Pacific and Europe & South Africa. Accelerated critical illness coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned during 2001 from this coverage totaled $43.3 million for Asia Pacific and Europe & South Africa compared to $9.8 million in 2000. Increases in net premiums were partially offset by a decrease in privatized pension business in Argentina and a decrease in premiums related to the sale of the Chilean operations. Premiums from other sources included the development of new business opportunities in Mexico and Argentina, however current economic instability in Argentina may have a negative impact on future growth in this market. The Company's operation in South Africa also contributed to the 2001 net premium growth mainly through the facultative market as well as the Company's representative office in Spain through reinsuring both individual and group products. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income decreased $6.3 million or 23.8% in 2001 and was relatively flat for 2000 and 1999. The decrease was primarily attributable to a smaller invested asset base resulting from the sale of the Chilean operations. However, the decrease was partially offset with an increase related to higher yields on the underlying Argentine investment portfolio. These Argentine based bond investments supporting the Latin America reinsurance business were sold during 2001 to reduce the Company's exposure to the volatile Argentine economy and the proceeds were reinvested in U.S. based securities which have lower yields. In addition, investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. Other revenue during 2001 and 2000 predominantly represented profit and risk fees associated with financial reinsurance transactions in Taiwan and Japan. The Taiwanese treaty was commenced in late 1999, with a full year in 2001 and 2000 versus a partial year in 1999. A Japanese financial reinsurance treaty was discontinued in early 1999, reducing the fees earned for 1999. Fees paid to retrocessionaires that were included in policy acquisition costs and other insurance expenses partially offset these fees earned for these years.

         Claims and other policy benefits as a percentage of net premiums totaled 83.8%, 73.5% and 84.6% for 2001, 2000 and 1999, respectively. The increase in 2001 is primarily related to an increase in reserves for the privatized pension business in Argentina during the fourth quarter of 2001. The decrease in 2000 was due, in part, to adverse experience on Japanese business during 1999 in the Asia Pacific sub-segment. Mortality may fluctuate somewhat from period to period, but is expected to be fairly constant over longer periods of time. The Company monitors mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis. During 2001, the Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced, and to focus on other traditional opportunities in the region. Although premiums will continue to decline, it is estimated that claims for the privatized pension business will continue to be paid over the next several years. The Company regularly evaluates the reserve adequacy on these treaties, and increased reserves by pre-tax $35.0 million during the fourth quarter of 2001. It is expected that these reserves are necessary to absorb additional claims development associated with the run-off of the treaties. As the underlying reserves for the privatized pension business are in Argentine pesos, the functional currency of this sub-segment, the devaluation of the peso during 2002 is not expected to have an immediate impact to earnings until actual claims settlement or adjustments to the underlying peso reserves occur. The impact of fluctuating exchange rates will continue to be closely monitored by the Company's management and is expected to be volatile over the near term. Interest credited represents amounts credited on Mexican and Argentine universal life products.

         Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 29.1%, 25.3%, and 20.0% for 2001, 2000, and 1999, respectively. The percentages fluctuate due to timing of client company reporting and variations in the mixture of business being reinsured. During 2001 and 2000, the Europe & South Africa segment experienced an increased amount of new business with higher allowances, particularly in the United Kingdom, compared to 1999. Other operating expenses were relatively flat for 2001 and increased 21.8% during 2000. As a percentage of premiums, other operating expenses decreased to 11.6% in 2001 and increased to 16.1% in 2000 from 12.3% in 1999. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

CORPORATE AND OTHER

         Corporate activity generally represents investment income on invested assets not allocated to support segment operations, undeployed proceeds from the Company's capital raising efforts, unallocated realized capital gains or losses, corporate expenses that include unallocated overhead and executive costs, and interest expense related to the $225.0 million, 5.75% mandatorily redeemable trust preferred securities issued by a wholly-owned subsidiary in 2001 ("Preferred Securities"), the $200.0 million, 6.75% Senior Notes issued in 2001 ("2001 Senior Notes"), borrowings under the Company's $140 million credit agreement executed during 2000 (the "U.S. Credit Agreement"), a $75.0 million term loan note with a subsidiary of MetLife ("MetLife Note") issued and terminated in 2001 and the $100.0 million 7.25% Senior Notes ("Senior Notes") issued in 1996.

         Corporate revenues decreased $9.5 million in 2001 and $7.4 million in 2000, primarily a result of unallocated investment losses associated with the sale or impairment of investment securities. Corporate unallocated other operating expenses were less than one percent of consolidated premiums in 2001, 2000 and 1999. Corporate interest expense was $16.5 million in 2001, compared to $16.1 million in 2000 and $10.5 million in 1999. The moderate increase in 2001 compared to 2000 was affected by increased weighted average borrowings outstanding, partially offset by a decrease in the interest rate on those borrowings. The increase in 2000 compared to 1999 was primarily affected by an increase in the weighted average borrowings outstanding. Management expects corporate interest expense to increase significantly in 2002 due to the addition of the Preferred Securities (See Note 17, "Issuance of Trust Piers Units" of the Notes to Consolidated Financial Statements) and the 2011 Senior Notes, the proceeds of which were used to pay down a balance of $120 million on its U.S. Credit Agreement and to prepay and terminate the $75 million term loan with MetLife Credit Corp. Interest rates on the U.S. Credit Agreement and MetLife Note ranged from 2.6% to 7.1% in 2001. The Company views its long-term debt at its current level as an integral and ongoing part of its capital structure, and therefore felt it appropriate to convert its shorter-term borrowings under its U.S. Credit Agreement into longer-term capital.

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

         While RGA did not underwrite workers' compensation carve-out business directly, it did offer certain high-level common account coverages to other reinsurers and retrocessionaires. The Company continues to investigate to determine if any material indirect claims exposures arise from workers' compensation carve-out or personal accident plans through pool participations or high-level common account retrocessional coverage. To date, no such material exposures have been identified. If any material exposure is identified at some point in the future, based upon the experience of others involved in these markets, any exposures will potentially be subject to claims for rescission, arbitration, or litigation. Thus, resolution of any disputes will likely take several years. In any event, it is management's opinion that future developments, if any, will not materially adversely affect the Company's financial position.

         As of January 31, 2002, the Company is a party to arbitrations that involve four separate medical reinsurance arrangements. The Company expects two of these arbitrations to be completed during 2002 and 2003. The other two medical reinsurance arbitrations have only recently been instituted and no final hearing date has been set. Also, there are two arbitrations under way relative to the Company's portfolio of personal accident business. Both of these personal accident reinsurance arbitrations have only recently been instituted and no final hearing date has been set. Finally, there is one recent lawsuit in progress involving aviation bodily injury carve-out reinsurance coverage in which no final hearing date has been set.

         Since April of 2000, RGA Reinsurance has been involved in a dispute with a ceding company involving certain quota share reinsurance agreements covering first dollar medical insurance policies in the discontinued accident and health business. The dispute was subsequently referred to an arbitration panel pursuant to the terms of these reinsurance agreements. In the fourth quarter of 2001, the arbitration panel issued its final award, which required RGA Reinsurance to make a payment to the ceding company. RGA Reinsurance incurred a charge, after utilization of existing reserves, of approximately $10.0 million on a pre-tax basis in the fourth quarter of 2001.

         The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of December 31, 2001 and 2000 was $55.3 million and $89.1 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $3.0 million, $23.7 million, and $113.6 million for 2001, 2000, and 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

         RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 16, "Long-Term Debt," and 17, "Issuance of Trust Piers Units," of the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of director approved plan. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

         RGA Reinsurance is subject to statutory provisions that restrict the payment of dividends. It may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. Pursuant to this calculation, RGA Reinsurance's allowable dividend without prior approval for 2002 would be $54.1 million. However, the applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of December 31, 2001, RGA Reinsurance had unassigned surplus of $51.7 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2002, RCM could pay a maximum dividend to RGA equal to its unassigned surplus, approximately $19.3 million. The maximum amount available for dividends by RGA Canada under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $50.6 million. Dividend payments from other subsidiaries are subject to regulations in the country of domicile.

         The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, and surplus notes.

         RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. Currently, the board of directors has approved a repurchase program authorizing RGA to purchase up to $50 million of its shares of stock, as conditions warrant. As of December 31, 2001, RGA had not repurchased any shares under the program. RGA purchased approximately 0.7 million shares of treasury stock in 2000 at an aggregate cost of $20.0 million. No shares were repurchased in 1999.

         Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.06 per share in 2001. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries.

         Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company's credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2001, the Company had $323.4 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. Of that amount, approximately $24.2 million is subject to immediate payment upon a downgrade of the Company's senior long-term debt rating, unless a waiver is obtained from the lenders. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds.

         In December 2001, RGA, through its wholly owned subsidiary trust, issued $225.0 million in Preferred Income Redeemable Securities ("PIERS") Units. See Notes 2, "Summary of Significant Accounting Policies," and 17, "Issuance of Trust Piers Units," of the Notes to Consolidated Financial Statements for additional information on the terms of the PIERS units. Each PIERS unit consists of a preferred security with a face value of $50 and a stated maturity of March 18, 2051 and a warrant to purchase 1.2508 shares of RGA stock at an exercise price of $50. The warrant expires on December 15, 2050. The holders of the PIERS units have the ability to exercise their warrant for stock at any time and require RGA to payoff the preferred security. Because the exercise price of the warrant to be received from the holder is equal to the amount to be paid for the preferred security, there is no net cash required on RGA's part.

         The Company expects consolidated interest expense to increase significantly in 2002 due to the addition of the $225.0 million face amount, 5.75% trust preferred securities issued by RGA Capital Trust I and the interest expense associated with its $200.0 million 6.75% Senior Notes due 2011, the proceeds of which were used to pay down a balance of $120 million on its U.S. revolving credit facility and to prepay and terminate the $75 million term loan with MetLife Credit Corp. Interest rates on the U.S. revolving credit facility and $75 million term loan ranged from 2.6% to 7.1% in 2001. As of December 31, 2001, the average interest rate on long-term debt outstanding was 6.75%.

         Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with RGA Reinsurance and RCM, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the board of director approved plan, and to meet its other obligations.

Reinsurance Operations

         The Company's principal cash inflows from its reinsurance operations are life insurance premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash flows is early recapture of the reinsurance contract by the ceding company. Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2001, these treaties had approximately $246.7 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $396.8 million were held in trust in Canada at December 31, 2001 to satisfy collateral requirements for reinsurance business. Additionally, securities with an amortized cost of $820.9 million, as of December 31, 2001, were held in trust to satisfy collateral requirements of certain other reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

         The Company's principal cash inflows from its investing activities results from investment income, maturity and sales of invested assets, and repayments of principal. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See -- Investments and -- Interest Rate Risk below.

         Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash flows include selling short-term investments or fixed maturity securities and drawing additional funds under existing credit facilities, under which the Company had availability of $155.8 million as of December 31, 2001.

         The Company's principal cash outflows primarily relate to the payment of claims liabilities, operating expenses, income taxes, principal and interest under debt obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements). The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate capital requirements created by this business. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims. The Company's management believes its current sources of liquidity are adequate to meet its current cash requirements.

         The Company's net cash flows from operating activities for the years ended December 31, 2001, 2000, and 1999, were $243.9 million, $192.8 million, and $277.7 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a very high quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and can be easily sold to meet the Company's obligations, if necessary.

         The following table displays the Company's contractual obligations, which primarily consist of the payment of outstanding debt upon maturity and leases.


                (in millions)                                          Payment Due by Period
                                                -------------------------------------------------------------------
Contractual Obligations                              Total          1 - 3 Years      4 - 5 Years    After 5 Years
-----------------------                         ---------------  ---------------  ---------------- ----------------

    Long - Term Debt                                     $323.4            $-               $123.6           $199.8
    Operating Leases                                       31.9             12.5               7.4             12.0
    Trust Preferred Securities of Subsidiary              225.0             -                 -               225.0
                                                ---------------  ---------------  ----------------  ---------------
      Total                                              $580.3            $12.5            $131.0           $436.8
                                                ===============  ===============  ================  ===============


         The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At December 31, 2001, there were approximately $33.8 million of outstanding bank letters of credit in favor of unaffiliated entities and $4.0 million in favor of entities affiliated with the Company. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas, RGA Barbados, and Triad Re, Ltd. As of December 31, 2001, $338.1 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace. The Company has direct policies and reinsurance agreements in addition to certain investment, advisory, and administrative services contracts with affiliated entities (See Note 12, "Related Party Transactions," of the Notes to Consolidated Financial Statements).

         Net cash provided by (used in) investing activities was $(576.4) million, $(712.5) million, and $1,341.8 million in 2001, 2000, and 1999, respectively. Changes in cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $1.3 billion source of cash in 1999 primarily relates to the transfer of investment assets to satisfy funding agreement liabilities that were recaptured (See Note 5, "Significant Transactions - Recapture Transaction," of the Notes to Consolidated Financial Statements).

         Net cash provided by (used in) financing activities was $487.9 million, $565.5 million, and $(1,611.4) million in 2001, 2000, and 1999, respectively. Changes in cash provided by investing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts. The $1.6 billion use of cash in 1999 primarily relates to the recapture of deposits on funding agreement business.

         The Company's asset-intensive products are primarily supported by investments in fixed maturity securities. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their impact on profitability. One of the Company's asset-intensive agreements reinsures a market value adjusted annuity product on a modified coinsurance basis. Pursuant to the terms of this reinsurance agreement, the ceding company withholds the annuity liabilities and funds supporting the liabilities. The underlying product reinsured provides the contract holder with a minimum return guarantee over the life of the product. The Company shares in this guarantee pursuant to the reinsurance agreement. The ceding company manages the underlying investment portfolio. The risk to RGA is that the return on the investment portfolio is not sufficient to satisfy the minimum guarantee. This investment risk is mitigated through the Company's participation in establishing investment guidelines and through management's regular monitoring of the underlying investment performance. As of December 31, 2001, funds withheld at interest totaled $631.3 million for the Company's asset-intensive products.

         Effective December 31, 1993, the National Association of Insurance Commissioners ("NAIC") adopted risk-based capital ("RBC") statutory requirements for U.S.-based life insurance companies. These requirements measure statutory capital and surplus needs based on the risks associated with a company's mix of products and investment portfolio. At December 31, 2001, statutory capital and surplus of RGA Reinsurance and RCM exceeded all RBC thresholds and RGA Canada's capital levels exceeded any MCCSR requirements. All of the Company's insurance operating subsidiaries exceed the minimum capital requirements in their respective jurisdiction.

INVESTMENTS

         All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, their respective Boards of Directors regularly review the investment portfolios of the international subsidiaries. The RGA Board of Directors also reviews all material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on

Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The Company's earned yield on invested assets was 6.79% in 2001, compared with 7.30% in 2000, and 7.10% in 1999.

         The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities, and mortgage and asset-backed securities. As of December 31, 2001, more than 94% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 16.6% of total investments as of December 31, 2001, a decrease from 23.3% of total investments as of December 31, 2000. A majority of these securities were classified as corporate securities, with an average Standard and Poor's rating of A at December 31, 2001. The Company owns floating rate securities that represent approximately 3.3% of total investments at December 31, 2001, compared to 4.7% at December 31, 2000. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

         Within the fixed maturity security portfolio, the Company holds approximately $244.7 million in asset-backed securities at December 31, 2001, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are primarily floating rate securities and are diversified by issuer. Approximately 50.4%, or $123.3 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the market place. These factors were the primary driver behind other than temporary write-downs of $43.4 million, $10.1 million, and $15.4 million in 2001, 2000, and 1999, respectively.

         The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investments manager, the Company evaluates factors such as:

     o   Financial condition of the issuer

     o   Payment performance

     o   Market value

     o   Compliance with covenants

     o   General market conditions

     o   Various other subjective factors

     o   Intent and ability to hold securities

         As a result of the evaluation, securities deemed to be impaired, either on a temporary or other than temporary basis, are placed on the Company's watch list. As of December 31, 2001, the Company had approximately $71.5 million in market value of securities on its watch list. Securities, based on management's judgment, with an other than temporary impairment in value are written down to management's estimate of net realizable value.

         For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Funds withheld at interest comprised approximately 22.5% and 20.6% of the Company's investments as of December 31, 2001 and 2000, respectively.

         Policy loans comprised approximately 15.2% and 15.5% of the Company's investments as of December 31, 2001 and 2000, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

         Mortgage loans represented approximately 3.2% and 2.8% of the Company's investments as of December 31, 2001 and 2000, respectively. As of December 31, 2001, all mortgages are U.S.-based. The Company invests primarily in mortgages on commercial offices and retail locations. The Company's mortgage loans generally range in size from $0.3 million to $10.3 million, with the average mortgage loan investment as of December 31, 2001, totaling approximately $3.4 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 6 of the Notes to Consolidated Financial Statements.

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

         As of December 31, 2001, the invested assets of RGA, RCM, RGA Reinsurance, RGA Barbados, Australian Holdings, and RGA Canada are primarily managed by a third-party, however, the Company's chief investment officer has the primary responsibility for the day to day oversight of all the Company's investments.

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

         The Company's exposure to interest rate price risk and interest rate cash flow risk is reviewed on a quarterly basis. Interest rate price risk exposure is measured using interest rate sensitivity analysis to determine the change in fair value of the Company's financial instruments in the event of a hypothetical change in interest rates. Interest rate cash flow risk exposure is measured using interest rate sensitivity analysis to determine the Company's variability in cash flows in the event of a hypothetical change in interest rates. If estimated changes in fair value, net interest income, and cash flows are not within the limits established, management may adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

         In order to reduce the exposure of changes in fair values from interest rate fluctuations, RGA has developed strategies to manage its liquidity, and increase the interest rate sensitivity of its asset base. From time to time, RGA has utilized the swap market to manage the volatility of cash flows to interest rate fluctuations.

         Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed-rate instruments classified as trading securities. The Company's projected loss in fair value of financial instruments in the event of a 10% change (increase or decrease) in market interest rates at its fiscal years ended December 31, 2001 and 2000 was $61.0 million and $86.7 million, respectively.

         The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources as of December 31, 2001, with adjustments made to reflect the shift in the treasury yield curve as appropriate.

         At December 31, 2001, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

         Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable-rate instruments classified as trading securities. The Company's projected decrease in cash flows in the near term associated with floating-rate instruments in the event of a 10% change (increase or decrease) in market interest rates at its fiscal years ended December 31, 2001 and 2000 was $6.0 million and $1.3 million, respectively.

         The cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2001, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

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

FOREIGN CURRENCY RISK

         The Company is subject to foreign currency translation, transaction, and net income exposure. The Company generally does not hedge the foreign currency translation exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company's foreign currency transactions are denominated in Australian dollars, Argentine pesos, Canadian dollars, and Great British pounds. Currently, the Company believes its foreign currency transaction exposure, with the possible exception of its Argentine peso exposure, to be immaterial to the consolidated results of operations. In an effort to reduce its exposure to the Argentine peso, during 2001, the Company liquidated substantially all its Argentine based investment securities and reinvested the proceeds into investment securities denominated in U.S. dollars. The Company's obligations under its insurance and reinsurance contracts continue to be denominated in Argentine pesos, which is the functional currency for this sub-segment. Those net contract liabilities totaled approximately 97.6 million Argentine pesos as of December 31, 2001. As a result, the devaluation of the Argentine peso has generated a net unrealized foreign currency gain of $38.5 million, which has been reflected in accumulated other comprehensive income on the consolidated balance sheet as of December 31, 2001.

The Company does not expect the ongoing economic turmoil in Argentina, including the devaluation of the Argentine peso, to have additional negative impact on its Argentine policy liabilities, however, because the Company cannot reasonably predict the timing of its claim settlements and what the exchange rate will be at settlement, reported results may be volatile in the future. Additionally, the Company cannot predict the impact on its ability to write new business in that market. Net income exposure that may result from the strengthening of the U.S. dollar to foreign currencies will adversely affect results of operations since the income earned in the foreign currencies is worth less in U.S. dollars. When evaluating investments in foreign countries, the Company considers the stability of the political and currency environment. Devaluation of the currency after an investment decision has been made will affect the value of the investment when translated to U.S. dollars for financial reporting purposes.

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

NEW ACCOUNTING STANDARDS

         In July 2001, the SEC issued Staff Accounting Bulletin No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues ("SAB 102"), expressing certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company believes its mortgage loan loss allowance policies and procedures are in compliance with SAB 102.

         Also in July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002. Based on its preliminary assessment during the first quarter of 2002, the Company does not currently expect a significant adjustment related to the adoption of these accounting standards; however, impairment reviews subsequent to the initial adoption date may result in future write-downs.

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

         The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Beginning in 2001, the State of Missouri required that insurance companies domiciled in the State of Missouri prepare their statutory basis financial statements in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures manual - Version effective March 2001 subject to any deviations prescribed or permitted by the State of Missouri insurance commissioner. Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual - Version effective March 2001 are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The Company recorded an immaterial positive adjustment to statutory surplus in 2001 as a result of implementing the new standards.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by Item 7A is contained in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,         December 31,
                                                                                     2001                 2000
                                                                                --------------      --------------
                                                                                         (Dollars in thousands)
  ASSETS
Fixed maturity securities available for sale, at fair value                      $   2,768,285      $    2,692,840
Mortgage loans on real estate                                                          163,948             128,111
Policy loans                                                                           774,660             706,877
Funds withheld at interest                                                           1,142,643             938,362
Short-term investments                                                                 140,573              68,735
Other invested assets                                                                   98,315              25,233
                                                                                 -------------      --------------
      Total investments                                                              5,088,424           4,560,158
Cash and cash equivalents                                                              226,670              70,797
Accrued investment income                                                               30,454              37,555
Premiums receivable                                                                    161,436             226,365
Reinsurance ceded receivables                                                          410,947             296,368
Deferred policy acquisition costs                                                      800,319             621,475
Other reinsurance balances                                                             146,427             202,158
Other assets                                                                            29,668              46,984
                                                                                 -------------      --------------
      Total assets                                                               $   6,894,345      $    6,061,860
                                                                                 =============      ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                           $   2,101,777      $    1,912,834
Interest sensitive contract liabilities                                              2,325,264           2,149,417
Other policy claims and benefits                                                       650,082             555,423
Other reinsurance balances                                                              47,687              69,343
Deferred income taxes                                                                  162,092             170,905
Other liabilities                                                                      120,374              68,758
Long-term debt                                                                         323,396             272,257
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely junior subordinated debentures of the Company                   158,085                  --
                                                                                 -------------      --------------
     Total liabilities                                                               5,888,757           5,198,937
Commitments and contingent liabilities (Note 15)                                            --                  --
Stockholders' equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                         --                  --
   Common stock (par value $.01 per share; 75,000,000 shares authorized,
      51,053,273 shares issued at December 31, 2001 and 2000)                              511                 511
   Warrants                                                                             66,915                  --
   Additional paid-in-capital                                                          611,806             611,349
   Retained earnings                                                                   369,349             348,158
   Accumulated other comprehensive loss:
      Accumulated currency translation adjustment, net of income taxes                  (6,088)            (15,867)
      Unrealized depreciation of securities, net of income taxes                           (87)            (42,004)
                                                                                --------------      --------------
      Total stockholders' equity before treasury stock                               1,042,406             902,147
   Less treasury shares held of 1,526,730 and 1,759,715 at cost at
       December 31, 2001 and 2000, respectively                                        (36,818)            (39,224)
                                                                                --------------      --------------
      Total stockholders' equity                                                     1,005,588             862,923
                                                                                --------------      --------------
      Total liabilities and stockholders' equity                                $    6,894,345      $    6,061,860
                                                                                ==============      ==============


          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                       Year ended December 31,
                                                             ---------------------------------------------
                                                                2001           2000              1999
                                                             ---------------------------------------------
                                                             (Dollars in thousands, except per share data)
REVENUES:
 Net premiums                                                $1,661,762     $1,404,066        $1,315,638
 Investment income, net of related expenses                     340,559        326,505           340,280
 Realized investment losses, net                                (68,431)       (28,651)          (75,308)
 Other revenues                                                  34,394         23,815            26,472
                                                              ----------     ----------        ----------
  Total revenues                                              1,968,284      1,725,735         1,607,082
                                                              ----------     ----------        ----------
BENEFITS AND EXPENSES:
 Claims and other policy benefits                             1,376,802      1,103,548         1,067,111
 Interest credited                                              111,712        104,782           153,118
 Policy acquisition costs and other insurance expenses          304,217        243,542           218,314
 Other operating expenses                                        91,306         81,209            65,415
 Interest expense                                                18,097         17,596            11,020
                                                              ----------     ----------        ----------
  Total benefits and expenses                                 1,902,134      1,550,677         1,514,978
                                                              ----------     ----------        ----------
  Income from continuing operations
    before income taxes                                          66,150        175,058            92,104

 Provision for income taxes                                      26,249         69,271            39,059
                                                              ----------     ----------        ----------
  Income from continuing operations                              39,901        105,787            53,045

 Discontinued operations:
  Loss from discontinued accident and health operations,
    net of income taxes                                          (6,855)       (28,118)          (12,187)
                                                              ----------     ----------        ----------
  Net income                                                 $   33,046     $   77,669        $   40,858
                                                              ==========     ==========        ==========
Earnings per share from continuing operations:
 Basic earnings per share                                    $     0.81     $     2.14        $     1.16
                                                              ==========     ==========        ==========
 Diluted earnings per share                                  $     0.80     $     2.12        $     1.15
                                                              ==========     ==========        ==========
Earnings per share from net income:
 Basic earnings per share                                    $     0.67     $     1.57        $     0.89
                                                              ==========     ==========        ==========
 Diluted earnings per share                                  $     0.66     $     1.56        $     0.88
                                                              ==========     ==========        ==========
Weighted average number of diluted shares outstanding
 (in thousands)                                                  49,905         49,920            46,246
                                                              ==========     ==========        ==========



          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                                                    Non-Voting                     Additional
                                                      Preferred       Common          Common                        Paid In
                                                        Stock         Stock           Stock        Warrants         Capital
                                                      ---------     ----------      ----------     --------        ----------
Balance, January 1, 1999                             $       --    $       392     $        74    $      --       $   486,669
Comprehensive loss:
 Net income
 Other comprehensive loss, net of income tax
  Currency translation adjustments
  Unrealized investment losses, net of related
  offsets and reclassification adjustment
 Other comprehensive loss
Comprehensive loss
Dividends to stockholders
Conversion of non-voting into voting stock                                  72             (74)                          (655)
MetLife private placement                                                   47                                        124,873
Reissuance of treasury stock                                                                                              129
                                                      ---------     ----------      ----------     --------        ----------
Balance, December 31, 1999                                   --            511              --           --           611,016
                                                      =========     ==========      ==========     ========        ==========
Comprehensive income:
 Net income
 Other comprehensive income, net of income tax
  Currency translation adjustments
  Unrealized investment gains, net of related
  offsets and reclassification adjustment
 Other comprehensive income
Comprehensive income
Dividends to stockholders
Purchase of treasury stock
Reissuance of treasury stock                                                                                              333
                                                      ---------     ----------      ----------     --------        ----------
Balance, December 31, 2000                                   --            511              --           --           611,349
                                                      =========     ==========      ==========     ========        ==========
Comprehensive income:
 Net income
 Other comprehensive income, net of income tax
  Currency translation adjustments
  Unrealized investment gains, net of related
  offsets and reclassification adjustment
 Other comprehensive income
Comprehensive income
Dividends to stockholders
Issuance of warrants                                                                                 66,915
Reissuance of treasury stock                                                                                              457
                                                      ---------     ----------      ----------     --------        ----------
Balance, December 31, 2001                           $       --    $       511     $        --    $  66,915       $   611,806
                                                      =========     ==========      ==========     ========        ==========



                                                                                        Accumulated
                                                                                           Other
                                                    Retained         Comprehensive     Comprehensive       Treasury
                                                    Earnings         Income (Loss)     Income (Loss)        Stock        Total
                                                   ----------        -------------     -------------      ---------     ---------
Balance, January 1, 1999                          $   251,512                         $       30,305     $  (20,475)   $  748,477
Comprehensive loss:
 Net income                                            40,858       $       40,858                                         40,858
 Other comprehensive loss, net of income tax
  Currency translation adjustments                                           5,059                                          5,059
  Unrealized investment losses, net of related
  offsets and reclassification adjustment                                 (176,614)                                      (176,614)
                                                                      ------------
 Other comprehensive loss                                                 (171,555)         (171,555)
                                                                      ------------
Comprehensive loss                                                        (130,697)
                                                                      ------------
Dividends to stockholders                              (9,981)                                                             (9,981)
Conversion of non-voting into voting stock                                                                                   (657)
MetLife private placement                                                                                                 124,920
Reissuance of treasury stock                                                                                    757           886
                                                   ----------                          -------------      ---------     ---------
Balance, December 31, 1999                            282,389                               (141,250)       (19,718)      732,948
                                                   ==========                          =============      =========     =========
Comprehensive income:
 Net income                                            77,669      $        77,669                                         77,669
 Other comprehensive income, net of income tax
  Currency translation adjustments                                          (5,958)                                        (5,958)
  Unrealized investment gains, net of related
  offsets and reclassification adjustment                                   89,337                                         89,337
                                                                    --------------
 Other comprehensive income                                                 83,379            83,379
                                                                    --------------
Comprehensive income                                                       161,048
                                                                    --------------
Dividends to stockholders                             (11,900)                                                            (11,900)
Purchase of treasury stock                                                                                  (20,000)      (20,000)
Reissuance of treasury stock                                                                                    494           827
                                                   ----------                          -------------      ---------     ---------
Balance, December 31, 2000                            348,158                                (57,871)       (39,224)      862,923
                                                   ==========                          =============      =========     =========
Comprehensive income:
 Net income                                            33,046       $       33,046                                         33,046
 Other comprehensive income, net of income tax
  Currency translation adjustments                                           9,779                                          9,779
  Unrealized investment gains, net of related
offsets and reclassification adjustment                                     41,917                                         41,917
                                                                    --------------
 Other comprehensive income                                                 51,696            51,696
                                                                    --------------
Comprehensive income                                                        84,742
                                                                    --------------
Dividends to stockholders                            (11,855)                                                             (11,855)
Issuance of warrants                                                                                                       66,915
Reissuance of treasury stock                                                                                  2,406         2,863
                                                   ----------                          -------------      ---------    ----------
Balance, December 31, 2001                        $  369,349                                  (6,175)    $  (36,818)   $1,005,588
                                                   ==========                          =============      =========    ==========



          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended December 31,
                                                                 -----------------------------------------------
                                                                     2001            2000              1999
                                                                 -----------     ------------      -------------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                      $    33,046      $     77,669      $      40,858
 Adjustments to reconcile net income to net cash provided by operating activities:
  Change in:
   Accrued investment income                                           7,101              (379)            25,288
   Premiums receivable                                                64,929            68,407           (121,032)
   Deferred policy acquisition costs                                (180,110)         (154,229)          (112,085)
   Reinsurance ceded balances                                       (114,579)             (908)           (35,914)
   Future policy benefits, other policy claims and benefits, a
     other reinsurance balances                                      357,840           188,595            383,672
   Deferred income taxes                                             (32,901)           57,210             48,013
   Other assets and other liabilities                                 70,139           (24,958)            (2,490)
  Amortization of net investment discounts, goodwill and other       (38,985)          (35,884)           (26,692)
  Realized investment losses, net                                     68,431            28,651             75,308
  Other, net                                                           9,020           (11,375)             2,775
                                                                   ---------       -----------        -----------
Net cash provided by operating activities                            243,931           192,799            277,701
                                                                   =========       ===========        ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of subsidiaries                                      --             26,509                 --
 Purchase of business - net of cash received                             --            (21,850)                --
 Sales of investments:
  Fixed maturity securities - available for sale                  1,129,263            576,240          2,873,723
  Mortgage loans on real estate                                           -                  -              8,136
 Maturities of fixed maturity securities - available for sale        12,410             20,153              6,204
 Purchases of fixed maturity securities - available for sale     (1,211,104)        (1,352,647)        (1,369,576)
 Cash invested in:
  Mortgage loans on real estate                                     (51,050)           (21,951)           (50,300)
  Policy loans                                                      (67,784)           (63,812)          (146,177)
  Funds withheld at interest                                       (257,101)           (64,394)           (73,684)
 Principal payments on:
  Mortgage loans on real estate                                      15,376              9,525             24,378
  Policy loans                                                            1             16,997              4,475
 Change in short-term investments and other invested assets        (146,388)           162,746             64,644
                                                                   ---------       -----------        -----------
Net cash (used in) provided by investing activities                (576,377)          (712,484)         1,341,823
                                                                   =========       ===========        ===========
CASH FLOWS FROM FINANCING ACTIVITIES:

 Dividends to stockholders                                          (11,855)           (11,900)            (9,981)
 Proceeds from stock offering                                            --                 --            124,920
 Proceeds from PIERS units offering, net                            217,340                 --                 --
 Debt issuance and borrowings under credit agreements, net           49,029             88,303             75,000
 Purchase of treasury stock                                               -            (20,000)                --
 Exercise of stock options                                            4,684                827               886
 Exchange of voting for non-voting shares                                --                 --              (657)
 Excess deposits (withdrawals) on universal life and other
   investment type policies and contracts                           228,667            508,259        (1,801,601)
                                                                  ---------       ------------        -----------
Net cash provided by (used in) financing activities                 487,865            565,489        (1,611,433)
Effect of exchange rate changes                                         454                677                259
                                                                  ---------       ------------        -----------
Change in cash and cash equivalents                                 155,873             46,481              8,350
Cash and cash equivalents, beginning of year                         70,797             24,316             15,966
                                                                  ---------       ------------        -----------
Cash and cash equivalents, end of year                           $  226,670       $     70,797        $    24,316
                                                                  =========       ============        ===========


See accompanying notes to consolidated financial statements.

                  Note 1   ORGANIZATION

Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2001, Equity Intermediary Company, a Missouri holding company, directly owned approximately 48.7% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American Life Insurance Company ("General American"), a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly owned subsidiary of Metropolitan Life Insurance Company ("MetLife"), a New York life insurance company, on January 6, 2000. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 58.4% of the outstanding shares of common stock of RGA as of December 31, 2001.

On January 30, 2002, MetLife announced its intention to purchase up to an aggregate of $125 million of additional common shares of RGA. The purchases are intended to offset potential future dilution of MetLife's holding of RGA stock arising from the issuance of convertible securities by RGA in December 2001.

The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as several other subsidiaries and a joint venture, subject to an ownership position greater than fifty percent (collectively, the "Company").

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

                  Note 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for stock life insurance companies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, other policy claims and benefits, provision for adverse litigation, and valuation of investment impairments. In all instances, actual results could differ materially from the estimates and assumptions used by management.

For each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject to or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting with the net amount payable / receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheet. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.

The accompanying financial statements consolidate the accounts of RGA and its subsidiaries, both direct and indirect, subject to an ownership position greater than fifty percent. Entities in which the Company has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Investments. Fixed maturity securities available for sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.

Impairments in the value of securities held by the Company, considered to be other than temporary, are recorded as a reduction of the carrying value of the security, and a corresponding realized capital loss is recognized in the consolidated statements of income. The Company's policy is to recognize such impairment when the projected cash flows of these securities have been reduced on other than a temporary basis so that the realizable value is reduced to an amount less than the carrying value. In conjunction with its external investments manager, the Company evaluates factors such as the financial condition of the issuer, payment performance, market value, compliance with covenants, general market conditions, various other subjective factors, and the intent and ability to hold securities.

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

For reinsurance transactions executed prior to December 31, 1994, assets and liabilities related to treaties written on a modified coinsurance basis with funds withheld are reported on a gross basis. For modified coinsurance reinsurance transactions with funds withheld executed on or after December 31, 1994, assets and liabilities are reported on a net or gross basis, depending on the specific details within each treaty. Reinsurance agreements reported on a net basis are generally included in other reinsurance balances on the consolidated balance sheet because a legal right of offset exists.

Other invested assets, including derivative contracts, common stocks and preferred stocks, are carried at fair value. Changes in fair value are recorded through other comprehensive income. Other invested assets are periodically reviewed for impairment.

The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position. Income or expense on derivative financial instruments used to manage interest-rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities for the periods covered by the contracts. Gains or losses from early terminations of derivative contracts are deferred and amortized as an adjustment to the yield of the designated assets or liabilities over the remaining period originally contemplated by the derivative financial instrument. The Company is currently holding exchange-traded derivatives with a notional amount of $25.6 million, which are carried at fair value of $8.1 million. It is the Company's policy to enter into derivative contracts primarily with highly rated companies.

Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in net income, as are write-downs of securities where declines in value are deemed to be other than temporary in nature. The cost of investment securities sold is determined based upon the specific identification method. Unrealized gains and losses on marketable equity securities and fixed maturity securities, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income (loss) in stockholders' equity on the consolidated balance sheet.

Additional Information Regarding Statements of Cash Flows. Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less. The consolidated statements of cash flows includes the results of discontinued operations in net cash from operations for all years presented, as the impact of the discontinued operations on cash flows is not considered material.

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

Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

Deferred costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality, investment income, and expense margins.

Other Reinsurance Balances. The Company assumes and retrocedes financial reinsurance contracts that represent low mortality risk reinsurance treaties. These contracts are reported as deposits and included in other reinsurance assets/liabilities. The amount of revenue reported on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement. Balances resulting from the assumption and/or subsequent transfer of benefits and obligations resulting from cash flows related to variable annuities have also been classified as other reinsurance balance assets and/or liabilities.

Goodwill and Value of Business Acquired. Through December 31, 2001, goodwill representing the excess of purchase price over the fair value of net assets acquired was amortized on a straight-line basis over ten to twenty years. Beginning January 1, 2002, the Company will utilize a non-amortization approach (see "New Accounting Pronouncements"). The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed periodically for indicators of impairment in value. Goodwill was approximately $7.8 million and $9.5 million as of December 31, 2001 and 2000, respectively, including accumulated amortization of $6.0 million and $4.4 million. The value of business acquired was approximately $9.8 million and $12.6 million as of December 31, 2001 and 2000, respectively, including accumulated amortization of $3.7 million and $0.8 million. Goodwill amortization expense for the years ended December 31, 2001, 2000, and 1999 was $1.6 million, $1.4 million, and $1.7 million, respectively. Value of business acquired amortization expense for the years ended December 31, 2001, 2000, and 1999 was $2.9 million, $0.8 million, and $0.0 million, respectively. These amortized balances are included in other assets on the consolidated balance sheet.

Other Assets. In addition to the goodwill and value of business acquired previously discussed, other assets include separate accounts, unamortized debt issuance costs, and other capitalized assets.

Future Policy Benefits and Interest-Sensitive Contract Liabilities. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 6.0% to 10.0%. The mortality and withdrawal assumptions are based on the Company's experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.

The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. The Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums will not be sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established by a charge to income, as well as a reduction in unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits.

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

Income Taxes. RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes RGA, RGA Reinsurance, RGA Barbados, RCM and Fairfield Management Group, Incorporated ("Fairfield"). Due to rules which affect the ability of an entity to join in a consolidated tax return, RGA Americas Reinsurance Company, Ltd., and Triad Re Ltd. file separate tax returns even though these entities are considered to be U.S. taxpayers. The Company's Argentine, Australian, Bermudan, Canadian, Malaysian, South African and United Kingdom subsidiaries are taxed under applicable local statutes.

For all years presented the Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. During December 2001, RGA Capital Trust I (the "Trust"), a wholly owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities (PIERS) Units. Each unit consists of a preferred security issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS Units. The market value of the preferred security on the date issued is recorded in liabilities on the consolidated balance sheet under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company."

Warrants. During December 2001, RGA Capital Trust I (the "Trust"), a wholly owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities (PIERS) Units. Each unit consists of a preferred security issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS Units. The market value of the detachable warrants on the date issued is recorded in stockholders' equity on the consolidated balance sheet under the caption "Warrants."

Foreign Currency Translation. The functional currency is the Argentine peso for the Company's Argentine operations, the Australian dollar for the Company's Australian operations, the Canadian dollar for the Company's Canada operations, the South African Rand for the Company's South African operations and the British Pound Sterling for the Company's United Kingdom operations. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, net of income taxes, in accumulated other comprehensive income (loss) on the consolidated balance sheet. See Note 24, "Subsequent Events" for a discussion of the Argentine peso devaluation.

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

Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance and RGA Americas. Retrocessions are arranged through RGA Reinsurance's retrocession pools for amounts in excess of its retention. As of December 31, 2001, substantially all retrocession pool participants followed by the A.M. Best Company were rated A- or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

Recognition of Revenues and Related Expenses. Revenues and expenses are reported gross, except that initial reserve changes are netted against premiums when an in force block of business is reinsured. Life and health premiums are recognized as revenue when due from the insured. Benefits and expenses are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, profit and risk fees associated with financial reinsurance. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited.

Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 6.1%, 6.7%, and 6.4%, during 2001, 2000, and 1999, respectively. Interest crediting rates for U.S. dollar-denominated investment-type contracts ranged from 3.6% to 7.3% during 2001, 5.3% to 7.2% during 2000, and 5.2% to 6.7% during
1999. Weighted average interest crediting rates for Mexican peso-denominated investment-type contracts were 12.8%, 26.0% and 33.0% for 2001, 2000 and 1999, respectively.

Net Earnings Per Share. Basic earnings per share exclude any dilutive effects of options and warrants. Diluted earnings per share include the dilutive effects assuming outstanding stock options and warrants were exercised. All share and earnings per share information has been adjusted to reflect the three-for-two stock split paid in the form of a dividend on February 26, 1999.

New Accounting Pronouncements. In July 2001, the SEC issued Staff Accounting Bulletin No. 102 - Selected Loan Loss Allowance Methodology and Documentation Issues ("SAB 102"), expressing certain of the staff's views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with generally accepted accounting principles. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowances for loan losses. The Company believes its current policies and procedures are in compliance with SAB 102.

Also in July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company will adopt the provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002. Based on its preliminary assessment during the first quarter of 2002, the Company does not currently expect a significant adjustment related to the adoption of these accounting standards; however, impairment reviews subsequent to the initial adoption date may result in future write-downs.

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

The Company prepares its statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Beginning in 2001, the State of Missouri required that insurance companies domiciled in the State of Missouri prepare their statutory basis financial statements in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures manual - Version effective March 2001 subject to any deviations prescribed or permitted by the State of Missouri insurance commissioner. Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual - Version effective March 2001 are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The Company recorded an immaterial positive adjustment to statutory surplus in 2001 as a result of implementing the new standards.

Reclassification. The Company has reclassified the presentation of certain prior period information to conform to the 2001 presentation.

         Note 3    STOCK TRANSACTIONS

On September 18, 2001, the board of directors approved a repurchase program authorizing the Company to purchase up to $25 million of its shares of stock. Subsequent to December 31, 2001 the board of directors approved an additional repurchase of $25 million shares under the program, for a total of up to $50 million of its shares of stock, as conditions warrant. The Board's action allows management, in its discretion, to purchase shares on the open market. As of December 31, 2001, no shares have been purchased under this program.

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

         Note 4    DIVIDENDS

RGA paid cash dividends on common shares of $0.24 per share in 2001, $0.24 per share in 2000, and $0.22 per share in 1999.

         Note 5    SIGNIFICANT TRANSACTIONS

2001 Reinsurance Agreement

During 2001, the Company entered into a new agreement reinsuring a single-premium deferred annuity product on a coinsurance basis with funds withheld. Pursuant to the terms of the reinsurance agreement, the funds supporting the liabilities are withheld by the ceding company. To reflect the Company's obligations under the agreement, the amounts withheld have been included in "Funds withheld at interest" on the balance sheet. As of December 31, 2001, approximately $203.1 million and $201.2 million related to this agreement were included in funds withheld at interest and interest sensitive contract liabilities, respectively.

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

                  Note 6   INVESTMENTS

Major categories of net investment income consist of the following (in thousands):


  Years Ended December 31                                                           2001                 2000           1999
  -----------------------                                                       -----------         ------------     -----------
  Fixed maturity securities                                                    $    192,685        $     189,750    $    252,399
  Mortgage loans on real estate                                                      11,569               10,003          11,284
  Policy loans                                                                       54,713               44,712          42,378
  Funds withheld at interest                                                         72,753               69,715          23,490
  Short-term investments                                                              6,513               11,129          10,901
  Other invested assets                                                               5,092                3,497           2,912
                                                                                      -----                -----           -----
       Investment revenue                                                           343,325              328,806         343,364
  Investment expense                                                                  2,766                2,301           3,084
                                                                                      -----                -----           -----
           Net investment income                                               $    340,559        $     326,505    $    340,280
                                                                                    =======              =======         =======


The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities at December 31, 2001 and 2000 are as follows (in thousands):



                                                                 Amortized          Unrealized       Unrealized         Fair
        2001                                                       Cost               Gains            Losses           Value
  ------------------                                            -----------       -------------    -------------    -------------
  Available for sale:
     Commercial and industrial                                  $   861,369       $      22,127    $      37,052    $     846,444
     Public utilities                                               260,856               9,429            5,860          264,425
     Asset-backed securities                                        244,736               6,590           38,348          212,978
     Canadian and Canadian provincial governments                   445,077              64,240           17,320          491,997
     Mortgage-backed securities                                     460,245              13,190            6,922          466,513
     Finance                                                        260,630               6,939           12,619          254,950
     U.S. government and agencies                                   165,416               2,104            2,206          165,314
     Other foreign government                                        32,357                  71              522           31,906
     Australian government agencies                                  13,761                 167               67           13,861
     Argentine government and agencies                               20,975                  --            1,078           19,897
                                                                -----------       -------------    -------------    -------------
                                                                $ 2,765,422       $     124,857    $     121,994    $   2,768,285
                                                                ===========       =============    =============    =============




                                                                  Amortized          Unrealized      Unrealized          Fair
       2000                                                         Cost               Gains           Losses            Value
  ------------------                                            -----------       -------------    -------------    -------------
 Available for sale:
     Commercial and industrial                                  $ 1,138,047       $      21,837    $      97,220   $    1,062,664
     Public utilities                                               366,767              39,285           20,273          385,779
     Asset-backed securities                                        319,929               3,631           55,178          268,382
     Canadian and Canadian provincial governments                   289,144              58,565            7,924          339,785
     Mortgage-backed securities                                     266,171               6,202           10,538          261,835
     Finance                                                        213,654               6,081            6,726          213,009
     U.S. government and agencies                                    87,208               2,513               25           89,696
     Other foreign government                                        18,373                 177                -           18,550
     Australian government agencies                                  14,889                  18               30           14,877
     Argentine government and agencies                               39,339                 205            1,281           38,263
                                                                -----------       -------------    -------------    -------------
                                                                $ 2,753,521       $     138,514    $     199,195   $    2,692,840
                                                                ===========       =============    =============    =============


There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 2001 or 2000, other than investments issued or guaranteed by the U.S. government.

Common and preferred equity investments and derivative financial instruments are included in other invested assets in the Company's consolidated balance sheet. The cost basis of equity investments at December 31, 2001 and 2000 was approximately $89.9 million and $15.4 million, respectively. The cost basis of the derivative financial instruments at December 31, 2001 and 2000 was approximately $4.4 million.

The amortized cost and estimated fair value of fixed maturity investments at December 31, 2001 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2001, the contractual maturities of investments in fixed maturity securities were as follows (in thousands):

                                                                                               Amortized                Fair
                                                                                                 Cost                  Value
                                                                                             -------------         -------------
  Available for sale:
     Due in one year or less                                                                $       32,908        $       33,643
     Due after one year through five years                                                         394,005               405,450
     Due after five years through ten years                                                        540,229               545,655
     Due after ten years                                                                         1,093,299             1,104,046
     Asset and mortgage-backed securities                                                          704,981               679,491
                                                                                                   -------               -------
                                                                                            $    2,765,422        $    2,768,285
                                                                                                 =========             =========


Net realized investment gains or losses, consist of the following (in thousands):


                                                                              2001                2000              1999
                                                                         ------------        -------------      ------------
  Years Ended December 31
  Fixed maturities and equity securities available for sale:
     Realized gains                                                      $     34,108        $       2,487        $   19,683
     Realized losses                                                         (101,854)             (23,142)          (81,936)
  Other, net                                                                     (685)              (7,996)          (13,055)
                                                                              -------             --------          --------
  Net losses                                                             $    (68,431)       $     (28,651)       $  (75,308)
                                                                              =======             ========          ========

Included in net realized losses are other than temporary write-downs of fixed maturity securities of approximately $43.4 million, $10.1 million, and $15.4 million in 2001, 2000, and 1999, respectively. Approximately $36.3 million of the other than temporary write-downs in 2001 related to the Company's asset-backed securities portfolio. The Company incurred approximately $9.1 million in realized losses associated with the other than temporary write-down and sale of Enron securities. Additionally, the Company incurred approximately $27.0 million in realized capital losses when it liquidated substantially all of its Argentine-based investment securities. The Company reinvested the proceeds from these sales in U.S. dollar based securities in order to reduce its exposure to the volatile Argentine economy. Other losses during 2000 include $8.9 million in realized losses associated with the sale of subsidiaries. The recapture of the funding agreement business by General American led to the majority of the realized losses in 1999.

Securities with an amortized cost of $2.8 million and $3.1 million were on deposit with various state or governmental insurance departments to comply with applicable insurance laws at December 31, 2001 and 2000, respectively. Securities with an amortized cost of $396.8 million and $411.6 million were held in trust in Canada at December 31, 2001 and 2000, respectively, to satisfy collateral requirements for reinsurance business conducted in Canada. Additionally, securities with an amortized cost of $820.9 million and $821.5 million at December 31, 2001 and 2000, respectively, were held in trust to satisfy collateral requirements of certain reinsurance treaties.

At December 31, 2001, fixed maturities held by the Company that were below investment grade or not rated by an independent rating agency had an estimated fair value of approximately $159.5 million. At December 31, 2001, the Company owned non-income producing securities with an amortized cost of $48.1 million.

The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75 percent or less for domestic mortgages. The distribution of mortgage loans by property type is as follows (in thousands):

                                                                     2001                                      2000
                                                      -----------------------------------        ------------------------------
                                                          Carrying             Percentage            Carrying        Percentage
                                                            Value               Of Total               Value         Of Total
                                                      ------------             ----------        ------------        ----------
Property Type:
 Apartment                                              $      705                   .43%          $    1,028              .80%
 Retail                                                     49,153                 29.98%              48,290            37.65%
 Office building                                            72,958                 44.50%              50,299            39.21%
 Industrial                                                 39,037                 23.81%              26,423            20.60%
 Other commercial                                            2,095                  1.28%               2,227             1.74%
                                                           -------                -------             -------           -------
                                                           163,948                100.00%             128,267           100.00%
                                                                                  =======                               =======
Less: Allowance                                                  -                                      (156)
                                                           -------                                    -------
Total                                                   $  163,948                                 $  128,111
                                                           =======                                    =======

All the Company's mortgage loans are amortizing loans. As of December 31, 2001 and 2000, the Company's mortgage loans were distributed as follows (in thousands):

                                                              2001                         2000
                                              --------------------------------  ---------------------------
                                                  Carrying          Percentage    Carrying     Percentage
                                                   Value             Of Total      Value        of Total
                                              --------------        ----------  ------------  -------------
United States:
   Arizona                                    $        9,102           5.55%    $    13,606      10.61%
   California                                         38,178          23.29%         20,538      16.01%
   Colorado                                            7,998           4.88%          1,924       1.50%
   Florida                                             7,944           4.85%          5,787       4.51%
   Georgia                                            21,258          12.97%          8,013       6.25%
   Illinois                                           12,187           7.43%         12,606       9.83%
   Indiana                                             5,363           3.27%          5,497       4.29%
   Kansas                                              7,379           4.50%          7,663       5.97%
   Maryland                                            4,436           2.71%          4,686       3.65%
   Missouri                                            7,301           4.45%          7,475       5.83%
   Nevada                                              1,340            .81%          1,414       1.10%
   North Carolina                                     16,301           9.94%         16,688      13.01%
   Pennsylvania                                        5,668           3.46%          5,759       4.49%
   Texas                                               2,159           1.32%          2,233       1.74%
   Virginia                                            3,442           2.10%              -           -
   Washington                                         13,892           8.47%         14,378      11.21%
                                                     -------          -------       -------     -------
                                                     163,948          100.00%       128,267     100.00%
                                                                      =======                   =======
Less: Allowance                                            -                          (156)
                                                     -------                        -------
Total                                         $      163,948                    $   128,111
                                                     =======                        =======




There were no loans delinquent at December 31, 2001.

The maturities of the mortgage loans are as follows (in thousands):


                                                           2001               2000
                                                      ---------------   ----------------
Due within one year                                   $          -         $      311
Due one year through five years                              8,609              1,160
Due after five years                                        84,839             45,446
Due after ten years                                         70,500             81,350
                                                           -------            -------
Subtotal                                                   163,948            128,267
Less: Allowance                                                  -              (156)
                                                           -------            -------
Total                                                 $    163,948         $  128,111
                                                           =======            =======

                  Note 7   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. SFAS No. 107, "Disclosures about the Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties (in thousands):

                                                                   2001                                 2000
                                                   ----------------------------------   ----------------------------------
                                                      Carrying           Estimated          Carrying          Estimated
                                                        Value            Fair Value           Value           Fair Value
                                                   ------------------   -------------   ------------------   -------------
Assets:
          Fixed maturities                           $      2,768,285    $  2,768,285      $     2,692,840    $  2,692,840
          Mortgage loans on real estate                       163,948         164,904              128,111         131,730
          Policy loans                                        774,660         774,660              706,877         706,877
          Funds withheld at interest                        1,142,643       1,133,781              938,362         935,748
          Short-term investments                              140,573         140,573               68,735          68,735
          Other invested assets                                98,315          98,315               25,233          25,233
Liabilities:
          Interest sensitive contract                $      2,325,264    $  2,264,432      $     2,149,417    $  2,095,165
          liabilities
          Long-term debt                                      323,396         328,905              272,257         274,420
          Company-obligated mandatorily
             redeemable preferred securities                  158,085         158,839                   -                -


Publicly traded fixed maturity securities are valued based upon quoted market prices. Private placement securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company's investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. The carrying value of funds withheld at interest generally equals fair value except were the funds withheld are specifically identified in the agreement. The carrying value of short-term investments at December 31, 2001 and 2000 approximates fair value. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheet.

The fair value of the Company's interest sensitive contract liabilities is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company's long-term debt and the company-obligated mandatorily redeemable preferred securities are estimated based on quoted market prices for corporations with similar credit quality.

                  Note 8   REINSURANCE

Retrocession reinsurance contracts do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company; consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2001 and 2000, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers/retrocessionaires.

The effect of reinsurance on premiums and amounts earned is as follows (in thousands):


                                                                        2001                     2000                  1999
                                                                  ---------------            -------------         -------------
 Years Ended December 31
  Direct premiums and amounts assessed
     against policyholders                                         $       11,471            $      26,077         $      41,174
  Reinsurance assumed                                                   1,839,083                1,600,106             1,543,634
  Reinsurance ceded                                                      (188,792)                (222,117)             (269,170)
                                                                        ---------                ---------             ---------
  Net premiums and amounts earned                                  $    1,661,762            $   1,404,066         $   1,315,638
                                                                        =========                =========             =========


The effect of reinsurance on policyholder claims and other policy benefits is as follows (in thousands):



                                                                         2001                     2000                  1999
                                                                   ---------------            -------------         -------------
Years Ended December 31
  Direct                                                            $       6,104             $      27,327         $     53,358
  Reinsurance assumed                                                   1,525,248                 1,290,175            1,200,155
  Reinsurance ceded                                                      (154,550)                 (213,954)            (186,402)
                                                                        ---------                ----------            ---------
  Net policyholder claims and benefits                              $   1,376,802             $   1,103,548         $  1,067,111
                                                                        =========                ==========            =========


At December 31, 2001 and 2000, there were no reinsurance receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

  The impact of reinsurance on life insurance in force is shown in the following schedule (in millions):


  Life Insurance In Force                        Direct          Assumed             Ceded            Net       Assumed/Net %
  -----------------------                      -----------    -------------     -------------    -----------    -------------
  December 31, 2001                           $         73   $      615,990    $      117,748   $    498,315       123.61%
  December 31, 2000                                     86          545,950            78,226        467,810       116.70%
  December 31, 1999                                     81          446,943            36,569        410,455       108.89%




At December 31, 2001, RGA Reinsurance has provided approximately $547.8 million of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements and to enhance ceding companies' financial strength. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance, including approximately $23.2 million to MetLife and its subsidiaries. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2001, these treaties had approximately $246.7 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $396.8 million were held in trust in Canada at December 31, 2001 to satisfy collateral requirements for reinsurance business. Additionally, securities with an amortized cost of $820.9 million, as of December 31, 2001, were held in trust to satisfy collateral requirements of certain other reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

              Note 9   DEFERRED POLICY ACQUISITION COSTS


The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

                                                                        2001                      2000                 1999
                                                                  ---------------           ---------------        -------------
Years Ended December 31
  Deferred policy acquisition costs
      Assumed                                                       $     901,709             $     715,318         $    542,393
      Retroceded                                                         (101,390)                  (93,843)             (64,004)
                                                                        ---------                   -------              -------
  Net                                                               $     800,319             $     621,475         $    478,389
                                                                        =========                   =======              =======



Year Ended December 31,                                                 2001                       2000                  1999
                                                                      -------                     ------                ------
  Beginning of year                                                 $    621,475              $    478,389          $    351,042
  Capitalized
      Assumed                                                            485,647                   382,772               333,020
      Retroceded                                                         (29,805)                  (43,452)              (30,922)
  Amortized

      Assumed                                                           (299,256)                 (209,847)             (177,440)
      Retroceded                                                          22,258                    13,613                 2,689
                                                                          ------                    ------                 -----
  End of year                                                       $    800,319              $    621,475          $    478,389
                                                                         =======                   =======               =======



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

              Note 10  INCOME TAX

Provision for income tax expense attributable to income from operations consists of the following (in thousands):

                                                                         2001                     2000                 1999
                                                                  ---------------           ---------------        -------------
Years Ended December 31
Current income tax                                                 $       49,738             $     12,789          $   (20,835)
Deferred income tax expense                                               (31,866)                  46,494               40,430
Foreign current tax                                                         9,412                     (728)              11,881
Foreign deferred tax                                                       (1,035)                  10,716                7,583
                                                                           ------                   ------               ------
    Provision for income taxes                                     $       26,249             $     69,271          $    39,059
                                                                           ======                   ======               ======


Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (in thousands):

                                                                                2001                 2000               1999
                                                                           --------------         -----------        ----------
Years Ended December 31
Tax provision at U.S. statutory rate                                      $        23,153        $     61,371       $    32,575
Increase in income taxes resulting from:
     Foreign tax rate differing from U.S. tax rate                                   (784)              1,049               994
     Foreign tax credit                                                                --                  --                --
     Travel and entertainment                                                          32                 134               136
     Intangible amortization                                                           65                 215               284
     Deferred tax valuation allowance                                               3,501               2,369             2,655
     Basis differential on sale of Chilean subsidiaries                                --               2,447                --
     Other, net                                                                       282               1,686             2,415
                                                                                   ------              ------            ------
      Total provision for income taxes                                    $        26,249        $     69,271       $    39,059
                                                                                   ======              ======            ======

Total income taxes were as follows (in thousands):

                                                                                2001                 2000               1999
                                                                           --------------         -----------        ----------
Years Ended December 31
Income tax from continuing operations:                                      $   26,249         $     69,271         $    39,059
     Tax benefit on discontinued operations                                     (3,691)             (15,140)             (6,855)
     Income tax from stockholders' equity:
     Unrealized holding gain or (loss) on debt and equity
       securities recognized for financial reporting purposes                   21,320               51,766            (104,174)
     Exercise of stock options                                                  (1,653)                (344)               (194)
     Foreign currency translation                                               (5,266)               3,208               2,702
                                                                               -------              -------             -------
       Total income tax provided                                            $   36,959         $    108,761         $   (69,462)
                                                                               =======              =======             =======

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2001 and 2000, are presented in the following tables (in thousands):


                                                                                                    2001                 2000
                                                                                              -------------          -----------
Years Ended December 31
  Deferred income tax assets:
       Nondeductible accruals                                                                $       19,433         $     12,271
       Differences in foreign currency translation                                                    3,824               11,349
       Deferred acquisition costs capitalized for tax                                                28,103               24,976
       Net operating loss carryforward                                                              122,852               94,781
       Foreign tax & AMT credit carryforward                                                          7,540                2,347
       Capital loss carryforward                                                                      4,748                1,759
                                                                                                      -----                -----
       Subtotal                                                                                     186,500              147,483
       Valuation allowance                                                                          (13,748)              (6,204)
                                                                                                    -------               ------
         Total deferred income tax assets                                                           172,752              141,279
                                                                                                    -------              -------
  Deferred income tax liabilities:
       Deferred acquisition costs capitalized for financial reporting                               296,290              208,060
       Differences   between  tax  and  financial  reporting  amounts  concerning
       certain reinsurance transactions and reserve for policies                                     22,661               95,400
       Differences in the tax basis of cash and invested assets                                      15,893                8,724
                                                                                                     ------                -----
         Total deferred income tax liabilities                                                      334,844              312,184
                                                                                                    -------              -------
             Net deferred income tax liabilities                                             $      162,092         $    170,905
                                                                                                    =======              =======


As of December 31, 2001 and 2000, a valuation allowance for deferred tax assets of approximately $13.7 million and $6.2 million, respectively, was provided on the foreign tax credits and net operating and capital losses of RGA, RGA Reinsurance, RGA Australia, GA Argentina, RGA South Africa, and RGA UK. The Company utilizes valuation allowances when it determines, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized. The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned domestic and foreign subsidiaries because the Company currently does not expect those unremitted earnings to become taxable to the Company in the foreseeable future. This is due to the fact that the unremitted earnings will not be repatriated in the foreseeable future, or because those unremitted earnings that may be repatriated will not be taxable through the application of tax planning strategies that management would utilize.

During 2001 and 2000, the Company received federal income tax refunds of approximately $5.0 million and $44.8 million, respectively. The Company did not receive a federal income tax refund in 1999. The Company made federal income tax payments of approximately $26.4 million, $6.5 million, and $18.4 million during 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company recognized deferred tax assets associated with net operating losses of approximately $313.9 million and $247.7 million, respectively, that will expire between 2011 and 2016. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carry forwards and in any event, will not be lost due to the application of tax planning strategies that management would utilize.

The Internal Revenue Service has audited the Company for the years through and including 1997. The Company is being audited for the years 1998, 1999 and 2000. The Company believes that any adjustments that might be required for open years will not have a material effect on the Company's consolidated financial statements.

               Note 11   EMPLOYEE BENEFIT PLANS

Most of the Company's U.S. employees participate in a non-contributory defined benefit pension plan sponsored by RGA Reinsurance. The benefits under the pension plan are based on years of service and compensation levels. Certain management individuals participate in several nonqualified defined benefit and defined contribution plans sponsored by RGA Reinsurance. Those plans are unfunded and are deductible for federal income tax purposes when the benefits are paid. The Company recorded net benefits expense of approximately $1.1 million, $0.9 million, and $0.7 million for 2001, 2000 and 1999, respectively, related to these plans. The unfunded benefit liability related to these plans as of December 31, 2001 and 2000 was approximately $6.5 million and $5.4 million, respectively.

The Company's full time U.S. employees may participate in a defined benefit profit sharing plan. The plan also has a cash or deferred option under Internal Revenue Code section 401(k). The Company's contributions, which are partially tied to RGA's operating results and employee 401(k) contributions, were approximately $1.3 million in 2001.The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree's cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $0.5 million, $0.3 million, and $0.3 million for 2001, 2000 and 1999, respectively, related to these postretirement plans. The projected obligation was approximately $3.5 million and $2.2 million as of December 31, 2001 and 2000, respectively.

The 2001 postretirement benefit cost assumes a 12% annual rate of increase in the per capita cost of covered health care benefits. The rate is assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the 2001 net periodic benefit cost by approximately $98,000 and the 2001 postretirement benefit obligation by approximately $664,000.

               Note 12  RELATED PARTY TRANSACTIONS


Prior to September 1, 2000, Conning Asset Management Company ("Conning"), a majority-owned subsidiary of General American, until its sale in April 2001, provided investment management and advisory services to RGA, RGA Reinsurance, RGA Barbados, Australian Holdings and RGA Life Reinsurance Company of Canada ("RGA Canada"). These services were provided pursuant to agreements at the rate of 0.09% of fixed maturity assets managed and 0.22% of mortgage loans managed, payable quarterly, based on the average book value of the portfolios managed during each calendar quarter. On September 1, 2000, the Company contracted with a third party to provide the majority of investment management and advisory services for these portfolios. Conning, however, continues to provide accounting services for such portfolios, and certain accounting, management, and advisory services related to the Company's mortgage loan and collateralized mortgage-backed securitization portfolios. The cost for Conning's services for the years ended December 31, 2001, 2000, and 1999, was approximately $0.3 million, $1.7 million, and $2.8 million, respectively. Management does not believe that the various amounts charged by Conning to the Company would have been materially different if they had been incurred from an unrelated third party.

Subject to written agreements with RGA and RGA Reinsurance, General American has historically provided certain administrative services to RGA and RGA Reinsurance. Such services have included legal, treasury, employee benefit, payroll, and personnel. The cost for the years ended December 31, 2001, 2000, and 1999, was approximately $1.1 million, $2.6 million, and $2.2 million, respectively. Management does not believe that the various amounts charged by General American to the Company would be materially different if they had been incurred from an unrelated third party. During 2001, the Company began performing certain of these services in-house.

Prior to moving its operations in August of 1999 to a leased facility owned by a third party, the Company conducted its business primarily from premises leased by RGA Reinsurance from General American. RGA Reinsurance made rental payments in 1999 to General American, principally for office space, of approximately $1.1 million.

The Company also has direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2001 and 2000, the Company had assets and liabilities related to these agreements totaling $112.5 million and $109.0 million, and $103.3 million and $114.1 million, respectively. Additionally, the Company reflected net assumed premiums of approximately $149.3 million, $144.0 million, and $130.3 million in 2001, 2000, and 1999, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain (loss) on this business was approximately $26.1 million, $17.8 million, and $(31.0) million in 2001, 2000, and 1999, respectively. This includes realized gains (losses) on the disposal of investment securities of ($70.4) million for 1999.

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

          Note 13   LEASE COMMITMENTS

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2001 are as follows:

                                     2002             $4.4 million
                                     2003             $4.3 million
                                     2004             $3.8 million
                                     2005             $3.7 million
                                     2006             $3.7 million
                                     Thereafter       $12.0 million

Rent expenses amounted to approximately $5.3 million, $4.7 million, and $4.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.

          Note 14 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS - SIGNIFICANT SUBSIDIARIES


The statutory basis financial condition of RCM, RGA Reinsurance and RGA Canada, as of December 31, 2001 and 2000 was as follows (in thousands):

                                                 RCM                   RGA Reinsurance                      RGA Canada
                                     -------------------------   ----------------------------   ------------------------------
                                        2001          2000           2001            2000           2001             2000
                                     ----------   ------------   ------------    ------------   ------------     -------------
  Assets                             $  549,359   $    500,879   $  5,760,814    $  4,876,745   $    881,996     $     826,841
  Liabilities                             4,837          7,927      5,220,271       4,377,685        702,707           659,096
  Total capital and surplus             544,522        492,952        540,543         499,060        179,289           167,745


The statutory basis net income (loss) of RCM, RGA Reinsurance and RGA Canada for the periods indicated was as follows (in thousands):

                                                                  2001           2000              1999
                                                                 -------        -------           -------
                      RCM                                       $  4,025       $ (7,348)         $     --
                      RGA Reinsurance                            (84,463)        80,575           (51,283)
                      RGA Canada                                  12,285          6,646             2,087


The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. Pursuant to this calculation, RGA Reinsurance's allowable dividend without prior approval for 2002 would be $54.1 million. However, the applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of December 31, 2001, RGA Reinsurance had unassigned surplus of $51.7 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2002, RCM could pay a maximum dividend, without prior approval, to RGA equal to its unassigned surplus, approximately $19.3 million. The maximum amount available for dividends by RGA Canada to RGA under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $50.6 million. Dividend payments from other subsidiaries and joint ventures are subject to regulations in the country of domicile.

                  Note 15   COMMITMENTS AND CONTINGENT LIABILITIES


The Company is currently a party to arbitrations that involve four separate medical reinsurance arrangements, two arbitrations relative to the Company's portfolio of personal accident business, and one recent lawsuit involving aviation bodily injury carve-out reinsurance coverage. As of January 31, 2002, the ceding companies involved in these disputes have raised claims that are $35.4 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22, "Discontinued Operations" for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending arbitration or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of Management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At December 31, 2001, there were approximately $33.8 million of outstanding bank letters of credit in favor of unaffiliated entities and $4.0 million in favor of entities affiliated with the Company. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas, RGA Barbados, and Triad Re, Ltd. As of December 31, 2001, $338.1 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace.

                  Note 16   LONG-TERM DEBT


The Company's long-term debt consists of the following:

                        (in millions)                                     2001        2000
                        -----------------------------                    -----        -----
                        Senior Notes @ 6.75% due 2011                   $199.8       $   --
                        Senior Notes @7.25% due 2006                      99.4         99.3
                        Revolving Credit Facilities                       24.2         98.0
                        Affiliated Term Loan                                 -         75.0
                                                                             -         ----
                        Total                                           $323.4       $272.3
                                                                        ======       ======

On March 1, 2001, RGA entered into a term loan agreement and note whereby it borrowed $75.0 million from MetLife Credit Corp., an affiliate of MetLife, at an interest rate of 75.5 basis points over the 30-day AA financial discount rate on commercial paper. RGA used the proceeds to prepay and terminate a $75.0 million term loan note with General American, also an affiliate of MetLife.

On December 19, 2001, RGA issued 6.75% Senior Notes with a face value of $200.0 million. These senior notes have been registered with the SEC. The net proceeds from the offering were approximately $198.5 million and were used to pay down a balance of $120 million on a revolving credit facility and to prepay and terminate the $75 million term loan with MetLife Credit Corp. Capitalized issuance costs were $2.1 million.

The Company has revolving credit facilities in the United States, Great Britain, and Australia, under which it may borrow up to approximately $180 million. As of December 31, 2001, the Company had drawn approximately $24.2 million under these facilities at rates ranging from 4.40% to 4.97%.

Terminations of revolving credit facilities and maturities of senior notes over the next five years, assuming the exercise of extension options, would be $24.2 million in 2005 and $100.0 million in 2006. The Company may draw up to $140.0 million on its U.S. revolving credit facility that expires in 2003.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2001, the Company had $323.4 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. Of that amount, approximately $24.2 million is subject to immediate payment upon a downgrade of the Company's senior long-term debt rating, unless a waiver is obtained from the lenders. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. Interest paid on debt during 2001, 2000, and 1999 totaled $18.5 million, $16.9 million, and $9.6 million, respectively.

                  Note 17  ISSUANCE OF TRUST PIERS UNITS


In December 2001, RGA, through its wholly-owned trust ("RGA Capital Trust I" or "the Trust") issued $225.0 million in Preferred Income Equity Redeemable Securities ("PIERS") Units.

Each PIERS unit consists of:

1) A preferred security issued by RGA Capital Trust I (the Trust), having a stated liquidation amount of $50 per unit, representing an undivided beneficial ownership interest in the assets of the Trust, which consist solely of junior subordinated debentures issued by RGA which have a principal amount at maturity of $50 and a stated maturity of March 18, 2051. The preferred securities and subordinated debentures were issued at a discount (original issue discount) to the face or liquidation value of $14.87 per security. The securities will accrete to their $50 face/liquidation value over the life of the security on a level yield basis. The interest rate on the preferred securities and the subordinated debentures is 5.75% per annum of the face amount.

2) A warrant to purchase, at any time prior to December 15, 2050, 1.2508 shares of RGA stock at an exercise price of $50. The fair market value of the warrant on the issuance date is $14.87 and is detachable from the preferred security.

RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The Trust exists for the sole purpose of issuing the PIERS units. The discounted value of the preferred securities ($158.1 million) and the market value of the warrants ($66.9 million) at the time of issuance are reflected in the balance sheet in the line items "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company" and "Warrants," respectively.

Associated with the issuance of the PIERS units, the Company capitalized issuance expenses of $5.4 million to "Other assets" and recorded $2.3 million directly to "Additional paid in capital."

                  Note 18   SEGMENT INFORMATION

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa. The Asia Pacific, Latin America, and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as creditor and critical illness products. Other International operations primarily provide traditional life reinsurance, privatized pension plan reinsurance, which the Company ceased renewing during 2001, and reinsurance of critical illness risks primarily in Asia Pacific, Latin America, and Europe. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

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

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to revenues, income (loss) before income taxes, and assets of the Company's continuing operations are summarized below.

                                                                 2001              2000              1999
                                                              ---------          ---------         ---------
For the Years ended December 31,
(in thousands)
Revenues
       U.S.                                                  $1,468,739         $1,271,629        $1,143,243
       Canada                                                   247,624            237,303           221,134
       Other International:
          Latin America                                          33,681             75,944           127,791
          Asia Pacific                                          126,653            100,985            77,329
          Europe & South Africa                                  96,455             35,288            25,649
       Corporate                                                 (4,868)             4,586            11,936
                                                            -----------         ----------        ----------
             Total from continuing operations                $1,968,284         $1,725,735        $1,607,082
                                                            ===========         ==========        ==========


                                                                      2001              2000            1999
                                                                   ---------         ---------        ---------
For the Years ended December 31,
(in thousands)
Income (loss) from continuing operations before income taxes
     U.S.                                                          $ 125,711         $ 167,209        $  70,537
     Canada                                                           51,516            39,858           37,879
     Other International:
         Latin America                                               (79,097)           (6,535)           2,360
         Asia Pacific                                                  3,007             1,205           (6,790)
         Europe & South Africa                                          (963)           (2,380)          (3,854)
     Corporate                                                       (34,024)          (24,299)          (8,028)
                                                                   ---------         ---------         --------
           Total from continuing operations                         $ 66,150         $ 175,058         $ 92,104
                                                                   =========         =========         ========


Subsidiaries in which the Company has an ownership position less than or equal to fifty percent, but greater than or equal to twenty percent are reported on the equity basis of accounting. The equity in the net income of subsidiaries is not material to the results of operations or financial position of individual segments or the Company taken as a whole.

                                                                      2001              2000            1999
                                                                    ---------         ---------       ---------
For the Years ended December 31,
(in thousands)
Interest expense
     Other International:
         Asia Pacific                                               $    867           $   980          $   491
         Europe & South Africa                                           681               502                -
     Corporate                                                        16,549            16,114           10,529
                                                                    --------           -------          -------
           Total from continuing operations                         $ 18,097           $17,596          $11,020
                                                                    ========           =======          =======




                                                                       2001               2000            1999
                                                                    ---------          ---------       ---------
For the Years ended December 31,
(in thousands)
Depreciation and amortization
     U.S.                                                          $ 236,981         $  178,490       $ 158,135
     Canada                                                           33,048             16,794          17,215
     Other International:
         Latin America                                                12,136              5,204          (5,615)
         Asia Pacific                                                 30,681             20,170          31,930
         Europe & South Africa                                        15,621              4,001           8,819
                                                                   ---------         ----------       ---------
           Total from continuing operations                        $ 328,467         $  224,659       $ 210,484
                                                                   =========         ==========       =========


The table above includes amortization of the Company's deferred acquisition costs.


                                                                     2001               2000            1999
                                                                 ----------         ----------      ----------
As of  December 31,
(in thousands)
Assets
     U.S.                                                        $ 4,364,488        $4,001,272      $ 2,987,710
     Canada                                                        1,432,986         1,384,768        1,245,243
     Other International:
         Latin America                                               152,586           140,610          340,502
         Asia Pacific                                                238,788           236,031          160,785
         Europe & South Africa                                       137,499            33,214            5,791
     Corporate and discontinued operations                           567,998           265,965          383,712
                                                                 -----------        ----------      -----------
             Total assets                                        $ 6,894,345        $6,061,860      $ 5,123,743
                                                                 ===========        ==========      ===========


Capital expenditures of each reporting segment were immaterial in the periods noted.

During 2001, two clients accounted for more than 10% of the Canada operation's gross premiums, consisting of C$93.3 and C$39.9 million, or 30.1% and 12.9%, respectively, of the Canada operation's gross premiums in 2001. During 2001, two clients, one each in Australia and Hong Kong, generated approximately $54.1 million, or 39.9% of the total gross premiums for the Asia Pacific operations. During 2001, two clients of the Company's UK operations generated approximately $56.2 million, or 58.4% of the total gross premiums for the Europe & South Africa operations.

                  Note 19  STOCK OPTIONS

The Company adopted the RGA Flexible Stock Plan (the "Plan") in February 1993 and the Flexible Stock Plan for Directors (the "Directors Plan") in January 1997 (collectively, the "Stock Plans"). The Stock Plans provide for the award of benefits (collectively "Benefits") of various types, including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, cash awards, and other stock based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. In general, options granted under the Plan become exercisable over vesting periods ranging from one to eight years while options granted under the Directors Plan become exercisable after one year. As of December 31, 2001, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 4,317,530 and 112,500, respectively. Options are generally granted with an exercise price equal to the stock's fair value at the date of grant and expire 10 years after the date of grant. Information with respect to option grants under the Stock Plans follow.

                                                     2001                            2000                           1999
                                           --------------------------     ---------------------------    --------------------------
                                                      Weighted-Average               Weighted-Average              Weighted-Average
                                            Options    Exercise price      Options     Exercise price     Options    Exercise price
                                           ---------  ----------------    ---------  ----------------    --------- ----------------
BALANCE AT BEGINNING OF YEAR               2,065,731        $22.03        1,653,137        $21.41        1,536,960        $19.07
Granted                                      493,037        $30.05          456,407        $23.38          220,124        $35.63
Exercised                                   (224,892)       $14.00          (43,058)       $12.37          (65,476)       $12.10
Forfeited                                     (7,068)       $34.37             (755)       $35.33          (27,600)       $21.01
Impact of exchange of voting for
 non-voting grants                                 -             -                -             -         (10,871)             -
                                           ---------- ---------------- ------------- ---------------- ------------- ---------------
BALANCE AT END OF YEAR                     2,326,808        $24.42        2,065,731        $22.03        1,653,137        $21.41
                                           ========== ================ ============= ================ ============= ===============



                                              Options Outstanding                              Options Exercisable
                              ----------------------------------------------------       -------------------------------
                                               Weighted-Average   Weighted-Average                       Weighted-Average
            Range of         Outstanding as       Remaining           Exercise            Exercisable as     Exercise
         Exercise Prices      of 12/31/2001   Contractual Life          Price              of 12/31/2001       Price
        ----------------     --------------   ----------------    ----------------        --------------  ---------------
        $10.00 - $14.99           325,395             1.9              $12.10                  205,862        $12.02
        $15.00 - $19.99            32,522             4.0              $15.61                   22,268        $15.61
        $20.00 - $24.99           937,990             5.2              $21.71                  579,584        $20.99
        $25.00 - $29.99           687,021             8.0              $28.79                  137,312        $26.68
        $30.00 - $34.99            22,500             6.6              $32.03                   22,500        $32.03
        $35.00 - $39.99           321,380             6.8              $35.81                  147,481        $35.76
                              -----------      ----------          ----------            -------------    ----------
                      TOTALS    2,326,808             5.8              $24.42                1,115,007        $22.10
                              ===========      ==========          ==========            =============    ==========


The per share weighted-average fair value of stock options granted during 2001, 2000, and 1999 was $11.87, $9.40, and $11.24 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001-expected dividend yield of 0.8%, risk-free interest rate of 5.04%, expected life of 5.8 years, and an expected rate of volatility of the stock of 35% over the expected life of the options; 2000-expected dividend yield of 0.8%, risk-free interest rate of 6.12%, expected life of 5.8 years, and an expected rate of volatility of the stock of 33% over the expected life of the options; 1999-expected dividend yield of 0.8%, risk-free interest rate of 5.64%, expected life of 5.0 years, and an expected rate of volatility of the stock of 26% over the expected life of the options.

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

                                                                             2001             2000              1999
                                                                         ------------     ------------     -------------
  Net income (in thousands)         As reported                         $      33,046    $      77,669    $       40,858
                                    Pro forma                           $      29,827    $      75,105    $       38,953

  Basic earnings per share          As reported                         $        0.67    $        1.57    $         0.89
                                    Pro forma                           $        0.60    $        1.52    $         0.85
  Diluted earnings per share        As reported                         $        0.66    $        1.56    $         0.88
                                    Pro forma                           $        0.60    $        1.50    $         0.84



In January 1999, the Board approved restricted stock awards of 13,500 non-voting shares under the Company's Flexible Stock Plan. During 1999, the non-voting restricted stock awards were converted into 13,096 shares of voting restricted stock. Compensation expense related to restricted stock awards is being amortized over the individual agreements vesting periods. In January 2002, the Board approved an additional 539,342 incentive stock options at $31.91 per share under the Company's Flexible Stock Plan.

                  Note 20   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

                                                                            2001              2000             1999
                                                                        ------------     -------------    --------------
Earnings:
    Income from continuing operations (numerator for
      basic and diluted calculations)                                       $39,901           $105,787           $53,045
Shares:
    Weighted average outstanding shares
      (denominator for basic calculation)                                    49,420             49,538            45,794
    Equivalent shares from outstanding stock options                            485                382               452
                                                                        -----------       ------------    --------------
        Diluted shares (denominator for diluted calculation)                 49,905             49,920            46,246
Earnings per share from continuing operations:
    Basic                                                                     $0.81              $2.14             $1.16
    Diluted                                                                   $0.80              $2.12             $1.15
                                                                        -----------       ------------    --------------


Diluted earnings per share exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of the outstanding Warrants, as the Company could repurchase more shares than it issues with the exercise proceeds.

                  Note 21   COMPREHENSIVE INCOME

The following table presents the components of the Company's other comprehensive income for the years ended December 31, 2001, 2000 and 1999 (in thousands):

FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2001:


                                                               BEFORE-TAX AMOUNT    TAX (EXPENSE) BENEFIT    AFTER-TAX AMOUNT
                                                             ---------------------- ---------------------- ----------------------
Foreign currency translation adjustments
      Change arising during year                                        $ 15,045               $  (5,266)            $  9,779
Unrealized gains on securities:
    Unrealized holding gains arising during the year                      (5,193)                   (136)              (5,329)
    Less:  reclassification  adjustment for losses realized
       in net income                                                     (68,431)                 21,185              (47,246)
    Net unrealized gains                                                  63,238                 (21,321)              41,917
                                                                        --------               ----------            --------
               Other comprehensive income                               $ 78,283               $ (26,587)            $ 51,696
                                                                        ========               ==========            ========


FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2000:

                                                               BEFORE-TAX AMOUNT    TAX (EXPENSE) BENEFIT    AFTER-TAX AMOUNT
                                                             ---------------------- ---------------------- ----------------------
Foreign currency translation adjustments
      Change arising during year                                         $  (13,855)            $  4,849              $ (9,006)
      Less:    reclassification   adjustment   for   losses
        realized in net income                                               (4,689)               1,641                (3,048)
                                                                            -------            ---------               -------
          Net currency translation adjustments                               (9,166)               3,208                (5,958)
                                                                           --------            ---------               -------
Unrealized gains on securities:
    Unrealized holding gains arising during the year                        117,141              (46,359)               70,782
    Less:  reclassification  adjustment for losses realized
       in net income                                                        (23,962)               5,407               (18,555)
                                                                           --------            ---------              --------
         Net unrealized gains                                               141,103              (51,766)               89,337
                                                                           --------            ---------              --------
               Other comprehensive income                                 $ 131,937            $ (48,558)             $ 83,379
                                                                          =========            =========              ========




FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 1999:

                                                               BEFORE-TAX AMOUNT    TAX (EXPENSE) BENEFIT    AFTER-TAX AMOUNT
                                                             ---------------------- ---------------------- ----------------------
Foreign currency translation adjustments                                 $  7,761              $  (2,702)              $  5,059

Unrealized gains on securities:
    Unrealized holding losses arising during the year                    (356,096)               130,117               (225,979)
    Less:  reclassification  adjustment for losses  realized
       in net income                                                      (75,308)                25,943                (49,365)
                                                                          --------                ------                --------
    Net unrealized losses                                                (280,788)               104,174               (176,614)
                                                                         ---------               -------               ---------
Other comprehensive loss                                                $(273,027)             $ 101,472             $ (171,555)
                                                                        ==========             =========             ===========

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (in thousands):

                                                                              2001                  2000               1999
                                                                         --------------      ----------------      ------------
Years Ended December 31
  Change in net unrealized appreciation (depreciation) on:
      Fixed maturity securities available for sale                         $  63,555          $   147,598          $ (302,486)
      Other investments                                                        1,138                1,592               7,514
  Effect of unrealized appreciation (depreciation) on:
      Deferred policy acquisition costs                                       (1,266)              (8,716)             14,271
  Other                                                                         (189)                 629                 (87)
                                                                              ------              -------            ---------
  Net unrealized appreciation (depreciation)                               $  63,238          $   141,103          $ (280,788)
                                                                              ======              =======            =========


                  Note 22   DISCONTINUED OPERATIONS

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

The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. In particular, certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

While RGA did not underwrite workers' compensation carve-out business directly, it did offer certain high-level common account coverages to other reinsurers and retrocessionaires. To date, no such material exposures have been identified. If any material exposure is identified at some point in the future, based upon the experience of others involved in these markets, any exposures will potentially be subject to claims for rescission, arbitration, or litigation. Thus, resolution of any disputes will likely take several years. In any event, it is management's opinion that future developments, if any, will not materially adversely affect the Company's financial position.

Since April of 2000, RGA Reinsurance has been involved in a dispute with a ceding company involving certain quota share reinsurance agreements covering first dollar medical insurance policies. The dispute was subsequently referred to an arbitration panel pursuant to the terms of these reinsurance agreements. In the fourth quarter of 2001, the arbitration panel issued its final award, which required RGA Reinsurance to make a payment to the ceding company. RGA Reinsurance incurred a charge, after utilization of existing reserves, of approximately $10.0 million on a pre-tax basis in the fourth quarter of 2001.

As of January 31, 2002, the Company is a party to arbitrations that involve four separate medical reinsurance arrangements. The Company expects two of these arbitrations to be completed during 2002 and 2003. The other two medical reinsurance arbitrations have only recently been instituted and no final hearing date has been set. Also, there are two arbitrations under way relative to the Company's portfolio of personal accident business. Both of these personal accident reinsurance arbitrations have only recently been instituted and no final hearing date has been set. Finally, there is one recent lawsuit in progress involving aviation bodily injury carve-out reinsurance coverage in which no final hearing date has been set. As of

January 31, 2002, the ceding companies involved in these disputes have raised claims which are $35.4 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies.

The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of December 31, 2001 and 2000 was $55.3 million and $89.1 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $3.0 million, $23.7 million, and $113.6 million for 2001, 2000, and 1999.

                  Note 23   SALE OF SUBSIDIARIES

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

                  Note 24   TERRORIST ATTACKS

As a result of the September 11, 2001 terrorist attacks on the United States, the Company has received in excess of 300 claims totaling approximately $33 million as of December 31, 2001. The Company has catastrophe insurance coverage issued by 2 insurers rated "A" or higher by A.M. Best as of December 31, 2001, that provides benefits of up to $100 million per occurrence for claims involving three or more deaths in a single accident. The Company pays a deductible of $1.5 million per occurrence and 20% of the first $30 million of claims reported per occurrence. The Company expects to recover amounts in excess of its deductible and retention under its catastrophe insurance coverages. As of December 31, 2001, the amount recoverable is expected to be approximately $22 million. This coverage is terminable annually in August with 90 days prior notice.

                  Note 25   SUBSEQUENT EVENTS

Devaluation of the Argentine Peso. Since 1991, the Argentine peso has been pegged to the U.S. dollar at a rate of one Argentine peso to one U.S. dollar. In early December 2001, restrictions were put in place that prohibited cash withdrawals above a certain amount and foreign money transfers with certain limited exceptions. While the legal exchange rate remained at one Argentine peso to one U.S. dollar, financial institutions were allowed to conduct only limited activity due to these restrictions, and currency exchange was effectively halted.

         In January 2002, the Argentine government announced its intent to create a dual currency system with an official exchange rate of 1.4 Argentine pesos to one U.S. dollar for import and export transactions and a free floating rate for other transactions. On January 11, 2002, the Argentine peso began free floating against the U.S. dollar and closed at rates ranging from 1.6 to 1.7 Argentine pesos to one U.S. dollar. Since that time, the Argentine economy has remained volatile and the government has periodically suspended the free-floating exchange rates.

         In accordance with applicable accounting guidance, the Company translated its Argentine peso functional currency balances as of December 31, 2001 using a floating rate of 1.65 Argentine pesos to one U.S. dollar, which was the closing rate on January 11, 2002. As a result of that translation, the Company reflected a net unrealized foreign currency gain of $38.5 million, which has been reflected in accumulated other comprehensive income (loss) on the consolidated balance sheets as of December 31, 2001.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:


We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedules as of December 31, 2001 and 2000, and for the years then ended listed in the index at
Item 14. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP


St. Louis, Missouri
January 31, 2002

INDEPENDENT AUDITORS' REPORT

The Board of Directors

Reinsurance Group of America, Incorporated:


We have audited the accompanying consolidated statements of income, stockholders' equity and cash flows of Reinsurance Group of America, Incorporated and subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Reinsurance Group of America, Incorporated and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/s/KPMG LLP

KPMG LLP

St. Louis, Missouri
January 25, 2000

INDEPENDENT AUDITORS' REPORT

The Board of Directors

Reinsurance Group of America, Incorporated:


Under date of January 25, 2000, we reported on the statement of income, stockholders' equity and cash flows of Reinsurance Group of America, Incorporated and subsidiaries (the Company) for the year ended December 31, 1999, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon appear in the annual report on Form 10-K for the year 2001. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

KPMG LLP

St. Louis, Missouri
January 25, 2000

Report of Management Responsibility for Financial Statements

         The consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 2001, 2000 and 1999, have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based upon management's best estimates and judgments. The financial information contained elsewhere in this annual report is consistent with that contained in the financial statements.

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

/s/ A. Greig Woodring                               /s/ Jack B. Lay
A. Greig Woodring                                   Jack B. Lay
President and Chief Executive Officer               Executive Vice President and
                                                    Chief Financial Officer

/s/ Todd C. Larson
Todd C. Larson

Senior Vice President, Controller and Treasurer

Quarterly Data (Unaudited)

Years Ended December 31
(in thousands, except per share data)


                                                                  First             Second             Third             Fourth
                                                          ------------------ -----------------  ----------------- -----------------
2001
Revenues from continuing operations                             $   493,655       $   465,527       $   458,116       $   550,986
Revenues from discontinued operations                           $      (428)      $     1,399       $       635       $     1,411

Income (loss) from continuing operations before income taxes    $    35,682       $    50,138       $    12,690       $   (32,360)

Income (loss) from continuing operations                        $    21,642       $    30,514       $     8,985       $   (21,240)
Loss from discontinued operations                                        --                --                --            (6,855)
                                                                -----------       -----------       -----------       -----------
Net income (loss)                                               $    21,642       $    30,514       $     8,985       $   (28,095)

Total outstanding common shares - end of period                      49,391            49,405            49,475            49,527

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations                                           $      0.44       $      0.62       $      0.18       $     (0.43)
Discontinued operations                                                  --                --                --             (0.14)
                                                                -----------       -----------       -----------       -----------
Net Income (loss)                                               $      0.44       $      0.62       $      0.18       $     (0.57)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations                                           $      0.43       $      0.61       $      0.18       $     (0.43)
Discontinued operations                                                  --                --                --             (0.14)
                                                                -----------       -----------       -----------       -----------
Net Income                                                      $      0.43       $      0.61       $      0.18       $     (0.57)

Dividends per share on common stock                             $      0.06       $      0.06       $      0.06       $      0.06

Market price of common stock
   Quarter end                                                  $     38.34       $     37.77       $     34.05       $     33.28
   Common stock price, high                                           41.93             39.53             39.36             36.23
   Common stock price, low                                            29.23             32.33             27.95             27.90


                                                                   First             Second            Third             Fourth
                                                                -----------       -----------       -----------       -----------
2000
Revenues from continuing operations                             $   402,134       $   419,275       $   402,362       $   501,964
Revenues from discontinued operations                           $    18,196       $     1,358       $     2,837       $     1,267

Income from continuing operations before income taxes           $    39,552       $    39,494       $    50,381       $    45,631

Income from continuing operations                               $    23,904       $    21,410       $    31,370       $    29,103
Loss from discontinued operations                                    (3,482)           (2,506)           (2,261)          (19,869)
                                                                -----------       -----------       -----------       -----------
Net income                                                      $    20,422       $    18,904       $    29,109       $     9,234

Total outstanding common shares - end of period                      49,869            49,335            49,258            49,294

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations                                           $      0.48       $      0.43       $      0.64       $      0.59
Discontinued operations                                               (0.07)            (0.05)            (0.05)            (0.40)
                                                                  -----------       -----------       -----------       -----------
Net Income                                                      $      0.41       $      0.38       $      0.59       $      0.19

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations                                           $      0.48       $      0.43       $      0.63       $      0.58
Discontinued operations                                               (0.07)            (0.05)            (0.04)            (0.39)
                                                                   -----------       -----------       -----------       ----------
Net Income                                                      $      0.41       $      0.38       $      0.59       $      0.19

Dividends per share on common stock                             $      0.06       $      0.06       $      0.06       $      0.06

Market price of common stock
   Quarter end                                                  $     23.81       $     30.13       $     34.25       $     35.50
   Common stock price, high                                           30.25             35.13             34.50             38.38
   Common stock price, low                                            15.38             22.00             26.25             31.88




Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol "RGA". There were 106 stockholders of record of RGA's common stock on March 1, 2002.

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

         The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Mr. Watson and Mr. St-Amour, each individual holds the same position at RGA and RGA Reinsurance.

         David B. Atkinson, 48, became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson also serves as Executive Vice President and Chief Operating Officer of RGA, since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. Operations of the Company from 1994 to 1996 and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of certain RGA subsidiaries.

         Todd C. Larson, 38, is Senior Vice President, Controller and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to this position he was an accountant for KPMG LLP from 1985 through 1993 (most recently as a Senior Manager).

         Jack B. Lay, 47, is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of certain RGA subsidiaries.

         Andre St-Amour, 51, is Executive Vice President and Chief International Operating Officer of RGA, and President and Chief Executive Officer of RGA Canada. Mr. St-Amour joined RGA Canada in 1992 when the company acquired the reinsurance business of National Re. Mr. St-Amour served as Executive Vice President, Life Division, of National Re from 1989 to 1991. Prior to joining National Re, Mr. St-Amour served in a variety of actuarial positions with Canadian National Railways and Laurentian Mutual Insurance Company.

         Paul A. Schuster, 48, is Executive Vice President, U. S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988.

         James E. Sherman, 48, is Senior Vice President, General Counsel and Secretary of the Company. Mr. Sherman joined General American in 1983, and served as Associate General Counsel of General American since 1995. Mr. Sherman is an officer of RCM as well as RGA Reinsurance.

         Graham S. Watson, 52, is Executive Vice President and Chief Marketing Officer of RGA. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of certain RGA subsidiaries.

         A. Greig Woodring, 50, is President, Chief Executive Officer, and director. As President and CEO of the Company, Mr. Woodring is also an executive officer of General American Life Insurance Company. Prior to the formation of RGA, Mr. Woodring had headed General American's reinsurance business since 1986. He also serves as a director and officer of a number of the Company's subsidiaries. Before joining General American Life Insurance Company, Mr. Woodring was an actuary at United Insurance Company.

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

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

The following consolidated statements are included within Item 8 under the following captions:


Index                                                                                     Page
-----                                                                                     ----
Consolidated Balance Sheets                                                                 47
Consolidated Statements of Income                                                           48
Consolidated Statements of Stockholders' Equity                                             49
Consolidated Statements of Cash Flows                                                       50
Notes to Consolidated Financial Statements                                                51-74
Independent Auditors' Reports                                                             75-77
Quarterly Data (unaudited)                                                                  79


    2.   Schedules, Reinsurance Group of America, Incorporated and Subsidiaries


Schedule                                                                                  Page
--------                                                                                  ----
I             Summary of Investments                                                        83
II            Condensed Financial Information of the Registrant                             84
III           Supplementary Insurance Information                                          85-86
IV            Reinsurance                                                                   87
V             Valuation and Qualifying Accounts                                             88


All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

    3.   Exhibits

    See the Index to Exhibits on page 90.

(b) The following report on Form 8-K was filed with the SEC during the three months ended December 31, 2001:

The Company filed a Current Report on Form 8-K on December 10, 2001, dated as of December 10, 2001, to comment under Item 5 on its intent to offer approximately $225 million of Trust Preferred Income Equity Redeemable Securities (PIERS) units and $200 million aggregate principal amount of its Senior Notes due 2011. The Company additionally reported under Item 5 the status of its Argentine Pension business, accident and health arbitrations, and potential exposure to Enron Corp.

       The Company filed a Current Report on Form 8-K on December 14, 2001, dated as of December 14, 2001, to comment under Item 5 that in connection with Rule 5b-3 under the Trust Indenture Act of 1939, The Bank of New York is qualified to act as Trustee under the Senior Indenture between Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, a form of which was filed as Exhibit 4.1 to the Company's Registration Statement on S-3, as amended (File No. 333-55304). A copy of the Form T-1 regarding such qualification prepared by The Bank of New York was filed therewith as Exhibit 25.1.

       The Company filed a Current Report on Form 8-K on December 18, 2001, dated as of December 18, 2001, to comment under Item 5 that RGA and RGA Capital Trust I entered into an underwriting agreement to issue and sell to Lehman Brothers Inc. and Banc of America Securities LLC 4,500,000 units of Preferred Income Equity Redeemable Securities (the "Units"). Also on December 12, 2001, the Company entered into an underwriting agreement with Banc of America Securities LLC and Lehman Brothers Inc., as lead underwriters, to issue and sell to the underwriters $200 million principal amount of the Company's 6.75% Senior Notes due 2011 (the "Senior Notes"). In connection with the offering, the Company also announced it would issue $231,958,800 aggregate principal amount of its 5.75% Junior Subordinated Deferrable Interest Debentures due 2051 to RGA Capital Trust I. Various related documents are filed thereto as exhibits.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2001
                                  (in millions)

                                                                                                           Amount at
                                                                                                             Which
                                                                                                            Shown in
                                                                                        Fair               the Balance
               Type of Investment                                 Cost                Value (3)           Sheets (1)(3)
               ------------------                                 -----              ----------           -------------
Fixed maturities:
Bonds:
 United States government and government
   agencies and authorities                                    $  165.4             $  165.3               $  165.3
Foreign governments (2)                                           512.1                557.7                  557.7
Public utilities                                                  260.9                264.4                  264.4
All other corporate bonds                                       1,827.0              1,780.9                1,780.9
                                                                -------              -------                -------
         Total fixed maturities                                 2,765.4              2,768.3                2,768.3
                                                                -------              -------                -------
Equity securities                                                  14.2                  XXX                   14.2
Mortgage loans on real estate                                     163.9                164.9                  163.9
Policy loans                                                      774.7                  XXX                  774.7
Funds withheld at interest                                      1,142.6             1,133.80                1,142.6
Short-term investments                                            140.6                  XXX                  140.6
Preferred stock                                                    75.7                 75.9                   75.9
Other invested assets                                               4.4                  8.2                    8.2
                                                                    ---                                         ---
         Total investments                                     $5,081.5                  XXX               $5,088.4
                                                               ========                                    ========


(1) Fixed maturities are classified as available for sale and carried at fair value.

(2) The following exchange rates have been used to convert foreign securities to U.S. dollars:

         Canadian dollar             $0.6277/C$1.00
         Argentina peso              $0.6061/A$1.00
         Australian dollar           $0.5094/$1.00 Aus
         Great British Pound         $1.4546/(pound)1.00

(3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
         SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 (IN THOUSANDS)



                                                                                   2001           2000           1999
                                                                                ---------      ---------      ----------
CONDENSED BALANCE SHEETS
      Assets:
          Fixed maturity securities (available for sale)                       $      322   $       580
          Short-term investments                                                   10,502         7,485
          Cash and cash equivalents                                               136,354         1,091
          Investment in subsidiaries                                            1,103,589       883,988
          Other assets                                                            234,586       231,830
                                                                               ----------   -----------
                  Total assets                                                 $1,485,353   $ 1,124,974
                                                                               ==========   ===========
      Liabilities and stockholders' equity:
          Long-term debt                                                       $  464,006   $   254,003
          Other liabilities                                                        15,759         8,048
          Stockholders' equity                                                  1,005,588       862,923
                                                                               ----------   -----------
                  Total liabilities and stockholders' equity                   $1,485,353   $ 1,124,974
                                                                               ==========   ===========
CONDENSED STATEMENTS OF INCOME
      Interest income                                                          $   16,879   $    14,334      $   7,844
      Dividend from subsidiary                                                         --            --         50,000
      Realized investments losses, net                                                 --        (8,981)        (7,733)
      Operating expenses                                                           (2,757)       (1,985)        (3,676)
      Interest expense                                                            (16,977)      (16,458)       (10,779)
                                                                               ----------    ----------      ---------
          (Loss) income before income tax and undistributed earnings of            (2,855)      (13,090)        35,656
          subsidiaries
      Income tax benefit                                                            4,158          (472)        (5,478)
                                                                               ----------    ----------      ---------
          Net (loss) income before undistributed earnings of subsidiaries          (7,013)      (12,618)        41,134
      Equity in undistributed earnings of subsidiaries                             40,059        90,287           (276)
                                                                               ----------    ----------      ---------
          Net income                                                           $   33,046    $   77,669      $  40,858
                                                                               ==========    ==========      =========
CONDENSED STATEMENTS OF CASH FLOWS
      Operating activities:
          Net income                                                           $   33,046    $   77,669      $  40,858
          Equity in earnings (losses) of subsidiaries                             (40,059)      (90,287)           276
          Other, net                                                                2,782         1,276          5,290
                                                                               ----------    ----------      ---------
                  Net cash (used in) provided by operating activities              (4,231)      (11,342)        46,424
                                                                               ----------    ----------      ---------
     Investing activities:
          Proceeds from sale of subsidiaries                                           --        26,509             --
          Purchase of business - net of cash received                                  --      (21,850)             --
          Sales of fixed maturity securities available for sale                        --            --         33,146
          Change in short-term investments                                         (3,017)       13,813        (20,448)
          Purchases of subsidiary debt securities                                      --            --       (100,000)
          Capital contributions to subsidiaries                                  (123,346)      (58,375)      (144,886)
                                                                               ----------    ----------      ---------
                  Net cash used in investing activities                          (126,363)      (39,903)      (232,188)
                                                                               ----------    ----------      ---------
      Financing activities:
          Dividends to stockholders                                               (11,855)      (11,900)        (9,981)
          Reissuance (acquisition) of treasury stock, net                           4,684       (19,173)           229
          Proceeds from long-term debt borrowings, net                            206,113        80,000         75,000
          Proceeds from warrant / private placement offering                       66,915            --        124,920
                                                                               ----------    ----------      ---------
                  Net cash provided by financing activities                       265,857        48,927        190,168
                                                                               ----------    ----------      ---------
                  Net change in cash and cash equivalents                         135,263        (2,318)         4,404
      Cash and cash equivalents at beginning of year                                1,091         3,409           (995)
                                                                               ----------    ----------      ---------
      Cash and cash equivalents at end of year                                 $  136,354    $    1,091      $   3,409
                                                                               ==========    ==========      =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                                     As of December 31,
                                      ---------------------------------------------------------------------------------
                                                                 Future Policy Benefits and
                                           Deferred Policy           Interest Sensitive       Other Policy Claims and
                                          Acquisition Costs         Contract Liabilities          Benefits Payable
                                      -------------------------- ---------------------------- -------------------------
                                        Assumed       Ceded         Assumed         Ceded      Assumed       Ceded
                                      ------------ ------------- --------------- ------------ ----------- -------------
1999
U.S. operations                          $360,934     $(36,409)      $2,503,361   $(210,387)    $361,725     $(37,012)
Canada operations                          71,394            -          652,609     (88,956)      70,276      (41,492)
Latin America operations                   21,388            -          170,937          -        79,039       (5,240)
Asia Pacific operations                    53,893            -           58,949        (319)      19,438            -
Europe & South Africa operations            7,917         (728)          10,261        (651)       9,888            -
Discontinued operations                         -            -           19,874      (1,936)      41,700       (5,870)
                                      ------------ ------------- --------------- ------------ ----------- -------------
   Total                                 $515,526     $(37,137)      $3,415,991   $(302,249)    $582,066     $(89,614)
                                         ========     =========      ==========   ==========    ========     =========
2000
U.S. operations                          $464,773     $(67,512)      $3,204,812   $(201,705)    $333,453     $(25,050)
Canada operations                         113,198      (22,972)         683,027     (59,056)      62,478      (44,257)
Latin America operations                   29,216           (1)          32,293          334      72,543       (1,782)
Asia Pacific operations                    81,518       (1,541)          72,662        (316)      31,020         (985)
Europe & South Africa operations           26,613       (1,817)          18,425        (201)      13,262           (7)
Discontinued operations                         -            -           51,032      (1,837)      42,667       (2,801)
                                      ------------ ------------- --------------- ------------ ----------- -------------
   Total                                 $715,318     $(93,843)      $4,062,251   $(262,781)    $555,423     $(74,882)
                                         ========     =========      ==========   ==========    ========     =========
2001
U.S. operations                          $499,892     $(52,819)      $3,504,098   $(197,836)    $418,595     $(42,372)
Canada operations                         139,144      (41,834)         726,812     (66,272)      64,076      (34,378)
Latin America operations                   28,024           54           38,317       1,029       73,248          188
Asia Pacific operations                   103,098       (6,724)          95,718      (4,699)      35,286       (3,780)
Europe & South Africa operations          131,551          (67)          34,686       7,349       27,327        3,927
Discontinued operations                         -             -          27,410      (1,695)      31,550       (1,966)
                                      ------------ ------------- --------------- ------------ ----------- -------------
   Total                                 $901,709    $(101,390)      $4,427,041   $(262,124)    $650,082     $(78,381)
                                         ========    ==========      ==========   ==========    ========     =========


                   REINSURANCE GROUP OF AMERICA, INCORPORATED
         SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (IN THOUSANDS)

                                                              Year ended December 31,
                                    -----------------------------------------------------------------------------
                                                       Net          Benefits,                         Other
                                       Premium      Investment     Claims and      Amortization     Operating
                                       Income         Income         Losses           of DAC         Expenses
                                    -------------- ------------- ---------------- --------------- ---------------

1999
U.S. operations                          $950,434      $250,458       $(891,232)      $(142,216)       $(39,258)
Canada operations                         162,482        52,767        (155,993)        (13,337)        (13,925)
Latin America operations                  104,167        23,753        (112,914)           5,826        (18,343)
Asia Pacific operations                    73,887         2,182         (46,785)        (28,926)         (8,408)
Europe & South Africa operations           24,668           775         (13,305)         (8,794)         (7,404)
Corporate                                       -        10,345                -               -        (19,964)
                                    -------------- ------------- ---------------- --------------- ---------------
   Total                               $1,315,638      $340,280     $(1,220,229)      $(187,447)      $(107,302)
                                       ==========      ========     ============      ==========      ==========
2000
U.S. operations                        $1,038,872      $228,652       $(895,850)      $(155,558)       $(53,012)
Canada operations                         176,326        61,950        (172,180)        (11,181)        (14,084)
Latin America operations                   64,897        19,782         (63,773)         (2,197)        (16,509)
Asia Pacific operations                    94,282         4,628         (56,377)        (15,788)        (27,615)
Europe & South Africa operations           29,690         2,056         (20,151)         (2,793)        (14,724)
Corporate                                      (1)        9,437               1               -         (28,886)
                                    -------------- ------------- ---------------- --------------- ---------------
   Total                               $1,404,066      $326,505     $(1,208,330)      $(187,517)      $(154,830)
                                       ==========      ========     ============      ==========      ==========
2001
U.S. operations                        $1,222,922      $243,988     $(1,091,081)      $(205,314)       $(46,633)
Canada operations                         173,269        65,006        (173,098)        (26,625)          3,615
Latin America operations                   51,069        14,684         (89,311)         (9,102)        (14,365)
Asia Pacific operations                   119,702         3,935         (75,595)        (24,514)        (23,537)
Europe & South Africa operations           94,800         1,536         (59,429)        (10,177)        (27,812)
Corporate                                       -        11,410              -               -          (29,156)
                                    -------------- ------------- ---------------- --------------- ---------------
   Total                               $1,661,762      $340,559     $(1,488,514)      $(275,732)      $(137,888)
                                       ==========      ========     ============      ==========      ==========


                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                            SCHEDULE IV - REINSURANCE
                                  (IN MILLIONS)


                                                            As of or for the Year ended December 31,
                                                          -------------------------------------------
                                                                                                             Percentage
                                                             Ceded to        Assumed                         of Amount
                                               Gross          Other         from Other         Net           Assumed to
                                               Amount       Companies       Companies         Amount            Net
                                               ------       ---------       ---------         ------        ------------

                1999
Life insurance in force                           $81         $36,569        $446,943        $410,455         108.89%
Premiums
     U.S. operations                             $2.7          $207.8        $1,155.5          $950.4         121.58%
     Canada operations                              -            56.6           219.1           162.5         134.83%
     Latin America operations                    38.4             1.4            67.1           104.1          64.46%
     Asia Pacific operations                        -             2.7            76.6            73.9         103.65%
     Europe & South Africa operations             0.1             0.7            25.3            24.7         102.43%
                                                -----          ------        --------        --------
          Total                                 $41.2          $269.2        $1,543.6        $1,315.6         117.33%
                                                =====          ======        ========        ========         =======
                2000
Life insurance in force                           $86         $78,226        $545,950        $467,810         116.70%
Premiums
     U.S. operations                             $2.8          $172.0        $1,208.1        $1,038.9         116.29%
     Canada operations                              -            41.7           218.0           176.3         123.65%
     Latin America operations                    23.2             1.2            42.9            64.9          66.10%
     Asia Pacific operations                        -             6.4           100.7            94.3         106.79%
     Europe & South Africa operations             0.1             0.8            30.4            29.7         102.36%
                                                -----          ------        --------        --------
          Total                                 $26.1          $222.1        $1,600.1        $1,404.1         113.96%
                                                =====          ======        ========        ========         =======
                2001
Life insurance in force                           $73        $117,748        $615,990        $498,315         123.61%
Premiums
     U.S. operations                             $2.9          $143.8        $1,363.8        $1,222.9         111.52%
     Canada operations                              -            26.9           200.2           173.3         115.52%
     Latin America operations                     8.4             0.8            43.5            51.1          85.13%
     Asia Pacific operations                        -            15.9           135.6           119.7         113.28%
     Europe & South Africa operations
                                                  0.1             1.4            96.1            94.8         101.37%
                                                -----          ------        --------        --------
          Total                                 $11.4          $188.8        $1,839.2        $1,661.8         110.68%
                                                =====          ======        ========        ========         =======


                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                  DECEMBER 31,
                                  (in millions)


                              Balance at       Charges to       Charged to Other
                             Beginning of        Costs              Accounts-          Deductions-      Balance at End
       Description             Period         and Expenses          Describe            Describe          of Period
--------------------------- --------------- ------------------ -------------------- ----------------- ----------------
1999
Mortgage loan valuation
   allowance                          $0.7           -                    -                 -               $0.7
                                      ====         ===                  ===               ===                ===
2000
Mortgage loan valuation
   allowance                          $0.7           -                    -               0.5               $0.2
                                      ====         ===                  ===               ===                ===
2001
Mortgage loan valuation
   allowance                          $0.2           -                    -               0.2               $0.0
                                      ====         ===                  ===               ===                ===



The deductions during 2001 and 2000 represent normal activity associated with the Company's underlying mortgage loan portfolio.

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

                            Reinsurance Group of America, Incorporated.
                            By:            /s/ A. Greig Woodring
                                           ----------------------
                                           A. Greig Woodring
                                           President and Chief Executive Officer

                            Date:          March 18, 2002

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2000.


Signatures                                                           Title
----------                                                           -----
/s/ Stewart G. Nagler                   March 18, 2002 *     Chairman of the Board and Director
------------------------------------------------------
Stewart G. Nagler

/s/ A. Greig Woodring                   March 18, 2002       President, Chief Executive
------------------------------------------------------       Officer, and Director
A. Greig Woodring                                            (Principal Executive Officer)

/s/ Mary Ann Brown                      March 18, 2002 *     Director
------------------------------------------------------
Mary Ann Brown

/s/ J. Cliff Eason                      March 18, 2002 *     Director
------------------------------------------------------
J. Cliff Eason

/s/ Stuart I. Greenbaum                 March 18, 2002 *     Director
-----------------------------------------------------
Stuart I. Greenbaum

/s/ Alan C. Henderson                   March 18, 2002 *     Director
-----------------------------------------------------
Alan C. Henderson

/s/ Terence I. Lennon                   March 18, 2002 *     Director
------------------------------------------------------
Terence I. Lennon

/s/ Richard A. Liddy                    March 18, 2002 *     Director
------------------------------------------------------
Richard A. Liddy

/s/ William A. Peck, M.D.               March 18, 2002 *     Director
------------------------------------------------------
William A. Peck, M.D.

/s/ Joseph A. Reali                     March 18, 2002 *     Director
------------------------------------------------------
Joseph A. Reali

/s/ H. Edwin Trusheim                   March 18, 2002 *     Director
------------------------------------------------------
H Edwin Trusheim

/s/ Jack B. Lay                         March 18, 2002 *     Executive Vice President and Chief
------------------------------------------------------       Financial Officer  (Principal Financial
Jack B. Lay                                                  and Accounting Officer)


By:   /s/ Jack B. Lay                   March 18, 2002
------------------------------------------------------
     Jack B. Lay                      Attorney-in-fact


                                           INDEX TO EXHIBITS


                                                                                                   Source
          Exhibit                                                                              (See footnotes
          Number                                      Description                                that follow)
          -------                                     -----------                              ---------------

             2.1               Reinsurance Agreement dated as of December 31, 1992                     2
                               between General American Life Insurance Company
                               ("General American") and General American Life
                               Reinsurance Company of Canada ("RGA Canada")

             2.2               Retrocession Agreement dated as of                                      2
                               July 1, 1990 between General American and
                               The National Reinsurance Company of Canada,
                               as amended between RGA Canada and General American
                               on December 31, 1992

             2.3               Reinsurance Agreement dated as of                                       2
                               January 1, 1993 between RGA Reinsurance
                               Company ("RGA Reinsurance", formerly "Saint Louis
                               Reinsurance Company") and General American

             3.1               Restated Articles of Incorporation of Reinsurance                       1
                               Group of America, Incorporated ("RGA"), as amended

             3.2               Bylaws of RGA, as amended, incorporated by reference to
                               Exhibit 3.2 to Form 10-Q for the quarter ended September 30,
                               2000 (No. 1-11848), filed on November 13, 2000

             3.3               Certificate of Designations for Series A Junior                         4
                               Participating Preferred Stock (included as Exhibit A
                               to Exhibit 4.2)

             4.1               Form of Specimen Certificate for Common Stock of RGA                    2

             4.2               Rights Agreement dated as of May 4, 1993, between RGA                   4
                               and ChaseMellon Shareholder Services, L.L.C., as Rights Agent

             4.3               Second Amendment to Rights Agreement, dated as of                       9
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

             4.5               Fourth Amendment to Rights Agreement dated as of
                               August 23, 1999, between Reinsurance Group of
                               America, Incorporated and ChaseMellon Shareholder
                               Services, L.L.C. (as successor to Boatmen's Trust
                               Company), as Rights Agent, incorporated by reference to Exhibit 4.1 to Form 8-K dated August
                               26, 1999 (No. 1-11848), filed September 10, 1999

                                                                                                   Source
          Exhibit                                                                              (See footnotes
          Number                                      Description                                that follow)
          ------                                      -----------                              ---------------


           4.6               Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of
                             New York, as Agent, Warrant Agent and Property Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (No. 1-11848) filed on
                             December 18, 2001

           4.7               Form of Global Unit Certificate, incorporated by reference to Exhibit A of Exhibit
                             4.6 of this Report, incorporated by reference to Registration Statement on Form
                             8-A12B (No. 1-11848) filed on December 18, 2001

           4.8               Form of Warrant Agreement between the Company and the Bank of New York, as Warrant
                             Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form
                             8-A12B (No. 1-11848) filed on December 18, 2001

           4.9               Form of Warrant Certificate, incorporated by reference to Exhibit A of Exhibit
                             4.8 of this Report

           4.10              Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos. 333.55304, 333-55304-01 and
                             333-55304-02), previously filed with the SEC on February 9, 2001, as amended
                             (the "Original S-3")

           4.11              Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (No. 1-11848)
                             filed on December 18, 2001

           4.12              Form of Preferred Security Certificate for the Trust, included as Exhibit A to
                             Exhibit 4.11 to this Report

           4.13              Form of Remarketing Agreement between the Company, as Guarantor, and The Bank of
                             New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.12 to
                             Registration Statement on Form 8-A12B (No. 1-11848) filed on December 18, 2001

           4.14              Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

           4.15              Form of First Supplemental Junior Subordinated Indenture between the Company and
                             The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to
                             Registration Statement on Form 8-A12B (No. 1-11848) filed on December 18, 2001

           4.16              Form of Guarantee Agreement between the Company, as Guarantor, and The Bank of New
                             York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 to Registration
                             Statement on Form 8-A12B (No. 1-11848) filed on December 18, 2001

           4.17              Form of Senior Indenture between Reinsurance Group of America, Incorporated and The
                             Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the
                             Original S-3

           4.18              Form of First Supplemental Indenture between Reinsurance Group of America,
                             Incorporated and The Bank of New York, as Trustee, relating to the 6 - 3/4 Senior
                             Notes Due 2011, incorporated by reference to Exhibit 4.8 to Form 8-K dated December
                             12, 2001 (No. 1-11848), filed December 18,  2001

           10.1              Marketing Agreement dated as of January 1, 1993                           3
                             between RGA Reinsurance and General American



                                                                                                   Source
          Exhibit                                                                              (See footnotes
          Number                                      Description                                that follow)
          ------                                      -----------                              ---------------

           10.2              Administrative Services Agreement dated as of                             3
                             January 1, 1993 between RGA and General American

           10.3              Administrative Services Agreement dated as of January 1, 1993             3
                             between RGA Reinsurance and General American

           10.4              Management Agreement dated as of January 1, 1993                          2*
                             between RGA Canada and General American

           10.5              Standard Form of General American Automatic Agreement                     2

           10.6              Standard Form of General American Facultative Agreement                   2

           10.7              Standard Form of General American Automatic and                           2
                             Facultative YRT Agreement

           10.8              Registration Rights Agreement dated as of April 15, 1993                  2
                             between RGA and General American

           10.9              RGA Reinsurance Management Incentive Plan, as amended                     5*
                             and restated effective November 1, 1996

           10.10             RGA  Reinsurance Management Deferred                                      2*
                             Compensation Plan (ended January 1, 1995)

           10.11             RGA Reinsurance Executive Deferred                                        2*
                             Compensation Plan (ended January 1, 1995)

           10.12             RGA Reinsurance Executive Supplemental                                    2*
                             Retirement Plan (ended January 1, 1995)

           10.13             RGA Reinsurance Augmented Benefit Plan                                    2*
                             (ended January 1, 1995)

           10.14             RGA Flexible Stock Plan as amended and restated
                             effective November 1, 1996                                                5*

           10.15             Form of Directors' Indemnification Agreement                              2

           10.16             RGA Executive Performance Share Plan as amended
                             and restated effective November 1, 1996                                   5*

           10.17             RGA Flexible Stock Plan for Directors                                     6*

           10.18             Employment Agreement dated April 6, 1992 between RGA
                             Canada and Andre St-Amour                                                 7*

           10.19             Restricted Stock Award to A. Greig Woodring dated
                             January 28, 1998                                                          8*


                                                                                                   Source
          Exhibit                                                                              (See footnotes
          Number                                      Description                                that follow)
          ------                                      -----------                              ---------------


           10.20             Credit Agreement dated as of May 24, 2000 between
                             Reinsurance Group of America, Incorporated, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent, Bank of America, N.A., as
                             Syndication Agent, Fleet National Bank, as
                             Documentation Agent and Royal Bank of Canada, as
                             Co-Agent, incorporated by reference to Exhibit 10.1
                             to Form 10-Q for the quarter ended June 30, 2000
                             (No. 1-11848), filed August 11, 2000.

           16.1              Letter from KPMG LLP pursuant to Item 304 of Regulation
                             S-K, incorporated by reference to Form 8-K (No. 1-11848)
                             filed on April 6, 2000, at the corresponding exhibit

           21.1              Subsidiaries of RGA                                                         __

           23.1              Consent of Deloitte & Touche LLP                                            __

           23.2              Consent of KPMG LLP                                                         __

           24.1              Powers of Attorney for Ms. Brown and Messrs. Eason, Greenbaum,
                             Henderson, Lennon, Liddy, Nagler, Peck, Reali, and Trusheim                 __



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

         4 Documents incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1997 (No. 1-11848) filed on 21 May 1997 at the corresponding exhibit.

         5 Documents incorporated by reference to Form 10-K for the year ended December 31, 1996 (No. 1-11848) filed on 24 March 1997 at the corresponding exhibit.

         6 Documents incorporated by reference to Registration Statement on Form S-8 (No. 333-27167) filed on 15 May 1997 at the corresponding exhibit.

         7 Documents incorporated by reference to Form 10-K for the year ended December 31, 1997 (No. 1-11848) filed on 25 March 1998 at the corresponding exhibit.

         8 Documents incorporated by reference to Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 1998 (No. 1-11848) filed on 14 May 1998 at the corresponding exhibit.

         9 Documents incorporated by reference to Registration Statement on Form S-3 (No. 333-51777) filed on 4 June 1998 at the corresponding exhibit.

         * Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this Part IV.