Form 10-Q
period 2002-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2002-05-14
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

        (Mark One)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                                   Yes [X] No


Common stock outstanding ($.01 par value) as of April 30, 2002: 49,302,043 shares

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS

Item                                                                     Page
----                                                                     ----

                         PART I - FINANCIAL INFORMATION

1      Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited)
       March 31, 2002 and December 31, 2001                               3

       Condensed Consolidated Statements of Income (Unaudited)
       Three months ended March 31, 2002 and 2001                         4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
       Three months ended March 31, 2002 and 2001                         5

       Notes to Condensed Consolidated Financial
       Statements (Unaudited)                                             6-8

2      Management's Discussion and Analysis of
       Financial Condition and Results of Operations                      9-17

3      Quantitative and Qualitative Disclosures About Market Risk         17


                             PART II - OTHER INFORMATION

1      Legal Proceedings                                                  18

6      Exhibits and Reports on Form 8-K                                   18

       Signatures                                                         19

       Index to Exhibits                                                  20-21

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     (Unaudited)
                                                      March 31,     December 31,
                                                         2002          2001
                                                     -----------    ------------
                                                        (Dollars in thousands)
     ASSETS
Fixed maturity securities:
  Available-for-sale at fair value
   (amortized cost of $3,048,224 and $2,765,422
   at March 31, 2002 and December 31, 2001,
   respectively)                                      $2,978,803     $2,768,285
Mortgage loans on real estate                            172,941        163,948
Policy loans                                             774,658        774,660
Funds withheld at interest                             1,390,874      1,142,643
Short-term investments                                    16,750        140,573
Other invested assets                                    108,452         98,315
                                                      ----------     ----------
     Total investments                                 5,442,478      5,088,424
Cash and cash equivalents                                115,399        226,670
Accrued investment income                                 51,666         30,454
Premiums receivable                                      157,456        161,436
Reinsurance ceded receivables                            449,186        410,947
Deferred policy acquisition costs                        863,852        800,319
Other reinsurance balances                               115,029        146,427
Other assets                                              31,202         29,668
                                                      ----------     ----------
     Total assets                                     $7,226,268     $6,894,345
                                                      ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                $2,206,689     $2,101,777
Interest sensitive contract liabilities                2,585,208      2,325,264
Other policy claims and benefits                         656,466        650,082
Other reinsurance balances                                46,444         47,687
Deferred income taxes                                    162,586        162,092
Other liabilities                                         92,507        120,374
Long-term debt                                           323,686        323,396
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trust holding solely junior subordinated
  debentures of the Company                              158,096        158,085
                                                      ----------     ----------
     Total liabilities                                 6,231,682      5,888,757
Commitments and contingent liabilities                      -              -
Stockholders' Equity:
  Preferred stock (par value $.01 per share;
    10,000,000 shares authorized; no shares
    issued or outstanding)                                  -              -
  Common stock (par value $.01 per share;
    75,000,000 shares authorized, 51,053,273
    shares issued at March 31, 2002 and
    December 31, 2001, respectively)                         511            511
  Warrants                                                66,915         66,915
  Additional paid-in capital                             611,832        611,806
  Retained earnings                                      394,158        369,349
  Accumulated other comprehensive income (loss):
    Accumulated currency translation adjustment,
      net of income taxes                                 10,447         (6,088)
    Unrealized depreciation of securities, net
      of income taxes                                    (45,875)           (87)
                                                      ----------     ----------
      Total stockholders' equity before treasury
        stock                                          1,037,988      1,042,406
  Less treasury shares held of 1,751,230 and
    1,526,730 at cost at March 31, 2002 and
    December 31, 2001, respectively                      (43,402)       (36,818)
                                                      ----------     ----------
    Total stockholders' equity                           994,586      1,005,588
                                                      ----------     ----------
    Total liabilities and stockholders' equity        $7,226,268     $6,894,345
                                                      ==========     ==========

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                          --------------------
                                                            2002        2001
                                                          --------    --------
    (Dollars in thousands, except per share data)
REVENUES:
  Net premiums                                            $469,105    $404,585
  Investment income, net of related expenses                88,013      84,089
  Realized investment losses, net                           (3,591)     (1,506)
  Other revenues                                             6,685       6,487
                                                          --------    --------
    Total revenues                                         560,212     493,655

BENEFITS AND EXPENSES:
  Claims and other policy benefits                         387,726     337,566
  Interest credited                                         27,725      27,404
  Policy acquisition costs and other
    insurance expenses                                      71,499      65,833
  Other operating expenses                                  19,517      22,259
  Interest expense                                           8,554       4,911
                                                          --------    --------
    Total benefits and expenses                            515,021     457,973
                                                          --------    --------

    Income from continuing operations
      before income taxes                                   45,191      35,682

  Provision for income taxes                                16,155      14,040
                                                          --------    --------

    Income from continuing operations                       29,036      21,642

  Discontinued operations:
    Loss from discontinued accident and
      health operations, net of income taxes                (1,256)        -
                                                          --------    --------
    Net income                                            $ 27,780    $ 21,642
                                                          ========    ========

Earnings per share from continuing operations:
  Basic earnings per share                                $   0.59    $   0.44
                                                          ========    ========
  Diluted earnings per share                              $   0.58    $   0.43
                                                          ========    ========

Earnings per share from net income:
  Basic earnings per share                                $   0.56    $   0.44
                                                          ========    ========
  Diluted earnings per share                              $   0.56    $   0.43
                                                          ========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                       -----------------------
                                                          2002          2001
                                                       ---------     ---------
                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  27,780     $  21,642
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Change in:
      Accrued investment income                          (21,212)      (12,765)
      Premiums receivable                                  3,980        29,667
      Deferred policy acquisition costs                  (64,460)      (35,064)
      Reinsurance ceded balances                         (38,239)      (40,599)
      Future policy benefits, other policy
        claims and benefits, and other
        reinsurance balances                             165,751        70,608
      Deferred income taxes                               19,938           490
      Other assets and other liabilities                 (29,399)        8,840
    Amortization of net investment discounts,
      goodwill and other                                  (9,351)         (658)
    Realized investment losses, net                        3,591         1,506
    Other, net                                               841          (927)
                                                       ---------     ---------
Net cash provided by operating activities                 59,220        42,740
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of fixed maturity securities --
    Available for sale                                   249,115       313,929
  Purchases of fixed maturity securities --
    Available for sale                                  (526,071)     (331,866)
  Cash invested in mortgage loans on
    real estate                                          (14,900)       (1,022)
  Cash invested in funds withheld at interest            (20,038)      (15,792)
  Principal payments on mortgage loans on
    real estate                                            5,909          (351)
  Change in short-term investments and other
    invested assets                                      112,303        46,701
                                                       ---------     ---------
Net cash provided by (used in) investing
  activities                                            (193,682)       11,599
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends to stockholders                               (2,971)       (2,958)
  Borrowings under credit agreements                         -           9,530
  Purchase of treasury stock                              (6,594)          -
  Exercise of stock options                                   10         1,123
  Excess deposits (withdrawals) on universal
    life and other investment type policies
    and contracts                                         31,750       (10,271)
                                                       ---------     ---------
Net cash provided by (used in) financing activities       22,195        (2,576)
Effect of exchange rate changes                              996           703
                                                       ---------     ---------
Change in cash and cash equivalents                     (111,271)       52,466
Cash and cash equivalents, beginning of period           226,670        70,797
                                                       ---------     ---------
Cash and cash equivalents, end of period               $ 115,399     $ 123,263
                                                       =========     =========

Supplementary disclosure of cash flow information:
  Amount of interest paid                              $   3,403     $   4,130
  Amount of income taxes paid                          $  16,855     $   2,619

See accompanying notes to unaudited condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and Subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("Annual Report").

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its Subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2002 presentation.

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):

                                                  -----------------------
                                                    THREE MONTHS ENDED
                                                  MARCH 31,     MARCH 31,
                                                   2002           2001
                                                  -----------------------
      Earnings:
        Income from continuing operations
          (numerator for basic and diluted
          calculations)                            $29,036       $21,642
      Shares:
        Weighted average outstanding shares
          (denominator for basic calculation)       49,420        49,338
        Equivalent shares from outstanding
          stock options (denominator for
          diluted calculation)                         330           548
                                                  -----------------------
        Denominator for diluted calculation         49,750        49,886
      Earnings per share:
        Basic                                      $  0.59       $  0.44
        Diluted                                    $  0.58       $  0.43
                                                  -----------------------

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three-month periods ended March 31, 2002 and 2001, approximately 0.9 million and 0.2 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods. Additionally, outstanding warrants to purchase Company common stock under certain circumstances were antidilutive to the calculation of earnings per share.

3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2002 and 2001 (dollars in thousands):

                                                  -----------------------
                                                    THREE MONTHS ENDED
                                                  MARCH 31,     MARCH 31,
                                                   2002           2001
                                                  -----------------------
      Net income                                  $ 27,780       $ 21,642
      Accumulated other comprehensive
        income (expense), net of tax:
        Unrealized gains (losses)                  (45,788)        10,695
        Foreign currency items                      16,535        (13,933)
                                                  -----------------------
        Comprehensive income (loss)               $ (1,473)      $ 18,404
                                                  -----------------------

4.   SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the Annual Report. The Asia Pacific, Latin America and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. The Company measures segment performance based on profit or loss from operations before income taxes. There are no intersegment transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to total revenues and income from continuing operations before income taxes are summarized below (dollars in thousands).

                                                                         INCOME FROM CONTINUING
                                          TOTAL REVENUES             OPERATIONS BEFORE INCOME TAXES
                                    ----------------------------     ------------------------------
                                    THREE MONTHS ENDED MARCH 31,      THREE MONTHS ENDED MARCH 31,
                                       2002             2001            2002                 2001
                                       ----             ----            ----                 ----
U.S.                                 $410,707         $367,128        $38,773              $30,272
Canada                                 62,028           64,073          8,845               17,149
Other International                    81,946           61,274          2,345               (4,641)
Corporate                               5,531            1,180         (4,772)              (7,098)
                                    ----------------------------     ------------------------------
Total from continuing operations     $560,212         $493,655        $45,191              $35,682
                                    ----------------------------     ------------------------------

There have been no material changes in reportable segment assets from the amounts disclosed in Note 18 of the Annual Report.


6.   DIVIDENDS

The Board of Directors declared a dividend of six cents per share of common stock on January 23, 2002. This dividend was paid on February 26, 2002 to shareholders of record as of February 5, 2002.

7.   STOCK TRANSACTIONS

Under a plan approved by the board of directors, the Company may purchase up to $50 million of its shares of stock on the open market as conditions warrant. During the three months ended March 31, 2002, the Company purchased 225,500 shares of treasury stock at an aggregate cost of $6.6 million. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plan.

8.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to arbitrations that involve three separate medical reinsurance arrangements, three arbitrations relative to the Company's portfolio of personal accident business, one lawsuit seeking to enforce an arbitration award relating to a medical reinsurance arrangement, and one lawsuit involving aviation bodily injury carve-out reinsurance coverage. As of March 31, 2002, the ceding companies involved in these disputes have raised claims that are $35.4 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22 of the Annual Report for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending arbitration or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of Management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries. As of March 31, 2002, outstanding letters of credit totaled $350.2 million. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace.

9.   NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the first quarter of 2002, the company completed the transitional impairment test of goodwill. The results of the impairment test did not have a material impact to the Company's results of operations. During the three months ended March 31, 2002, there were no material changes to goodwill as a result of acquisitions or disposals. Goodwill as of March 31, 2002 totaled $6.8 million and was related to the Company's purchase of RGA Financial Group in 2000. Goodwill amortization in the comparable prior-year period was not material to the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa operations. The Asia Pacific, Latin America, and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned and bank-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as creditor and critical illness products. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, which the Company ceased writing during 2001, and direct life insurance through a subsidiary in Argentina. Asia Pacific operations provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Europe & South Africa operations include traditional and critical illness business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

Consolidated income from continuing operations before income taxes for the first quarter of 2002 increased $9.5 million as compared to the prior-year period. After tax diluted earnings per share from continuing operations were $0.58 and $0.43 for the first quarter of 2002 and 2001, respectively.

Consolidated investment income from continuing operations increased 4.7% during the first quarter of 2002. The increase was primarily attributable to a larger invested asset base due to funds received from the issuance of PIERS units in 2001 and normal cash flows from operations offset slightly by a lower yield. The average yield earned on investments was 6.64% and 7.25% for the first three months of 2002 and 2001, respectively. The decrease in overall yield reflected declining interest rates, an increase in short-term holdings and a rise in defaults in securitized holdings. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Consolidated other expenses include general corporate expenses that are not allocated to the operational segments.

The consolidated provision for income taxes on continuing operations increased 15.1% for the first quarter of 2002, primarily a result of higher pre-tax income for the quarter. The effective tax rate was 35.7% and 39.3% for the first three months of 2002 and 2001, respectively. The decrease in the effective tax rate was primarily due to earnings in certain foreign subsidiaries, which resulted in a release of valuation allowances in those entities, and a reduction of the Canadian income tax rate.

Further discussion and analysis of the results for the first quarter of 2002 compared to the first quarter of 2001 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002

                                                   ----------------------------------------------
                                                   TRADITIONAL    NON-TRADITIONAL         TOTAL
                                                                  ASSET-    FINANCIAL      U.S.
                                                                INTENSIVE  REINSURANCE
                                                   ----------------------------------------------
REVENUES:
  Net premiums                                       $344,142    $   868      $    -     $345,010
  Investment income, net of related expenses           36,826     23,718         103       60,647
  Realized investment gains (losses), net              (2,027)       564           -       (1,463)
  Other revenues                                          101        261       6,151        6,513
                                                   ----------------------------------------------
    Total revenues                                    379,042     25,411       6,254      410,707

BENEFITS AND EXPENSES:
  Claims and other policy benefits                    286,003      6,001           -      292,004
  Interest credited                                    13,780     13,693           -       27,473
  Policy acquisition costs and other insurance
    expenses                                           40,802      1,845       1,900       44,547
  Other operating expenses                              5,778        200       1,932        7,910
                                                   ----------------------------------------------
    Total benefits and expenses                       346,363     21,739       3,832      371,934

    Income before income taxes                       $ 32,679    $ 3,672      $2,422     $ 38,773
                                                   ==============================================

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

                                                   ----------------------------------------------
                                                   TRADITIONAL    NON-TRADITIONAL         TOTAL
                                                                  ASSET-    FINANCIAL      U.S.
                                                                INTENSIVE  REINSURANCE
                                                   ----------------------------------------------
REVENUES:
  Net premiums                                       $305,489    $   298      $    -     $305,787
  Investment income, net of related expenses           36,701     23,159         199       60,059
  Realized investment gains (losses), net              (4,568)       234           -       (4,334)
  Other revenues                                          118       (718)      6,216        5,616
                                                   ----------------------------------------------
    Total revenues                                    337,740     22,973       6,415      367,128

BENEFITS AND EXPENSES:
  Claims and other policy benefits                    249,430      3,081           -      252,511
  Interest credited                                    12,616     14,388           -       27,004
  Policy acquisition costs and other insurance
    expenses                                           42,496      3,102       2,854       48,452
  Other operating expenses                              6,692        129       2,068        8,889
                                                   ----------------------------------------------
    Total benefits and expenses                       311,234     20,700       4,922      336,856

    Income before income taxes                       $ 26,506    $ 2,273      $1,493     $ 30,272
                                                   ==============================================

Income before income taxes for the U.S. operations segment totaled $38.8 million for the first quarter of 2002, a 28.1% increase from the comparable prior-year period. The increase in income can primarily be attributed to premium growth somewhat offset by higher than expected death claims on certain inforce blocks of business, and a $2.9 million decrease in realized losses on securities transactions compared to the same period last year. The level of death claims may fluctuate from period to period, but exhibits less volatility over the long term. Net premium growth for the U.S. operations segment remained strong with a 12.8% increase in the first quarter 2002 compared to the same period last year. The increase is attributed to the core traditional block.

Traditional Reinsurance

The U.S. traditional reinsurance is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2002, production totaled $36.5 billion compared to $17.7 billion for the same period in 2001. Continued strong production on new and existing treaties contributed to the growth in production. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income before income taxes for U.S. traditional reinsurance increased 23.3% in the first quarter of 2002. The increase in income for the quarter was primarily due to premium growth somewhat offset by death claims and a decrease in realized losses of $2.5 million.

Net premiums for U.S. traditional reinsurance increased 12.7% in the first quarter of 2002. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to continued growth.

Net investment income remained at approximately the same level for the comparable periods. Net investment income remained flat as the growth in asset base was mostly offset by lower yields earned on the portfolio.

The amount of claims and other policy benefits increased 14.7% in the first quarter of 2002. Claims and other policy benefits, as a percentage of net premiums, were 83.1% and 81.6%, in the first quarter of 2002 and 2001, respectively. The increase in claims as a percentage of premiums for the period can be attributed to higher claims on certain inforce blocks of business. The level of death claims may fluctuate from period to period, but exhibits less volitility over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 11.9% and 13.9% for the first quarter of 2002 and 2001, respectively. This percentage fluctuates due to variations in the mixture of business being written.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance sub-segment includes the reinsurance of annuities and corporate-owned and bank-owned life insurance. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profit or losses primarily from the spread between the investment earnings and interest credited on the underlying deposit liabilities.

Income before income taxes for the first quarter of 2002 was $3.7 million, a 61.5% increase compared to the same period last year. Contributing to this growth was the execution of new single premium deferred annuity coinsurance treaties during the third quarter of 2001 and the first quarter of 2002.

Total revenues, which are comprised primarily of investment income, increased 10.6% in the first quarter of 2002. The growth in revenue can be attributed to a higher asset base for comparable periods, which can be attributed to the new annuity treaties. The growth in 2002 was somewhat offset by lower investment income related to one specific annuity treaty. However, this reduction in investment income was mostly offset by a corresponding decrease in interest credited.

Financial Reinsurance

The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements and the Company's investment in RGA Financial Group L.L.C. ("RGA Financial Group"). Financial reinsurance agreements represent low mortality risk business that the Company assumes and generally subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes increased to $2.4 million in the first quarter of 2002, as compared to $1.5 million in the prior-year period. These results can be attributed to higher amounts of financial reinsurance outstanding during the respective periods.

CANADA OPERATIONS (dollars in thousands)

                                                -------------------------------
                                                      THREE MONTHS ENDED
                                                MARCH 31, 2002   MARCH 31, 2001
                                                -------------------------------
REVENUES:
  Net premiums                                      $46,533          $42,566
  Investment income, net of related expenses         15,605           15,646
  Realized investment gains (losses), net               (81)           5,614
  Other revenues                                        (29)             247
                                                -------------------------------
    Total revenues                                   62,028           64,073

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   45,723           41,207
  Interest credited                                       -              107
  Policy acquisition costs and other
    insurance expenses                                5,217            3,486
  Other operating expenses                            2,243            2,124
                                                -------------------------------
    Total benefits and expenses                      53,183           46,924

    Income before income taxes                      $ 8,845         $ 17,149
                                                -------------------------------

Income before income taxes decreased by 48.4% to $8.8 million in the first quarter of 2002. Excluding realized investment gains, income before income taxes was $8.9 million compared to $11.5 million in the prior year. The decrease in pre-tax income excluding realized investment gains and losses reflects favorable mortality in the previous year.

Net premiums increased 9.3% to $46.5 million during the first quarter of 2002. The increase is primarily the result of normal production. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income decreased slightly in the first quarter of 2002 due to higher cash on hand and a weakened Canadian dollar.

Claims and other policy benefits increased by 11.0% during the first quarter of 2002. Claims and other policy benefits as a percentage of net premiums were 98.3% in the first quarter of 2002 compared to 96.8% in 2001, a reflection of favorable mortality in the prior-year quarter. The level of death claims may fluctuate from period to period, but exhibits less volitility over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.2% for the first quarter of 2002 compared to 8.2% in the prior-year period. The increase is primarily due to the mix of business in the segment, which varies from period to period, primarily due to new production.

OTHER INTERNATIONAL OPERATIONS  (dollars in thousands)
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002

                                         --------------------------------------------------
                                                                                  TOTAL
                                          ASIA       LATIN       EUROPE &         OTHER
                                         PACIFIC    AMERICA    SOUTH AFRICA   INTERNATIONAL
                                         --------------------------------------------------
REVENUES:
  Net premiums                           $33,152    $ 4,197       $40,213        $77,562
  Investment income, net of related
    expenses                               1,369      2,557           231          4,157
  Realized investment losses, net            (50)      (155)         (295)          (500)
  Other revenues                             696         25             6            727
                                         --------------------------------------------------
    Total revenues                        35,167      6,624        40,155         81,946

BENEFITS AND EXPENSES:
  Claims and other policy benefits        22,568      2,241        25,190         49,999
  Interest credited                            -        252             -            252
  Policy acquisition costs and other
    insurance expenses                     8,224      1,555        11,948         21,727
  Other operating expenses                 2,731      2,154         2,487          7,372
  Interest expense                           173          -            78            251
                                         --------------------------------------------------
    Total benefits and expenses           33,696      6,202        39,703         79,601

    Income before income taxes           $ 1,471    $   422       $   452        $ 2,345
                                         --------------------------------------------------

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

                                              --------------------------------------------------
                                                                                       TOTAL
                                               ASIA       LATIN       EUROPE &         OTHER
                                              PACIFIC    AMERICA    SOUTH AFRICA   INTERNATIONAL
                                              --------------------------------------------------
REVENUES:
  Net premiums                                 $28,887   $14,098       $13,247        $56,232
  Investment income, net of related
    expenses                                     1,035     2,879           655          4,569
  Realized investment gains (losses), net           85      (388)          (36)          (339)
  Other revenues                                   725        91            (4)           812
                                              --------------------------------------------------
    Total revenues                              30,732    16,680        13,862         61,274

BENEFITS AND EXPENSES:
  Claims and other policy benefits              19,502    14,336        10,010         43,848
  Interest credited                                  -       293             -            293
  Policy acquisition costs and other
    insurance expenses                           8,312     2,274         3,309         13,895
  Other operating expenses                       2,858     2,126         2,480          7,464
  Interest expense                                 270         -           145            415
                                              --------------------------------------------------
    Total benefits and expenses                 30,942    19,029        15,944         65,915

    Loss before income taxes                   $  (210)  $(2,349)      $(2,082)       $(4,641)
                                              --------------------------------------------------

Income before income taxes for the Other International segment totaled $2.3 million for the first quarter of 2002 compared to a loss of $4.6 million for the comparable prior-year period. Each sub-segment reported gains with the Asia Pacific operations providing a majority of the gain in 2002. The Latin America operations reported income due primarily to gains from settlement of reinsurance claims at favorable currency exchange rates for the privatized pension business in Argentina and continuing growth in Mexico. New business production for Latin America was adversely affected by the economic uncertainties in Argentina. Future opportunities for growth in that country remain limited.

Net premiums increased 37.9% to $77.6 million for the first quarter of 2002. The increase was primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties, and several blocks of business, and premiums associated with accelerated critical illness coverage in Asia Pacific and Europe & South Africa. Accelerated critical illness coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned during the first quarter of 2002 from this coverage totaled $19.5 million compared to $4.5 million in the prior-year period. The overall increase was partially offset by the exit from the privatized pension business and declining sales of direct insurance in Argentina. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income decreased 9.0% in the first quarter of 2002 primarily due to a decrease in allocated assets required to support the Argentine pension business as a result of the devaluation of the Argentine peso. Investment income and realized investment gains are allocated to the various operating segments on the basis of average net capital and investment performance varies with the composition of investments and the relative allocation of capital to units.

The amount of claims and other policy benefits increased 14.0% in the first quarter of 2002 due primarily to overall increased business volume for the segment. Claims and other policy benefits, as a percentage of net premiums, were 64.5% and 78.0%, in the first quarter of 2002 and 2001, respectively. For the Latin America subsegment, the amount of claims and other policy benefits decreased 84.4% in the first quarter of 2002 due primarily to decreased business volume. During 2001, the Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced, and in order to focus on other traditional opportunities in the region. Although premiums will continue to decline, it is estimated that claims for the privatized pension business will continue to be paid over the next several years. The Company increased its reserves for the privatized pension business in Argentina during the fourth quarter of 2001. It is expected that these reserves are necessary to absorb additional claims development associated with the run-off of the treaties. As the underlying reserves for the privatized pension business are in Argentine pesos, the functional currency of this sub-segment, the devaluation of the peso during 2002 is not expected to have an impact on earnings until actual claims settlement or adjustment to the underlying peso-denominated reserves occur. The impact of fluctuating exchange rates will continue to be closely monitored by the Company's management and is expected to be volatile over the near term. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. The level of death claims may fluctuate from period to period, but exhibits less volitility over the long term. The Company monitors mortality trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 28.0% in the first quarter of 2002 compared to 24.7% in 2001. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses remained fairly constant between periods. As a percentage of premiums, other operating expenses decreased to 9.5% in the first quarter of 2002 from 13.3% in the comparable prior-year period. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

CORPORATE AND OTHER SELECTED CONSOLIDATED INFORMATION

Corporate activity generally represents investment income on invested assets not allocated to support segment operations, undeployed proceeds from the Company's capital raising efforts, unallocated realized capital gains or losses, corporate expenses that include unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million, 5.75% mandatorily redeemable trust preferred securities issued by a wholly-owned subsidiary in 2001 ("Preferred Securities").

Corporate revenues increased $4.4 million in the first quarter of 2002 compared to the comparable prior-year period, primarily a result of unallocated investment income associated with an increase in invested assets not allocated to support segment operations. Corporate unallocated other operating expenses were less than one percent of consolidated premiums in the first quarter of 2002 and 2001. Corporate interest expense was $8.3 million and $4.5 million in the first quarter of 2002 and 2001, respectively. The increase was primarily due to the issuance of the Preferred Securities.

DISCONTINUED OPERATIONS

At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties (contracts) being terminated at the earliest possible date. This discontinued segment reported a loss of $1.3 million for 2002 compared to breakeven results for the first quarter of 2001. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. It is Management's opinion that current reserve levels are adequate to cover future anticipated losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows from operating activities for the periods ended March 31, 2002 and 2001 were $59.2 million and $42.7 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a very high quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and can be easily sold to meet the Company's obligations, if necessary.

Net cash (used in) provided by investing activities was $(193.7) million and $11.6 million in 2002 and 2001, respectively. Changes in cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities.

Net cash provided by (used in) financing activities was $22.1 million and $(2.6) million in 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts.

RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 16, "Long-Term Debt," and 17, "Issuance of Trust Piers Units," in the Annual Report), and repurchases of RGA common stock under a board of director approved plan. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of March 31, 2002, the Company had $323.7 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At March 31, 2002, RGA Reinsurance and RGA Canada had statutory capital and surplus of $591.4 million and $176.6 million, respectively. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

The Company expects consolidated interest expense to increase significantly in 2002 due to the addition of the $225.0 million face amount, 5.75% trust preferred securities issued by RGA Capital Trust I and the interest expense associated with its $200.0 million 6.75% Senior Notes due 2011, the proceeds of which were used to pay down a balance of $120 million on its U.S. revolving credit facility and to prepay and terminate the $75 million term loan with MetLife Credit Corp. As of March 31, 2002, the average interest rate on long-term debt outstanding was 6.34%.

Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the board of director approved plan, and to meet its other obligations.

INVESTMENTS

Invested assets, including cash and short-term investments, totaled $5.6 billion at March 31, 2002 compared to $5.3 at December 31, 2001. Increases from positive operating cash flows were offset, in part by the impact of Canadian and Australian currency devaluation during the first three months of 2002. The Company has historically generated positive cash flows from operations.

Within the fixed maturity security portfolio, the Company holds approximately $225.6 million in asset-backed securities at March 31, 2002, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are primarily floating rate securities and are diversified by issuer. Approximately 48.3%, or $109.0 million are collateralized bond obligations. The Company recorded $8.3 million in realized losses during the first quarter of 2002 due to the other than temporary impairment in value of certain collateralized bond obligations.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2002 from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to projections of the earnings, revenues, income or loss, future financial performance and growth potential of Reinsurance Group of America, Incorporated and its subsidiaries (which we refer to in the following paragraphs as "we," "us" or "our"). The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) material changes in mortality and claims experience, (2) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (3) competitive factors and competitors' responses to our initiatives, (4) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (5) changes in our financial strength and credit ratings or those of Metropolitan Life Insurance Company ("MetLife"), General American Life Insurance Company ("General American"), and their respective affiliates, and the effect of such changes on our future results of operations and financial condition, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) changes in investment portfolio yields due to interest rate or credit quality changes, (8) the stability of governments and economies in the markets in which we operate, (9) adverse litigation or arbitration results, (10) the success of our clients, (11) successful execution of our entry into new markets, (12) successful development and introduction of new products, (13) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or General American, (14) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (15) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission.

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and described in the periodic reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" which are incorporated by reference herein.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to arbitrations that involve three separate medical reinsurance arrangements, three arbitrations relative to the Company's portfolio of personal accident business, one lawsuit seeking to enforce an arbitration award relating to a medical reinsurance arrangement, and one lawsuit involving aviation bodily injury carve-out reinsurance coverage. As of March 31, 2002, the ceding companies involved in these disputes have raised claims that are $35.4 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22 of the Annual Report for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending arbitration or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of Management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended March 31, 2002:

     The Company filed a Current Report on Form 8-K dated January 17, 2002, referring under Item 9 to its press release regarding, among other things, certain financial results. The press release was attached thereto as Exhibit 99.1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Reinsurance Group of America, Incorporated



                                     By: /s/ A. Greig Woodring    May 13, 2002
                                         --------------------------------------
                                                 A. Greig Woodring
                                         President & Chief Executive Officer
                                         (Principal Executive Officer)





                                         /s/ Jack B. Lay          May 13, 2002
                                         --------------------------------------
                                                    Jack B. Lay
                                         Executive Vice President &
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

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

4.6 Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (No. 1-11848) filed on December 18, 2001.

4.7       Form of Global Unit Certificate, incorporated by reference to Exhibit
          A of Exhibit 4.6 of this Report, incorporated by reference to Registration Statement on Form 8-A12B (No. 1-11848) filed on December
          18, 2001.

4.8       Form of Warrant Agreement between the Company and the Bank of New
          York, as Warrant Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A12B (No. 1-11848) filed on December
          18, 2001.

4.9       Form of Warrant Certificate, incorporated by reference to Exhibit A of
          Exhibit 4.8 of this Report.


Exhibit
Number                   Description
-------                  -----------
4.10      Trust Agreement of RGA Capital Trust I, incorporated by reference to
          Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos.
          333.55304, 333-55304-01 and 333-55304-02), previously filed with the
          SEC on February 9, 2001, as amended (the "Original S-3").

4.11 Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (No. 1-11848) filed on December 18, 2001.

4.12      Form of Preferred Security Certificate for the Trust, included as
          Exhibit A to Exhibit 4.11 to this Report.

4.13      Form of Remarketing Agreement between the Company, as Guarantor, and
          The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.12 to Registration Statement on Form 8-A12B (No. 1-11848) filed on December 18, 2001.

4.14      Form of Junior Subordinated Indenture, incorporated by reference to
          Exhibit 4.3 of the Original S-3.

4.15      Form of First Supplemental Junior Subordinated Indenture between the
          Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Registration Statement on Form 8-A12B
          (No. 1-11848) filed on December 18, 2001.

4.16      Form of Guarantee Agreement between the Company, as Guarantor, and The
          Bank of New York, as Guarantee Trustee, incorporated by reference to
          Exhibit 4.11 to Registration Statement on Form 8-A12B (No. 1-11848) filed on December 18, 2001.

4.17      Form of Senior Indenture between Reinsurance Group of America,
          Incorporated and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Original S-3.

4.18      Form of First Supplemental Indenture between Reinsurance Group of
          America, Incorporated and The Bank of New York, as Trustee, relating to the 6 - 3/4 Senior Notes Due 2011, incorporated by reference to
          Exhibit 4.8 to Form 8-K dated December 12, 2001 (No. 1-11848), filed
          December 18, 2001.