Form 10-Q
period 2002-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2002-08-14
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

  [X]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                            YES  [X]        NO  [ ]

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 2002: 49,309,717
SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


ITEM                                                                                                PAGE
----                                                                                                ----
                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 2002 and December 31, 2001                                                         3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and six months ended June 30, 2002 and 2001                                           4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2002 and 2001                                                     5

         Notes to Unaudited Condensed Consolidated Financial
         Statements (Unaudited)                                                                      6

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                               9

3        Qualitative and Quantitative Disclosures About Market Risk                                 21


                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                                          21

4        Submission of Matters to a Vote of Security Holders                                        21

6        Exhibits and Reports on Form 8-K                                                           21

         Signatures                                                                                 22

         Index to Exhibits                                                                          23

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             (Unaudited)
                                                                                              June 30,                December 31,
                                                                                                2002                      2001
                                                                                            --------------           --------------
                                                                                                    (Dollars in thousands)
              ASSETS
Fixed maturity securities:
         Available-for-sale at fair value (amortized cost of $3,087,319 and
              $2,765,422 at June 30, 2002 and December 31, 2001, respectively)                 $3,104,875               $2,768,285
Mortgage loans on real estate                                                                     190,487                  163,948
Policy loans                                                                                      779,828                  774,660
Funds withheld at interest                                                                      1,329,378                1,142,643
Short-term investments                                                                              4,937                  140,573
Other invested assets                                                                             115,610                   98,315
                                                                                               ----------               ----------
              Total investments                                                                 5,525,115                5,088,424
Cash and cash equivalents                                                                         187,887                  226,670
Accrued investment income                                                                          60,207                   30,454
Premiums receivable                                                                               168,028                  161,436
Reinsurance ceded receivables                                                                     477,742                  410,947
Deferred policy acquisition costs                                                                 894,894                  800,319
Other reinsurance balances                                                                        133,577                  146,427
Other assets                                                                                       43,720                   29,668
                                                                                               ----------               ----------
              Total assets                                                                     $7,491,170               $6,894,345
                                                                                               ==========               ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY

Future policy benefits                                                                         $2,325,623               $2,101,777
Interest sensitive contract liabilities                                                         2,530,329                2,325,264
Other policy claims and benefits                                                                  661,063                  650,082
Other reinsurance balances                                                                        118,656                   47,687
Deferred income taxes                                                                             214,161                  162,092
Other liabilities                                                                                  70,861                  120,374
Long-term debt                                                                                    325,376                  323,396
Company-obligated mandatorily redeemable preferred securities of subsidiary
         trust holding solely junior subordinated debentures of the Company                       158,180                  158,085
                                                                                               ----------               ----------
              Total liabilities                                                                 6,404,249                5,888,757
Commitments and contingent liabilities                                                                -                        -
Stockholders' Equity:
         Preferred stock (par value $.01 per share; 10,000,000 shares
              authorized; no shares issued or outstanding)                                            -                        -
         Common stock (par value $.01 per share; 75,000,000 shares authorized,
              51,053,273 shares issued at June 30, 2002 and December 31, 2001,
              respectively)                                                                           511                      511
         Warrants                                                                                  66,915                   66,915
         Additional paid-in capital                                                               612,347                  611,806
         Retained earnings                                                                        419,250                  369,349
         Accumulated other comprehensive income (loss):
              Accumulated currency translation adjustment, net of income taxes                     23,811                   (6,088)
              Unrealized appreciation (depreciation) of securities, net of income taxes             6,856                      (87)
                                                                                               ----------               ----------
                    Total stockholders' equity before treasury stock                            1,129,690                1,042,406
         Less treasury shares held of 1,743,556 and 1,526,730 at cost at
              June 30, 2002 and December 31, 2001, respectively                                   (42,769)                 (36,818)
                                                                                               ----------               ----------
              Total stockholders' equity                                                        1,086,921                1,005,588
                                                                                               ----------               ----------
              Total liabilities and stockholders' equity                                       $7,491,170               $6,894,345
                                                                                               ==========               ==========

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          Three months ended         Six months ended
                                                                               June 30,                 June 30,
                                                                       ----------------------    ------------------------
                                                                          2002       2001          2002          2001
                                                                       ---------  -----------    ----------   -----------
                                                                         (Dollars in thousands, except per share data)

REVENUES:
       Net premiums                                                    $465,258     $387,336     $  934,363     $791,921
       Investment income, net of related expenses                        90,267       76,276        178,280      160,365
       Realized investment losses, net                                   (8,426)      (7,526)       (12,017)      (9,032)
       Other revenues                                                    10,210        9,441         16,895       15,928
                                                                       --------     --------     ----------     --------
             Total revenues                                             557,309      465,527      1,117,521      959,182
BENEFITS AND EXPENSES:
       Claims and other policy benefits                                 366,770      302,204        754,496      639,770
       Interest credited                                                 29,896       19,547         57,621       46,951
       Policy acquisition costs and other insurance expenses             84,804       67,442        156,303      133,275
       Other operating expenses                                          21,859       21,819         41,376       44,078
       Interest expense                                                   8,915        4,377         17,469        9,288
                                                                       --------     --------     ----------     --------
             Total benefits and expenses                                512,244      415,389      1,027,265      873,362
                                                                       --------     --------     ----------     --------
             Income from continuing operations before income taxes       45,065       50,138         90,256       85,820
       Provision for income taxes                                        16,141       19,624         32,296       33,664
                                                                       --------     --------     ----------     --------
             Income from continuing operations                           28,924       30,514         57,960       52,156
       Discontinued operations:
             Loss from discontinued accident and health operations,
                   net of income taxes                                     (873)        --           (2,129)        --
                                                                       --------     --------     ----------     --------
             Net income                                                $ 28,051     $ 30,514     $   55,831     $ 52,156
                                                                       ========     ========     ==========     ========
Earnings per share from continuing operations:
       Basic earnings per share                                        $   0.59     $   0.62     $     1.17     $   1.06
                                                                       ========     ========     ==========     ========
       Diluted earnings per share                                      $   0.58     $   0.61     $     1.17     $   1.04
                                                                       ========     ========     ==========     ========
Earnings per share from net income:
       Basic earnings per share                                        $   0.57     $   0.62     $     1.13     $   1.06
                                                                       ========     ========     ==========     ========
       Diluted earnings per share                                      $   0.56     $   0.61     $     1.12     $   1.04
                                                                       ========     ========     ==========     ========

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                         ------------------------------
                                                                                             2002               2001
                                                                                         ------------        ----------
                                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                      $    55,831        $    52,156
        Adjustments to reconcile net income to net cash provided by operating activities:
              Change in:
                    Accrued investment income                                               (29,753)           (17,913)
                    Premiums receivable                                                      (6,592)            76,626
                    Deferred policy acquisition costs                                      (102,025)          (104,892)
                    Reinsurance ceded balances                                              (66,795)           (13,036)
                    Future policy benefits, other policy claims and benefits, and
                      other reinsurance balances                                            342,947            134,792
                    Deferred income taxes                                                    34,080             23,232
                    Other assets and other liabilities                                      (63,564)           (25,187)
              Amortization of net investment discounts, goodwill and other                  (19,483)           (19,621)
              Realized investment losses, net                                                12,017              9,032
             Other, net                                                                      (8,920)             1,386
                                                                                        -----------        -----------
 Net cash provided by operating activities                                                   147,743           116,575

CASH FLOWS FROM INVESTING ACTIVITIES:

        Sales and maturities of fixed maturity securities - Available for sale              885,427            753,027
        Purchases of fixed maturity securities - Available for sale                      (1,163,189)          (754,318)
        Cash invested in mortgage loans on real estate                                      (33,750)           (13,975)
        Cash invested in funds withheld at interest                                         (42,012)           (36,564)
        Cash invested in policy loans                                                        (8,948)            (9,156)
        Principal payments on mortgage loans on real estate                                   7,215              1,974
        Change in short-term investments and other invested assets                          121,260             (9,741)
                                                                                        -----------        -----------
Net cash used in investing activities                                                      (233,997)           (68,753)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Dividends to stockholders                                                            (5,930)            (5,921)
        Borrowings under credit agreements                                                     --               45,746
        Purchase of treasury stock                                                           (6,594)              --
        Exercise of stock options                                                               643              1,187
        Excess deposits (withdrawals) on universal life and other
               investment type policies and contracts                                        60,341             (4,112)
                                                                                        -----------        -----------
Net cash provided by financing activities                                                    48,460             36,900
Effect of exchange rate changes                                                                (989)               273
                                                                                        -----------        -----------
Change in cash and cash equivalents                                                         (38,783)            84,995
Cash and cash equivalents, beginning of period                                              226,670             70,797
                                                                                        -----------        -----------
Cash and cash equivalents, end of period                                                $   187,887        $   155,792
                                                                                        ===========        ===========
Supplementary disclosure of cash flow information:
        Amount of interest paid                                                         $    17,172        $    10,307
        Amount of income taxes paid                                                     $    15,777        $    24,147

See accompanying notes to unaudited condensed consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and Subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("Annual Report").

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its Subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2002 presentation.

2.        EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  ----------------------        ----------------------
                                                    2002           2001          2002           2001
                                                  -------        -------        -------        -------
Earnings:
  Income from continuing operations
   (numerator for basic and diluted
   calculations)                                  $28,924        $30,514        $57,960        $52,156
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)             49,304         49,402         49,362         49,371
  Equivalent shares from outstanding stock
   options                                            365            559            341            552
                                                  -------        -------        -------        -------
  Denominator for diluted calculation              49,669         49,961         49,703         49,923
Earnings per share:
  Basic                                           $  0.59        $  0.62        $  1.17        $  1.06
  Diluted                                         $  0.58        $  0.61        $  1.17        $  1.04
                                                  =======        =======        =======        =======

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three and six month periods ended June 30, 2002, approximately 0.9 million in outstanding stock options were not included in the calculation of common equivalent shares. For the three and six month periods ended June 30, 2001, approximately 0.1 million in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods. Additionally, outstanding warrants to purchase Company common stock under certain circumstances were antidilutive to the calculation of earnings per share.


3.       COMPREHENSIVE INCOME (LOSS)

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three and six-month periods ended June 30, 2002 and 2001 (dollars in thousands):

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ------------------------------    ---------------------------------
                                               JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002       JUNE 30, 2001
                                               -------------    -------------    -------------       -------------

Net income                                       $ 28,051          $ 30,514           $ 55,831          $ 52,156
Accumulated other comprehensive
 income (expense), net of income taxes:
  Unrealized gains (losses) on securities          52,731           (29,046)             6,943           (18,351)
  Foreign currency items                           13,364             8,967             29,899            (4,966)
                                                 --------          --------           --------          --------
    Comprehensive income                         $ 94,146          $ 10,435           $ 92,673          $ 28,839
                                                 ========          ========           ========          ========


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

Due to the economic uncertainty in Argentina and losses associated with Argentine privatized pension business, the Company has scaled back its operations in Latin America. Reinsurance of the Argentine pension business is conducted through the Company's principal operating subsidiary based in Missouri.

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to total revenues and income from continuing operations before income taxes are summarized below (dollars in thousands).

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               --------------------------------       ----------------------------------
                                               JUNE 30, 2002      JUNE 30, 2001       JUNE 30, 2002        JUNE 30, 2001
                                               -------------      -------------       -------------        -------------
REVENUES
  U.S                                           $   400,702         $   335,202         $   811,409         $   702,330
  Canada                                             61,766              62,539             123,794             126,612
  Other International                                90,010              67,809             171,956             129,083
  Corporate                                           4,831                 (23)             10,362               1,157
                                                -----------         -----------         -----------         -----------
     Total from continuing operations           $   557,309         $   465,527         $ 1,117,521         $   959,182
                                                ===========         ===========         ===========         ===========
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES

  U.S                                           $    38,729         $    43,857         $    77,502         $    74,129
  Canada                                              9,905              14,994              18,750              32,143
  Other International                                 3,058              (1,325)              5,403              (5,966)
  Corporate                                          (6,627)             (7,388)            (11,399)            (14,486)
                                                -----------         -----------         -----------         -----------
     Total from continuing operations           $    45,065         $    50,138              90,256         $    85,820
                                                ===========         ===========         ===========         ===========

Other International assets increased approximately 24% from the amounts disclosed in Note 18 of the Annual Report. This increase was primarily related to growth in the Europe & South Africa and Asia Pacific sub-segments offset by a decrease in allocated assets required to support the Argentine pension business as a result of the devaluation of the Argentine peso. Assets for the U.S. and Canada segments have not changed by more than 10% since year end.

5.       DIVIDENDS

The board of directors declared a dividend of six cents per share of common stock on April 24, 2002. This dividend was paid on May 28, 2002 to shareholders of record as of May 7, 2002.

6.       STOCK TRANSACTIONS

Under a plan approved by the board of directors, the Company may purchase up to $50 million of its shares of stock on the open market as conditions warrant. During the three months ended March 31, 2002, the Company purchased 225,500 shares of treasury stock at an aggregate cost of $6.6 million. No shares were repurchased during the three months ended June 30, 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plan.

7.       COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. The Company is currently a party to arbitrations that involve three separate medical reinsurance arrangements, three arbitrations relative to the Company's portfolio of personal accident business, one lawsuit seeking to enforce an arbitration award relating to a medical reinsurance arrangement, and one lawsuit involving aviation bodily injury carve-out reinsurance coverage. Currently, the ceding companies involved in these disputes have raised claims that are $39.5 million in excess of the amounts held as a liability by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22 of the Annual Report for more information. While it is not feasible to predict the outcome of the pending arbitrations or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position. However, the impact on the Company's results of operations in any particular future period could be material.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries. As of June 30, 2002, there were approximately $37.9 million of outstanding letters of credit in favor of unaffiliated entities and $323.7 million in favor of entities affiliated with the Company. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace. The letters of credit are for a term of one year and renew automatically unless the issuing financial institution notifies the Company of its intent not to renew at least 30 days prior to their expiration.

8.       NEW ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized at fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating whether the impact of the statement will have a material effect on earnings.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.

During the first quarter of 2002, the company completed the transitional impairment test of goodwill. The results of the impairment test did not have a material impact to the Company's results of operations. During the six months ended June 30, 2002, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of June 30, 2002 totaled $7.0 million and was related to the Company's purchase of RGA Financial Group in 2000. Goodwill amortization in the comparable prior-year period was not material to the Company's results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa operations. The Asia Pacific, Latin America, and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned and bank-owned life insurance and annuities. The Canada operations provide insurers with traditional reinsurance as well as creditor and critical illness products. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, which the Company ceased writing during 2001, and direct life insurance through a subsidiary in Argentina. Asia Pacific operations provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Europe & South Africa operations include traditional life and critical illness business from Europe and South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

A variety of new laws and regulatory initiatives have been introduced recently that have changed or will change the reporting practices of public companies. One such initiative was the announcement by the Securities and Exchange Commission (the "SEC") that it would review the annual reports on Form 10-K submitted by all Fortune 500 companies in 2002. As a result, the SEC reviewed the annual report on Form 10-K of MetLife, Inc. ("MetLife") for the year ended December 31, 2001. MetLife and certain affiliates beneficially own approximately 59% of the Company's outstanding shares. Accordingly, the Company's results are included in the consolidated financial statements of MetLife. MetLife received correspondence from the SEC in connection with this review in July 2002. MetLife has responded, on a timely basis, to all of the SEC's comments and expects all matters to be resolved in the near future.

One of the items still pending is related to "funds withheld at interest" on certain types of modified coinsurance reinsurance contracts to which the Company is a party. The comment relates to whether the Company's reporting for these contracts considered the existence of embedded derivatives. While MetLife believes that it has been responsive to the SEC's comments, there can be no assurance that the SEC will not have further comments or request additional information.

Consolidated income from continuing operations before income taxes decreased $5.1 million for the second quarter and increased $4.4 million for the six months ended June 30, 2002, as compared to the respective prior-year periods. After-tax diluted earnings per share from continuing operations were $0.58 and $1.17 for the second quarter and first six months of 2002, respectively, compared to $0.61 and $1.04 for the prior-year periods.

Consolidated investment income from continuing operations increased 18.3% and 11.2% during the second quarter and first six months of 2002, respectively. The increase was primarily attributable to a larger invested asset base due to funds received from the issuance of Preferred Income Equity Redeemable Securities ("PIERS") units in December of 2001 and normal cash flows from operations offset slightly by a lower yield. The average invested asset book yield earned on investments was 6.68% for the second quarter of 2002 compared to 7.16% for the comparable prior-year period. The decrease in overall yield reflected declining interest rates and a rise in defaults on fixed maturity securities. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Consolidated other expenses include general corporate expenses that are not allocated to the operational segments.

The consolidated provision for income taxes on continuing operations decreased 17.7% and 4.1% for the second quarter and first six months of 2002, respectively, primarily a result of a decrease in the effective tax-rate in both periods and lower pre-tax income for the second quarter. The effective tax rate was 35.8% for both the second quarter and first six months of 2002, compared to 39.1% and 39.2% for the comparable prior-year periods. The decrease in the effective tax rate was primarily due to a reduction of the Canadian income tax rate and earnings in certain foreign subsidiaries, which resulted in a release of valuation allowances in those entities.

Further discussion and analysis of the results for 2002 compared to 2001 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

                                                                  FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002
                                                          --------------------------------------------------------------
                                                                                   NON-TRADITIONAL
                                                                             ---------------------------
                                                                               ASSET-         FINANCIAL          TOTAL
                                                          TRADITIONAL        INTENSIVE       REINSURANCE          U.S.
                                                          -----------        ---------       -----------       ---------
REVENUES:
  Net premiums                                             $ 333,876         $   1,125       $    --           $ 335,001
  Investment income, net of related expenses                  39,137            22,730              24            61,891
  Realized investment losses, net                               (957)           (4,524)           --              (5,481)
  Other revenues                                                 679             2,908           5,704             9,291
                                                           ---------         ---------        ---------        ---------
     Total revenues                                          372,735            22,239           5,728           400,702

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           264,570             1,715            --             266,285
  Interest credited                                           13,859            15,118            --              28,977
  Policy acquisition costs and other insurance
    expenses                                                  51,366             4,584           1,938            57,888
  Other operating expenses                                     6,177               186           2,460             8,823
                                                           ---------         ---------        ---------        ---------
       Total benefits and expenses                           335,972            21,603           4,398           361,973

       Income before income taxes                          $  36,763         $     636       $   1,330         $  38,729
                                                           =========         =========        =========        =========


                                                                  FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
                                                          --------------------------------------------------------------
                                                                                   NON-TRADITIONAL
                                                                             ---------------------------
                                                                               ASSET-         FINANCIAL          TOTAL
                                                          TRADITIONAL        INTENSIVE       REINSURANCE          U.S.
                                                          -----------        ---------       -----------       ---------
REVENUES:
  Net premiums                                             $ 279,377         $   1,090        $    --          $ 280,467
  Investment income, net of related expenses                  37,382            13,549              195           51,126
  Realized investment gains (losses), net                     (5,779)              612             --             (5,167)
  Other revenues                                                 386             2,088            6,302            8,776
                                                           ---------         ---------        ---------        ---------
     Total revenues                                          311,366            17,339            6,497          335,202

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           214,111               787             --            214,898
  Interest credited                                           12,642             6,357             --             18,999
  Policy acquisition costs and other insurance
    expenses                                                  40,655             4,920            2,411           47,986
  Other operating expenses                                     7,212               154            2,096            9,462
                                                           ---------         ---------        ---------        ---------
       Total benefits and expenses                           274,620            12,218            4,507          291,345

       Income before income taxes                          $  36,746         $   5,121        $   1,990        $  43,857
                                                           =========         =========        =========        =========

                                                                   FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
                                                          --------------------------------------------------------------
                                                                                   NON-TRADITIONAL
                                                                             ---------------------------
                                                                               ASSET-         FINANCIAL          TOTAL
                                                          TRADITIONAL        INTENSIVE       REINSURANCE          U.S.
                                                          -----------        ---------       -----------       ---------
REVENUES:
  Net premiums                                            $ 678,018         $   1,993         $    --          $ 680,011
  Investment income, net of related expenses                 75,963            46,448               127          122,538
  Realized investment losses, net                            (2,984)           (3,960)             --             (6,944)
  Other revenues                                                780             3,169            11,855           15,804
                                                          ---------         ---------         ---------        ---------
     Total revenues                                         751,777            47,650            11,982          811,409

BENEFITS AND EXPENSES:
  Claims and other policy benefits                          550,573             7,716              --            558,289
  Interest credited                                          27,639            28,811              --             56,450
  Policy acquisition costs and other insurance
    expenses                                                 92,168             6,429             3,838          102,435
  Other operating expenses                                   11,955               386             4,392           16,733
                                                          ---------         ---------         ---------        ---------
       Total benefits and expenses                          682,335            43,342             8,230          733,907

       Income before income taxes                         $  69,442         $   4,308         $   3,752        $  77,502
                                                          =========         =========         =========        =========

                                                                   FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001
                                                          --------------------------------------------------------------
                                                                                   NON-TRADITIONAL
                                                                             ---------------------------
                                                                               ASSET-         FINANCIAL          TOTAL
                                                          TRADITIONAL        INTENSIVE       REINSURANCE          U.S.
                                                          -----------        ---------       -----------       ---------
REVENUES:
  Net premiums                                             $ 584,866         $   1,388        $    --          $ 586,254
  Investment income, net of related expenses                  74,083            36,708              394          111,185
  Realized investment gains (losses), net                    (10,347)              846             --             (9,501)
  Other revenues                                                 504             1,370           12,518           14,392
                                                           ---------         ---------        ---------        ---------
     Total revenues                                          649,106            40,312           12,912          702,330

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           463,541             3,868             --            467,409
  Interest credited                                           25,258            20,745             --             46,003
  Policy acquisition costs and other insurance
    expenses                                                  83,151             8,022            5,265           96,438
  Other operating expenses                                    13,904               283            4,164           18,351
                                                           ---------         ---------        ---------        ---------
       Total benefits and expenses                           585,854            32,918            9,429          628,201

       Income before income taxes                          $  63,252         $   7,394        $   3,483        $  74,129
                                                           =========         =========        =========        =========

Income before income taxes for the U.S. operations segment totaled $38.7 million and $77.5 million for the second quarter and first six months of 2002, respectively, a decrease of 11.7% and an increase of 4.6% from the comparable prior-year periods. The decrease in income during the second quarter of 2002 compared to the prior-year period can be primarily attributed to higher claims and other policy benefits as a percentage of premiums. The increase in income for the first six months can primarily be attributed to premium growth somewhat offset by higher than expected death claims on certain inforce blocks of business, and a $2.6 million decrease in realized losses on securities transactions compared to the same period last year. Net premium growth for the U.S. operations segment remained strong with a 19.4% and 16.0% increase in the second quarter and first six months of 2002, respectively, compared to the same periods last year.

Traditional Reinsurance

The U.S. traditional reinsurance is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the second quarter and first six months of 2002, production totaled $37.7 billion and $74.2 billion, respectively, compared to $21.5 billion and $39.2 billion for the same face amount of new business periods in 2001. The strong growth in production was realized on both new and existing treaties. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income before income taxes for U.S. traditional reinsurance remained the same and increased 9.8% for the second quarter and six months ended 2002, respectively. The increase in income for the first six months of 2002 was primarily due to a decrease in realized losses on investment securities of $7.4 million for comparable periods.

Net premiums for U.S. traditional reinsurance increased 19.5% and 15.9% in the second quarter and first six months of 2002, respectively. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to continued growth.

Net investment income increased 4.7% and 2.5% for the second quarter and first six months of 2002, respectively. The increase was due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance, which was partially offset by the lower yields as a result of the general decline in interest rates.

The amount of claims and other policy benefits increased 23.6% and 18.8% in the second quarter and first six months of 2002, respectively. Claims and other policy benefits, as a percentage of net premiums, were 79.2% and 81.2% in the second quarter and first six months of 2002, respectively, compared to 76.6% and 79.3% for the same periods in 2001. The increase in claims as a percentage of premiums relates primarily to higher claims on certain inforce blocks of business. The level of death claims may fluctuate from period to period, but exhibits less volatility over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 15.4% and 13.6% for the second quarter and first six months of 2002, respectively, compared to 14.6% and 14.2% for the same periods in 2001. This percentage fluctuates due to variations in the mixture of business being written.

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

Income before income taxes for the second quarter and first six months of 2002 decreased to $0.6 million and $4.3 million, respectively, as compared to $5.1 million and $7.4 million in the prior periods. The decrease was primarily the result of the increase in realized losses on investment securities of $5.1 million and $4.8 million in the second quarter and first six months of 2002.

Total revenues, which are comprised primarily of investment income, increased 28.3% and 18.2% in the second quarter and first six months of 2002, respectively. Contributing to the growth in revenues were new single premium deferred annuity coinsurance treaties during the third quarter of 2001 and the first quarter of 2002, partially offset by the increase in realized losses on investment securities. Assets outstanding as of June 30, 2002 and 2001 were $1.7 billion and $1.3 billion, respectively. Average invested assets outstanding for this sub-segment increased by $357.6 million and $291.3 million for the second quarter and first six months of 2002, respectively, compared to the comparable prior-year periods.

Total benefits and expenses, which includes interest credited and policy acquisition costs and other insurance expenses, increased 76.8% and 31.7% in the second quarter and first six months of 2002, respectively. Contributing to the increase in expenses is the additional interest credited on contract liabilities related to the new single premium deferred annuity coinsurance treaties during the third quarter of 2001 and the first quarter of 2002. The Company performs periodic tests to determine that deferred policy acquisition costs remain recoverable, and if necessary, the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. To the extent the Company reduces its expectations of gross margins on certain business due to emerging experience on lapses, investment performance or other factors, a negative adjustment to deferred acquisition costs would be necessary.

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

Income before income taxes was $1.3 million and $3.8 million in the second quarter and first six months of 2002, respectively, as compared to $2.0 million and $3.5 million in the prior-year periods. The decrease over the prior quarter can be attributed to higher operating expenses resulting from an increase in allocated expenses and the timing of when fees are earned based on the completion of new financial reinsurance treaties. The increase over the prior year can be attributed to higher amounts of financial reinsurance outstanding during the respective periods.

CANADA OPERATIONS (dollars in thousands)

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   --------------------------------   -------------------------------
                                                   JUNE 30, 2002    JUNE 30, 2001     JUNE 30, 2002     JUNE 30, 2001
                                                   -------------    -------------     -------------     -------------
REVENUES:
  Net premiums                                      $  44,144         $  44,148         $  90,677         $  86,714
  Investment income, net of related expenses           17,776            15,651            33,381            31,297
  Realized investment gains (losses), net                (105)            2,902              (186)            8,516
  Other revenues                                          (49)             (162)              (78)               85
                                                    ---------         ---------         ---------         ---------
    Total revenues                                     61,766            62,539           123,794           126,612

BENEFITS AND EXPENSES:
  Claims and other policy benefits                     45,103            41,888            90,826            83,095
  Interest credited                                       388                72               388               179
  Policy acquisition costs and other
   insurance expenses                                   4,045             3,368             9,262             6,854
  Other operating expenses                              2,325             2,217             4,568             4,341
                                                    ---------         ---------         ---------         ---------
    Total benefits and expenses                        51,861            47,545           105,044            94,469

    Income before income taxes                      $   9,905         $  14,994         $  18,750         $  32,143
                                                    =========         =========         =========         =========

Income before income taxes decreased by 33.9% and 41.7% in the second quarter and first six months of 2002, respectively. Excluding realized investment gains (losses), income before income taxes was $10.0 million and $18.9 million in the second quarter and first six months of 2002, respectively, compared to $12.1 million and $23.6 million in the prior-year periods. The decrease in pre-tax income excluding realized investment gains and losses reflects favorable mortality in the previous year as well as unfavorable mortality experience in the current year.

Net premiums remained flat and increased 4.6% in the second quarter and first six months of 2002, respectively. The year to date increase is primarily the result of current-year production offset by a decrease in creditor premiums as prescribed by treaty parameters. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 13.6% and 6.7% in the second quarter and first six months of 2002, respectively. The increase is due to an increase in the invested asset base. The invested asset base growth is due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest.

Claims and other policy benefits increased by 7.7% and 9.3% during the second quarter and first six months of 2002, respectively. Claims and other policy benefits as a percentage of net premiums were 102.2% and 100.2% in the second quarter and first six months of 2002, respectively, compared to 94.9% and 95.8% in the prior-year periods. The higher percentages are a reflection of a change in the mix of business and favorable mortality in the prior year. The level of death claims may fluctuate from period to period, but exhibits less volatility over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 9.2% and 10.2% for the second quarter and first six months of 2002, respectively, compared to 7.6% and 7.9% in the prior-year periods. The increase is primarily due to the mix of business in the segment, which varies from period to period, primarily due to new production.

OTHER INTERNATIONAL OPERATIONS  (dollars in thousands)


                                                                FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2002
                                                     ----------------------------------------------------------------------
                                                                                                                TOTAL
                                                                                             EUROPE &           OTHER
                                                      ASIA PACIFIC       LATIN AMERICA     SOUTH AFRICA      INTERNATIONAL
                                                     --------------     ---------------   --------------    ---------------
REVENUES:
  Net premiums                                          $ 31,840           $  2,331          $ 51,942          $ 86,113
  Investment income, net of related expenses               1,785              1,345                17             3,147
  Realized investment losses, net                           (123)              (104)               (1)             (228)
  Other revenues                                             579                 69               330               978
                                                        --------           --------          --------          --------
    Total revenues                                        34,081              3,641            52,288            90,010

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        21,592                784            33,006            55,382
  Interest credited                                           --                531                --               531
  Policy acquisition costs and other insurance
   expenses                                                5,792                755            16,332            22,879
  Other operating expenses                                 3,546              1,264             2,862             7,672
  Interest expense                                           215                 --               273               488
                                                        --------           --------          --------          --------
    Total benefits and expenses                           31,145              3,334            52,473            86,952

    Income (loss) before income taxes                   $  2,936           $    307          $   (185)         $  3,058
                                                        ========           ========          ========          ========

                                                               FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2001
                                                     ----------------------------------------------------------------------
                                                                                                                TOTAL
                                                                                             EUROPE &           OTHER
                                                      ASIA PACIFIC       LATIN AMERICA     SOUTH AFRICA      INTERNATIONAL
                                                     --------------     ---------------   --------------    ---------------
REVENUES:
  Net premiums                                          $ 25,934           $ 18,397          $ 18,390          $ 62,721
  Investment income, net of related expenses               1,246              4,857               596             6,699
  Realized investment gains (losses), net                     58             (2,480)                6            (2,416)
  Other revenues                                             617                 88               100               805
                                                        --------           --------          --------          --------
    Total revenues                                        27,855             20,862            19,092            67,809

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        17,261             17,785            10,372            45,418
  Interest credited                                           --                476                --               476
  Policy acquisition costs and other insurance
   expenses                                                6,565              3,832             5,691            16,088
  Other operating expenses                                 2,310              2,095             2,408             6,813
  Interest expense                                           194                 --               145               339
                                                        --------           --------          --------          --------
    Total benefits and expenses                           26,330             24,188            18,616            69,134

    Income (loss) before income taxes                   $  1,525           $ (3,326)         $    476          $ (1,325)
                                                        ========           ========          ========          ========

                                                                 FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
                                                     ----------------------------------------------------------------------
                                                                                                                TOTAL
                                                                                             EUROPE &           OTHER
                                                      ASIA PACIFIC       LATIN AMERICA     SOUTH AFRICA      INTERNATIONAL
                                                     --------------     ---------------   --------------    ---------------
REVENUES:
  Net premiums                                          $  64,992          $   6,528         $  92,155         $ 163,675
  Investment income, net of related expenses                3,154              3,902               248             7,304
  Realized investment losses, net                            (173)              (259)             (296)             (728)
  Other revenues                                            1,275                 94               336             1,705
                                                        ---------          ---------         ---------         ---------
    Total revenues                                         69,248             10,265            92,443           171,956

BENEFITS AND EXPENSES:
  Claims and other policy benefits                         44,160              3,025            58,196           105,381
  Interest credited                                            --                783                --               783
  Policy acquisition costs and other insurance
   expenses                                                14,016              2,310            28,280            44,606
  Other operating expenses                                  6,277              3,418             5,349            15,044
  Interest expense                                            388                 --               351               739
                                                        ---------          ---------         ---------         ---------
    Total benefits and expenses                            64,841              9,536            92,176           166,553

    Income before income taxes                          $   4,407          $     729         $     267         $   5,403
                                                        =========          =========         =========         =========

                                                                 FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001
                                                     ----------------------------------------------------------------------
                                                                                                                TOTAL
                                                                                             EUROPE &           OTHER
                                                      ASIA PACIFIC       LATIN AMERICA     SOUTH AFRICA      INTERNATIONAL
                                                     --------------     ---------------   --------------    ---------------
REVENUES:
  Net premiums                                          $  54,821          $  32,495         $  31,637         $ 118,953
  Investment income, net of related expenses                2,281              7,736             1,251            11,268
  Realized investment gains (losses), net                     143             (2,868)              (30)           (2,755)
  Other revenues                                            1,342                179                96             1,617
                                                        ---------          ---------         ---------         ---------
    Total revenues                                         58,587             37,542            32,954           129,083

BENEFITS AND EXPENSES:
  Claims and other policy benefits                         36,763             32,121            20,382            89,266
  Interest credited                                            --                769                --               769
  Policy acquisition costs and other insurance
   expenses                                                14,877              6,106             9,000            29,983
  Other operating expenses                                  5,168              4,221             4,888            14,277
  Interest expense                                            464                 --               290               754
                                                        ---------          ---------         ---------         ---------
    Total benefits and expenses                            57,272             43,217            34,560           135,049

    Income (loss) before income taxes                   $   1,315          $  (5,675)        $  (1,606)        $  (5,966)
                                                        =========          =========         =========         =========

Income before income taxes for the Other International segment was $3.1 million and $5.4 million for the second quarter and first six months of 2002, respectively, compared to losses of $1.3 million and $6.0 million for the comparable prior-year periods.

Net premiums increased 37.3% and 37.6% during the second quarter and first six months of 2002, respectively. The increase was primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties, and premiums associated with accelerated critical illness coverage in Asia Pacific and Europe & South Africa. Accelerated critical illness coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned during the second quarter and first six months of 2002 from this coverage totaled $27.4 million and $46.7 million, respectively, compared to $9.4 million and $13.9 million in the prior-year periods. The overall increase was partially offset by the exit from the privatized pension business in 2001 and declining sales of direct insurance in Argentina. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income decreased 53.0% and 35.2% in the second quarter and first six months of 2002, respectively. The decrease is primarily due to a decrease in allocated assets required to support the Argentine pension business as a result of the devaluation of the Argentine peso. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The amount of claims and other policy benefits increased 21.9% and 18.1% in the second quarter and first six months of 2002. The increase is due primarily to overall increased business volume for the segment. Claims and other policy benefits, as a percentage of net premiums, were 64.3% and 64.4% in the second quarter and first six months of 2002, respectively, compared to 72.4% and 75.0% in the prior-year period. For the Latin America sub-segment, the amount of claims and other policy benefits decreased 95.6% and 90.6% in the second quarter and first six months of 2002 due primarily to decreased business volume and recognition of transaction gains on settlement of privatized pension claims. During 2001, the Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced, and in order to focus on other traditional opportunities in the region. Although premiums will continue to decline, it is estimated that claims for the privatized pension business will continue to be paid over the next several years. As the underlying reserves for the privatized pension business are in Argentine pesos, the functional currency of this sub-segment, the devaluation of the peso during 2002 is not expected to have an impact on earnings until actual claims settlement or adjustment to the underlying peso-denominated reserves occur. Transaction gains/losses on the claims settlements are included in the claims and other policy benefits total. The impact of fluctuating exchange rates will continue to be closely monitored by the Company's management and is expected to be volatile over the near term. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. The level of claims may fluctuate from period to period, but exhibits less volatility over the long term. The Company monitors mortality claims trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 26.6% and 27.3% in the second quarter and first six months of 2002, respectively, compared to 25.7% and 25.2% in 2001. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses remained fairly constant between periods. As a percentage of premiums, other operating expenses decreased to 8.9% and 9.2% in the second quarter and first six months of 2002, respectively, from 10.9% and 12.0% in the comparable prior-year periods. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.


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

Corporate revenues increased $4.9 million and $9.2 million during the second quarter and first six months of 2002, respectively. The increase is primarily a result of unallocated investment income associated with an increase in invested assets not allocated to support segment operations. Corporate unallocated other operating expenses were less than one percent of consolidated premiums in the second quarter of 2002 and 2001. Corporate interest expense was $8.4 million and $16.7 million in the second quarter and first six months of 2002, respectively, and $4.0 million and $8.5 million in the prior-year periods. The increase was primarily due to the issuance of the Preferred Securities.

DISCONTINUED OPERATIONS

At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties being terminated at the earliest possible date. This discontinued segment reported a loss of $0.9 million and $2.1 million for the second quarter and first six months of 2002, respectively, compared to breakeven results for prior-year periods. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the uncertainty associated with the run-off of this business, the impact on the Company's results of operations in any particular future period could be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows from operating activities for the six months ended June 30, 2002 and 2001 were $147.7 million and $116.6 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a very high quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and can be easily sold to meet the Company's obligations, if necessary.

Net cash used in investing activities was $234.0 million and $68.8 million in 2002 and 2001, respectively. Changes in cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess funds generated by operating and financing activities.

Net cash provided by financing activities was $48.5 million and $36.9 million in 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts.

RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 16, "Long-Term Debt," and 17, "Issuance of Trust Piers Units," in the Annual Report), and repurchases of RGA common stock under a board of director approved plan. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, borrowings under its U.S. revolving credit facility, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of June 30, 2002, the Company had $325.4 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At June 30, 2002, Reinsurance Company of Missouri, Inc. (RCM) and RGA Canada had statutory capital and surplus of $570.5 million and $188.4 million, respectively. RCM's primary asset is its investment in RGA Reinsurance, the main operating company. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

The Company expects consolidated interest expense to increase significantly in 2002 due to the addition of the $225.0 million face amount, 5.75% trust preferred securities issued by RGA Capital Trust I and the interest expense associated with its $200.0 million 6.75% Senior Notes due 2011, the proceeds of which were used to pay down a balance of $120 million on its U.S. revolving credit facility and to prepay and terminate the $75 million term loan with MetLife Credit Corp. As of June 30, 2002, the Company had available capacity of approximately $156.7 million through its U.S. and foreign revolving credit facilities and the average interest rate on long-term debt outstanding was 6.34%. Currently, the $140.0 million U.S. revolving credit facility has a zero balance and terminates in May, 2003, at which time the Company plans to renew the existing credit facility or enter into another credit agreement to replace the terminated facility.

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

The Company has catastrophe insurance coverage that expires August 13, 2002, providing benefits of up to $100 million per occurrence for claims involving three or more deaths in a single accident. As of August 12, 2002, the Company has received commitments on 94% of a total of $50.0 million in new catastrophe coverage. Under the new coverage, the Company retains the first $20 million in claims and $10 million of the next $20 million in claims. Additionally, the cost of coverage has increased significantly compared to the policy expiring August 13, 2002.

A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products. Because the Company obtains substantially all of its revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, its business would be harmed if the market for annuities or life insurance were adversely affected.

INVESTMENTS

Invested assets, including cash and short-term investments, totaled $5.7 billion at June 30, 2002 compared to $5.3 at December 31, 2001. Increases from positive operating cash flows and deposits on asset intensive products contributed to the increase in invested assets during the first six months of 2002. The Company has historically generated positive cash flows from operations.

Within the fixed maturity security portfolio, the Company holds approximately $217.4 million in asset-backed securities at June 30, 2002, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are primarily floating rate securities and are diversified by issuer. Approximately 55.4%, or $120.4 million are collateralized bond obligations. The Company recorded $8.7 million in realized losses during the second quarter of 2002 due to the sale of WorldCom/MCI fixed maturity holdings.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investments manager, the Company evaluates factors such as financial condition of the issuer, payment performance, market value, compliance with covenants, general market conditions, intent and ability to hold securities, and various other subjective factors. Securities, based on management's judgment, with an other than temporary impairment in value are written down to management's estimate of net realizable value.

COUNTERPARTY RISK

In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. If a counterparty was unable to fulfill its obligation to us under our reinsurance agreement with them, the impact could be material to the Company's financial condition and results of operations.

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

The Company is subject to foreign currency translation, transaction, and net income exposure. The Company generally does not hedge the foreign currency translation exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Due to the economic uncertainty in Argentina and losses associated with Argentine privatized pension business, the Company has scaled back its operations in Latin America. Reinsurance of the Argentine pension business is conducted through the Company's principal operating subsidiary based in Missouri. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). Currently, the Company believes its foreign currency transaction exposure is not material to the consolidated results of operations.

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2002 from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk" which are incorporated by reference herein.

PART II -- OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. The Company is currently a party to arbitrations that involve three separate medical reinsurance arrangements, three arbitrations relative to the Company's portfolio of personal accident business, one lawsuit seeking to enforce an arbitration award relating to a medical reinsurance arrangement, and one lawsuit involving aviation bodily injury carve-out reinsurance coverage. Currently, the ceding companies involved in these disputes have raised claims that are $39.5 million in excess of the amounts held as a liability by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22 of the Annual Report for more information. While it is not feasible to predict the outcome of the pending arbitrations or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position, however the impact on its results of operations could be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting of Shareholders was held on May 22, 2002

(b) At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:

1.  To elect three directors to serve terms ending in 2005.

Directors                   Voted For            Withheld
---------                 ------------          ----------
J. Cliff Eason             48,491,836             425,596

Stewart G. Nagler          49,786,835             130,597

Joseph A. Reali            49,699,185             218,247


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)     See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended June 30, 2002:

        None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        Reinsurance Group of America, Incorporated



                        By:  /s/  A. Greig Woodring         August 13, 2002
                             ------------------------------------------------
                                           A. Greig Woodring
                                  President & Chief Executive Officer
                                     (Principal Executive Officer)





                             /s/  Jack B. Lay                 August 13, 2002
                             ------------------------------------------------
                                               Jack B. Lay
                            Executive Vice President & Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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

4.18          Form of First Supplemental Indenture between Reinsurance Group of
              America, Incorporated and The Bank of New York, as Trustee, relating to the 6-3/4 Senior Notes Due 2011, incorporated by reference to Exhibit 4.8 to Form 8-K dated December 12, 2001 (No.
              1-11848), filed December 18, 2001

10.21         Amendment No. 1 and waiver dated as of December 12, 2001 to Credit
              Agreement dated as of May 24, 2000

10.22 Amendment No. 2 dated as of July 16, 2002 to Credit Agreement dated May 24, 2000

99.1          Certification of Chief Executive Officer

99.2          Certification of Chief Financial Officer