Form 10-Q
period 2002-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2002-11-14
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
      |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

      | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 YES |X| NO | |

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 2002: 49,365,460 SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                         PAGE
----                                                                         ----

                         PART I - FINANCIAL INFORMATION
1    Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited)
     September 30, 2002 and December 31, 2001                                    3

     Condensed Consolidated Statements of Income (Unaudited)
     Three and nine months ended September 30, 2002 and 2001                     4


     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Nine months ended September 30, 2002 and 2001                               5


     Notes to Unaudited Condensed Consolidated Financial
     Statements (Unaudited)                                                      6

2    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                               9

3    Qualitative and Quantitative Disclosures About Market Risk                 21

4    Controls and Procedures                                                    21

                              PART II - OTHER INFORMATION

1    Legal Proceedings                                                          22

6    Exhibits and Reports on Form 8-K                                           22

     Signatures                                                                 23

     Certifications                                                             24

     Index to Exhibits                                                          26

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                       September 30,     December 31,
                                                                                            2002             2001
                                                                                       -------------    -------------
                                                                                           (Dollars in thousands)
           ASSETS
Fixed maturity securities:
      Available-for-sale at fair value (amortized cost of $3,194,502 and
           $2,765,422 at September 30, 2002 and December 31, 2001, respectively)       $   3,348,660    $   2,768,285
Mortgage loans on real estate                                                                198,600          163,948
Policy loans                                                                                 779,828          774,660
Funds withheld at interest                                                                 1,351,811        1,142,643
Short-term investments                                                                         3,900          140,573
Other invested assets                                                                        119,392           98,315
                                                                                       -------------    -------------
           Total investments                                                               5,802,191        5,088,424
Cash and cash equivalents                                                                    131,799          226,670
Accrued investment income                                                                     75,242           30,454
Premiums receivable                                                                          195,808          161,436
Reinsurance ceded receivables                                                                425,401          410,947
Deferred policy acquisition costs                                                            913,373          800,319
Other reinsurance balances                                                                   146,019          146,427
Other assets                                                                                  39,331           29,668
                                                                                       -------------    -------------
           Total assets                                                                $   7,729,164    $   6,894,345
                                                                                       =============    =============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                 $   2,333,370    $   2,101,777
Interest sensitive contract liabilities                                                    2,584,202        2,325,264
Other policy claims and benefits                                                             670,849          650,082
Other reinsurance balances                                                                   120,333           47,687
Deferred income taxes                                                                        286,721          162,092
Other liabilities                                                                             69,439          120,374
Long-term debt                                                                               325,365          323,396
Company-obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely junior subordinated debentures of the Company                     158,344          158,085
                                                                                       -------------    -------------
           Total liabilities                                                               6,548,623        5,888,757
Commitments and contingent liabilities                                                            --               --
Stockholders' Equity:
      Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
           shares issued or outstanding)                                                          --               --
      Common stock (par value $.01 per share; 75,000,000 shares authorized,
           51,053,273 shares issued at September 30, 2002 and December 31, 2001,
           respectively)                                                                         511              511
      Warrants                                                                                66,915           66,915
      Additional paid-in capital                                                             612,003          611,806
      Retained earnings                                                                      449,876          369,349
      Accumulated other comprehensive income (loss):
           Accumulated currency translation adjustment, net of income taxes                    3,750           (6,088)
           Unrealized appreciation (depreciation) of securities, net of income taxes          90,236              (87)
                                                                                       -------------    -------------
               Total stockholders' equity before treasury stock                            1,223,291        1,042,406
      Less treasury shares held of 1,686,313 and 1,526,730 at cost at
           September 30, 2002 and December 31, 2001, respectively                            (42,750)         (36,818)
                                                                                       -------------    -------------
           Total stockholders' equity                                                      1,180,541        1,005,588
                                                                                       -------------    -------------
           Total liabilities and stockholders' equity                                  $   7,729,164    $   6,894,345
                                                                                       =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three months ended               Nine months ended
                                                                       September 30,                    September 30,
                                                                ----------------------------    ----------------------------
                                                                    2002            2001            2002            2001
                                                                ------------    ------------    ------------    ------------
                                                                       (Dollars in thousands, except per share data)
REVENUES:
    Net premiums                                                $    455,750    $    387,825    $  1,390,113    $  1,179,746
    Investment income, net of related expenses                        82,499          90,693         260,779         251,058
    Realized investment gains (losses), net                            1,066         (26,324)        (10,951)        (35,356)
    Other revenues                                                    10,839           5,922          27,734          21,850
                                                                ------------    ------------    ------------    ------------
       Total revenues                                                550,154         458,116       1,667,675       1,417,298

BENEFITS AND EXPENSES:
    Claims and other policy benefits                                 342,301         314,882       1,096,797         954,652
    Interest credited                                                 22,156          32,639          79,777          79,590
    Policy acquisition costs and other insurance expenses             96,303          70,672         252,606         203,947
    Other operating expenses                                          26,358          22,802          67,734          66,880
    Interest expense                                                   9,006           4,431          26,475          13,719
                                                                ------------    ------------    ------------    ------------
       Total benefits and expenses                                   496,124         445,426       1,523,389       1,318,788
                                                                ------------    ------------    ------------    ------------

       Income from continuing operations before income taxes          54,030          12,690         144,286          98,510

    Provision for income taxes                                        19,307           3,705          51,603          37,369
                                                                ------------    ------------    ------------    ------------

       Income from continuing operations                              34,723           8,985          92,683          61,141

    Discontinued operations:
       Loss from discontinued accident and health operations,
          net of income taxes                                         (1,135)             --          (3,264)             --
                                                                ------------    ------------    ------------    ------------

       Net income                                               $     33,588    $      8,985    $     89,419    $     61,141
                                                                ============    ============    ============    ============

Earnings per share from continuing operations:
    Basic earnings per share                                    $       0.70    $       0.18    $       1.88    $       1.24
                                                                ============    ============    ============    ============

    Diluted earnings per share                                  $       0.70    $       0.18    $       1.87    $       1.22
                                                                ============    ============    ============    ============

Earnings per share from net income:
    Basic earnings per share                                    $       0.68    $       0.18    $       1.81    $       1.24
                                                                ============    ============    ============    ============

    Diluted earnings per share                                  $       0.68    $       0.18    $       1.80    $       1.22
                                                                ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Nine months ended
                                                                                    September 30,
                                                                             ----------------------------
                                                                                  2002            2001
                                                                             ------------    ------------
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $     89,419    $     61,141
    Adjustments to reconcile net income to net cash provided by operating activities:
       Change in:
          Accrued investment income                                               (44,788)        (35,237)
          Premiums receivable                                                     (34,372)         40,943
          Deferred policy acquisition costs                                      (128,378)       (147,144)
          Reinsurance ceded balances                                              (14,454)        (48,598)
          Future policy benefits, other policy claims and benefits, and
            other reinsurance balances                                            325,414         229,621
          Deferred income taxes                                                    74,211          14,815
          Other assets and other liabilities                                      (60,598)          8,301
       Amortization of net investment discounts, goodwill and other               (11,421)        (26,991)
       Realized investment losses, net                                             10,951          35,356
       Other, net                                                                  10,360          10,103
                                                                             ------------    ------------
Net cash provided by operating activities                                         216,344         142,310
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales and maturities of fixed maturity securities - Available for sale      1,627,768         958,151
    Purchases of fixed maturity securities - Available for sale                (2,047,969)       (951,577)
    Cash invested in mortgage loans on real estate                                (43,250)        (37,875)
    Cash invested in funds withheld at interest                                   (38,276)        (29,098)
    Cash invested in policy loans                                                  (8,948)         (9,164)
    Principal payments on policy loans and mortgage loans on real estate           12,384          10,316
    Change in short-term investments and other invested assets                    114,109         (28,672)
                                                                             ------------    ------------
Net cash used in investing activities                                            (384,182)        (87,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                                                      (8,892)         (8,887)
    Borrowings under credit agreements                                                 --          45,989
    Reissuance (purchase) of treasury stock                                        (6,594)          1,891
    Exercise of stock options                                                         662              --
    Excess deposits on universal life and other
        investment type policies and contracts                                     88,045          18,901
                                                                             ------------    ------------
Net cash provided by financing activities                                          73,221          57,894
Effect of exchange rate changes                                                      (254)            433
                                                                             ------------    ------------
Change in cash and cash equivalents                                               (94,871)        112,718
Cash and cash equivalents, beginning of period                                    226,670          70,797
                                                                             ------------    ------------
Cash and cash equivalents, end of period                                     $    131,799    $    183,515
                                                                             ============    ============

Supplementary disclosure of cash flow information:
    Amount of interest paid                                                  $     20,875    $     13,156
    Amount of income taxes paid                                              $     11,301    $     30,990

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and Subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("Annual Report").

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

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

                                                     -------------------------------------------------
                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                        2002         2001         2002         2001
                                                     ----------   ----------   ----------   ----------
Earnings:
  Income from continuing operations (numerator for
   basic and diluted calculations)
                                                     $   34,723   $    8,985   $   92,683   $   61,141
Shares:
  Weighted average outstanding shares (denominator
   for basic calculation)                                49,363       49,446       49,371       49,396
  Equivalent shares from outstanding stock options
                                                            276          524          312          526
                                                     ----------   ----------   ----------   ----------
  Denominator for diluted calculation                    49,639       49,970       49,683       49,922
Earnings per share:
  Basic                                              $     0.70   $     0.18   $     1.88   $     1.24
  Diluted                                            $     0.70   $     0.18   $     1.87   $     1.22
                                                     ==========   ==========   ==========   ==========

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three and nine month periods ended September 30, 2002, approximately 1.4 million and 0.9 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. For the three and nine month periods ended September 30, 2001, substantially all outstanding stock options were included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods. Additionally, outstanding warrants to purchase Company common stock under certain circumstances were antidilutive to the calculation of earnings per share.

3. COMPREHENSIVE INCOME (LOSS)

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three and nine-month periods ended September 30, 2002 and 2001 (dollars in thousands):

                                          ---------------------------------------------------------------
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                               2002             2001             2002            2001
                                          -------------    -------------    -------------   -------------
Net income                                $      33,588    $       8,985    $      89,419   $      61,141
Accumulated other comprehensive
 income (expense), net of income taxes:
  Unrealized gains on securities                 83,380           32,097           90,323          13,746
  Foreign currency items                        (20,061)          (8,789)           9,838         (13,755)
                                          -------------    -------------    -------------   -------------
    Comprehensive income                  $      96,907    $      32,293    $     189,580   $      61,132
                                          =============    =============    =============   =============

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

Due to the economic uncertainty in Argentina and losses associated with Argentine privatized pension business, the Company has scaled back its operations in Latin America. Reinsurance of the Argentine pension business was conducted through the Company's principal operating subsidiary based in Missouri.

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to total revenues and income from continuing operations before income taxes are summarized below (dollars in thousands).

                                          ---------------------------------------------------------------
                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                          SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                               2002             2001             2002            2001
                                          -------------    -------------    -------------   -------------
REVENUES
   U.S                                    $     389,930    $     345,462    $   1,201,339   $   1,047,792
   Canada                                        60,928           57,010          184,722         183,622
   Other International                           94,698           55,682          266,654         184,765
   Corporate                                      4,598              (38)          14,960           1,119
                                          -------------    -------------    -------------   -------------
      Total from continuing operations    $     550,154    $     458,116    $   1,667,675   $   1,417,298
                                          =============    =============    =============   =============

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES
   U.S                                    $      55,330    $      30,445    $     132,832   $     104,574
   Canada                                         8,678            8,301           27,428          40,444
   Other International                             (819)         (19,016)           4,584          (24,982)
   Corporate                                     (9,159)          (7,040)         (20,558)         (21,526)
                                          -------------    -------------    -------------   -------------
      Total from continuing operations    $      54,030    $      12,690    $     144,286   $      98,510
                                          =============    =============    =============   =============

Assets for the U.S. and Canada segments increased approximately 17% and 12%, respectively, from the amounts disclosed in Note 18 of the Annual Report. This increase was primarily related to new business and continuing growth in the North American markets. Other International assets have not materially changed since year-end.

5. DIVIDENDS

The board of directors declared a dividend of six cents per share of common stock on July 24, 2002. This dividend was paid on August 27, 2002 to shareholders of record as of August 6, 2002.

6. STOCK TRANSACTIONS

Under a plan approved by the board of directors, the Company may purchase up to $50 million of its shares of stock on the open market as conditions warrant. During the three months ended March 31, 2002, the Company purchased 225,500 shares of treasury stock at an aggregate cost of $6.6 million. No shares have been repurchased since March 31, 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

7. COMMITMENTS AND CONTINGENT LIABILITIES

From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. The Company is currently a party to arbitrations that involve three separate medical reinsurance arrangements, three arbitrations relative to the Company's portfolio of personal accident business, one lawsuit seeking to enforce an arbitration award relating to a medical reinsurance arrangement, and one lawsuit involving aviation bodily injury carve-out reinsurance coverage. Currently, the ceding companies involved in these disputes have raised claims that are $41.8 million in excess of the amounts held as a liability by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22 of the Annual Report for more information. While it is not feasible to predict the outcome of the pending arbitrations or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position. However, the impact on the Company's results of operations in any particular future period could be material.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries. As of September 30, 2002, there were approximately $38.0 million of outstanding letters of credit in favor of unaffiliated entities and $335.7 million in favor of entities affiliated with the Company. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace. The letters of credit are for a term of one year and renew automatically unless the issuing financial institution notifies the Company of its intent not to renew at least 30 days prior to their expiration.

8. ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized at fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the statement to have a material effect on future earnings.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be reported using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the first quarter of 2002, the company completed the transitional impairment test of goodwill. The results of the impairment test did not have a material impact to the Company's results of operations. During the nine months ended September 30, 2002, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of September 30, 2002 totaled $7.0 million and was related to the Company's purchase of RGA Financial Group L.L.C. in 2000. Goodwill amortization in the comparable prior-year period was not material to the Company's results of operations.

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

As disclosed in the Company's 2002 second quarter Form 10-Q, MetLife, Inc., the beneficial owner of 59% of the Company's outstanding shares, responded to a comment by the Securities and Exchange Commission ("SEC") related to "funds withheld at interest" on certain types of modified coinsurance reinsurance contracts to which the Company is a party. MetLife provided a response to the SEC and has not received additional comments or questions on this issue.

Consolidated income from continuing operations before income taxes increased $41.3 million and $45.8 million for the third quarter and first nine months of 2002, as compared to the respective prior-year periods. After-tax diluted earnings per share from continuing operations were $0.70 and $1.87 for the third quarter and first nine months of 2002, respectively, compared to $0.18 and $1.22 for the prior-year periods.

Consolidated investment income from continuing operations decreased 9.0% and increased 3.9% during the third quarter and first nine months of 2002, respectively. Contributing to the decrease during the third quarter of 2002 was the reduced investment performance on an annuity treaty. A decline in the performance of the assets supporting this treaty resulted in a decrease in the investment income of $13.0 million and $14.3 million, which in turn resulted in a decrease in the interest credited of $11.9 million and $10.9 million for the third quarter and first nine months of 2002, respectively. Excluding investment income from this annuity treaty, investment income from continuing operations increased 5.8% and 10.1% during the third quarter and first nine months of 2002, respectively. The increase was primarily attributable to a larger invested asset base due to funds received from the issuance of Preferred Income Equity Redeemable Securities ("PIERS") units in December of 2001 and normal cash flows from operations offset slightly by a lower yield. The average invested asset book yield earned on investments was 6.59% for the third quarter of 2002 compared to 6.99% for the comparable prior-year period. The decrease in overall yield reflected declining interest rates on fixed maturity securities. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Consolidated other expenses include general corporate expenses that are not allocated to the operational segments.

The effective tax rate was 35.7% for the third quarter and 35.8% for the first nine months of 2002, compared to 29.2% and 37.9% for the comparable prior-year periods. The effective tax rate for the third quarter of 2001 was below the current year rate primarily due to prior-year losses in certain foreign subsidiaries that were subject to a valuation allowance. The decrease in the effective rate for the first nine months of 2002 was due to the release of net valuation allowances when compared on a year to date basis.

Further discussion and analysis of the results for 2002 compared to 2001 are presented by segment.

U.S. OPERATIONS (dollars in thousands)

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

                                                         ----------------------------------------------------
                                                         TRADITIONAL        NON-TRADITIONAL          TOTAL
                                                                         ASSET-       FINANCIAL       U.S.
                                                                        INTENSIVE    REINSURANCE
                                                         -----------   -----------   -----------  -----------
REVENUES:
  Net premiums                                            $  317,472   $      803    $       --   $  318,275
  Investment income, net of related expenses                  43,338       17,495            28       60,861
  Realized investment gains (losses), net                      1,874         (295)           --        1,579
  Other revenues                                                 760        2,515         5,940        9,215
                                                          ----------   ----------    ----------   ----------
     Total revenues                                          363,444       20,518         5,968      389,930

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           231,172        9,298            --      240,470
  Interest credited                                           13,868        6,642            --       20,510
  Policy acquisition costs and other insurance expenses       59,461        1,697         1,679       62,837
  Other operating expenses                                     7,812          358         2,613       10,783
                                                          ----------   ----------    ----------   ----------
       Total benefits and expenses                           312,313       17,995         4,292      334,600

       Income before income taxes                         $   51,131   $    2,523    $    1,676   $   55,330
                                                          ==========   ==========    ==========   ==========

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                                         ----------------------------------------------------
                                                         TRADITIONAL        NON-TRADITIONAL          TOTAL
                                                                         ASSET-       FINANCIAL       U.S.
                                                                        INTENSIVE    REINSURANCE
                                                         -----------   -----------   -----------  -----------
REVENUES:
  Net premiums                                            $  279,239    $      739   $       --   $  279,978
  Investment income, net of related expenses                  38,251        27,990           68       66,309
  Realized investment gains (losses), net                     (6,113)          956           --       (5,157)
  Other revenues                                                 283           350        3,699        4,332
                                                          ----------    ----------   ----------   ----------
     Total revenues                                          311,660        30,035        3,767      345,462

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           227,643           227           --      227,870
  Interest credited                                           12,632        19,511           --       32,143
  Policy acquisition costs and other insurance expenses       38,820         5,464          479       44,763
  Other operating expenses                                     7,922           284        2,035       10,241
                                                          ----------    ----------   ----------   ----------
       Total benefits and expenses                           287,017        25,486        2,514      315,017

       Income before income taxes                         $   24,643    $    4,549   $    1,253   $   30,445
                                                          ==========    ==========   ==========   ==========

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

                                                         ----------------------------------------------------
                                                         TRADITIONAL        NON-TRADITIONAL          TOTAL
                                                                         ASSET-       FINANCIAL       U.S.
                                                                        INTENSIVE    REINSURANCE
                                                         -----------   -----------   -----------  -----------
REVENUES:
  Net premiums                                            $  995,490    $    2,796    $       --   $  998,286
  Investment income, net of related expenses                 119,301        63,943           155      183,399
  Realized investment losses, net                             (1,110)       (4,255)           --       (5,365)
  Other revenues                                               1,540         5,684        17,795       25,019
                                                          ----------    ----------    ----------   ----------
     Total revenues                                        1,115,221        68,168        17,950    1,201,339

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           781,745        17,014            --      798,759
  Interest credited                                           41,507        35,453            --       76,960
  Policy acquisition costs and other insurance expenses      151,629         8,126         5,517      165,272
  Other operating expenses                                    19,767           744         7,005       27,516
                                                          ----------    ----------    ----------   ----------
       Total benefits and expenses                           994,648        61,337        12,522    1,068,507

       Income before income taxes                         $  120,573    $    6,831    $    5,428   $  132,832
                                                          ==========    ==========    ==========   ==========

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                                         ----------------------------------------------------
                                                         TRADITIONAL        NON-TRADITIONAL          TOTAL
                                                                         ASSET-       FINANCIAL       U.S.
                                                                        INTENSIVE    REINSURANCE
                                                         -----------   -----------   -----------  -----------
REVENUES:
  Net premiums                                            $  864,105    $    2,127    $       --   $  866,232
  Investment income, net of related expenses                 112,334        64,698           462      177,494
  Realized investment gains (losses), net                    (16,460)        1,802            --      (14,658)
  Other revenues                                                 787         1,720        16,217       18,724
                                                          ----------    ----------    ----------   ----------
     Total revenues                                          960,766        70,347        16,679    1,047,792

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           691,184         4,095            --      695,279
  Interest credited                                           37,890        40,256            --       78,146
  Policy acquisition costs and other insurance expenses      121,971        13,486         5,744      141,201
  Other operating expenses                                    21,826           567         6,199       28,592
                                                          ----------    ----------    ----------   ----------
       Total benefits and expenses                           872,871        58,404        11,943      943,218

       Income before income taxes                         $   87,895    $   11,943    $    4,736   $  104,574
                                                          ==========    ==========    ==========   ==========

Income before income taxes for the U.S. operations segment totaled $55.3 million and $132.8 million for the third quarter and first nine months of 2002, respectively, an increase of 81.7% and 27.0% from the comparable prior-year periods. The increase in income during the third quarter and for the first nine months of 2002 can primarily be attributed to premium growth, favorable claim experience in the third quarter of 2002 and the prior-year impact of claims associated with the September 11 terrorist attacks. Realized losses on investment securities also decreased $6.7 million and $9.3 million for the third quarter and first nine months of 2002. Net premium growth for the U.S. operations segment remained strong with a 13.7% and 15.2% increase in the third quarter and first nine months of 2002, respectively, compared to the same periods last year.

Traditional Reinsurance

The U.S. traditional reinsurance sub-segment is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the third quarter and first nine months of 2002, production totaled $28.6 billion and $102.8 billion face amount of new business, respectively, compared to $32.3 billion and $71.4 billion for the same periods in 2001. The production during 2002 and the comparable prior-year periods was realized on both new and existing treaties. Management believes industry consolidation, demutualizations, and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income before income taxes for U.S. traditional reinsurance increased 107.5% and 37.2% for the third quarter and first nine months of 2002, respectively. The increases were primarily due to the impact of the September 11 terrorists attacks in 2001 ($16.1 million net claims) and a decrease in realized losses on investment securities of $8.0 million and $15.4 million for the third quarter and first nine months of 2002, respectively. Also contributing to the increase for the third quarter was better than expected mortality experience.

Net premiums for U.S. traditional reinsurance increased 13.7% and 15.2% in the third quarter and first nine months of 2002, respectively. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to continued growth.

Net investment income increased 13.3% and 6.2% for the third quarter and first nine months of 2002, respectively. The increase was due to the growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance, which was partially offset by the lower yields as a result of a general decline in interest rates.

Claims and other policy benefits, as a percentage of net premiums, were 72.8% and 78.5% in the third quarter and first nine months of 2002, respectively, compared to 81.5% and 80.0% for the same periods in 2001. The prior year loss ratios, when adjusted for the claims related to the terrorist attacks of September 11, 2001, were 75.8% and 78.1% for the third quarter and first nine months of 2001, respectively. The remaining decrease in claims as a percentage of premiums for the third quarter relates primarily to favorable mortality experience. The level of death claims may fluctuate from period to period, but exhibits less volatility over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 18.7% and 15.2% for the third quarter and first nine months of 2002, respectively, compared to 13.9% and 14.1% for the same periods in 2001. This percentage fluctuates due to variations in the mixture of business being written.

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

Income before income taxes for the third quarter and first nine months of 2002 decreased to $2.5 million and $6.8 million, respectively, as compared to $4.5 million and $11.9 million in the prior-year periods. The decrease for the third quarter is primarily due to the impact of higher than expected lapses on an annuity treaty resulting in a $3.0 million pre-tax loss coupled with an increase in realized losses on investment securities of $1.3 million. For the first nine months of 2002, realized losses on investment securities were $6.1 million higher than the prior year.

Total revenues, which are comprised primarily of investment income, decreased 31.7% and 3.1% in the third quarter and first nine months of 2002, respectively. Contributing to the decrease in revenues was the reduced investment performance on an annuity treaty. The decrease in investment income and interest credited for the comparable periods is primarily due to results on a distinct block of annuities. A decline in the performance of the assets supporting this block of annuities resulted in a decrease in the investment income of $13.0 million and $14.3 million, which in turn resulted in a decrease in the interest credited of $11.9 million and $10.9 million for the third quarter and first nine months of 2002, respectively. Realized losses on investment securities also increased for the comparable periods contributing to the reduction in revenues. Invested assets held as of September 30, 2002 and 2001 were $1.7 billion and $1.5 billion, respectively. Average invested assets outstanding for this sub-segment increased by $321.1 million and $297.2 million for the third quarter and first nine months of 2002, respectively, compared to the comparable prior-year periods.

Total benefits and expenses, which include claims and other policy benefits, interest credited, policy acquisition costs and other insurance expenses, and other operating expenses, decreased 29.4% and increased 5.0% in the third quarter and first nine months of 2002, respectively. The decrease for the third quarter can be attributed to lower interest credited due to reduced investment performance on the treaty previously mentioned. Contributing to the increase in expenses for the first nine months was an increase in claims and other policy benefits somewhat offset by lower interest credited.

The Company performs quarterly analyses to determine that deferred policy acquisition costs remain recoverable, and if necessary, the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. To the extent the Company reduces its expectations of gross profit on certain business due to emerging experience on lapses, investment performance or other factors, a charge to deferred acquisition costs may be necessary. This analysis resulted in a prospective unlocking of GAAP assumptions which contributed $2.3 million of the $3.0 million pre-tax loss for the third quarter on the annuity treaty discussed above.

Financial Reinsurance

The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements and the Company's investment in RGA Financial Group. Financial reinsurance agreements represent low mortality risk business that the Company assumes and generally retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes was $1.7 million and $5.4 million in the third quarter and first nine months of 2002, respectively, as compared to $1.3 million and $4.7 million in the prior-year periods. The increase over the prior year can be attributed to higher amounts of financial reinsurance outstanding during the respective periods. At September 30, 2002 and 2001, the amount of outstanding statutory financial reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $627.7 million and $466.8 million, respectively.

CANADA OPERATIONS (dollars in thousands)

                                                 ----------------------------------------------------------------
                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      2002            2001             2002             2001
                                                 -------------   -------------    -------------    -------------
REVENUES:
  Net premiums                                   $      41,894   $      39,975    $     132,571    $     126,689
  Investment income, net of related expenses            18,752          17,442           52,133           48,739
  Realized investment gains (losses), net                  164            (501)             (22)           8,015
  Other revenues                                           118              94               40              179
                                                 -------------   -------------    -------------    -------------
    Total revenues                                      60,928          57,010          184,722          183,622

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      46,278          43,164          137,104          126,259
  Interest credited                                        345              69              733              248
  Policy acquisition costs and other insurance
    expenses                                             2,880           3,309           12,142           10,163
  Other operating expenses                               2,747           2,167            7,315            6,508
                                                 -------------   -------------    -------------    -------------
    Total benefits and expenses                         52,250          48,709          157,294          143,178

    Income before income taxes                   $       8,678   $       8,301    $      27,428    $      40,444
                                                 =============   =============    =============    =============

Income before income taxes increased 4.5% and decreased 32.2% in the third quarter and first nine months of 2002, respectively. Excluding realized investment gains and losses, income before income taxes was $8.5 million and $27.4 million in the third quarter and first nine months of 2002, respectively, compared to $8.8 million and $32.4 million in the prior-year periods. The decrease in pre-tax income excluding realized investment gains and losses reflects favorable mortality experience in the previous year as well as unfavorable mortality experience in the current year. In addition, weakness in the Canadian dollar during 2002 adversely affected the reported income before income taxes for the first nine months by $0.4 million.

Net premiums increased 4.8% and 4.6% in the third quarter and first nine months of 2002, respectively. The year to date increase is primarily the result of current-year production. The decline in the strength of the Canadian dollar had an adverse effect on the net premiums reported of $0.5 million or 1.2% and $2.5 million or 1.9% in the third quarter and the first nine months, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 7.5% and 7.0% in the third quarter and first nine months of 2002, respectively. The increase is due to an increase in the invested asset base, offset by the effects of the change in the foreign exchange rate of $0.2 million or 1.1% and $0.8 million or 1.5% in the respective periods. The invested asset base growth is due to operating cash flows on traditional reinsurance, proceeds from capital contributions made to the segment, and interest on the growth of funds withheld at interest.

Claims and other policy benefits increased 7.2% and 8.6% during the third quarter and first nine months of 2002, respectively. Claims and other policy benefits as a percentage of net premiums were 110.5% and 103.4% in the third quarter and first nine months of 2002, respectively, compared to 108.0% and 99.7% in the prior-year periods. The increased percentages experienced are primarily the result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historic ratios. Additionally, the Canadian segment had better mortality experience in the prior year. The level of death claims may fluctuate from period to period, but exhibits less volatility over the long term.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 6.9% and 9.2% for the third quarter and first nine months of 2002, respectively, compared to 8.3% and 8.0% in the prior-year periods.

Policy acquisition costs as a percentage of net premiums are affected by the level of creditor business, which upon loss of life, reinsures the amount of unpaid principal on mortgage or auto loans. This type of reinsurance has significant allowances for commissions. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 6.0% and 7.5% for the third quarter and first nine months of 2002, respectively, compared to 5.3% and 5.9% in the prior-year periods. The remaining increase is primarily due to the mix of business in the segment, which varies from period to period, primarily due to new production.

OTHER INTERNATIONAL OPERATIONS  (dollars in thousands)
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2002

                                                          ----------------------------------------------------------
                                                                                                          TOTAL
                                                                             LATIN         EUROPE &       OTHER
                                                           ASIA PACIFIC     AMERICA     SOUTH  AFRICA  INTERNATIONAL
                                                           ------------   -----------   -------------  -------------
REVENUES:
  Net premiums                                               $ 32,839       $    570       $ 62,172      $ 95,581
  Investment income (losses), net of related expenses           1,722           (253)           343         1,812
  Realized investment gains (losses), net                          48         (3,695)             8        (3,639)
  Other revenues                                                  431             73            440           944
                                                             --------       --------       --------      --------
    Total revenues                                             35,040         (3,305)        62,963        94,698

BENEFITS AND EXPENSES:
  Claims and other policy benefits                             19,689         (1,223)        37,087        55,553
  Interest credited                                                --          1,301             --         1,301
  Policy acquisition costs and other insurance expenses        10,244            129         20,213        30,586
  Other operating expenses                                      3,809          1,361          2,534         7,704
  Interest expense                                                225             --            148           373
                                                             --------       --------       --------      --------
    Total benefits and expenses                                33,967          1,568         59,982        95,517

    Income (loss) before income taxes                        $  1,073       $ (4,873)      $  2,981      $   (819)
                                                             ========       ========       ========      ========

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                                          ----------------------------------------------------------
                                                                                                          TOTAL
                                                                             LATIN         EUROPE &       OTHER
                                                           ASIA PACIFIC     AMERICA     SOUTH  AFRICA  INTERNATIONAL
                                                           ------------     -------     -------------  -------------
REVENUES:
  Net premiums                                               $ 30,953       $  9,072       $ 27,847      $ 67,872
  Investment income (losses), net of related expenses             998          3,256           (141)        4,113
  Realized investment losses, net                                 (67)       (17,700)           (31)      (17,798)
  Other revenues                                                  892            118            485         1,495
                                                             --------       --------       --------      --------
    Total revenues                                             32,776         (5,254)        28,160        55,682

BENEFITS AND EXPENSES:
  Claims and other policy benefits                             17,489         10,639         15,720        43,848
  Interest credited                                                --            427             --           427
  Policy acquisition costs and other insurance expenses        11,473          2,671          8,455        22,599
  Other operating expenses                                      2,821          2,120          2,483         7,424
  Interest expense                                                219             --            181           400
                                                             --------       --------       --------      --------
    Total benefits and expenses                                32,002         15,857         26,839        74,698

    Income (loss) before income taxes                        $    774       $(21,111)      $  1,321      $(19,016)
                                                             ========       ========       ========      ========

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002

                                                        --------------------------------------------------------
                                                                                                       TOTAL
                                                                          LATIN        EUROPE &        OTHER
                                                         ASIA PACIFIC    AMERICA     SOUTH AFRICA  INTERNATIONAL
                                                         ------------   ----------  -------------  -------------
REVENUES:
  Net premiums                                            $   97,831    $    7,098    $  154,327    $  259,256
  Investment income, net of related expenses                   4,876         3,649           591         9,116
  Realized investment losses, net                               (125)       (3,954)         (288)       (4,367)
  Other revenues                                               1,706           167           776         2,649
                                                          ----------    ----------    ----------    ----------
    Total revenues                                           104,288         6,960       155,406       266,654

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            63,849         1,802        95,283       160,934
  Interest credited                                               --         2,084            --         2,084
  Policy acquisition costs and other insurance expenses       24,260         2,439        48,493        75,192
  Other operating expenses                                    10,086         4,779         7,883        22,748
  Interest expense                                               613            --           499         1,112
                                                          ----------    ----------    ----------    ----------
    Total benefits and expenses                               98,808        11,104       152,158       262,070

    Income (loss) before income taxes                     $    5,480    $   (4,144)   $    3,248    $    4,584
                                                          ==========    ==========    ==========    ==========

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001

                                                        --------------------------------------------------------
                                                                                                       TOTAL
                                                                          LATIN       EUROPE &         OTHER
                                                         ASIA PACIFIC     AMERICA   SOUTH AFRICA   INTERNATIONAL
                                                         ------------   ----------  -------------  -------------
REVENUES:
  Net premiums                                            $   85,774    $   41,567    $   59,484    $  186,825
  Investment income, net of related expenses                   3,279        10,992         1,110        15,381
  Realized investment gains (losses), net                         76       (20,568)          (61)      (20,553)
  Other revenues                                               2,234           297           581         3,112
                                                          ----------    ----------    ----------    ----------
    Total revenues                                            91,363        32,288        61,114       184,765

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            54,252        42,760        36,102       133,114
  Interest credited                                               --         1,196            --         1,196
  Policy acquisition costs and other insurance expenses       26,350         8,777        17,455        52,582
  Other operating expenses                                     7,989         6,341         7,371        21,701
  Interest expense                                               683            --           471         1,154
                                                          ----------    ----------    ----------    ----------
    Total benefits and expenses                               89,274        59,074        61,399       209,747

    Income (loss) before income taxes                     $    2,089    $  (26,786)   $     (285)   $  (24,982)
                                                          ==========    ==========    ==========    ==========

Excluding realized investment gains and losses, income before income taxes for the Other International segment was $2.8 million and $9.0 million for the third quarter and first nine months of 2002, respectively, compared to losses of $1.2 million and $4.4 million for the comparable prior-year periods, as all sub-segments reported stronger operating results during 2002. Net realized investment gains (losses) primarily consisted of investment losses and write-downs on Argentine securities that supported operations in the Latin America sub-segment.

Net premiums increased 40.8% and 38.8% during the third quarter and first nine months of 2002, respectively. The increase was primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties, and premiums associated with accelerated critical illness coverage in Asia Pacific and Europe & South Africa. Accelerated critical illness coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned during the third quarter and first nine months of 2002 from this coverage totaled $34.6 million and $84.9 million, respectively, compared to $11.8 million and $24.8 million in the prior-year periods. The overall increase in net premiums was partially offset by the exit from the Argentine privatized pension business in 2001 and declining sales of direct insurance in Argentina. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income decreased 55.9% and 40.7% in the third quarter and first nine months of 2002, respectively. The decrease is primarily due to a decrease in allocated assets required to support the Argentine pension business, primarily as a result of the devaluation of the Argentine peso. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The amount of claims and other policy benefits increased 26.7% and 20.9% in the third quarter and first nine months of 2002. The increase is due primarily to overall increased business volume for the segment, particularly the Europe & South Africa sub-segment. Claims and other policy benefits, as a percentage of net premiums, were 58.1% and 62.1% in the third quarter and first nine months of 2002, respectively, compared to 64.6% and 71.3% in the prior-year period. For the Latin America sub-segment, the amount of claims and other policy benefits decreased $11.9 million and $41.0 million in the third quarter and first nine months of 2002 due primarily to decreased business volume. During 2001, the Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse development on the business. It is estimated that claims for the privatized pension business will continue to be paid over the next several years. The Company continually reviews its reserves for this remaining privatized pension business, and adjusts reserve levels as it considers appropriate based upon ongoing claims development and impacts associated with the uncertainty of the economic situation in Argentina.

Interest credited represents amounts credited on Mexican and Argentine universal life products. As a result of the volatility in the Argentine market related to rising interest rates and inflationary indexes built into the treaties, additional amounts of interest have been credited to the policies during 2002 compared to the same periods in 2001. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 32.0% and 29.0% in the third quarter and first nine months of 2002, respectively, compared to 33.3% and 28.1% in 2001. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written. Other operating expenses remained fairly constant between periods. As a percentage of premiums, other operating expenses decreased to 8.1% and 8.8% in the third quarter and first nine months of 2002, respectively, from 10.9% and 11.6% in the comparable prior-year periods. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

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

Corporate revenues increased $4.6 million and $13.8 million during the third quarter and first nine months of 2002, respectively. The increase is primarily a result of unallocated investment income associated with an increase in invested assets not allocated to support segment operations. Corporate unallocated other operating expenses were less than one percent of consolidated premiums for the first nine months of 2002 and 2001. Corporate interest expense was $8.6 million and $25.4 million in the third quarter and first nine months of 2002, respectively, and $4.0 million and $12.6 million in the prior-year periods. The increase was primarily due to the issuance of the Preferred Securities.

DISCONTINUED OPERATIONS

At December 31, 1998, the Company formally reported its accident and health division as a discontinued operation for financial reporting purposes. The accident and health division was placed into run-off with all treaties being terminated at the earliest possible date. This discontinued segment reported a loss of $1.1 million and $3.3 million for the third quarter and first nine months of 2002, respectively, compared to breakeven results for prior-year periods. The losses primarily relate to adverse claims development and legal fees. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the uncertainty associated with the run-off of this business, the impact on the Company's results of operations in any particular future period could be material.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows from operating activities for the nine months ended September 30, 2002 and 2001 were $216.3 million and $142.3 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a very high quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and can be easily sold to meet the Company's obligations, if necessary.

Net cash used in investing activities was $384.2 million and $239.5 million in 2002 and 2001, respectively. Changes in cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess funds generated by operating and financing activities.

Net cash provided by financing activities was $73.2 million and $209.5 million in 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts.

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

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of September 30, 2002, the Company had $325.4 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At September 30, 2002, Reinsurance Company of Missouri, Incorporated
(RCM) and RGA Canada had statutory capital and surplus of $556.8 million and $168.9 million, respectively. RCM's primary asset is its investment in RGA Reinsurance Company, the Company's principal operating subsidiary based in Missouri. The transfer of funds from the subsidiaries to the Company is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

Consolidated interest expense has increased significantly in 2002 due to the addition of the $225.0 million face amount, 5.75% trust preferred securities issued by RGA Capital Trust I and the interest expense associated with its $200.0 million 6.75% Senior Notes due 2011, the proceeds of which were used to pay down a balance of $120 million on its U.S. revolving credit facility and to prepay and terminate the $75 million term loan with MetLife Credit Corp. As of September 30, 2002, the Company had available capacity of approximately $156.5 million through its U.S. and foreign revolving credit facilities and the average interest rate on long-term debt outstanding was 6.34%. Currently, the $140.0 million U.S. revolving credit facility has a zero balance outstanding and terminates in May, 2003, at which time the Company plans to renew the existing credit facility or enter into another credit agreement to replace the terminated facility. Renewal of the facility would be subject to general credit market conditions at the time and RGA's financial condition and ratings.

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

In August 2002, the Company obtained new catastrophe insurance coverage, providing benefits of up to $50 million per occurrence for claims involving three or more deaths in a single accident. Under this program, the Company retains the first $20 million in claims, $10 million of the next $20 million in claims, and none of the next $40 million in claims.

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

INVESTMENTS

Invested assets, including cash and short-term investments, totaled $5.9 billion at September 30, 2002 compared to $5.3 at December 31, 2001. Positive operating cash flows and deposits on asset intensive products contributed to the increase in invested assets during the first nine months of 2002. The Company has historically generated positive cash flows from operations.

All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, their respective Boards of Directors regularly review the investment portfolios of the international subsidiaries. The RGA Board of Directors also reviews all material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with longer duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The average invested asset book yield earned on investments was 6.59% for the third quarter of 2002 compared to 6.99% for the comparable prior-year period. The decrease in overall yield reflected declining interest rates and a rise in defaults on fixed maturity securities.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities and, mortgage and asset-backed securities. As of September 30, 2002, approximately 98% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 16.7% of total investments as of September 30, 2002, a slight increase from 16.6% as of December 31, 2001. A majority of these securities were classified as corporate securities, with an average Standard and Poor's rating of A at September 30, 2002. The Company owns floating rate securities that represent approximately 1.7% of total investments at September 30, 2002. These investments may have a higher degree of income volatility than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

Within the fixed maturity security portfolio, the Company holds approximately $227.3 million in asset-backed securities at September 30, 2002, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are primarily floating rate securities and are diversified by issuer. Approximately 38.8% of asset-backed securities, or $88.2 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investments manager, the Company evaluates factors such as financial condition of the issuer, payment performance, market value, compliance with covenants, general market conditions, intent and ability to hold securities, and various other subjective factors. As of September 30, 2002, the Company held securities with a cost basis of $38.0 million and a market value of $30.6 million, or 0.9% of fixed maturities, that have either non-accrual status or impairments in value that are considered other than temporary. Securities, based on management's judgment, with an other than temporary impairment in value are written down to management's estimate of net realizable value. The Company recorded other than temporary write-downs of $24.3 million and $21.3 million during the nine months ended September 30, 2002 and 2001, respectively.

COUNTERPARTY RISK

In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. Should a counterparty not be able to fulfill its obligation to the Company under a reinsurance agreement, the impact could be material to the Company's financial condition and results of operations.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended September 30, 2002 from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2001.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) material changes in mortality and claims experience, (2) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (3) competitive factors and competitors' responses to our initiatives, (4) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (5) changes in our financial strength and credit ratings or those of Metropolitan Life Insurance Company ("MetLife"), General American Life Insurance Company ("General American"), and their respective affiliates, and the effect of such changes on our future results of operations and financial condition, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) changes in investment portfolio yields or values due to interest rate or credit quality changes, (8) the stability of governments and economies in the markets in which we operate, (9) adverse litigation or arbitration results, (10) the success of our clients, (11) successful execution of our entry into new markets, (12) successful development and introduction of new products and distribution opportunities, (13) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or General American, (14) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (15) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the date of filing this report, the Company evaluated, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective.

(b) Changes and Internal Controls. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. The Company is currently a party to arbitrations that involve three separate medical reinsurance arrangements, three arbitrations relative to the Company's portfolio of personal accident business, one lawsuit seeking to enforce an arbitration award relating to a medical reinsurance arrangement, and one lawsuit involving aviation bodily injury carve-out reinsurance coverage. Currently, the ceding companies involved in these disputes have raised claims that are $41.8 million in excess of the amounts held as a liability by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 22 of the Annual Report for more information. While it is not feasible to predict the outcome of the pending arbitrations or legal proceedings or provide reasonable ranges of potential losses, it is the opinion of management that their outcomes after consideration of the provisions made in the Company's consolidated financial statements would not have a material adverse effect on its consolidated financial position. However, the impact on the Company's results of operations in any particular future period could be material.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)   See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended September 30, 2002:

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Reinsurance Group of America, Incorporated


                        By:  /s/ A. Greig Woodring           November 13, 2002
                           ---------------------------------------------------
                                       A. Greig Woodring
                           President & Chief Executive Officer
                           (Principal Executive Officer)


                             /s/ Jack B. Lay                 November 13, 2002
                           ----------------------------------------------------
                                             Jack B. Lay
                             Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                CEO CERTIFICATION

I, A. Greig Woodring, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reinsurance Group of America, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                            /s/ A. Greig Woodring
                                                       A. Greig Woodring
                                             President & Chief Executive Officer

                                CFO CERTIFICATION

I, Jack B. Lay, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Reinsurance Group of America, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                      /s/ Jack B. Lay
                                                 Jack B. Lay
                              Executive Vice President & Chief Financial Officer

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