Form 10-K
period 2002-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2003-03-20
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the fiscal year ended December 31, 2002

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                         Commission file number 1-11848

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
Common Stock, par value $0.01                   New York Stock Exchange
Preferred Stock Purchase Rights                 New York Stock Exchange
Trust Preferred Income Equity Redeemable
Securities (PIERS (sm)) Units                   New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes _X_ No ___

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2002, as reported on the New York Stock Exchange was $615,225,696.

As of March 1, 2003, Registrant had outstanding 49,612,997 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2003 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2002, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                                      INDEX

ITEM                                                                                         PAGE
NUMBER                                                                                   OF THIS FORM
------                                                                                   ------------
                                     PART I

1.    BUSINESS.............................................................................    4
2.    PROPERTIES...........................................................................   17
3.    LEGAL PROCEEDINGS....................................................................   17
4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................   17

                                     PART II

5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..........................................................   18
6.    SELECTED FINANCIAL DATA..............................................................   18
7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................   20
7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................   42
8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................   42
9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................   73

                                    PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................   73
11.   EXECUTIVE COMPENSATION...............................................................   74
12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDERS MATTERS......................................   74
13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................   74
14.   CONTROLS AND PROCEDURES..............................................................   74

                                     PART IV

15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................   75

Item 1.           BUSINESS

A.       OVERVIEW

         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2002, Equity Intermediary Company, a Missouri holding company, directly owned approximately 48.8% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American Life Insurance Company ("General American"), a Missouri life insurance company, which in turn is a wholly-owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly-owned subsidiary of Metropolitan Life Insurance Company ("MetLife"), a New York life insurance company, on January 6, 2000. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 59.1% of the outstanding shares of common stock of RGA as of December 31, 2002.

         During 2002, MetLife Inc. purchased 327,600 additional common shares of RGA. The purchases were intended to offset potential future dilution of MetLife's holding of RGA stock arising from the issuance of convertible securities by RGA in December 2001.

         The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as several other subsidiaries, subject to an ownership position of greater than fifty percent (collectively, the "Company"). During 2000, the Company sold its interest in RGA Sudamerica, S.A., and its subsidiaries, and Benefit Resource Life Insurance Company (Bermuda) Ltd.

         The Company is primarily engaged in traditional life, asset-intensive, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. Approximately 79.8% of the Company's 2002 net premiums were from its more established operations in the U.S. and Canada. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Asia Pacific, including Australia, Latin America, Europe and South Africa. The Company is considered one of the leading life reinsurers in the North American market based on premiums and inforce business. As of December 31, 2002, the Company had approximately $8.9 billion in consolidated assets.

         Reinsurance is an arrangement under which an insurance company, the "reinsurer," agrees to indemnify another insurance company, the "ceding company," for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single life or risk; (ii) stabilize operating results by leveling fluctuations in the ceding company's loss experience; (iii) assist the ceding company in meeting applicable regulatory requirements; and (iv) enhance the ceding company's financial strength and surplus position.

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

         Reinsurance also may be written on a facultative basis or an automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured, with the pricing and other terms established at the time the policy is underwritten based upon rates negotiated in advance. Facultative reinsurance normally is purchased by insurance companies for medically impaired lives, unusual risks, or liabilities in excess of the binding limits specified in their automatic reinsurance treaties.

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

         Reinsurance agreements, whether facultative or automatic, may provide for recapture rights, which permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for its benefit to support reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2002, these treaties had approximately $294.7 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $532.8 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2002. Additionally, securities with an amortized cost of $931.6 million, as of December 31, 2002, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary.

         The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor which is considered when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; and (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured, which prevents a ceding company from recapturing only the most profitable policies. In addition, when a ceding company increases its retention and recaptures reinsured policies, the reinsurer releases the reserves it maintained to support the recaptured portion of the policies.

B.       CORPORATE STRUCTURE

         RGA is a holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as investments in several other wholly-owned subsidiaries, subject to an ownership position greater than 50%. The primary sources of funds for RGA to make dividend distributions and to fund debt service obligations are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary sources of funds are dividend distributions paid by RGA Reinsurance Company ("RGA Reinsurance"), whose principal source of funds is derived from current operations. Dividends paid by the Company's reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

         As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. The accident and health operations were placed into run-off and all treaties (contracts) were terminated at the earliest possible date. RGA gave notice to all reinsureds and retrocessionaires that all treaties were cancelled at the expiration of their term. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved.

Thus, the Company expects to pay claims over a number of years as the level of business diminishes. The Company will report a loss to the extent claims exceed established reserves.

         The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Europe & South Africa, Asia Pacific, and Latin America. The Europe & South Africa, Asia Pacific, and Latin America operational segments are presented herein as one reportable segment, Other International. The operational segment results do not include the corporate investment activity, general corporate expenses, or interest expense of RGA. In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance primarily based on profit or loss from operations before income taxes.

         The U.S. operations represented 70.7% of the Company's consolidated net premiums in 2002. The U.S. operations market life reinsurance, reinsurance of asset-intensive products, and financial reinsurance primarily through RGA Reinsurance, principally to the largest life insurance companies in the U.S. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. RGA Reinsurance, a Missouri domiciled stock life insurance company, is wholly owned by RCM, a wholly owned subsidiary of RGA.

         The Company's Canada operations, which represented 9.1% of consolidated net premiums in 2002, are conducted primarily through RGA Canada. The Canada operations assist clients with capital management activity and mortality risk management and provide traditional individual life reinsurance, including preferred underwriting products, as well as creditor and critical illness products.

         The Company's Europe & South Africa operations represented 11.5% of consolidated net premiums in 2002. This segment provides life and critical illness reinsurance to clients throughout Europe and South Africa through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements covering primarily individual products but also some group contracts. The Company conducts reinsurance through its wholly-owned United Kingdom subsidiary, RGA Reinsurance (UK) Limited ("RGA UK"), a South African wholly-owned subsidiary, RGA Reinsurance Company of South Africa, Limited ("RGA South Africa") and a representative office in Spain. Also in 2002, the Company opened a representative office in India to focus on the Indian market.

         The Company's Asia Pacific operations represented 8.1% of the Company's consolidated net premiums in 2002. The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong and New Zealand, and representative offices in Japan, Taiwan, and South Korea. In January 1996, RGA formed RGA Australian Holdings Pty, Limited, a wholly-owned holding company, and RGA Reinsurance Company of Australia Limited ("RGA Australia"), a wholly-owned reinsurance company of RGA Australian Holdings Pty, Limited, licensed to assume life reinsurance in Australia. Business is also conducted through Malaysian Life Reinsurance Group Berhad ("MLRe"), a joint venture in Malaysia in which the Company holds a 30% interest. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage.

         The Company's Latin America operations represented 0.6% of the Company's consolidated net premiums in 2002. The Company conducts reinsurance business in the Latin America region through RGA Reinsurance. Representative offices were opened in Mexico City and Buenos Aires in 1998 and 1999, respectively, to more directly assist clients in these markets. Historically, the Latin America reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Since 1999, the Company has reduced its participation in these types of treaties and effective July 1, 2001, ceased all treaty renewals. Due to the economic uncertainty in Argentina and losses associated with the Argentine privatized pension system, the Company has scaled back its operations in Argentina. The Company continues to market additional types of reinsurance in the region such as traditional individual life, credit, and group life insurance in Mexico and Chile. Through its wholly-owned subsidiary, General American Argentina Seguros de Vida, S.A. ("GA Argentina"), the Company also markets and sells direct policies including individual, group, credit, universal life and disability insurance. However, the current economic situation in Argentina has had a negative impact on growth opportunities for direct insurance. The Company had direct and local reinsurance operations in Chile until 2000 when those operations were sold.

         RGA Barbados and RGA Americas were formed and capitalized in 1995 and 1999, respectively, providing reinsurance for a portion of certain business assumed by RGA Reinsurance and other RGA insurance subsidiaries, as well as assuming life reinsurance directly from clients.

Intercorporate Relationships

         The Company has reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2002, the Company had assets and liabilities related to these agreements totaling $78.5 million and $183.1 million, respectively. Under these agreements, the Company reflected net premiums of approximately $172.1 million, $149.3 million, and $144.0 million in 2002, 2001, and 2000, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries, including General American. The pre-tax gain on this business was approximately $25.9 million, $26.1 million, and $17.8 million in 2002, 2001, and 2000, respectively.

Ratings

         The ability of RGA Reinsurance to write reinsurance partially depends on its financial condition and its ratings. RGA Reinsurance and RGA Canada have been assigned ratings of "A+" (Superior) by A.M. Best Company. The ratings reflect the Company's strong franchise in the North American life reinsurance market, high level of expertise in assessing mortality risk which has led to sustained earnings growth in its core businesses, high quality balance sheet, and strong risk-adjusted capitalization, as well as the implicit and explicit benefits the Company derives from its affiliation with MetLife. RGA Reinsurance also maintains ratings from Standard & Poor's ("S & P") and Moody's Investor Services ("Moody's"). S & P has assigned RGA Reinsurance a financial strength rating of "AA-". A rating of "AA-" by S & P means that, in S & P's opinion, the insurer has very strong financial security characteristics, differing only slightly from those rated higher. Moody's has assigned RGA Reinsurance a rating of "A1". A Moody's "A1" rating means that Moody's believes that the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Additionally, RGA has senior long-term debt ratings of "A-" from S&P, "Baa1" from Moody's and "a" from A.M. Best.

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

         RGA Reinsurance, RCM, and RGA Canada are required to file annual, semi-annual, or quarterly statutory financial statements in each jurisdiction in which they are licensed. Additionally, RGA Reinsurance, RCM, and RGA Canada are subject to periodic examination by the insurance departments of the jurisdictions in which each is licensed, authorized, or accredited. The most recent examination of RGA Reinsurance by the Missouri Department of Insurance was completed for the year ended December 31, 1999. The report on this examination contained no material adverse findings. RCM was licensed in April 2000 and has not subsequently been examined by the Missouri Department of Insurance. RGA Canada, which was formed in 1992, was last reviewed by the Canadian Superintendent of Financial Institutions for the year ended December 31, 2001. The report on this examination contained no material adverse findings. The Company's other operating reinsurance subsidiaries are also subject to periodic reporting requirements and regulatory examinations.

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

         RGA Reinsurance and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Beginning in 2001, the State of Missouri required that insurance companies domiciled in the State of Missouri prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual - Version effective March 2002, subject to any deviations prescribed or permitted by the State of Missouri insurance commissioner.

         Accounting changes adopted to conform to the provisions of the NAIC Accounting Practices and Procedures manual - Version effective March 2002 are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. There were no adjustments made to statutory surplus in 2002 as a result of implementing the new standards.

         Capital Requirements

         Guidelines on Minimum Continuing Capital and Surplus Requirements ("MCCSR") became effective for Canadian insurance companies in December 1992, and Risk-Based Capital ("RBC") guidelines promulgated by the National Association of Insurance Commissioners ("NAIC") became effective for U.S. insurance companies in 1993. The MCCSR risk-based capital guidelines, which are applicable to RGA Canada, prescribe surplus requirements and consider both assets and liabilities in establishing solvency margins. The RBC guidelines, applicable to RGA Reinsurance and RCM, similarly identify minimum capital requirements based upon business levels and asset mix. RGA Canada, RCM, and RGA Reinsurance maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in Argentina, Australia, Barbados, South Africa and the United Kingdom also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company's subsidiaries in Argentina, Australia, Barbados, South Africa and the United Kingdom meet the minimum capital requirements in their respective jurisdiction. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which the Company operates may have on the financial condition or operations of the Company or its subsidiaries.

         Insurance Holding Company Regulations

         RGA is subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the Missouri Department of Insurance certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the Missouri Department of Insurance of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.

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

         The Company owns other international holding companies in addition to RGA. These international holding companies are subject to various regulations in their respective jurisdictions.

         Restrictions on Dividends and Distributions

         Current Missouri law (applicable to RCM and RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or
(ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. RCM's allowable dividend without prior approval for 2003 is approximately $64.0 million pursuant to this calculation. RGA Reinsurance's allowable dividend without prior approval for 2003 is approximately $63.4 million pursuant to this calculation. Dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). As of December 31, 2002, RCM and RGA Reinsurance had unassigned surplus of approximately $28.9 million and $67.8 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. Historically, RGA has not relied on dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company's financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.

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

         Missouri insurance laws and regulations also require that the statutory surplus of RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Missouri Director of Insurance may call for a rescission of the payment of a dividend or distribution by RGA Reinsurance or RCM that would cause its statutory surplus to be inadequate under the standards of the Missouri insurance regulations.

         RGA Canada may not pay a dividend if there are reasonable grounds for believing that RGA Canada is, or the payment of the dividend would cause RGA Canada to be, in contravention of any regulation made by the Governor in Council and the guidelines adopted by the Superintendent of Financial Institutions respecting the maintenance by life companies of adequate and appropriate forms of liquidity. The Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. Moreover, RGA Canada must give notice to the Superintendent of Financial Institutions of the declaration of any dividend at least ten days prior to payment. The maximum amount available for payment of dividends by RGA Canada under the Canadian MCCSR guidelines was $33.4 million at December 31, 2002. Dividend payments from other subsidiaries are subject to the regulations in the country of domicile.

         RGA Americas and RGA Barbados do not have material restrictions on their ability to pay dividends out of retained earnings

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

         Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, or RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. As of December 31, 2002, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated "B++" or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

         The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

         The Company maintains catastrophe insurance under a program that renews on August 13th of each year. The program provides up to $50 million of coverage per occurrence for events involving ten or more deaths. Under this program the Company retains the first $20 million in claims, $10 million of the next $20 million, and none of the next $40 million in claims. Acts of terrorism are covered except when arising from the use of nuclear, chemical, or biological weapons. This insurance is provided through seven insurance companies and eight Lloyds Syndicates with no single insurer providing more than $10 million of the $50 million coverage.

Underwriting

         Facultative. The Company has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of business written as well as its pricing. The Company's underwriting process emphasizes close collaboration between its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology; however, no assurance can be given that all relevant information has been analyzed or that additional risks will not materialize. These policies, procedures, and standards are documented in an on-line underwriting manual. The Company regularly performs internal reviews of its underwriters and underwriting process.

         The Company's management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Medical Directors as necessary. Most facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a difficult underwriting/mortality assessment. To assist its underwriters in making these assessments, RGA Reinsurance employs three full-time medical directors, as well as a medical consultant.

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

Competition

         Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental Life Insurance Company, a subsidiary of Aegon N.V., Swiss Re Life of America, ING Re, Munich American Reinsurance Company, and Employers Reinsurance Company. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the Canadian life reinsurance market are Munich Reinsurance Company, Employers Reassurance Corporation, and Swiss Re Life and Health Canada.

         The Company's international operations compete with subsidiaries of several U.S. life insurers and reinsurers and other internationally based insurers and reinsurers, some of which are larger, more established in their markets, and have access to greater resources than RGA. Competition is based primarily on the basis of price, service, and financial strength.

Employees

         As of December 31, 2002, the Company had 684 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, Korea, Australia, Japan, Taiwan, South Africa, Spain, India and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.

C.       SEGMENTS

         The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, and joint and last survivor insurance, as well as annuities, financial reinsurance, and direct premiums which include single premium pension annuities, universal life, and group life. Generally, the Company, through a subsidiary, has provided reinsurance and, to a lesser extent, insurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks. The following table sets forth the Company's premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third-parties:

                        GROSS AND NET PREMIUMS BY SEGMENT
                                  (in millions)

                                                      Year Ended December 31,
                                                      -----------------------
                                       2002                      2001                      2000
                                       ----                      ----                      ----
                              Amount          %         Amount           %         Amount         %
                              ------          -         ------           -         ------         -
GROSS PREMIUMS:
U.S.                         $1,659.4        71.2      $1,366.7         73.9      $1,210.9       74.4
Canada                          210.2         9.0         200.2         10.8         218.0       13.4
Europe & South Africa           272.0        11.7          96.2          5.2          30.5        1.9
Asia Pacific                    175.4         7.5         135.6          7.3         100.7        6.2
Latin America                    13.4         0.6          51.9          2.8          66.1        4.1
                             --------       -----      --------        -----      --------      -----
                 Total       $2,330.4       100.0      $1,850.6        100.0      $1,626.2      100.0
                             ========       =====      ========        =====      ========      =====

NET PREMIUMS:
U.S.                         $1,399.8        70.7      $1,222.9         73.6      $1,038.9       74.0
Canada                          181.2         9.1         173.3         10.4         176.3       12.6
Europe & South Africa           226.9        11.5          94.8          5.7          29.7        2.1
Asia Pacific                    160.2         8.1         119.7          7.2          94.3        6.7
Latin America                    12.6         0.6          51.1          3.1          64.9        4.6
                             --------       -----      --------        -----      --------      -----
         Total               $1,980.7       100.0      $1,661.8        100.0      $1,404.1      100.0
                             ========       =====      ========        =====      ========      =====

         The following table sets forth selected information concerning assumed reinsurance business in force by segment for the indicated periods. (The term "in force" refers to insurance policy face amounts or net amounts at risk.)

                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                                  (in billions)

                                                      Year Ended December 31,
                                                      -----------------------

                                       2002                      2001                      2000
                                       ----                      ----                      ----

                              Amount          %         Amount           %         Amount         %
                              ------          -         ------           -         ------         -
U.S.                         $  540.0        71.2      $  468.1         76.0      $  412.7       75.6
Canada                           64.5         8.5          55.8          9.1          54.3       10.0
Europe & South Africa            92.7        12.2          40.5          6.6           2.4        0.4
Asia Pacific                     57.0         7.5          44.1          7.1          31.9        5.8
Latin America                     4.7         0.6           7.5          1.2          44.6        8.2
                             --------       -----      --------        -----      --------      -----
    Total                    $  758.9       100.0      $  616.0        100.0      $  545.9      100.0
                             ========       =====      ========        =====      ========      =====

         Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations, assumed in force amounts at risk of $91.3 billion, $98.0 billion, and $59.3 billion were released in 2002, 2001, and 2000, respectively.

         The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term "volume" refers to insurance policy face amounts or net amounts at risk.)

                         NEW BUSINESS VOLUME BY SEGMENT
                                  (in billions)

                                                      Year Ended December 31,
                                                      -----------------------
                                       2002                      2001                      2000
                                       ----                      ----                      ----
                              Amount          %         Amount           %         Amount         %
                              ------          -         ------           -         ------         -

U.S.                         $  146.9        63.9      $   99.5         58.2      $  115.7       71.8
Canada                           11.3         4.9           8.5          5.0          13.8        8.6
Europe & South Africa            56.3        24.4          33.6         19.6           0.6        0.4
Asia Pacific                     12.1         5.3          19.3         11.3           9.7        6.0
Latin America                     3.4         1.5          10.2          5.9          21.3       13.2
                             --------       -----      --------        -----      --------      -----
      Total                  $  230.0       100.0      $  171.1        100.0      $  161.1      100.0
                             ========       =====      ========        =====      ========      =====

         Additional information regarding the operations of the Company's segments and geographic operations is contained in Note 17 to the Consolidated Financial Statements within Item 8 of Part II.

U.S. OPERATIONS

         The U.S. operations represented 70.7%, 73.6%, and 74.0% of the Company's net premiums in 2002, 2001, and 2000, respectively. The U.S. operations market life reinsurance, reinsurance of asset-intensive products and financial reinsurance primarily to the largest U.S. life insurance companies.

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

         In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2002, reinsurance of such policies was reflected in interest-sensitive contract reserves of approximately $896.6 million and policy loans of $841.1 million.

         The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operation's marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operation's automatic business. In 2002, 2001, and 2000, approximately 21.5%, 21.8%, and 29.1%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment. The amount of facultative business as a percent of premiums has decreased over the past several years due to the increase in premiums from automatic treaties on in force business.

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

         Asset-Intensive Business

         Reinsurance business in which the investment risk is reinsured is referred to as asset-intensive business. Asset-intensive business includes the reinsurance of corporate-owned life insurance and annuities. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of December 31, 2002, reinsurance of such policies was reflected in interest-sensitive contract liabilities of approximately $2.5 billion.

         Asset-intensive business that does not produce mortality risk (annuities) is normally limited by size of the deposit, from any one depositor. Business that does produce mortality risks (corporate-owned and bank-owned life insurance) normally involves a large number of insureds associated with each deposit. Underwriting of these deposits also limits the size of any one deposit but the individual policies associated with any one deposit are typically issued within pre-set guaranteed issue parameters. A significant amount of this business is written on a modified coinsurance or coinsurance with funds withheld basis. See Management's Discussion and Analysis of Financial Condition and Results of Operations--Investments appearing in Item 7 and Note 5 to the Consolidated Financial Statements included in Item 8 of Part II for additional information.

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

         Customer Base

         The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies and currently has treaties with most of the largest 100 companies. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2002, 53 clients generated annual gross premiums of $5 million or more for the Company and the aggregate gross premiums from these clients represented approximately 75.1% of 2002 U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same holding company structure are combined.

         In 2002, no single non-affiliated U.S. client accounted for more than 10% of the Company's consolidated gross premiums; however, one non-affiliated U.S. client ceded more than 5% of U.S. life gross premiums. The client ceded $92.1 million or 5.6% of U.S. operations gross premiums in 2002.

         MetLife and its affiliates generated approximately $262.8 million or 15.9% of U.S. operation's gross premium for 2002.

         Operations

         During 2002, substantially all gross U.S. life business was obtained directly, rather than through brokers. The Company has an experienced marketing staff that works to maintain existing relationships and to provide responsive service.

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

CANADA OPERATIONS

         The Canada operations represented 9.1%, 10.4%, and 12.6% of the Company's net premiums in 2002, 2001, and 2000, respectively. In 2002, the Canadian life operations assumed $11.3 billion in new business, all of which resulted from recurring new business. Approximately 88% of the 2002 recurring new business was written on an automatic basis.

         The Company operates in Canada primarily through RGA Canada, a wholly-owned company. RGA Canada is a leading life reinsurer in Canada assisting clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and critical illness products. Approximately 90% of RGA Canada's premium income is derived from life reinsurance products.

         Clients include most of the life insurers in Canada. During 2002, two clients accounted for more than 10% of the Canada operation's gross premiums, consisting of $62.5 million and $26.5 million, or 29.7% and 12.6%, respectively. Six other clients, including General American, a related party, individually accounted for more than 5% of Canada's gross premiums. The Canada operations compete with a small number of individual and group life reinsurers primarily on the basis of price, service, and financial strength.

         RGA Canada has two offices and maintains a staff of seventy-three people at the Montreal office and seventeen people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

EUROPE & SOUTH AFRICA OPERATIONS

         The Europe & South Africa operations represented 11.5%, 5.7%, and 2.1% of the Company's net premiums in 2002, 2001, and 2000, respectively. This segment provides life reinsurance to clients located in Europe (primarily in the United Kingdom and Spain) and South Africa. The principal type of reinsurance being provided has been life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements and the reinsurance of accelerated critical illness coverage (pays on the earlier of death or diagnosis of a pre-defined critical illness). These agreements may be either facultative or automatic agreements. During 2002, two clients of the Company's UK operations generated approximately $156.4 million, or 57.5% of the total gross premiums for the Europe & South Africa operations.

         During 2000, RGA UK obtained approval as a licensed United Kingdom life reinsurer, operating in the United Kingdom. In the United Kingdom, an increasing number of insurers are ceding the mortality and accelerated critical illness covers of individual life products on a quota share basis creating reinsurance opportunities. The reinsurers present in the market include the main global players with which RGA competes in other markets as well.

         In 1998, the Company established RGA South Africa, with offices in Cape Town and Johannesburg to promote life reinsurance in South Africa. In South Africa, the Company's subsidiary has managed to establish a substantial position in the individual facultative market, through excellent service and competitive pricing as well as gaining an increasing share in the automatic market. Also, life reinsurance is provided to Group Covers. The Company is concentrating on the life insurance market, as opposed to competitors that are also in the health market. The Company has a small portion of accelerated critical illness business in South Africa.

         In Spain, the Company has business relationships with more than twenty of the leading companies covering both individual and group life business. In 2002, RGA opened a representative office in India.

         The Company's subsidiaries in the United Kingdom and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company's St. Louis operations. Divisional management through RGA International Corporation (Nova Scotia ULC) ("RGA International") based in Toronto, provides additional services for existing and future markets. The Toronto staff consists of eleven people, operations in the United Kingdom maintains a staff of twenty-six people, RGA South Africa maintains a staff of thirty-two people, five people are on staff in the Spain office and four in the India office.

ASIA PACIFIC OPERATIONS

         The Asia Pacific operations represented 8.1%, 7.2%, and 6.7% of the Company's net premiums in 2002, 2001, and 2000, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices in Hong Kong and New Zealand and representative offices in Tokyo, Taiwan, and South Korea, and a regional office in Sydney. The Company also established a reinsurance subsidiary in Australia in January 1996. During 2002, two clients, one each in Australia and Hong Kong, generated approximately $52.9 million, or 30.2% of the total gross premiums for the Asia Pacific operations.

         Within the Asia Pacific segment, eight people are on staff in the Hong Kong office, thirteen people are on staff in the Japan office, seven people are on staff in the Taiwan office, four people are on staff in the South Korean Office, five people are on staff in the Sydney regional office and RGA Australian Holdings maintains a staff of twenty-five people. The Hong Kong, Tokyo, Taiwan, and South Korea offices primarily provide marketing and underwriting services to the direct life insurance companies with other service support provided directly by the Company's St. Louis and Sydney regional operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company's St. Louis and Sydney regional operations.

LATIN AMERICA OPERATIONS

         The Latin America operations represented 0.6%, 3.1%, and 4.6% of the Company's net premiums in 2002, 2001, and 2000, respectively. The Company conducts reinsurance business in the Latin America region through RGA Reinsurance Company. During 1999, a representative office was opened in Buenos Aires and during 1998 a representative office was opened in Mexico City to more directly assist clients in these markets. Historically, the Latin America reinsurance operations have derived revenue primarily from the reinsurance of privatized pension products in Argentina. Since 1999, the Company has reduced its participation in these types of treaties and effective July 1, 2001, the Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced. Due to the economic uncertainty in Argentina and losses associated with the Argentine privatized pension system, the Company has scaled back its operations in Argentina. The Company continues to market additional types of reinsurance in the region such as traditional life, credit and group life reinsurance transactions in Mexico and Chile.

         Direct insurance has been generated primarily from subsidiaries in Argentina and Chile. During April 2000, the Company sold its Chilean interests.

         In 1994, to develop markets in Argentina, RGA formed GA Argentina. GA Argentina writes direct individual and group life insurance and life insurance primarily related to group life and disability insurance for the Argentine privatized pension system as well as traditional group life insurance. Effective July 1998, GA Argentina no longer entered into new contracts related to the privatized pension system, but continues to market individual universal life and group products. However, the current economic situation in Argentina has had a negative impact on growth opportunities for direct insurance.

         The Latin America reinsurance operations are primarily supported by the Latin America Division of RGA Reinsurance based in St. Louis with a staff of seven people in St. Louis, and four people in a representative office in Mexico. The division provides bilingual underwriting, actuarial, claims, pricing, marketing, and administrative support. Claims, accounting, and systems support are provided on a corporate basis through the Company's operations in St. Louis. GA Argentina maintains a staff of fifty-one people in Buenos Aires, Argentina, and employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff. The Company's net investment in GA Argentina was approximately $7.2 million as of December 31, 2002.

DISCONTINUED OPERATIONS

         As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company's discontinued accident and health divisions may be found in Note 21 to the Consolidated Financial Statements within Item 8 of Part II.

D.       FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

         The Company's foreign operations are primarily in Canada, Latin America, the Asia Pacific region (including Australia, and Europe & South Africa. Revenue, income (loss) which includes net realized gains (losses) before income tax, interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 17 to the Consolidated Financial Statements within Item 8 of Part II.

E.       AVAILABLE INFORMATION

         Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the Company's website (www.rgare.com) as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.

Item 2.           PROPERTIES

U.S. segment and corporate

RGA Reinsurance houses its employees and the majority of RGA's officers in approximately 136,000 square feet of office space at 1370 Timberlake Manor Parkway, Chesterfield, Missouri. These premises are leased through August 31, 2009, at annual rents ranging from approximately $2,500,000 to $2,800,000. RGA Reinsurance also conducts business from approximately 1,400 square feet of office space in Norwalk, Connecticut and North Palm Beach, Florida. These premises are leased through December 2003, at an annual rent of approximately $36,000.

Canada segment

RGA Canada conducts business from approximately 29,000 square feet of office space in Montreal and Toronto, Canada. These premises are leased through November 2016, at annual rents ranging from approximately $345,000 to $490,000.

Other International segment

RGA Reinsurance also conducts business from a total of approximately 16,000 square feet of office space in Mexico City, Madrid, Hong Kong, Tokyo, Taipei, Seoul, and Mumbai. These premises are leased through October 2005, at annual rents of approximately $859,000. GA Argentina conducts business from approximately 5,400 square feet of office space in Buenos Aires. These premises are leased through July 2005, at annual rents of approximately $19,000. RGA International conducts business from approximately 9,800 square feet of office space in Toronto. These premises are leased through August 2007, at annual rents of approximately $338,000. RGA UK conducts business from approximately 3,000 square feet of office space in London. These premises are leased through September 2009, at annual rents of approximately $290,000. RGA South Africa conducts business from approximately 10,900 square feet of office space in Cape Town and Johannesburg. These premises are leased through September 2004, at annual rents of approximately $144,000. RGA Australia conducts business from approximately 9,000 square feet of office space in Sydney. These premises are leased through July 2009, at annual rents of approximately $219,000.

         The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for our current and projected future requirements.

Item 3.           LEGAL PROCEEDINGS

         The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2003, the ceding companies involved in these disputes have raised claims that are $41.7 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $8.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21 to the Consolidated Financial Statements, "Discontinued Operations" for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of 2002.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Information about the market price of the Company's common equity, dividends and related stockholder matters is contained in Item 8 under the caption "Quarterly Data (Unaudited)" and in Item 1 under the caption "Restrictions on Dividends and Distributions". Additionally, insurance companies are subject to statutory regulations that restrict the payment of dividends. See
Item I under the caption "Restrictions on Dividends and Distributions".

Item 6.           SELECTED FINANCIAL DATA

         The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2002, have been prepared in accordance with accounting principals generally accepted in the United States of America for stock life insurance companies. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(in millions, except per share and operating data)

YEARS ENDING DECEMBER 31,                                        2002          2001           2000         1999         1998
INCOME STATEMENT DATA
Revenues:
   Net premiums                                                $ 1,980.7     $ 1,661.8     $ 1,404.1    $ 1,315.6     $ 1,016.4
   Investment income, net of related expenses                      374.5         340.6         326.5        340.3         301.8
   Realized investment (losses) gains, net                         (14.6)        (68.4)        (28.7)       (75.3)          3.1
   Other revenues                                                   41.4          34.3          23.8         26.5          23.2
                                                               ---------     ---------     ---------    ---------     ---------
      Total revenues                                             2,382.0       1,968.3       1,725.7      1,607.1       1,344.5

Benefits and expenses:
   Claims and other policy benefits                              1,539.5       1,376.8       1,103.6      1,067.1         797.9
   Interest credited                                               126.7         111.7         104.8        153.1         153.2
   Policy acquisition costs and other insurance expenses           391.5         304.2         243.5        218.3         188.5
   Other operating expenses                                         94.8          91.3          81.2         65.5          57.3
   Interest expense                                                 35.5          18.1          17.6         11.0           8.8
                                                               ---------     ---------     ---------    ---------     ---------
      Total benefits and expenses                                2,188.0       1,902.1       1,550.7      1,515.0       1,205.7
                                                               ---------     ---------     ---------    ---------     ---------

   Income from continuing operations before income taxes           194.0          66.2         175.0         92.1         138.8

      Provision for income taxes                                    65.5          26.3          69.2         39.1          49.1
                                                               ---------     ---------     ---------    ---------     ---------
   Income from continuing operations                               128.5          39.9         105.8         53.0          89.7

   Discontinued operations:

      Loss from discontinued accident and health operations,
        net of income taxes                                         (5.7)         (6.9)        (28.1)       (12.1)        (27.6)
                                                               ---------     ---------     ---------    ---------     ---------

     Net income                                                $   122.8     $    33.0     $    77.7    $    40.9     $    62.1
                                                               =========     =========     =========    =========     =========

BASIC EARNINGS PER SHARE
Continuing operations                                          $    2.60     $    0.81     $    2.14    $    1.16     $    2.11
Discontinued operations                                            (0.11)        (0.14)        (0.57)       (0.27)        (0.61)
                                                               ---------     ---------     ---------    ---------     ---------
Net income                                                     $    2.49     $    0.67     $    1.57    $    0.89     $    1.50

DILUTED EARNINGS PER SHARE
Continuing operations                                          $    2.59     $    0.80     $    2.12    $    1.15     $    2.08
Discontinued operations                                            (0.12)        (0.14)        (0.56)       (0.27)        (0.60)
                                                               ---------     ---------     ---------    ---------     ---------
Net income                                                     $    2.47     $    0.66     $    1.56    $    0.88     $    1.48

Weighted average diluted shares, in thousands                     49,648        49,905        49,920       46,246        42,559

Dividends per share on common stock                            $    0.24     $    0.24     $    0.24    $    0.22     $    0.17

BALANCE SHEET DATA
Total investments                                              $ 6,650.2     $ 5,088.4     $ 4,560.2    $ 3,811.9     $ 5,129.6
Total assets                                                     8,892.6       7,016.1       6,090.0      5,077.6       6,318.6
Policy liabilities                                               6,603.7       5,077.1       4,617.7      3,998.1       5,053.1
Long-term debt                                                     327.8         323.4         272.3        184.0         108.0
Total stockholders' equity                                       1,222.5       1,005.6         862.9        732.9         748.5
Total stockholders' equity per share                           $   24.72     $   20.30     $   17.51    $   14.68     $   16.52

OPERATING DATA (IN BILLIONS)
Assumed ordinary life reinsurance in force                     $   758.9     $   616.0     $   545.9    $   446.9       $ 330.6
Assumed new business production                                    230.0         171.1         161.1        164.9         125.0

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, among others, statements relating to projections of the earnings, revenues, income or loss, future financial performance, and growth potential of Reinsurance Group of America, Incorporated and its subsidiaries (which we refer to in the following paragraphs as "we," "us," or "our"). The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

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

         Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and the cautionary statements described in the periodic reports we file with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to consult the sections named "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" contained in our prospectus dated December 3, 2001, filed with our prospectus supplements, each dated December 12, 2001, and filed with the SEC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2002, Equity Intermediary Company, a Missouri holding company, directly owned approximately 48.8% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly-owned subsidiary of General American Life Insurance Company ("General American"), a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly-owned subsidiary of MetLife, a New York life insurance company, on January 6, 2000. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 59.1% of the outstanding shares of common stock of RGA at December 31, 2002.

         The consolidated financial statements include the assets, liabilities, and results of operations of RGA, Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as several other subsidiaries and a joint venture, subject to an ownership position of greater than fifty percent (collectively, the "Company").

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of Part II. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs, the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims, the valuation of investment impairments, and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company's financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

         Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that a contract exposes it to a reasonable possibility of a significant loss from insurance risk only under remote circumstances, the Company records the contract on a deposit method of accounting with the net amount payable / receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheet. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.

         Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Deferred policy acquisition costs ("DAC") reflect our expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the assumptions that can affect the carrying value of DAC include mortality, interest spreads and policy lapse rates. The Company performs periodic tests to determine that DAC remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations. For the years ended December 31, 2002 and 2001, the Company reflected charges of $1.0 million and $3.1 million, respectively, for unrecoverable deferred policy acquisition costs. No such charges were reflected in 2000 results. As of December 31, 2002, the Company estimates that approximately 50 percent of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

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

         The Company primarily invests in fixed maturity securities. The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, the intent and ability to hold securities, and various other subjective factors. Securities, based on management's judgments, with an other than temporary impairment in value are written down to management's estimate of net realizable value.

         Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of deferred acquisition costs, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other than temporary impairments to investment securities can have a material impact on the Company's results of operations and financial condition.

         The Company is currently a party to various litigation and arbitrations. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. See Note 21 to the Consolidated Financial Statements in Item 8 of Part II.

RESULTS OF OPERATIONS

         The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned on financial reinsurance.

         The Company's primary business is life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders, and the exercise of recapture options by the ceding companies.

         Assumed insurance in force for the Company increased $142.9 billion to $758.9 billion at December 31, 2002. Assumed new business production for 2002 totaled $230.0 billion compared to $171.1 billion in 2001 and $161.1 billion in 2000.

         As is customary in the reinsurance business, life insurance clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in the preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected currently.

         The Company's profitability primarily depends on the volume and amount of death claims incurred. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The Company maintains catastrophe insurance under a program that renews on August 13th of each year. The program provides up to $50 million of coverage per occurrence for events involving ten or more deaths. Under its current program the Company retains the first $20 million in claims, $10 million of the next $20 million, and none of the next $40 million in claims. Acts of terrorism are covered except when arising from the use of nuclear, chemical, or biological weapons. This insurance is provided through seven insurance companies and eight syndicates through Lloyds of London, with no single insurer providing more than $10 million of the $50 million.

         The Company has foreign currency risk on business conducted in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. Additionally, the Company is exposed to the economic and political risk associated with its net investment in foreign locations. The Company's most significant foreign operations are in Canada. The exchange rate from Canadian to U.S. currency was 0.6362, 0.6277, and 0.6676 at December 31, 2002, 2001, and 2000, respectively. The Company's Latin America operations primarily conduct business in Argentine and Mexican pesos. The business generated from the Asia Pacific region is primarily denominated in U.S. dollars, Australian dollars, and Japanese yen. Additionally, the Company reinsures business in other international currencies including the Great British pound and South African rand.

         Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims over a number of years as the level of business diminishes. The Company will report a loss to the extent claims exceed established reserves. During 2002, the accident and health division reported a net loss of $5.7 million due to claim payments in excess of established reserves and legal fees. See Note 21 to the Consolidated Financial Statements in Item 8 of Part II.

         The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Europe & South Africa, Asia Pacific and Latin America operations. The Europe & South Africa, Asia Pacific and Latin America operational segments are presented herein as one reportable segment, Other International. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of creditor and critical illness products. The Latin America operations include traditional reinsurance, reinsurance of privatized pension products primarily in Argentina, which the Company ceased writing during 2001, and direct life insurance through a subsidiary in Argentina. Asia Pacific operations provide primarily traditional life reinsurance and, to a lesser extent, financial reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance Company ("RGA Reinsurance"). Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets being developed by the Company. The operational segment results do not include the corporate investment activity, general corporate expenses, interest expense of RGA, or the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on profit or loss from operations before income taxes.

         Consolidated income from continuing operations increased 222.1% in 2002 to $128.5 million and decreased 62.3% in 2001 to $39.9 million. Diluted earnings per share from continuing operations were $2.59 for 2002 compared to $0.80 for 2001 and $2.12 for 2000. Earnings during these years were attributed primarily to the traditional reinsurance in the U.S. and Canada. Earnings during 2001 were adversely affected by the terrorist attacks of September 11, 2001, investment losses on sales and impairments of investment securities, the accrual of additional reserves to support the Company's reinsurance of Argentine pension business, and higher than expected mortality results in the U.S. operations.

         Consolidated investment income increased 10.0% during 2002 and increased 4.3% during 2001. The increase in 2002 and 2001 was related to an increase in the invested asset base due to positive cash flows from operations and deposits from several new annuity reinsurance treaties, offset, in part, by a drop in the invested asset yield primarily due to a decline in prevailing interest rates. Investment income during 2001 was affected by the write-off of accrued investment income associated with the write-down of impaired securities as well as the general decline in interest rates. The cost basis of invested assets increased by $1.4 billion, or 27.5% in 2002 and increased $0.6 billion, or 13.0% in 2001. The increase in the cost basis of invested assets during 2001 was primarily a result of proceeds from the Company's capital raising efforts in December 2001, in addition to the factors previously discussed. The average yield earned on investments was 6.51% in 2002, compared with 6.79% in 2001, and 7.30% in 2000. The average yield will vary from year to year depending on a number of variables, including prevailing interest rate fluctuations, changes in the mix of asset-intensive products, and yields related to funds withheld at interest. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

         The consolidated provision for income taxes for continuing operations represented approximately 33.8%, 39.7%, and 39.6% of pre-tax income for 2002, 2001, and 2000, respectively. The effective tax rate for 2002 includes the effect of a $2.0 million reduction in tax liabilities subsequent to a settlement of an IRS audit. The effective tax rate for 2001 and 2000 was affected by realized capital losses domestically and operating losses from foreign subsidiaries for which deferred tax assets cannot be fully established. The Company calculated a tax benefit of $3.1 million, $3.7 million, and $15.1 million related to the discontinued operations in 2002, 2001, and 2000, respectively. The effective tax rate on the discontinued operations was 35.1% in 2002 and 35.0% in 2001 and 2000.

         Further discussion and analysis of the results for 2002 compared to 2001 and 2000 are presented by segment. Certain prior year amounts have been reclassified to conform to the current year presentation.

U.S. OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002
(in thousands)

                                                                                       ASSET-         FINANCIAL         TOTAL
                                                                  TRADITIONAL        INTENSIVE       REINSURANCE         U.S.
                                                                 ----------------------------------------------------------------
REVENUES:
  Net premiums                                                   $   1,396,005      $     3,786      $       -      $   1,399,791
  Investment income, net of related expenses                           160,945          110,019            191            271,155
  Realized investment losses, net                                       (6,129)          (4,135)             -            (10,264)
  Other revenues                                                         2,713            7,277         26,586             36,576
                                                                 ----------------------------------------------------------------
     Total revenues                                                  1,553,534          116,947         26,777          1,697,258
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                   1,091,630           17,376              -          1,109,006
  Interest credited                                                     56,480           65,504              -            121,984
  Policy acquisition costs and other insurance expenses                224,707           18,560          8,196            251,463
  Other operating expenses                                              27,216            1,242          9,295             37,753
                                                                 ----------------------------------------------------------------
       Total benefits and expenses                                   1,400,033          102,682         17,491          1,520,206

       Income before income taxes                                $     153,501      $    14,265      $   9,286      $     177,052
                                                                 ----------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2001
(in thousands)

                                                                                       ASSET-         FINANCIAL         TOTAL
                                                                  TRADITIONAL        INTENSIVE       REINSURANCE         U.S.
                                                                 ----------------------------------------------------------------
REVENUES:
  Net premiums                                                   $   1,219,674      $     3,248      $         -    $   1,222,922
  Investment income, net of related expenses                           150,262           93,252              474          243,988
  Realized investment gains (losses), net                              (29,933)           1,193                -          (28,740)
  Other revenues                                                         2,232            2,379           25,958           30,569
                                                                 ----------------------------------------------------------------
     Total revenues                                                  1,342,235          100,072           26,432        1,468,739
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                     976,740            4,658                -          981,398
  Interest credited                                                     51,596           58,087                -          109,683
  Policy acquisition costs and other insurance expenses                181,307           21,632            9,925          212,864
  Other operating expenses                                              30,363              740            7,980           39,083
                                                                 ----------------------------------------------------------------
       Total benefits and expenses                                   1,240,006           85,117           17,905        1,343,028

       Income before income taxes                                $     102,229      $    14,955      $     8,527    $     125,711
                                                                 ----------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2000
(in thousands)

                                                                                       ASSET-         FINANCIAL         TOTAL
                                                                  TRADITIONAL        INTENSIVE       REINSURANCE         U.S.
                                                                 ----------------------------------------------------------------
REVENUES:
  Net premiums                                                   $   1,036,656      $     2,216      $         -    $   1,038,872
  Investment income, net of related expenses                           139,688           89,001              (37)         228,652
  Realized investment losses, net                                      (12,206)          (1,066)               -          (13,272)
  Other revenues                                                           321              686           16,370           17,377
                                                                 ----------------------------------------------------------------
     Total revenues                                                  1,164,459           90,837           16,333        1,271,629
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                     793,494             (95)                -          793,399
  Interest credited                                                     47,445           55,006                -          102,451
  Policy acquisition costs and other insurance expenses                150,347           23,446            5,457          179,250
  Other operating expenses                                              25,244              802            3,274           29,320
                                                                 ----------------------------------------------------------------
       Total benefits and expenses                                   1,016,530           79,159            8,731        1,104,420

       Income before income taxes                                $     147,929      $    11,678      $     7,602    $     167,209
                                                                 ----------------------------------------------------------------

         Income before taxes for the U. S. operations segment totaled $177.1 million for 2002 compared to $125.7 million in 2001 and $167.2 million in 2000. Strong growth in revenue in the traditional subsegment contributed to the increase in income for 2002. Income was down in 2001 due primarily to unfavorable claims experience, higher realized net investment losses, and claims arising from the terrorist attacks of September 11, 2001.

Traditional Reinsurance

         The U.S. traditional sub-segment is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During 2002 production totaled $146.9 billion face amount of new business, compared to $99.5 billion in 2001 and $115.7 billion in 2000. The strong growth in production was realized on both new and existing treaties. Management believes industry consolidation, demutualizations, and the trend toward reinsuring mortality risks should continue to provide opportunities for growth.

         Income before income taxes for U.S. traditional reinsurance increased 50.2% and decreased 30.9% in 2002 and 2001, respectively. The variances in income for the comparable periods are primarily due to $16.1 million in net claims associated with the terrorist attacks on September 11, 2001, higher realized losses on investment securities in 2001, and generally higher mortality. Also contributing to the increase in 2002 was the continued growth in premiums.

         Net premiums for U.S. traditional reinsurance increased 14.5% in 2002 and 17.7% in 2001. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the growth. The increased premium reflects the growth of total U.S. business in force, which grew to $540.0 billion in 2002, a 15.4% increase over the prior year. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased 7.1% and 7.6% in 2002 and 2001, respectively. The increase in both years is due to growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance, which was partially offset by lower yields, primarily as a result of a general decline in interest rates.

         Realized investment losses of $6.1 million were reported in 2002 compared to $29.9 million and $12.2 million in 2001 and 2000, respectively.

         Claims and other policy benefits, as a percentage of net premiums, were 78.2%, 80.1%, and 76.5% in 2002, 2001, and 2000, respectively. The 2001 loss ratio, when adjusted for claims of $16.1 million related to the events of September 11, 2001, is reduced to 78.8%. The lower percentage in 2000 is the result of favorable mortality experience. In 2002, liabilities established in 2001 for claims related to the terrorists attacks of September 11, 2001 were adjusted down $1.9 million as reported claims from this event are lower than originally projected. The Company's catastrophe coverage program has limited its net losses related to the terrorist attack. As of December 31, 2002, the amount recoverable from catastrophe coverage was approximately $2.9 million. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

         Interest credited relates to amounts credited on the Company's cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values, and investment performance.

         The amount of policy acquisition costs and other insurance expenses, as a percentage of net premiums, was 16.1%, 14.9%, and 14.5% in 2002, 2001, and 2000, respectively. The increase in this ratio for the comparable periods can be attributed to the proportional increase in the volume of coinsurance business written versus yearly renewable term business. These percentages will fluctuate due to variations in the mixture of business being written.

         Other operating expenses, as a percentage of net premiums, were 1.9%, 2.5%, and 2.4% in 2002, 2001, and 2000, respectively. The improvement in this ratio can be attributed to continued growth in premiums and a decline in operating expenses for 2002. The decrease in operating expenses for 2002 is the result of lower overhead costs being allocated to this sub-segment as the international operations have grown. This percentage will fluctuate based on premium levels and the mix of fixed versus variable operating expenses.

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

         Income before income taxes decreased in 2002 to $14.3 million from $15.0 million in 2001, a 4.6% decrease over prior year. The decrease for the year is the result of a $5.3 million increase in realized losses on investment securities in 2002. Excluding realized gains and losses on investment securities, income before income taxes increased $4.6 million for the comparable periods. The increase in income can be attributed to the completion of several new annuity transactions that added over $700.0 million of invested assets to the balance sheet in 2002 for this sub-segment. The growth in income was partially offset by a $3.1 million pre-tax loss on an existing annuity treaty, due primarily to high policy lapses. Income before income taxes increased 28.1% in 2001 compared to the prior year. Contributing to this increase was the completion of a new annuity treaty in 2001 with assets of approximately $200.0 million and increased gains on the sale of investment securities of $2.3 million.

         Total revenues, which is comprised primarily of investment income, increased 16.9% and 10.2% in 2002 and 2001, respectively. The increase in 2002 can primarily be attributed to the new annuity transactions, which significantly increased the investment asset base for this sub-segment. The average invested asset balance was $1.9 billion, $1.3 billion, and $1.0 billion for 2002, 2001 and 2000, respectively. Invested assets outstanding as of December 31, 2002, and 2001 were $2.4 billion and $1.4 billion, of which $1.4 billion and $0.6 billion were funds withheld at interest, respectively.

         Total expenses, which is comprised primarily of interest credited, policy benefits and acquisition costs increased 20.6% and 7.5% in 2002 and 2001, respectively. The increase in 2002 can be attributed to the increase in policy benefits and interest credited. The higher policy benefits can be attributed to an increase in the option cost associated with an existing treaty while the growth in interest credited is primarily the result of the new annuity transactions.

Financial Reinsurance

         The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance and the Company's investment in RGA Financial Group. During 2000, the Company increased its ownership of RGA Financial Group from 40% to 100%. The majority of the financial reinsurance transactions assumed by the Company are retroceded to other insurance companies. Financial reinsurance agreements represent low risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

         Income before income taxes increased 8.9% and 12.2% in 2002 and 2001, respectively. The increase for 2002 can be attributed to higher net fees retained as result of the continued growth in financial reinsurance. The growth in fees was somewhat offset by higher operating expenses allocated to this sub-segment in 2002. At December 31, 2002, 2001 and 2000, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $872.7 million, $547.8 million and $498.4 million, respectively.

CANADA OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,                          2002          2001           2000
(in thousands)
REVENUES:
     Net premiums                                     $ 181,224      $ 173,269     $ 176,326
     Investment income, net of related expenses          70,518         65,006        61,950
     Realized investment gains (losses), net               (163)         9,148        (1,291)
     Other revenues                                         136            201           318
                                                      ---------      ---------     ---------
            Total revenues                              251,715        247,624       237,303

BENEFITS AND EXPENSES:
     Claims and other policy benefits                   186,398        172,799       171,417
     Interest credited                                    1,070            299           763
     Policy acquisition costs and other insurance
       Expenses                                          16,136         14,101        16,563
     Other operating expenses                             9,480          8,909         8,702
                                                      ---------      ---------     ---------
          Total benefits and expenses                   213,084        196,108       197,445

          Income before income taxes                  $  38,631      $  51,516     $  39,858
                                                      =========      =========     =========

         The Company conducts reinsurance business in Canada through RGA Canada. RGA Canada assists clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and non-guaranteed critical illness products. The Canadian operation is one of the leading life reinsurers in Canada. RGA Canada's reinsurance inforce totals approximately $64.5 billion and $55.8 billion at December 31, 2002 and 2001, respectively. At December 31, 2002, RGA Canada includes most of the life insurance companies in Canada as clients.

         Income before income taxes decreased 25.0% in 2002 and increased 29.2% in 2001. Excluding net realized investment gains (losses), income before taxes decreased by 8.4% in 2002 and increased by 3.0% in 2001. The decrease in 2002 was the result of below-average mortality experience in the current year, primarily due to two treaties, and favorable mortality experience in the prior year. The increase in 2001 was primarily driven by favorable mortality experience.

         Net premiums increased by 4.6% to $181.2 million in 2002 and decreased by 1.7% to $173.3 million in 2001. In original currency, net premiums increased by 6.5% in 2002 and 2.4% in 2001. The decline in the strength of the Canadian dollar had an adverse effect on the amount of net premiums reported of $2.1 million, or 1.2%, in 2002 and $7.6 million, or 4.4%, in 2001. Premium levels are significantly influenced by large transactions, mix of business, and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased by 8.5% and 4.9% during 2002 and 2001, respectively. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The investment income allocation to the Canadian operations was $4.0 million and $5.3 million in 2002 and 2001, respectively. Investment performance varies with the composition of investments. The increase in investment income was mainly the result of an increase in the invested asset base offset by the effects of changes in the foreign currency exchange rates. In 2002 and 2001, the invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions and interest on an increasing amount of funds withheld at interest related to one treaty.

         Claims and other policy benefits, as a percentage of net premiums, were 102.9% of total 2002 net premiums compared to 99.7% in 2001 and 97.2% in 2000. The increased percentages are primarily the result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios and increase over time. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Additionally, the increased percentages experienced are the result of unfavorable mortality experience in 2002 as compared to more favorable experience in 2001 and 2000. Claims and other policy benefits as a percentage of net premiums and investment income were 74.0% of total 2002 net premiums compared to 72.5% in 2001 and 71.9% in 2000. The Company expects mortality to fluctuate somewhat from period to period but believes it is fairly constant over longer periods of time.

         Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 8.9% in 2002, 8.1% in 2001, and 9.4% in 2000. The fluctuation in this ratio is primarily due to the changing mix of business. In 2002, more business was derived from coinsurance agreements than yearly renewable term agreements. The coinsurance agreements tend to have higher commission costs compared to yearly renewable term agreements. The decrease in the percentage in 2001 is the result of the mix of business which was higher in yearly renewable term agreements compared to 2000.

         Other operating expenses increased $0.6 million in 2002 and $0.2 million in 2001 compared to their respective prior-year periods. The overall increase in operating expenses was attributed to planned increases in costs associated with the ongoing growth of the business.

OTHER INTERNATIONAL OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002
(in thousands)

                                                                                                 TOTAL
                                                    EUROPE &                      LATIN          OTHER
                                                  SOUTH AFRICA  ASIA PACIFIC     AMERICA      INTERNATIONAL
                                                  ------------  ------------    ---------     -------------
REVENUES:
  Net premiums                                     $ 226,846     $ 160,197      $  12,608      $ 399,651
  Investment income, net of related expenses           1,009         7,059          4,201         12,269
  Realized investment gains (losses), net                894          (268)        (4,087)        (3,461)
  Other revenues                                       2,064         2,363            251          4,678
                                                   ---------     ---------      ---------      ---------
    Total revenues                                   230,813       169,351         12,973        413,137

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   130,975       110,806          2,279        244,060
  Interest credited                                       --            --          3,661          3,661
  Policy acquisition costs and other insurance
   expenses                                           82,700        36,660          4,545        123,905
  Other operating expenses                            13,049        14,727          5,992         33,768
  Interest expense                                       680           842             --          1,522
                                                   =========     =========      =========      =========
    Total benefits and expenses                      227,404       163,035         16,477        406,916

    Income (loss) before income taxes              $   3,409     $   6,316      $  (3,504)     $   6,221
                                                   =========     =========      =========      =========

FOR THE YEAR ENDED DECEMBER 31, 2001
(in thousands)

                                                                                                        TOTAL
                                                     EUROPE &                           LATIN           OTHER
                                                   SOUTH AFRICA     ASIA PACIFIC       AMERICA       INTERNATIONAL
                                                   ------------     ------------      ---------      -------------
REVENUES:
  Net premiums                                       $  94,800        $ 119,702       $  51,069        $ 265,571
  Investment income, net of related expenses             1,536            3,935          14,684           20,155
  Realized investment gains (losses), net                 (137)             113         (32,619)         (32,643)
  Other revenues                                           256            2,903             547            3,706
                                                     ---------        ---------       ---------        ---------
    Total revenues
                                                        96,455          126,653          33,681          256,789

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      59,429           75,595          87,581          222,605
  Interest credited                                         --               --           1,730            1,730
  Policy acquisition costs and other insurance
   expenses                                             26,753           36,103          14,395           77,251
  Other operating expenses                              10,555           11,081           9,072           30,708
  Interest expense                                         681              867              --            1,548
                                                     =========        =========       =========        =========
    Total benefits and expenses                         97,418          123,646         112,778          333,842

    Income (loss) before income taxes                $    (963)       $   3,007       $ (79,097)       $ (77,053)
                                                     =========        =========       =========        =========

FOR THE YEAR ENDED DECEMBER 31, 2000
(in thousands)

                                                                                                         TOTAL
                                                     EUROPE &                           LATIN            OTHER
                                                   SOUTH AFRICA     ASIA PACIFIC        AMERICA       INTERNATIONAL
                                                   ------------     ------------       ---------      -------------
REVENUES:
  Net premiums                                       $  29,690        $  94,282        $  64,897        $ 188,869
  Investment income, net of related expenses             2,056            4,628           19,782           26,466
  Realized investment gains (losses), net                  365             (191)          (9,099)          (8,925)
  Other revenues                                         3,177            2,266              364            5,807
                                                     ---------        ---------        ---------        ---------
    Total revenues                                      35,288          100,985           75,944          212,217

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      20,151           56,377           62,205          138,733
  Interest credited                                         --               --            1,568            1,568
  Policy acquisition costs and other insurance
   expenses                                              7,473           32,484            7,772           47,729
  Other operating expenses                               9,542            9,939           10,934           30,415
  Interest expense                                         502              980               --            1,482
                                                     =========        =========        =========        =========
    Total benefits and expenses                         37,668           99,780           82,479          219,927

    Income (loss) before income taxes                $  (2,380)       $   1,205        $  (6,535)       $  (7,710)
                                                     =========        =========        =========        =========

         The Other International reportable segment generates business from reinsurance operations in Europe, South Africa, and the Asia Pacific and Latin America regions. The Europe & South Africa segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of accelerated critical illness coverage (pays on the earlier of death or diagnosis of a pre-defined critical illness). These agreements may be either facultative or automatic agreements covering primarily individual risks and, in some markets, group risks.

         The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong and New Zealand and representative offices in Japan, South Korea and Taiwan. Business is also conducted through RGA Australia, a wholly-owned subsidiary in Australia, and Malaysian Life Reinsurance Group Berhad ("MLRe"), a joint venture in Malaysia. The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage.

         The Latin America operations include traditional reinsurance, primarily from Mexico, Argentina and Chile, reinsurance of privatized pension products primarily in Argentina, which the Company ceased writing during 2001, and direct life insurance through a subsidiary in Argentina. The Company had direct and local reinsurance operations in Chile until 2000 when those operations were sold. The Latin America segment has experienced losses and decreased new business opportunity as a result of turbulent economic conditions in Argentina in the past few years. Most of the growth of the reinsurance business has been in Mexico over the last two years.

         Income before income taxes for the Other International reportable segment totaled $6.2 million for 2002, compared to losses of $77.1 million and $7.7 million for 2001 and 2000, respectively. Each segment reported stronger pre-tax results during 2002 compared to 2001. Europe & South Africa reported income before income taxes of $3.4 million for 2002, an increase of $4.4 million compared to 2001, primarily due to a significant increase in premium volume during 2002. Asia Pacific reported income before income taxes of $6.3 million for 2002, a $3.3 million improvement over 2001. Improvements in profitability for 2002 were predominantly due to additional premium volume and further persistency. For 2001, Asia Pacific income before income taxes increased $1.8 million compared to 2000. The improvement in profitability in 2001 over 2000 was caused by a combination of better persistency and additional premium volume. Loss before income taxes for the Latin America segment was $3.5 million for 2002 compared to losses of $79.1 million and $6.5 million for 2001 and 2000, respectively. The current year results were affected by investment losses and write-downs on Argentine securities that supported the direct operations in Argentina which offset income from the reinsurance operations. The losses for 2001 were primarily attributable to realized investment losses on the Argentine securities that supported the privatized pension reinsurance business as well as an increase in reserves related to that business. In 2000, the sale of the Chilean operations resulted in a realized investment loss that decreased overall earnings.

         Other International net premiums increased 50.5% to $399.7 million in 2002, and 40.6% to $265.6 million in 2001. The increases were primarily the result of renewal premiums from existing blocks of business, new business premiums from facultative and automatic treaties and several large blocks of business, and premiums associated with accelerated critical illness coverage in Asia Pacific and Europe & South Africa. Accelerated critical illness coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned from this coverage totaled $118.5 million, $43.3 million and $9.8 million in 2002, 2001 and 2000, respectively. The Company's operations in South Africa also contributed to the 2002 net premium growth mainly through the facultative and automatic market. The Company's representative office in Spain also contributed through reinsuring both individual and group products. Increases in net premiums were slightly offset by reduced premiums related to the exit from the privatized pension business in 2001 and declining sales of direct insurance in Argentina. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income decreased $7.9 million or 39.1% in 2002, and $6.3 million or 23.8% in 2001. The decrease during 2002 was primarily due to a decrease in allocated assets required to support the Argentine pension business as a result of the devaluation of the Argentine peso, while the sale of the Chilean operations contributed to a smaller invested asset base and less investment income for 2001. Asia Pacific reported a 79.4% increase in investment income in 2002, predominantly due to an increase in the investment assets, particularly in Australia. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

         Other revenue during 2002 and 2001 primarily represented profit and fees associated with financial reinsurance in Taiwan and Japan. The Taiwanese treaty commenced in late 1999, with a full year in 2002, 2001 and 2000. Fees paid to retrocessionaires that were included in policy acquisition costs and other insurance expenses partially offset the fees earned for these years.

         Claims and other policy benefits as a percentage of net premiums totaled 61.1%, 83.8% and 73.5% for 2002, 2001 and 2000, respectively. The decrease in 2002 and the increase in 2001 are primarily related to an increase in reserves for the Argentine privatized pension business in the Latin America segment operations during the fourth quarter of 2001. Excluding

Latin America operations, claims and other policy benefits as a percentage of premium totaled 62.5%, 62.9%, and 61.7% for 2002, 2001, and 2000, respectively. Mortality may fluctuate somewhat from period to period, but is expected to be fairly constant over longer periods of time.

         During 2001, the Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced. Although premiums will continue to decline, it is estimated that claims for the privatized pension business will continue to be paid over the next several years. As the underlying reserves for the privatized pension business are in Argentine pesos, the functional currency of this segment, the devaluation of the peso during 2002 is not expected to have an impact on earnings until actual claims settlement or adjustment to the underlying peso-denominated reserves occur. Transaction gains/losses on the claims settlements are included in the claims and other policy benefits total. During 2002, the Company recorded $32.0 million in transaction gains related to claims settlements. These gains were generally offset by increases in reserves associated with the Argentine pension contracts. The impact of fluctuating exchange rates will continue to be closely monitored by the Company's management and is expected to be volatile over the near term. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. The level of claims may fluctuate from period to period, but exhibits less volatility over the long term. The Company monitors claims trends to evaluate the appropriateness of reserve levels and adjusts the reserve levels on a periodic basis.

         Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 31.0%, 29.1% and 25.3% for 2002, 2001, and 2000, respectively. The percentages fluctuate due to timing of client company reporting and variations in the mixture of business being reinsured. Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the United Kingdom are typically higher than those experienced in the Company's other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management's estimates, the Company would record a charge to income, due to a reduction in the DAC asset and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. The Company estimates that a 10 percent increase in anticipated mortality and morbidity experience would result in a pre-tax income statement charge of approximately $8.3 million while a 15 percent increase would result in a pre-tax charge of approximately $55.7 million, including appropriate offsets.

         Other operating expenses increased 10.0% during 2002 and were relatively flat for 2001. The increase during 2002 related to growth in the Europe & South Africa and Asia Pacific segments. As a percentage of premiums, other operating expenses decreased to 8.4% from 11.6% in 2002 and 2001, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

CORPORATE AND OTHER

         Corporate activity generally represents investment income on invested assets not allocated to support segment operations, undeployed proceeds from the Company's capital raising efforts, unallocated realized capital gains or losses, corporate expenses that include unallocated overhead and executive costs, as well as interest expense related to the $225.0 million, 5.75% mandatorily redeemable trust preferred securities issued by a wholly-owned subsidiary in 2001 ("Preferred Securities"), the $200.0 million, 6.75% Senior Notes issued in 2001 ("2001 Senior Notes"), borrowings under the Company's $140 million credit agreement executed during 2000 (the "U.S. Credit Agreement"), a $75.0 million term loan note with an affiliate and the $100.0 million 7.25% Senior Notes ("Senior Notes") issued in 1996.

         Corporate revenues increased $24.7 million in 2002 and decreased $9.5 million in 2001. The increase during 2002 was largely due to an increase in investment income resulting from a larger base of invested assets. The decrease during 2001 was primarily a result of unallocated investment losses associated with the sale or impairment of investment securities. Corporate unallocated other operating expenses were less than one percent of consolidated premiums in 2002, 2001 and 2000. Corporate interest expense was $34.0 million in 2002, compared to $16.5 million in 2001 and $16.1 million in 2000. The substantial increase during 2002 was primarily a result of the addition of the Preferred Securities (See Note 16, "Issuance of Trust PIERS Units" of the Notes to Consolidated Financial Statements) and the 2001 Senior Notes, both of which were issued near the end of 2001. The Company essentially swapped variable rate debt for fixed rate debt by using the proceeds of the 2001 Senior Notes to pay down its U.S. Credit Agreement and to prepay and terminate the affiliate note. The U.S. Credit Agreement and the MetLife Note had a combined weighted average interest rate of 5.0% during 2001. As expected, interest expense during 2002 on the 2001 Senior Notes, fixed at 6.75%, exceeded the combined interest expense on the U.S. Credit Agreement and the MetLife Note during 2001. The Company views its long-term debt at its current level as an integral and ongoing part of its capital structure, and therefore felt it appropriate to convert its shorter-term borrowings under its U.S. Credit Agreement and MetLife
Note into longer-term capital.

DISCONTINUED OPERATIONS

         Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims over a number of years as the level of business diminishes. The Company will report a loss to the extent claims exceed established reserves.

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

         The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to arbitrations that involve some of these LMX reinsurance programs. The Company and other involved reinsurers and retrocessionaires have raised substantial defenses upon which to contest these claims, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

         While RGA did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires. To date, no such direct material exposures have been identified. If any direct material exposure is identified at some point in the future, based upon the experience of others involved in these markets, any exposures will potentially be subject to claims for rescission, arbitration, or litigation. Thus, resolution of any disputes will likely take several years.

         While it is not feasible to predict the ultimate outcome of pending arbitrations and litigation involving LMX reinsurance programs, any indirect workers' compensation carve-out exposure, or other accident and health risks, or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

         The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2003, the ceding companies involved in these disputes have raised claims that are $41.7 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $8.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

         The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of

December 31, 2002 and 2001 was $50.9 million and $55.3 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $3.3 million, $3.0 million, and $23.7 million for 2002, 2001, and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
THE HOLDING COMPANY

         RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its indebtedness (See Notes 15, "Long-Term Debt," and 16, "Issuance of Trust PIERS Units," of the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of director approved plan. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

         RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. Pursuant to this calculation, RGA Reinsurance's allowable dividend without prior approval for 2003 would be $63.4 million. However, the applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of December 31, 2002, RGA Reinsurance had unassigned surplus of $67.8 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2003, RCM could pay a maximum dividend, without prior approval, to RGA equal to its unassigned surplus, approximately $28.9 million. The maximum amount available for dividends by RGA Canada to RGA under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $33.4 million. Dividend payments from other subsidiaries and joint ventures are subject to regulations in the country of domicile. RGA Americas and RGA Barbados do not have material restrictions on their ability to pay dividends out of retained earnings.

         The dividend limitation is based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with Generally Accepted Accounting Principles ("GAAP"). The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, and surplus notes.

         RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. In 2001, the Board of Directors approved a repurchase program authorizing RGA to purchase up to $50 million of its shares of stock, as conditions warrant. As of December 31, 2002, RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million. The Company did not purchase treasury stock during 2001. The Company purchased approximately 0.7 million shares of treasury stock in 2000, under a prior repurchase program approved by the Board, at an aggregate cost of $20.0 million.

         The Company's $140.0 million U.S. credit facility expires in May 2003. No amount was outstanding under this facility as of December 31, 2002; however, the Company is currently planning on renewing this facility. The Company can give no assurances though, that it will be successful in negotiating the renewal, and if successful, that the terms, including cost, will be comparable to the current terms.

         Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.06 per share in 2002. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries.

         Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600.0 million to $700.0 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10.0 million or $25.0 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company's credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2002, the Company had $327.8 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. Of that amount, approximately $28.4 million is subject to immediate payment upon a downgrade of the Company's senior long-term debt rating, unless a waiver is obtained from the lenders. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds.

         In December 2001, RGA, through its wholly owned subsidiary trust, issued $225.0 million in Preferred Income Redeemable Securities ("PIERS") Units. See Notes 2, "Summary of Significant Accounting Policies," and 16, "Issuance of Trust PIERS Units," of the Notes to Consolidated Financial Statements for additional information on the terms of the PIERS units. Each PIERS unit consists of a preferred security with a face value of $50 and a stated maturity of March 18, 2051 and a warrant to purchase 1.2508 shares of RGA stock at an exercise price of $50. The warrant expires on December 15, 2050. The holders of the PIERS units have the ability to exercise their warrant for stock at any time and require RGA to payoff the preferred security. Because the exercise price of the warrant to be received from the holder is equal to the amount to be paid for the preferred security, there is no net cash required on RGA's part. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.

         Consolidated interest expense increased significantly in 2002 due to the addition, in December 2001, of the $225.0 million face amount, 5.75% trust preferred securities issued by RGA Capital Trust I and the interest expense associated with its $200.0 million 6.75% Senior Notes due 2011, the proceeds of which were used to pay down a balance of $120.0 million on its U.S. revolving credit facility and to prepay and terminate the $75.0 million term loan with MetLife Credit Corp. Interest rates on the U.S. revolving credit facility and $75.0 million term loan ranged from 2.6% to 7.1% in 2001. As of December 31, 2002, the average interest rate on long-term debt outstanding, excluding the PIERS, was 6.74%.

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

REINSURANCE OPERATIONS

         The Company's principal cash inflows from its reinsurance operations are life insurance premiums and deposit funds received from ceding companies. The primary liquidity concern with respect to these cash flows is early recapture of the reinsurance contract by the ceding company. Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding companies the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2002, these treaties had approximately $294.7 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $532.8 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2002. Additionally, securities with an amortized cost of $931.6 million, as of December 31, 2002, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain reinsurance treaties, whereby if the subsidiary fails to meet its obligations, RGA or one of its other subsidiaries will make the payment. These guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new or not of a significant size, relative to the ceding company. Total liabilities supported by the guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $126.6 million as of December 31, 2002 and are reflected on the Company's consolidated balance sheet as future policy benefits.

         The Company's principal cash inflows from its investing activities results from investment income, maturity and sales of invested assets, and repayments of principal. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See -- Investments and --Interest Rate Risk below.

         Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows include selling short-term investments or fixed maturity securities and drawing additional funds under existing credit facilities, under which the Company had availability of $155.4 million as of December 31, 2002. As previously mentioned, the Company is currently planning to renew its $140.0 million U.S. credit facility that expires in May 2003. No amount was outstanding under this facility as of December 31, 2002.

         The Company's principal cash outflows primarily relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements). The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate capital requirements created by this business. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims. The Company's management believes its current sources of liquidity are adequate to meet its current cash requirements.

         The Company's net cash flows provided by operating activities for the years ended December 31, 2002, 2001, and 2000, were $161.9 million, $243.9 million, and $192.8 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a very high-quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and can be easily sold to meet the Company's obligations, if necessary.

         The following table displays the Company's contractual obligations, which primarily consist of the payment of outstanding debt upon maturity and leases (in millions):

                                                              Payment Due by Period
                                               --------------------------------------------------
Contractual Obligations                         Total     1 - 3 Years  4 - 5 Years  After 5 Years
-----------------------                        ------     -----------  -----------  -------------
  Long - Term Debt                             $327.8       $ 28.4       $ 99.5       $199.9

  Operating Leases                               28.8         13.2          7.5          8.1

  Trust Preferred Securities of Subsidiary      225.0           --           --        225.0
                                               ------       ------       ------       ------

    Total                                      $581.6       $ 41.6       $107.0       $433.0
                                               ======       ======       ======       ======

         The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At December 31, 2002, there were approximately $39.7 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas, RGA Barbados, and Triad Re, Ltd. As of December 31, 2002, $339.4 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace. The Company has direct policies and reinsurance agreements in addition to certain investment, advisory, and administrative services contracts with affiliated entities (See Note 11, "Related Party Transactions," of the Notes to Consolidated Financial Statements).

         Net cash used in investing activities was $582.5 million, $576.4 million, and $712.5 million in 2002, 2001, and 2000, respectively. Changes in cash used in investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities.

         Net cash provided by financing activities was $285.5 million, $487.9 million, and $565.5 million in 2002, 2001, and 2000, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits under investment type contracts.

         The Company's asset-intensive products are primarily supported by investments in fixed maturity securities. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their impact on profitability. Certain of these asset-intensive agreements, primarily in the U.S. operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company. As of December 31, 2002, funds withheld at interest on these transactions totaled approximately $1.4 billion.

         Additionally, deferred costs related to interest-sensitive life and investment-type contracts are amortized over the lives of the contracts, in relation to the present value of estimated gross profits (EGP) from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and
(3) estimated costs of administration. EGP is also reduced by our estimate of future losses due to defaults in fixed maturity securities. Deferred policy acquisition costs ("DAC") are sensitive to changes in assumptions regarding these EGP components, and any change in such an assumption could have an impact on our profitability.

         The Company continuously reviews the EGP valuation model and assumptions so that the assumptions reflect a reasonable view of the future. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year, if assumptions are changed as illustrated, as a percentage of current deferred policy acquisition costs related to asset-intensive products:

                                                                      ONE-TIME                ONE-TIME
       QUANTITATIVE CHANGE IN SIGNIFICANT ASSUMPTIONS              INCREASE IN DAC         DECREASE IN DAC
       ----------------------------------------------              ---------------         ---------------
Estimated interest spread increasing (decreasing) 25 basis               0.8%                   (1.0)%
points from the current spread

Estimated  policy lapse rates decreasing (increasing) 20% on a           0.7%                   (1.4)%
permanent basis (including surrender charges)

         In general, a change in assumption that improves our expectations regarding EGP is going to have the impact of deferring the amortization of DAC into the future, thus increasing earnings and the current DAC balance. Conversely, a change in assumption that decreases EGP will have the effect of speeding up the amortization of DAC, thus reducing earnings and lowering the DAC balance. We also adjust DAC to reflect changes in the unrealized gains and losses on available for sale fixed maturity securities since this impacts EGP. This adjustment to DAC is reflected in accumulated other comprehensive income
(loss).

         The DAC associated with the Company's non asset-intensive business is less sensitive to changes in estimates for investment yields, mortality and lapses. In accordance with Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises", the estimates include provisions for the risk of adverse deviation and are not adjusted unless experience significantly deteriorates to the point where a premium deficiency exists.

The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2002:

                               ASSET-INTENSIVE  NON-ASSET-INTENSIVE      TOTAL
    (IN THOUSANDS)                  DAC               DAC                 DAC
    --------------             ---------------  ------------------     ----------
U.S.                             $  183,696       $  426,083           $  609,779
Canada                                   --          113,447              113,447
Other International:
     Asia Pacific                        --          130,797              130,797
     Europe & S.A                        --          219,553              219,553
     Latin America                       --           11,360               11,360
                                 ----------       ----------           ----------
                     Total       $  183,696       $  901,240           $1,084,936

         Effective December 31, 1993, the National Association of Insurance Commissioners ("NAIC") adopted risk-based capital ("RBC") statutory requirements for U.S.-based life insurance companies. These requirements measure statutory capital and surplus needs based on the risks associated with a company's mix of products and investment portfolio. At December 31, 2002, statutory capital and surplus of RGA Reinsurance and RCM exceeded all RBC thresholds and RGA Canada's capital levels exceeded any MCCSR requirements. All of the Company's insurance operating subsidiaries exceed the minimum capital requirements in their respective jurisdictions.

INVESTMENTS

         The Company had total cash and invested assets of $6.7 billion and $5.3 billion at December 31, 2002 and 2001, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the operating companies Boards of Directors periodically review the investment portfolios of the international subsidiaries. The RGA Board of Directors also reviews all material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The Company's earned yield on invested assets was 6.51% in 2002, compared with 6.79% in 2001, and 7.30% in 2000. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements for additional information regarding the Company's investments.

Fixed maturity securities available for sale

         The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities, and mortgage and asset-backed securities. As of December 31, 2002, approximately 97% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 32.2% of fixed maturity securities as of December 31, 2002, an increase from 30.6% as of December 31, 2001. A majority of these securities were classified as corporate securities, with an average Standard and Poor's ("S&P") rating of A at December 31, 2002. The Company owns floating rate securities that represent approximately 2.8% of fixed maturity securities at December 31, 2002, compared to 6.1% at December 31, 2001. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

         Within the fixed maturity security portfolio, the Company holds approximately $165.4 million in asset-backed securities at December 31, 2002, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. Approximately 33.0%, or $54.5 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

         The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. As of December 31, 2002, the Company held fixed maturities with a cost basis of $23.1 million and a market value of $22.9 million, or 0.7% of fixed maturities, that were non-income producing. Securities, based on management's judgment, with an other than temporary impairment in value are written down to management's estimate of net realizable value. The Company recorded other than temporary write-downs of $33.9 million, $43.4 million, and $10.1 million in 2002, 2001, and 2000, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings and deterioration in collateral value supporting certain asset-backed securities. During 2002, the Company sold fixed maturity securities with a fair value of $466.1 million at a loss of $44.4 million.

         The following table presents the total gross unrealized losses for fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                At December 31, 2002
                                           ------------------------------
                                           Gross Unrealized
                                                Losses         % of Total
                                           ----------------    ----------
Less than 20%                                  $27,460             49.1%
20% or more for less than six months            21,727             38.8%
20% or more for six months or longer             6,741             12.1%
                                               -------          -------
     Total                                     $55,928            100.0%

         While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and continuing effects of the September 11, 2001 tragedies. Substantially all of the $6.7 million in unrealized losses on fixed maturity securities whose book has exceeded market 20% or more for six months or longer were related to Canadian zero coupon bonds whose maturities are long term. Small movements in interest rates can have a significant impact on the fair value of these securities due to their long-term duration. The issuers of these bonds are substantially all highly rated Canadian corporations or government agencies.

         The following table presents the total gross unrealized losses for fixed maturity securities as of December 31, 2002, by class of security, and broken out between investment and non-investment grade investments whose market value has been below amortized cost for the length of time indicated (in thousands):

                                                                             Number of months
                                                        ----------------------------------------------------------
                                                                        More than
                                                        Less than        six, but         More than
                                                           six       less than twelve       twelve          Total
                                                        ---------    ----------------     ---------        -------
Investment grade securities:
   Commercial and industrial                             $ 1,563          $   244          $17,276          $19,083
   Public utilities                                           16              110            6,176            6,302
   Asset-backed securities                                 3,502                5           11,426           14,933
   Canadian and Canadian provincial governments              450               --            3,160            3,610
   Mortgage-backed securities                                145              672                7              824
   Finance                                                   125              245            2,338            2,708
   U.S. government and agencies                               15               --                9               24
                                                         -------          -------          -------          -------
          Investment grade securities                      5,816            1,276           40,392           47,484
                                                         -------          -------          -------          -------

                                                                      Number of months
                                                 -----------------------------------------------------------
                                                                 More than
                                                 Less than        six, but         More than
                                                    six       less than twelve      twelve            Total
                                                 ---------    ----------------     ---------          -------
Non-investment grade securities:
   Commercial and industrial                          609              603            1,693            2,905
   Public utilities                                    --              586            2,151            2,737
   Asset-backed securities                          1,713               --            1,069            2,782
   Mortgage-backed securities                           1               --               --                1
   Finance                                             19               --               --               19
                                                  -------          -------          -------          -------
         Non-investment grade securities            2,342            1,189            4,913            8,444
                                                  -------          -------          -------          -------
               Total                              $ 8,158          $ 2,465          $45,305          $55,928
                                                  =======          =======          =======          =======

         Approximately $35.6 million of the total unrealized losses were related to securities issued by the airline, financial, automotive, telecommunication, and utility sectors. These securities have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and continuing effects of the September 11, 2001 tragedies. The Company believes that the analysis of each such security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of December 31, 2002.

Mortgage loans on real estate

         Mortgage loans represented approximately 3.4% and 3.2% of the Company's investments as of December 31, 2002 and 2001, respectively. As of December 31, 2002, all mortgages are U.S.-based. The Company invests primarily in mortgages on commercial offices and retail locations. The Company's mortgage loans generally range in size from $0.3 million to $11.5 million, with the average mortgage loan investment as of December 31, 2002, totaling approximately $3.8 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 5 of the Notes to Consolidated Financial Statements. Substantially all mortgage loans are performing and no valuation allowance has been established as of December 31, 2002.

Policy loans

     Policy loans comprised approximately 12.6% and 15.2% of the Company's investments as of December 31, 2002 and 2001, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest

     Funds withheld at interest comprised approximately 29.7% and 22.5% of the Company's investments as of December 31, 2002 and 2001, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average A.M. Best rating of "A-". Certain ceding companies maintain segregated portfolios for the benefit of the Company. Based on data provided by ceding companies as of December 31, 2002, funds withheld at interest were approximately (in thousands):

                                                                  At December 31, 2002
                                                     ------------------------------------------
         Underlying Security Type:                     Book Value   Market Value     % of Total
         -------------------------                     ----------   ------------     ----------
Investment grade U.S. corporate securities           $  1,229,881   $  1,280,210        87.0%
Below investment grade U.S. corporate securities           42,981         41,321         2.8%
Unrated securities                                        137,207        144,489         9.8%
Other                                                       6,290          6,312         0.4%
                                                     ------------   ------------       -----
   Total segregated portfolios                          1,416,359      1,472,332       100.0%
Funds withheld at interest associated with
 non-segregated portfolios                                558,712        558,712
                                                     ------------   ------------
   Total funds withheld at interest                  $  1,975,071   $  2,031,044
                                                     ============   ============

         Based on data provided by the ceding companies as of December 31, 2002, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (in thousands):

                                                                  At December 31, 2002
                                                     ------------------------------------------
             Maturity:                                 Book Value   Market Value     % of Total
             ---------                                 ----------   ------------     ----------
Within one year                                      $     19,176   $     19,363         1.3%
More than one, less than five years                       251,090        258,807        17.6%
More than five, less than ten years                       466,445        496,331        33.7%
Ten years or more                                         679,648        697,831        47.4%
                                                     ------------   ------------       -----
   Total all years                                   $  1,416,359   $  1,472,332       100.0%
                                                     ============   ============       =====

         The Company utilizes derivative financial instruments on a very limited basis, primarily to improve the management of the investment-related risks associated with the reinsurance of equity-indexed annuities. The Company invests primarily in exchange-traded and customized Standard and Poor's equity index options. The Company has established minimum credit quality standards for counterparties and seeks to obtain collateral or other credit supports. The Company limits its total financial exposure to counterparties. The Company's use of derivative financial instruments historically has not been significant to its financial position.

         As of December 31, 2002, the majority of the Company's invested assets were managed by third-party companies; however, the Company's chief investment officer has the primary responsibility for the day-to-day oversight of all the Company's investments.

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

         Interest Rate Risk

         This risk arises from many of the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company's capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.

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

         Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change in market interest rates. The Company does not have fixed-rate instruments classified as trading securities. The Company's projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2002 and 2001 was $78.4 million and $61.0 million, respectively.

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

         At December 31, 2002, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

         Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable-rate instruments classified as trading securities. The Company's projected decrease in cash flows in the near term associated with floating-rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2002 and 2001 was $0.3 million and $6.0 million, respectively.

         The cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2002, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

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

         Foreign Currency Risk

         The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities, but generally does not hedge the foreign currency translation exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company's foreign currency transactions are denominated in Australian dollars, Argentine pesos, Canadian dollars, and Great British pounds. Currently, the Company believes its foreign currency transaction exposure, with the possible exception of its Argentine peso exposure, to be immaterial to the consolidated results of operations. In an effort to reduce its exposure to the Argentine peso, during 2001, the Company liquidated substantially all its Argentine based investment securities and reinvested the proceeds into investment securities denominated in U.S. dollars. The Company's obligations under its insurance and reinsurance contracts continue to be denominated in Argentine pesos, which is the functional currency for this segment. Those net contract liabilities totaled approximately 65.1 million Argentine pesos as of December 31, 2002. The net unrealized foreign currency gain of $45.7 million, is reflected in accumulated other comprehensive income on the consolidated balance sheet as of December 31, 2002. The Company does not expect the ongoing economic turmoil in Argentina, including the devaluation of the Argentine peso, to have additional negative impact on its Argentine policy liabilities; however, because the Company cannot reasonably predict the timing of its claim settlements and what the exchange rate will be at settlement, reported results may be volatile in the future. Net income exposure that may result from the strengthening of the U.S. dollar to foreign currencies will adversely affect results of operations since the income earned in the foreign currencies is worth less in U.S. dollars. When evaluating investments in foreign countries, the Company considers the stability of the political and currency environment. Devaluation of the currency after an investment decision has been made will affect the value of the investment when translated to U.S. dollars for financial reporting purposes.

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

NEW ACCOUNTING STANDARDS

         In February 2003, the Financial Accounting Standards Board ("FASB") issued for comment Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives: Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument" ("FASB B36"). In this tentative guidance, the FASB has concluded that funds withheld by a ceding company, for modified coinsurance and coinsurance with funds withheld contracts, may contain an embedded derivative which should be bifurcated and valued. The effective date of the implementation guidance, as currently proposed, is the first day of the first fiscal quarter beginning after June 15, 2003. As of December 31, 2002, the Company has not separately reported any potential embedded derivatives associated with these contracts, which it believes is consistent with industry practice. At this time, the Company cannot estimate the impact, if any, of the FASB B36 proposed guidance.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. All variable interests acquired before February 1, 2003 must follow the new rule in accounting periods beginning after June 15, 2003. The Company does not believe the implementation of FIN 46 will have a material effect on its consolidated financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company will prospectively adopt the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company currently applies the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The estimated impact of the adoption of the fair value-based method on 2003 net income is estimated at approximately $1.1 million, net of tax. This amount represents estimated compensation cost associated with stock option grants expected to be issued in 2003.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company for its fiscal year ended December 31, 2002. The Company does not believe the implementation of FIN 45 will have a material effect on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized at fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be reported using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the first quarter of 2002, the company completed the transitional impairment test of goodwill. The results of the impairment test did not have a material impact to the Company's results of operations. During 2002, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2002 totaled $7.0 million and was related to the Company's purchase of RGA Financial Group L.L.C. in 2000. Goodwill amortization in the comparable prior-year periods was not material to the Company's results of operations.

Item 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by Item 7A is contained in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk"

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,      December 31,
                                                                                             2002              2001
                                                                                         ------------      ------------
                                                                                             (dollars in thousands)
             ASSETS
Fixed maturity securities available for sale, at fair value                             $    3,477,916   $    2,768,285
Mortgage loans on real estate                                                                  227,492          163,948
Policy loans                                                                                   841,120          774,660
Funds withheld at interest                                                                   1,975,071        1,142,643
Short-term investments                                                                           4,269          140,573
Other invested assets                                                                          124,327           98,315
                                                                                        --------------   --------------
             Total investments                                                               6,650,195        5,088,424
Cash and cash equivalents                                                                       88,101          226,670
Accrued investment income                                                                       35,514           30,454
Premiums receivable                                                                            253,892          161,436
Reinsurance ceded receivables                                                                  452,220          410,947
Deferred policy acquisition costs                                                            1,084,936          800,319
Other reinsurance balances                                                                     288,833          268,133
Other assets                                                                                    38,906           29,668
                                                                                        --------------   --------------
             Total assets                                                               $    8,892,597   $    7,016,051
                                                                                        ==============   ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                                  $    2,430,042   $    2,101,777
Interest sensitive contract liabilities                                                      3,413,462        2,325,264
Other policy claims and benefits                                                               760,166          650,082
Other reinsurance balances                                                                     233,286          169,393
Deferred income taxes                                                                          291,980          162,092
Other liabilities                                                                               55,235          120,374
Long-term debt                                                                                 327,787          323,396
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely junior subordinated debentures of the Company                           158,176          158,085
                                                                                        --------------   --------------
             Total liabilities                                                               7,670,134        6,010,463
Commitments and contingent liabilities (Note 14)                                                     -                -
Stockholders' equity:
       Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
         shares issued or outstanding)                                                               -                -
       Common stock (par value $.01 per share; 75,000,000 shares authorized,
         51,053,273 shares issued at December 31, 2002 and 2001)                                   511              511
       Warrants                                                                                 66,915           66,915
       Additional paid-in-capital                                                              613,042          611,806
       Retained earnings                                                                       480,301          369,349
       Accumulated other comprehensive income (loss):
             Accumulated currency translation adjustment, net of income taxes                      715           (6,088)
             Unrealized appreciation (depreciation) of securities, net of income taxes         102,768              (87)
                                                                                        --------------   --------------
                Total stockholders' equity before treasury stock                             1,264,252        1,042,406
       Less treasury shares held of 1,596,629 and 1,526,730 at cost at
             December 31, 2002 and 2001, respectively                                          (41,789)         (36,818)
                                                                                        --------------   --------------
             Total stockholders' equity                                                      1,222,463        1,005,588
                                                                                        --------------   --------------
             Total liabilities and stockholders' equity                                 $    8,892,597   $    7,016,051
                                                                                        ==============   ==============

           See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year ended December 31,
                                                                   ---------------------------------------------
                                                                        2002           2001            2000
                                                                   -------------   -------------   -------------
                                                                        (in thousands, except per share data)
REVENUES:
   Net premiums                                                    $  1,980,666    $  1,661,762    $  1,404,066
   Investment income, net of related expenses                           374,512         340,559         326,505
   Realized investment losses, net                                      (14,651)        (68,431)        (28,651)
   Other revenues                                                        41,436          34,394          23,815
                                                                   ------------    ------------    ------------
      Total revenues                                                  2,381,963       1,968,284       1,725,735
                                                                   ------------    ------------    ------------
BENEFITS AND EXPENSES:
   Claims and other policy benefits                                   1,539,464       1,376,802       1,103,548
   Interest credited                                                    126,715         111,712         104,782
   Policy acquisition costs and other insurance expenses                391,504         304,217         243,542
   Other operating expenses                                              94,786          91,306          81,209
   Interest expense                                                      35,516          18,097          17,596
                                                                   ------------    ------------    ------------
      Total benefits and expenses                                     2,187,985       1,902,134       1,550,677
                                                                   ------------    ------------    ------------

      Income from continuing operations
        before income taxes                                             193,978          66,150         175,058

   Provision for income taxes                                            65,515          26,249          69,271
                                                                   ------------    ------------    ------------
      Income from continuing operations                                 128,463          39,901         105,787

   Discontinued operations:
      Loss from discontinued accident and health operations,
        net of income taxes                                              (5,657)         (6,855)        (28,118)
                                                                   ------------    ------------    ------------

      Net income                                                   $    122,806    $     33,046    $     77,669
                                                                   ============    ============    ============

Earnings per share from continuing operations:
   Basic earnings per share                                        $       2.60    $       0.81    $       2.14
                                                                   ============    ============    ============
   Diluted earnings per share                                      $       2.59    $       0.80    $       2.12
                                                                   ============    ============    ============

Earnings per share from net income:
   Basic earnings per share                                        $       2.49    $       0.67    $       1.57
                                                                   ============    ============    ============
   Diluted earnings per share                                      $       2.47    $       0.66    $       1.56
                                                                   ============    ============    ============

Weighted average number of diluted shares outstanding
   (in thousands)                                                        49,648          49,905          49,920
                                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                                               Additional
                                                           Preferred     Common                 Paid In       Retained
                                                             Stock        Stock     Warrants    Capital       Earnings
                                                           ---------     ------     --------   ----------     ---------
Balance, January 1, 2000                                   $       -     $  511     $      -   $  611,016     $ 282,389

Comprehensive income:
        Net income                                                                                               77,669
        Other comprehensive income, net of income tax
           Currency translation adjustments
           Unrealized investment gains, net of related
               offsets and reclassification adjustment

        Other comprehensive income

Comprehensive income
Dividends to stockholders                                                                                       (11,900)
Purchase of treasury stock
Reissuance of treasury stock                                                                          333
                                                           ---------     ------     --------   ----------     ---------
Balance, December 31, 2000                                         -        511            -      611,349       348,158
                                                           ---------     ------     --------   ----------     ---------

Comprehensive income:
        Net income                                                                                               33,046
        Other comprehensive income, net of income tax
           Currency translation adjustments
           Unrealized investment gains, net of related
               offsets and reclassification adjustment

        Other comprehensive income

Comprehensive income
Dividends to stockholders                                                                                       (11,855)
Issuance of warrants                                                                  66,915
Reissuance of treasury stock                                                                          457
                                                           ---------     ------     --------   ----------     ---------
Balance, December 31, 2001                                         -        511       66,915      611,806       369,349
                                                           ---------     ------     --------   ----------     ---------

Comprehensive income:
        Net income                                                                                              122,806
        Other comprehensive income, net of income tax
           Currency translation adjustments
           Unrealized investment gains, net of related
               offsets and reclassification adjustment

        Other comprehensive income

Comprehensive income
Dividends to stockholders                                                                                       (11,854)
Purchase of treasury stock
Reissuance of treasury stock                                                                        1,236
                                                           ---------     ------     --------   ----------     ---------
Balance, December 31, 2002                                 $       -     $  511     $ 66,915   $  613,042     $ 480,301
                                                           =========     ======     ========   ==========     =========

                                                                             Accumulated
                                                                                Other
                                                             Comprehensive  Comprehensive       Treasury
                                                             Income (Loss)  Income (Loss)         Stock          Total
                                                             -------------  -------------       --------       ----------
Balance, January 1, 2000                                                    $   (141,250)      $  (19,718)     $  732,948

Comprehensive income:
        Net income                                           $   77,669                                            77,669
        Other comprehensive income, net of income tax
           Currency translation adjustments                      (5,958)                                           (5,958)
           Unrealized investment gains, net of related
               offsets and reclassification adjustment           89,337                                            89,337
                                                             ----------
        Other comprehensive income                               83,379           83,379
                                                             ----------
Comprehensive income                                         $  161,048
                                                             ==========
Dividends to stockholders                                                                                         (11,900)
Purchase of treasury stock                                                                        (20,000)        (20,000)
Reissuance of treasury stock                                                                          494             827
                                                                            ------------       ----------      ----------
Balance, December 31, 2000                                                       (57,871)         (39,224)        862,923
                                                                            ------------       ----------      ----------

Comprehensive income:
        Net income                                           $   33,046                                            33,046
        Other comprehensive income, net of income tax
           Currency translation adjustments                       9,779                                             9,779
           Unrealized investment gains, net of related
               offsets and reclassification adjustment           41,917                                            41,917
                                                             ----------
        Other comprehensive income                               51,696           51,696
                                                             ----------
Comprehensive income                                         $   84,742
                                                             ==========
Dividends to stockholders                                                                                         (11,855)
Issuance of warrants                                                                                               66,915
Reissuance of treasury stock                                                                        2,406           2,863
                                                                            ------------       ----------      ----------
Balance, December 31, 2001                                                        (6,175)         (36,818)      1,005,588
                                                                            ------------       ----------      ----------

Comprehensive income:
        Net income                                           $  122,806                                           122,806
        Other comprehensive income, net of income tax
           Currency translation adjustments                       6,803                                             6,803
           Unrealized investment gains, net of related
               offsets and reclassification adjustment          102,855                                           102,855
                                                             ----------
        Other comprehensive income                              109,658          109,658
                                                             ----------
Comprehensive income                                         $  232,464
                                                             ==========
Dividends to stockholders                                                                                         (11,854)
Purchase of treasury stock                                                                         (6,594)         (6,594)
Reissuance of treasury stock                                                                        1,623           2,859
                                                                            ------------       ----------      ----------
Balance, December 31, 2002                                                  $    103,483       $  (41,789)     $1,222,463
                                                                            ============       ==========      ==========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year ended December 31,
                                                                                ------------------------------------------
                                                                                    2002           2001           2000
                                                                                ------------   ------------   ------------
                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                $    122,806   $     33,046   $     77,669
      Adjustments to reconcile net income to net cash provided by operating activities:
          Change in:
              Accrued investment income                                               (4,958)         7,101           (379)
              Premiums receivable                                                    (95,989)        64,929         68,407
              Deferred policy acquisition costs                                     (274,033)      (180,110)      (154,229)
              Reinsurance ceded balances                                             (41,273)      (114,579)          (908)
              Future policy benefits, other policy claims and benefits, and
                other reinsurance balances                                           460,601        357,840        188,595
              Deferred income taxes                                                   73,793        (32,901)        57,210
              Other assets and other liabilities                                     (74,576)        70,139        (24,958)
          Amortization of net investment discounts, goodwill and other               (35,902)       (38,985)       (35,884)
          Realized investment losses, net                                             14,651         68,431         28,651
          Other, net                                                                  16,731          9,020        (11,375)
                                                                                ------------   ------------   ------------
Net cash provided by operating activities                                            161,851        243,931        192,799
                                                                                ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Proceeds from sale of subsidiaries                                                   -              -         26,509
      Purchase of business - net of cash received                                          -              -        (21,850)
      Sales of fixed maturity securities - available for sale                      2,204,813      1,129,263        576,240
      Maturities of fixed maturity securities - available for sale                    22,863         12,410         20,153
      Purchases of fixed maturity securities - available for sale                 (2,749,069)    (1,211,104)    (1,352,647)
      Cash invested in mortgage loans on real estate                                 (78,605)       (51,050)       (21,951)
      Cash invested in policy loans                                                  (70,240)       (67,784)       (63,812)
      Cash invested in funds withheld at interest                                    (41,828)      (257,101)       (64,394)
      Principal payments on mortgage loans on real estate                             15,069         15,376          9,525
      Principal payments on policy loans                                               3,780              1         16,997
      Change in short-term investments and other invested assets                     110,717       (146,388)       162,746
                                                                                ------------   ------------   ------------
Net cash used in investing activities                                               (582,500)      (576,377)      (712,484)
                                                                                ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends to stockholders                                                      (11,854)       (11,855)       (11,900)
      Proceeds from PIERS units offering, net                                              -        217,340              -
      Debt issuance and borrowings under credit agreements, net                        1,610         49,029         88,303
      Purchase of treasury stock                                                      (6,594)             -        (20,000)
      Exercise of stock options                                                        1,623          4,684            827
      Excess deposits on universal life and other
        investment type policies and contracts                                       300,761        228,667        508,259
                                                                                ------------   ------------   ------------
Net cash provided by financing activities                                            285,546        487,865        565,489
Effect of exchange rate changes                                                       (3,466)           454            677
                                                                                ------------   ------------   ------------
Change in cash and cash equivalents                                                 (138,569)       155,873         46,481
Cash and cash equivalents, beginning of year                                         226,670         70,797         24,316
                                                                                ------------   ------------   ------------
Cash and cash equivalents, end of year                                          $     88,101   $    226,670   $     70,797
                                                                                ============   ============   ============
Supplementary disclosure of cash flow information:
      Amount of interest paid                                                   $     34,687   $     18,483   $     16,900
      Amount of income taxes paid                                               $     17,403   $     26,418   $      6,521

          See accompanying notes to consolidated financial statements.

         Note 1 ORGANIZATION

Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company formed December 31, 1992. On December 31, 2002, Equity Intermediary Company, a Missouri holding company, directly owned approximately 48.8% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly owned subsidiary of General American Life Insurance Company ("General American"), a Missouri life insurance company, which in turn is a wholly owned subsidiary of GenAmerica Financial Corporation ("GenAmerica"), a Missouri corporation. GenAmerica was acquired and became a wholly owned subsidiary of Metropolitan Life Insurance Company ("MetLife"), a New York life insurance company, on January 6, 2000. As a result of MetLife's ownership of GenAmerica and its own direct investment in RGA, MetLife beneficially owns 59.1% of the outstanding shares of common stock of RGA as of December 31, 2002.

During 2002, MetLife purchased 327,600 additional common shares of RGA. The purchases were intended to offset potential future dilution of MetLife's holding of RGA stock arising from the issuance of convertible securities by RGA in December 2001.

The consolidated financial statements include the assets, liabilities, and results of operations of RGA; Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as several other wholly-owned subsidiaries, subject to an ownership position greater than fifty percent (collectively, the "Company").

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

         Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for stock life insurance companies. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, other policy claims and benefits, including incurred but not reported claims, provision for adverse litigation, and valuation of investment impairments. In all instances, actual results could differ materially from the estimates and assumptions used by management.

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

Impairments in the value of securities held by the Company, considered to be other than temporary, are recorded as a reduction of the carrying value of the security, and a corresponding realized investment loss is recognized in the consolidated statements of income. The Company's policy is to recognize such impairment when the projected cash flows of these securities have been reduced on other than a temporary basis so that the realizable value is reduced to an amount less than the carrying value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated realizable values.

Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors.

Short-term investments represent investments with original maturities of greater than three months but less than twelve months and are stated at amortized cost, which approximates fair value.

Policy loans are reported at the unpaid principal balance.

Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these assets at rates defined by the treaty terms.

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

Other invested assets include derivative contracts, common stocks and preferred stocks, carried at fair value, and limited partnership interests, carried at cost. Changes in fair value are recorded through accumulated other comprehensive income (loss). Other invested assets are periodically reviewed for impairment.

The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position. Income or expense on derivative financial instruments used to manage interest-rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities for the periods covered by the contracts. Gains or losses from early terminations of derivative contracts are deferred and amortized as an adjustment to the yield of the designated assets or liabilities over the remaining period originally contemplated by the derivative financial instrument. The Company is currently holding exchange-traded derivatives with a notional amount of $25.6 million, which are carried at fair value of $6.8 million. Changes in the fair value of these derivatives are recorded as investment income on the consolidated statements of income. It is the Company's policy to enter into derivative contracts primarily with highly rated companies.

Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in net income, as are write-downs of investments where declines in value are deemed to be other than temporary in nature. The cost of investments sold is determined based upon the specific identification method. Unrealized gains and losses on marketable equity securities and fixed maturity securities classified as available for sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income (loss) in stockholders' equity on the consolidated balance sheet.

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

Premiums Receivable. Premiums are accrued for when due from the ceding company, as adjusted for management estimates for lapsed premiums given historical experience, financial health of specific ceding companies, collateral value, and the legal right of offset on related amounts owed to the ceding companies.

Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to determine that the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. For the years ended December 31, 2002 and 2001, the Company reflected charges of $1.0 million and $3.1 million, respectively, for unrecoverable deferred policy acquisition costs. No such charges were reflected in 2000 results.

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

Goodwill and Value of Business Acquired. Through December 31, 2001, goodwill representing the excess of purchase price over the fair value of net assets acquired was amortized on a straight-line basis over ten to twenty years. Effective January 1, 2002, the Company accounts for goodwill pursuant to the provisions of SFAS No. 142. Accordingly, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the first quarter of 2002, the Company completed the transitional impairment test of goodwill. The results of the impairment test did not have a material impact to the Company's results of operations. During 2002, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2002 totaled $7.0 million and was related to the purchase by the Company's U.S. Operations of RGA Financial Group L.L.C. in 2000. Goodwill amortization in the comparable prior-year periods was not material to the Company's results of operations. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed periodically for indicators of impairment in value. The value of business acquired was approximately $7.5 million and $9.8 million, including accumulated amortization of $5.9 million and $3.6 million, as of December 31, 2002 and 2001, respectively. The value of business acquired amortization expense for the years ended December 31, 2002, 2001, and 2000 was $2.2 million, $2.9 million, and $0.8 million, respectively. These amortized balances are included in other assets on the consolidated balance sheet. Amortization of the value of business acquired is estimated to be $1.7 million, $1.3 million, $1.0 million, $0.8 million, and $0.6 million during 2003, 2004, 2005, 2006 and 2007, respectively.

Other Assets. In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software, is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2002, the Company has capitalized approximately $11.2 million of internally developed software, which is not yet in production.

Future Policy Benefits and Interest-Sensitive Contract Liabilities. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 3.0% to 8.0%. The mortality and withdrawal assumptions are based on the Company's experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.

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

The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance Company ("RGA Reinsurance"). The liabilities under asset-intensive reinsurance contracts are included in interest-sensitive contract liabilities on the consolidated balance sheet.

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

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. During December 2001, RGA Capital Trust I (the "Trust"), a wholly owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities ("PIERS") Units. Each unit consists of a preferred security issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS units. The market value of the preferred security on the date issued is recorded in liabilities on the consolidated balance sheet under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company."

Warrants. During December 2001, the Trust sold 4.5 million PIERS units. Each unit consists of a preferred security issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The market value of the detachable warrants on the date issued is recorded in stockholders' equity on the consolidated balance sheet under the caption "Warrants."

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

In the normal course of business, the Company seeks to limit its exposure to losses on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance (quota share) contracts. Through December 31, 2000, the Company retained a maximum of $2.5 million of coverage per individual life. Effective January 1, 2001, the Company increased its retention to $4.0 million of coverage per individual life. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate capital requirements created by this business.

Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, and RGA Americas. Retrocessions are arranged through RGA Reinsurance's retrocession pools for amounts in excess of its retention limit. As of December 31, 2002, all rated retrocession pool participants followed by the A.M. Best Company were rated B++ or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

Recognition of Revenues and Related Expenses. Life and health premiums are recognized as revenue when due from the insured, and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, profit and risk fees associated with financial reinsurance. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited. Initial reserve changes are netted against premiums when an in force block of business is reinsured.

Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 4.2%, 6.1% and 6.7%, during 2002, 2001 and 2000, respectively. Interest crediting rates for U.S. dollar-denominated investment-type contracts ranged from 2.8% to 6.8% during 2002, 3.6% to 7.3% during 2001 and 5.3% to 7.2% during 2000. Weighted average interest crediting rates for Mexican peso-denominated investment-type contracts were 15.9%, 12.8% and 26.0% for 2002, 2001 and 2000, respectively.

Net Earnings Per Share. Basic earnings per share exclude any dilutive effects of options and warrants. Diluted earnings per share include the dilutive effects assuming outstanding stock options and warrants were exercised.

New Accounting Pronouncements. In February 2003, the Financial Accounting Standards Board ("FASB") issued for comment Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives:
Bifurcation of a Debt Instrument That Incorporates Both Interest Rate Risk and Credit Risk Exposures That are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of That Instrument" ("FASB B36"). In this tentative guidance, the FASB has concluded that funds withheld by a ceding company, for modified coinsurance and coinsurance with funds withheld contracts, may contain an embedded derivative which should be bifurcated and valued. The effective date of the implementation guidance, as currently proposed, is the first day of the first fiscal quarter beginning after June 15, 2003. As of December 31, 2002, the Company has not separately reported any potential embedded derivatives associated with these contracts, which it believes is consistent with industry practice. At this time, the Company cannot estimate the impact, if any, of the FASB B36 proposed guidance.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. All variable interests acquired before February 1, 2003 must follow the new rule in accounting periods beginning after June 15, 2003. The Company does not believe the implementation of FIN 46 will have a material effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company will prospectively adopt the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company currently applies the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The estimated impact of the adoption of the fair value-based method on 2003 net income is estimated at approximately $1.1 million, net of tax. This amount represents estimated compensation cost associated with stock option grants expected to be issued in 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 identifies characteristics of certain guarantee contracts and requires that a liability be recognized at fair value at the inception of such guarantees for the obligations undertaken by the guarantor. Additional disclosures also are prescribed for certain guarantee contracts. The initial recognition and initial measurement provisions of FIN 45 are effective for these guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company for its fiscal year ended December 31, 2002. The Company does not believe the implementation of FIN 45 will have a material impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Under SFAS No. 146, costs associated with an exit or disposal activity shall be recognized at fair value in the period in which the liability is incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of the statement will be effective for exit or disposal activities that are initiated after December 31, 2002.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be reported using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the first quarter of 2002, the company completed the transitional impairment test of goodwill. The results of the impairment test did not have a material impact to the Company's results of operations. During 2002, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2002 totaled $7.0 million and was related to the Company's purchase of RGA Financial Group L.L.C. in 2000. Goodwill amortization in the comparable prior-year periods was not material to the Company's results of operations.

Reclassification. The Company has reclassified the presentation of certain prior period information to conform to the 2002 presentation.

         Note 3   STOCK TRANSACTIONS

On September 18, 2001, the Board of Directors approved a repurchase program authorizing the Company to purchase up to $25 million of its shares of stock. Subsequent to December 31, 2001 the Board of Directors approved an additional repurchase of $25 million shares under the program, for a total of up to $50 million of its shares of stock, as conditions warrant. The Board's action allows management, in its discretion, to purchase shares on the open market. As of December 31, 2002, the Company purchased 225,500 shares of treasury stock under this program at an aggregate cost of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

         Note 4   DIVIDENDS

RGA paid cash dividends on common shares of $0.24 per share in 2002, 2001, and 2000.

Note 5   INVESTMENTS

Major categories of net investment income consist of the following (in thousands):

Years Ended December 31,                                                        2002           2001          2000
                                                                                ----           ----          ----
Fixed maturity securities                                                    $  203,534     $  192,685    $  189,750
Mortgage loans on real estate                                                    14,385         11,569        10,003
Policy loans                                                                     59,058         54,713        44,712
Funds withheld at interest                                                       89,831         72,753        69,715
Short-term investments                                                            3,393          6,513        11,129
Other invested assets                                                             7,290          5,092         3,497
                                                                             ----------     ----------    ----------
     Investment revenue                                                         377,491        343,325       328,806
Investment expense                                                                2,979          2,766         2,301
                                                                             ----------     ----------    ----------
     Net investment income                                                   $  374,512     $  340,559    $  326,505
                                                                             ==========     ==========    ==========

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities at December 31, 2002 and 2001 are as follows (in thousands):

                                                        Amortized     Unrealized     Unrealized       Fair
2002                                                      Cost          Gains          Losses         Value
                                                          ----          -----          ------         -----
Available for sale:
   Commercial and industrial                           $1,092,373     $   50,439     $   21,930    $ 1,120,882
   Public utilities                                       341,934         40,255          8,960        373,229
   Asset-backed securities                                178,988          4,733         18,309        165,412
   Canadian and Canadian provincial governments           457,077         75,109          3,160        529,026
   Mortgage-backed securities                             423,505         24,287            824        446,968
   Finance                                                337,119         19,561          2,726        353,954
   U.S. government and agencies                           410,143         11,883             19        422,007
   Other foreign government securities                     65,180          1,258              -         66,438
                                                       ----------     ----------     ----------    -----------
                                                       $3,306,319     $  227,525     $   55,928    $ 3,477,916
                                                       ==========     ==========     ==========    ===========

                                                        Amortized     Unrealized     Unrealized       Fair
2001                                                      Cost           Gains         Losses         Value
                                                          ----           -----         ------         -----
Available for sale:
     Commercial and industrial                         $  861,369     $   22,127     $   37,052    $   846,444
     Public utilities                                     260,856          9,429          5,860        264,425
     Asset-backed securities                              244,736          6,590         38,348        212,978
     Canadian and Canadian provincial governments         445,077         64,240         17,320        491,997
     Mortgage-backed securities                           460,245         13,190          6,922        466,513
     Finance                                              260,630          6,939         12,619        254,950
     U.S. government and agencies                         165,416          2,104          2,206        165,314
     Other foreign government securities                   67,093            238          1,667         65,664
                                                       ----------     ----------     ----------    -----------
                                                       $2,765,422     $  124,857     $  121,994    $ 2,768,285
                                                       ==========     ==========     ==========    ===========

There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 2002 or 2001, other than investments issued or guaranteed by the U.S. government.

Common and preferred equity investments and derivative financial instruments are included in other invested assets in the Company's consolidated balance sheet. The cost basis of equity investments, primarily preferred stocks, at December 31, 2002 and 2001 was approximately $103.9 million and $78.6 million, respectively. The cost basis of the derivative financial instruments at December 31, 2002 and 2001 was approximately $4.4 million.

The amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2002 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2002, the contractual maturities of investments in fixed maturity securities were as follows (in thousands):

                                                       Amortized               Fair
                                                          Cost                 Value
                                                          ----                 -----
Available for sale:
   Due in one year or less                             $   40,187            $   41,162
   Due after one year through five years                  428,849               447,510
   Due after five years through ten years                 686,545               722,914
   Due after ten years                                  1,145,862             1,240,271
   Asset and mortgage-backed securities                 1,004,876             1,026,059
                                                       ----------            ----------
                                                       $3,306,319            $3,477,916
                                                       ==========            ==========

Net realized investment gains or losses consist of the following (in thousands):

Years Ended December 31                                                         2002           2001          2000
                                                                                ----           ----          ----
Fixed maturities and equity securities available for sale:
   Realized gains                                                            $   64,060     $   34,108    $    2,487
   Realized losses                                                              (79,005)      (101,854)      (23,142)
Other, net                                                                          294           (685)       (7,996)
                                                                             ----------     ----------    ----------
Net losses                                                                   $  (14,651)    $  (68,431)   $  (28,651)
                                                                             ==========     ==========    ==========

Included in net realized losses are other than temporary write-downs of fixed maturity securities of approximately $33.9 million, $43.4 million, and $10.1 million in 2002, 2001, and 2000, respectively. The Company incurred $24.2 million in realized losses due to the other than temporary impairment in value of collateralized bond obligations during 2002. The Company also incurred approximately $9.6 million in realized losses due to the sale of World Com/MCI fixed maturity holdings during 2002. The Company incurred approximately $9.1 million in realized losses associated with the other than temporary write-down and sale of Enron securities during 2001. Also during 2001, the Company incurred approximately $27.0 million in realized capital losses when it liquidated substantially all of its Argentine-based investment securities. The Company reinvested the proceeds from these sales in U.S. dollar based securities in order to reduce its exposure to the volatile Argentine economy. Losses during 2000 include $8.9 million in realized losses associated with the sale of subsidiaries.

At December 31, 2002, fixed maturity securities held by the Company that were below investment grade had an estimated fair value of approximately $123.9 million. At December 31, 2002, the Company owned non-income producing securities with an amortized cost of $23.1 million and a market value of $22.9 million.

The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75 percent or less for domestic mortgages. The distribution of mortgage loans by property type is as follows (in thousands):

                                                                 2002                          2001
                                                                 ----                          ----
                                                        Carrying      Percentage      Carrying     Percentage
Property Type:                                            Value        Of Total         Value       Of Total
                                                       ----------     ----------     ----------    ----------
 Apartment                                             $   15,080           6.63%    $      705          0.43%
 Retail                                                    61,395          26.99%        49,153         29.98%
 Office building                                           89,765          39.46%        72,958         44.50%
 Industrial                                                59,279          26.05%        39,037         23.81%
 Other commercial                                           1,973           0.87%         2,095          1.28%
                                                       ----------         ------     ----------        ------
Total                                                  $  227,492         100.00%    $  163,948        100.00%
                                                       ==========         ======     ==========        ======

All the Company's mortgage loans are amortizing loans. As of December 31, 2002 and 2001, the Company's mortgage loans were distributed as follows (in thousands):

                                                                 2002                         2001
                                                                 ----                         ----
                                                        Carrying      Percentage      Carrying     Percentage
                                                          Value        Of Total         Value       of Total
United States:
   Arizona                                             $    7,023           3.09%    $    9,102          5.55%
   California                                              59,186          26.02%        38,178         23.29%
   Colorado                                                 8,467           3.72%         7,998          4.88%
   Florida                                                 19,294           8.48%         7,944          4.85%
   Georgia                                                 23,619          10.38%        21,258         12.97%
   Illinois                                                11,736           5.16%        12,187          7.43%
   Indiana                                                 11,745           5.16%         5,363          3.27%
   Kansas                                                   7,169           3.15%         7,379          4.50%
   Maryland                                                 4,164           1.83%         4,436          2.71%
   Missouri                                                14,440           6.35%         7,301          4.45%
   Nevada                                                   1,259           0.55%         1,340          0.81%
   New Mexico                                               3,965           1.74%             -             -
   North Carolina                                          15,885           6.99%        16,301          9.94%
   Pennsylvania                                             5,569           2.45%         5,668          3.46%
   Rhode Island                                             5,355           2.35%             -             -
   South Dakota                                             7,480           3.29%             -             -
   Texas                                                    9,376           4.12%         2,159          1.32%
   Virginia                                                 3,396           1.49%         3,442          2.10%
   Washington                                               8,364           3.68%        13,892          8.47%
                                                       ----------         ------     ----------        ------
Total                                                  $  227,492         100.00%    $  163,948        100.00%
                                                       ==========         ======     ==========        ======

Substantially all mortgage loans are performing and no valuation allowance has been established as of December 31, 2002.

The maturities of the mortgage loans are as follows (in thousands):

                                                          2002           2001
                                                          ----           ----
Due one year through five years                        $   40,924     $    8,609
Due after five years                                      108,337         84,839
Due after ten years                                        78,231         70,500
                                                       ----------     ----------
     Total                                             $  227,492     $  163,948
                                                       ==========     ==========

Policy loans comprised approximately 12.6% and 15.2% of the Company's investments as of December 31, 2002 and 2001, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest comprised approximately 29.7% and 22.5% of the Company's investments as of December 31, 2002 and 2001, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. In most cases, the Company is subject to the investment performance on the funds withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

         Note 6   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties (in thousands):

                                                                 2002                         2001
                                                                 ----                         ----
                                                        Carrying       Estimated      Carrying     Estimated
                                                          Value       Fair Value        Value      Fair Value
Assets:
          Fixed maturity securities                    $3,477,916     $3,477,916     $2,768,285    $2,768,285
          Mortgage loans on real estate                   227,492        248,483        163,948       164,904
          Policy loans                                    841,120        841,120        774,660       774,660
          Funds withheld at interest                    1,975,071      2,031,044      1,142,643     1,133,781
          Short-term investments                            4,269          4,269        140,573       140,573
          Other invested assets                           124,327        124,327         98,315        98,315
Liabilities:
          Interest-sensitive contract liabilities      $3,413,462     $3,223,005     $2,325,264    $2,264,432

          Long-term debt                                  327,787        347,179        323,396       328,905
          Company-obligated mandatorily
             redeemable preferred securities              158,176        177,401        158,085       158,839

Publicly traded fixed maturity securities are valued based upon quoted market prices. Private placement securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company's investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. The carrying value of short-term investments at December 31, 2002 and 2001 approximates fair value. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheet.

The fair value of the Company's interest-sensitive contract liabilities is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company's long-term debt and the company-obligated mandatorily redeemable preferred securities are estimated based on quoted market prices for corporations with similar credit quality.

         Note 7   REINSURANCE

Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company; consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2002 and 2001, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers / retrocessionaires.

The effect of reinsurance on net premiums and amounts earned is as follows (in thousands):

Years Ended December 31                                 2002           2001           2000
                                                        ----           ----           ----
Direct                                               $    4,986     $   11,471     $   26,077
Reinsurance assumed                                   2,325,512      1,839,083      1,600,106
Reinsurance ceded                                      (349,832)      (188,792)      (222,117)
                                                     ----------     ----------     ----------
Net premiums and amounts earned                      $1,980,666     $1,661,762     $1,404,066
                                                     ==========     ==========     ==========

The effect of reinsurance on policyholder claims and other policy benefits is as follows (in thousands):

Years Ended December 31                                 2002           2001           2000
                                                        ----           ----           ----
Direct                                               $    3,330     $    6,104     $   27,327
Reinsurance assumed                                   1,744,630      1,525,248      1,290,175
Reinsurance ceded                                      (208,496)      (154,550)      (213,954)
                                                     ----------     ----------     ----------
Net policyholder claims and benefits                 $1,539,464     $1,376,802     $1,103,548
                                                     ==========     ==========     ==========

At December 31, 2002 and 2001, there were no reinsurance receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

The impact of reinsurance on life insurance in force is shown in the following schedule (in millions):

Life Insurance In Force            Direct       Assumed         Ceded          Net       Assumed/Net %
December 31, 2002                  $   75     $  758,875     $  162,395    $  596,555       127.21%
December 31, 2001                      73        615,990        117,748       498,315       123.61%
December 31, 2000                      86        545,950         78,226       467,810       116.70%

At December 31, 2002, the Company has provided approximately $872.7 million of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements and to enhance ceding companies' financial strength. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2002, these treaties had approximately $294.7 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $532.8 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the company at December 31, 2002. Additionally, securities with an amortized cost of $931.6 million, as of December 31, 2002, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

         Note 8   DEFERRED POLICY ACQUISITION COSTS

The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

Years Ended December 31                       2002           2001           2000
-----------------------                    ----------     ----------     ----------
Deferred policy acquisition costs
    Assumed                                $1,162,255     $  860,971     $  692,345
    Retroceded                                (77,319)       (60,652)       (70,870)
                                           ----------     ----------     ----------
Net                                        $1,084,936     $  800,319     $  621,475
                                           ==========     ==========     ==========

Years Ended December 31                                   2002           2001           2000
-----------------------                                ----------     ----------     ----------
Beginning of year                                      $  800,319     $  621,475     $  478,389
Capitalized
    Assumed                                               620,050        481,697        379,126
    Retroceded                                            (16,331)       (11,377)       (22,490)
Amortized
    Assumed                                              (331,873)      (324,641)      (230,415)
    Retroceded                                             12,771         33,165         16,865
                                                       ----------     ----------     ----------
End of year                                            $1,084,936     $  800,319     $  621,475
                                                       ==========     ==========     ==========

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

         Note 9   INCOME TAX

The provision for income tax expense attributable to income from continuing operations consists of the following (in thousands):

Years Ended December 31                                   2002           2001           2000
-----------------------                                   ----           ----           ----
Current income tax expense (benefit)                   $  (14,412)    $   49,738     $   12,789
Deferred income tax expense (benefit)                      57,221        (31,866)        46,494
Foreign current tax expense (benefit)                       6,134          9,412           (728)
Foreign deferred tax expense (benefit)                     16,572         (1,035)        10,716
                                                       ----------     ----------     ----------
    Provision for income taxes                         $   65,515     $   26,249     $   69,271
                                                       ==========     ==========     ==========

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (in thousands):

Years Ended December 31                                                  2002           2001          2000
-----------------------                                                  ----           ----          ----
Tax provision at U.S. statutory rate                                  $   67,892     $   23,153    $   61,371
Increase (decrease) in income taxes resulting from:
     Foreign tax rate differing from U.S. tax rate                          (124)          (784)        1,049
     Settlement of IRS audit                                              (2,000)             -             -
     Travel and entertainment                                                129             32           134
     Intangible amortization                                                 199             65           215
     Deferred tax valuation allowance                                       (211)         3,501         2,369
     Basis differential on sale of Chilean subsidiaries                        -              -         2,447
     Other, net                                                             (370)           282         1,686
                                                                      ----------     ----------    ----------
      Total provision for income taxes                                $   65,515     $   26,249    $   69,271
                                                                      ==========     ==========    ==========

Total income taxes were as follows (in thousands):

Years Ended December 31                                                  2002           2001          2000
                                                                         ----           ----          ----
Income tax from continuing operations:                                $   65,515     $   26,249    $   69,271
     Tax benefit on discontinued operations                               (3,066)        (3,691)      (15,140)
     Income tax from stockholders' equity:
     Unrealized holding gain on debt and equity securities
     recognized for financial reporting purposes                          51,591         21,320        51,766
     Exercise of stock options                                            (1,943)        (1,653)         (344)
     Foreign currency translation                                         (3,664)        (5,266)        3,208
                                                                      ----------     ----------    ----------
       Total income tax provided                                      $  108,433     $   36,959    $  108,761
                                                                      ==========     ==========    ==========

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2002 and 2001, are presented in the following tables (in thousands):

Years Ended December 31                                                                 2002          2001
                                                                                        ----          ----
Deferred income tax assets:
     Nondeductible accruals                                                          $   21,120    $   19,433
     Differences in foreign currency translation                                              -         3,824
     Deferred acquisition costs capitalized for tax                                      33,561        28,103
     Net operating loss carryforward                                                    148,803       122,852
     Foreign tax & AMT credit carryforward                                                9,494         7,540
     Capital loss carryforward                                                            4,831         4,748
                                                                                     ----------    ----------
     Subtotal                                                                           217,809       186,500
     Valuation allowance                                                                (12,458)      (13,748)
                                                                                     ----------    ----------
       Total deferred income tax assets                                                 205,351       172,752
                                                                                     ----------    ----------

Deferred income tax liabilities:
     Deferred acquisition costs capitalized for financial reporting                     386,953       296,290
     Differences between tax and financial reporting amounts concerning
     certain reinsurance transactions and future policy benefits                         69,521        22,661
     Differences in foreign currency translation                                            385             -
     Differences in the tax basis of cash and invested assets                            40,472        15,893
                                                                                     ----------    ----------
       Total deferred income tax liabilities                                            497,331       334,844
                                                                                     ----------    ----------
           Net deferred income tax liabilities                                       $  291,980    $  162,092
                                                                                     ==========    ==========

As of December 31, 2002 and 2001, a valuation allowance for deferred tax assets of approximately $12.5 million and $13.7 million, respectively, was provided on the foreign tax credits, net operating and capital losses of RGA, RGA Reinsurance, RGA Australia, GA Argentina, RGA South Africa, and RGA UK. The Company utilizes valuation allowances when it cannot assume, based on the weight of the available evidence, that the deferred income taxes will be realized. The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned domestic and foreign subsidiaries because the Company currently does not expect those unremitted earnings to become taxable to the Company in the foreseeable future. This is due to the fact that the unremitted earnings will not be repatriated in the foreseeable future, or because those unremitted earnings that may be repatriated will not be taxable through the application of tax planning strategies that management would utilize.

During 2002, 2001, and 2000, the Company received federal income tax refunds of approximately $5.2 million, $5.0 million and $44.8 million, respectively. The Company made federal income tax payments of approximately $17.4 million, $26.4 million and $6.5 million in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company recognized deferred tax assets associated with net operating losses of approximately $391.9 million and $313.9 million, respectively, that will expire between 2011 and 2017. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and, in any event, are not expected to be lost given tax planning strategies available to the Company.

The Company's tax returns have been audited by the relevant taxing authorities for all years through 1999. The Company believes that any adjustments that might be required for subsequent years will not have a material effect on the Company's financial statements.

         Note 10 EMPLOYEE BENEFIT PLANS

Most of the Company's U.S. employees participate in a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance. The benefits under the pension plan are based on years of service and compensation levels. Certain management individuals participate in several nonqualified defined benefit and defined contribution plans sponsored by RGA Reinsurance. Those plans are unfunded and are deductible for federal income tax purposes when the benefits are paid. The Company recorded net benefits expense of approximately $1.5 million, $1.1 million, and $0.9 million for 2002, 2001 and 2000, respectively, related to these plans. The unfunded benefit liability related to these plans as of December 31, 2002 and 2001 was approximately $8.4 million and $6.5 million, respectively. The weighted-average discount rate and long-term rate of return assumptions used were 7.25% and 9.00% for 2002, and 7.5% and 9.0% for both 2001 and 2000, respectively. The weighted-average discount rate and long-term rate of return assumptions to be used in 2003 are 6.75% and 8.75%, respectively. The impact of the change in assumptions is not expected to be material to the Company's results of operations in 2003.

The Company's full time U.S. employees may participate in a defined contribution profit sharing plan. The plan also has a cash or deferred option under Internal Revenue Code section 401(k). The Company's contributions, which are partially tied to RGA's operating results and employee 401(k) contributions, were approximately $1.2 million and $1.3 million in 2002 and 2001, respectively. The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree's cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $0.6 million, $0.5 million, and $0.3 million for 2002, 2001 and 2000, respectively, related to these postretirement plans. The projected obligation was approximately $4.5 million and $3.5 million as of December 31, 2002 and 2001, respectively.

The 2002 postretirement benefit cost assumes a 12% annual rate of increase in the per capita cost of covered health care benefits. The rate is assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage point increase in assumed health care cost trend rates would increase the 2002 net periodic benefit cost by approximately $0.1 million and the 2002 postretirement benefit obligation by approximately $0.9 million.

         Note 11 RELATED PARTY TRANSACTIONS

General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services have included legal, risk management and corporate travel. The cost for the years ended December 31, 2002, 2001 and 2000 was approximately $1.2 million, $1.1 million and $2.6 million respectively.

The Company also has direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2002 and 2001, the Company had assets and liabilities related to these agreements totaling $78.5 million and $183.1 million, and $112.5 million and $109.0 million, respectively. Additionally, the Company reflected net premiums of approximately $172.1 million, $149.3 million, and $144.0 million in 2002, 2001, and 2000, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $25.9 million, $26.1 million, and $17.8 million in 2002, 2001, and 2000, respectively.

         Note 12 LEASE COMMITMENTS

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2002 are as follows:

2003             $4.9 million
2004             $4.5 million
2005             $3.8 million
2006             $3.8 million
2007             $3.7 million
Thereafter       $8.1 million

Rent expenses amounted to approximately $6.0 million, $5.3 million, and $4.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

         Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS
- SIGNIFICANT SUBSIDIARIES

The following table presents selected statutory financial information for the Company's primary life reinsurance legal entities, as of December 31, 2002 and 2001 (in thousands):

                             Statutory                  Statutory
                         Capital & Surplus              Net Income
                        2002         2001        2002       2001       2000
                        ----         ----        ----       ----       ----
RCM                   $ 639,809   $ 544,522   $   1,922   $   4,025   $  (7,348)
RGA Reinsurance       $ 633,557   $ 540,543   $  13,640   $ (84,633)  $  80,575
RGA Canada            $ 181,830   $ 179,289   $     229   $  12,285   $   6,646
RGA Barbados          $ 101,077   $  78,276   $  17,481   $  22,986   $  11,037
RGA Americas          $  79,635   $  41,458   $  14,611   $     800   $   5,129
Other reinsurance
subsidiaries          $  67,138   $  53,466   $     490   $   1,197   $ (20,288)

The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. Pursuant to this calculation, RGA Reinsurance's allowable dividend without prior approval for 2003 would be $63.4 million. However, the applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of December 31, 2002, RGA Reinsurance had unassigned surplus of $67.8 million. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2003, RCM could pay a maximum dividend, without prior approval, to RGA equal to its unassigned surplus, approximately $28.9 million. The maximum amount available for dividends by RGA Canada to RGA under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $33.4 million. Dividend payments from other subsidiaries and joint ventures are subject to regulations in the country of domicile. RGA Americas and RGA Barbados do not have material restrictions on their ability to pay dividends out of retained earnings

         Note 14   COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2003, the ceding companies involved in these disputes have raised claims that are $41.7 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $8.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations" for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At December 31, 2002, there were approximately $39.7 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas and RGA Barbados. As of December 31, 2002, $339.4 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in
excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain reinsurance treaties, whereby if the subsidiary fails to meet its obligations, RGA or one of its other subsidiaries will make the payment. These guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new or not of a significant size, relative to the ceding company. Total liabilities supported by the guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $126.6 million as of December 31, 2002 and are reflected on the Company's consolidated balance sheet as future policy benefits.

         Note 15   LONG-TERM DEBT

The Company's long-term debt consists of the following (in millions):

                                  2002         2001
                                  ----         ----
Senior Notes @ 6.75% due 2011    $199.9      $ 199.8
Senior Notes @7.25% due 2006       99.5         99.4
Revolving Credit Facilities        28.4         24.2
                                 ------       ------
Total                            $327.8       $323.4
                                 ======       ======

On December 19, 2001, RGA issued 6.75% Senior Notes with a face value of $200.0 million. These senior notes have been registered with the SEC. The net proceeds from the offering were approximately $198.5 million and were used to pay down a balance of $120 million on a revolving credit facility and to prepay and terminate a $75 million term loan with MetLife Credit Corp. Capitalized issuance costs, recorded in other assets, relate to the issuance of the 6.75% Senior Notes were $2.1 million.

The Company has revolving credit facilities in the United States, the United Kingdom, and Australia, under which it may borrow up to approximately $183.8 million. As of December 31, 2002, the Company had drawn approximately $28.4 million under these facilities at rates ranging from 4.39% to 5.57%. The Company increased its borrowings under the United Kingdom credit facility by $1.6 million during 2002. Terminations of revolving credit facilities and maturities of senior notes over the next five years, assuming the exercise of extension options, would be $28.4 million in 2005 and $100.0 million in 2006. The Company may draw up to $140.0 million on its U.S. revolving credit facility that expires in May 2003.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2002, the Company had $327.8 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. Of that amount, approximately $28.4 million is subject to immediate payment upon a downgrade of the Company's senior long-term debt rating, unless a waiver is obtained from the lenders. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. Interest paid on debt during 2002, 2001 and 2000 totaled $34.7 million, $18.5 million and $16.9 million, respectively.

RGA guarantees the payment of amounts outstanding under the credit facilities maintained by its subsidiary operations in the United Kingdom and Australia. The guarantees were granted to the banks providing the facilities in order to enhance their security. The total amount of debt outstanding, subject to the guarantees, as of December 31, 2002 was $28.4 million and is reflected on the Company's consolidated balance sheet under long-term debt. These lines of credit provide for additional borrowings of up to $15.4 million, which if drawn, would also be subject to the guarantees.

         Note 16 ISSUANCE OF TRUST PIERS UNITS

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

If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.

Associated with the issuance of the PIERS units, the Company capitalized issuance expenses of $5.4 million to "Other assets" and recorded $2.3 million directly to "Additional paid in capital."

         Note 17 SEGMENT INFORMATION

The Company has five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa. The Asia Pacific, Latin America, and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance policies and reinsurance annuities. The Canada operations provide insurers with reinsurance of traditional life policies as well as credit and critical illness policies. Other International operations primarily provide traditional life reinsurance, privatized pension plan reinsurance, which the Company ceased renewing during 2001, and reinsurance of critical illness risks primarily in Asia Pacific, Latin America, and Europe. The operational segment results do not include the corporate investment activity, general corporate expenses or interest expense of RGA, and the provision for income tax expense (benefit). In addition, the Company's discontinued accident and health operations are not reflected in the continuing operations of the Company.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company's reportable segments are strategic business units that are segregated by geographic region. Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company's continuing operations are summarized below (in thousands).

For the Years ended December 31,                           2002               2001             2000
                                                           ----               ----             ----
Revenues
       U.S.                                             $1,697,258         $1,468,739        $1,271,629
       Canada                                              251,715            247,624           237,303
       Other International:
          Europe & South Africa                            230,813             96,455            35,288
          Asia Pacific                                     169,351            126,653           100,985
          Latin America                                     12,973             33,681            75,944
       Corporate                                            19,853             (4,868)            4,586
                                                        -----------------------------------------------
             Total from continuing operations           $2,381,963         $1,968,284        $1,725,735
                                                        ===============================================

For the Years ended December 31,
(in thousands)                                                        2002             2001              2000
                                                                      ----             ----              ----
Income (loss) from continuing operations before income taxes
     U.S.                                                          $ 177,052         $ 125,711        $  167,209
     Canada                                                           38,631            51,516            39,858
     Other International:
         Europe & South Africa                                         3,409              (963)           (2,380)
         Asia Pacific                                                  6,316             3,007             1,205
         Latin America                                                (3,504)          (79,097)           (6,535)
     Corporate                                                       (27,926)          (34,024)          (24,299)
                                                                   ---------------------------------------------
           Total from continuing operations                        $ 193,978         $  66,150        $  175,058
                                                                   =============================================

Subsidiaries in which the Company has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported on the equity basis of accounting. The equity in the net income of such subsidiaries is not material to the results of operations or financial position of individual segments or the Company taken as a whole.

For the Years ended December 31,                     2002             2001              2000
(in thousands)                                       ----             ----              ----
Interest expense
     Other International:
         Europe & South Africa                    $     680         $     681        $      502
         Asia Pacific                                   842               867               980
     Corporate                                       33,994            16,549            16,114
                                                  ---------------------------------------------
           Total from continuing operations       $  35,516         $  18,097        $   17,596
                                                  =============================================

For the Years ended December 31,                     2002             2001              2000
(in thousands)                                       ----             ----              ----
Depreciation and amortization
     U.S.                                         $ 260,065         $ 236,981        $  178,490
     Canada                                          22,537            33,048            16,794
     Other International:
         Europe & South Africa                       33,251            15,621             4,001
         Asia Pacific                                37,937            35,236            29,844
         Latin America                               19,463            12,136             5,204
                                                  ---------------------------------------------
           Total from continuing operations       $ 373,253         $ 333,022        $  234,333
                                                  =============================================

The table above includes amortization of the Company's deferred acquisition costs.

As of December 31,                                 2002             2001
(in thousands)                                     ----             ----
Assets
     U.S.                                       $6,293,189       $ 4,486,194
     Canada                                      1,533,339         1,432,986
     Other International:
         Europe & South Africa                     263,136           137,499
         Asia Pacific                              273,503           238,788
         Latin America                              56,197           152,586
     Corporate and discontinued operations         473,233           567,998
                                               -----------------------------
             Total assets                       $8,892,597       $ 7,016,051
                                               =============================

Capital expenditures of each reporting segment were immaterial in the periods noted.

During 2002, two clients accounted for more than 10% of the Canada operation's gross premiums, consisting of $62.5 million and $26.5 million, or 29.7% and 12.6%, respectively. During 2002, two clients, one each in Australia and Hong Kong, generated approximately $52.9 million, or 30.2% of the total gross premiums for the Asia Pacific operations. During 2002, two clients of the Company's UK operations generated approximately $156.4 million, or 57.5% of the total gross premiums for the Europe & South Africa operations.

         Note 18 STOCK OPTIONS

The Company adopted the RGA Flexible Stock Plan (the "Plan") in February 1993 and the Flexible Stock Plan for Directors (the "Directors Plan") in January 1997 (collectively, the "Stock Plans"). The Stock Plans provide for the award of benefits (collectively "Benefits") of various types, including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, cash awards, and other stock based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. In general, options granted under the Plan become exercisable over vesting periods ranging from one to eight years while options granted under the Directors Plan become exercisable after one year. As of December 31, 2002, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 4,533,407 and 112,500, respectively. Options are generally granted with an exercise price equal to the stock's fair value at the date of grant and expire 10 years after the date of grant. Information with respect to option grants under the Stock Plans follows.

                                              2002                          2001                            2000
                                              ----                          ----                            ----
                                                   Weighted-                       Weighted-                       Weighted-
                                                    Average                         Average                         Average
                                     Options     Exercise price     Options      Exercise price     Options      Exercise price
                                     -------     --------------     -------      --------------     -------      --------------
BALANCE AT BEGINNING OF YEAR        2,326,808     $     24.42      2,065,731      $    22.03       1,653,137        $   21.41
Granted                               554,233     $     31.90        493,037      $    30.05         456,407        $   23.38
Exercised                            (147,927)    $     15.59       (224,892)     $    14.00         (43,058)       $   12.37
Forfeited                             (32,781)    $     29.63         (7,068)     $    34.37            (755)       $   35.33
                                    -----------------------------------------------------------------------------------------
BALANCE AT END OF YEAR              2,700,333     $     26.36      2,326,808      $    24.42       2,065,731        $   22.03

                                     Options Outstanding                             Options Exercisable
                     -----------------------------------------------------      -----------------------------------
                                          Weighted-          Weighted-                               Weighted-
                                           Average            Average                                 Average
Range of              Outstanding as      Remaining           Exercise            Exercisable as      Exercise
Exercise Prices             of         Contractual Life        Price                    of              Price
                        12/31/2002                                                   12/31/2002
-----------------     --------------   ----------------   ----------------      -----------------  ----------------
10.00 - $14.99           235,931             0.9              $12.10                  235,931          $12.10
15.00 - $19.99            32,522             3.0              $15.61                   29,247          $15.61
20.00 - $24.99           879,845             4.3              $21.76                  647,801          $21.25
25.00 - $29.99           669,618             7.0              $28.80                  264,650          $27.75
30.00 - $34.99           567,141             8.9              $31.90                   22,500          $32.03
35.00 - $39.99           315,276             5.6              $35.81                  222,107          $35.78
                       ---------------------------------------------                -------------------------
             TOTALS    2,700,333             5.8              $26.36                1,422,236          $23.27
                       =============================================                =========================

The per share weighted-average fair value of stock options granted during 2002, 2001, and 2000 was $11.71, $11.87, and $9.40 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002-expected dividend yield of 0.8%, risk-free interest rate of 5.00%, expected life of 5.0 years, and an expected rate of volatility of the stock of 35% over the expected life of the options; 2001-expected dividend yield of 0.8%, risk-free interest rate of 5.04%, expected life of 5.8 years, and an expected rate of volatility of the stock of 35% over the expected life of the options; 2000-expected dividend yield of 0.8%, risk-free interest rate of 6.12%, expected life of 5.8 years, and an expected rate of volatility of the stock of 33% over the expected life of the options.

The Company applies APB Opinion No. 25 in accounting for its Stock Plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying Statement of Financial Accounting Standards No. 123 may not be representative of the effects on reported net income for future years. See Note 2 regarding New Accounting Pronouncements and the Company's prospective adoption of SFAS No. 148.

                                                        2002           2001          2000
                                                        ----           ----          ----
Net income (in thousands)         As reported         $ 122,806      $ 33,046      $ 77,669
                                  Pro forma           $ 119,824      $ 29,827      $ 75,105

Basic earnings per share          As reported         $    2.49      $   0.67      $   1.57
                                  Pro forma           $    2.43      $   0.60      $   1.52
Diluted earnings per share        As reported         $    2.47      $   0.66      $   1.56
                                  Pro forma           $    2.41      $   0.60      $   1.50

In January 2003, the Board approved an additional 735,655 incentive stock options at $27.29 per share under the Company's Stock Plans.

         Note 19 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

Earnings:                                                        2002         2001        2000
                                                                 ----         ----        ----
    Income from continuing operations (numerator for
      basic and diluted calculations)                          $ 128,463    $ 39,901    $ 105,787
Shares:
    Weighted average outstanding shares
      (denominator for basic calculation)                         49,381      49,420       49,538
    Equivalent shares from outstanding stock options                 267         485          382
                                                               ----------------------------------
        Diluted shares (denominator for diluted calculation)      49,648      49,905       49,920
Earnings per share from continuing operations:
    Basic                                                      $    2.60    $   0.81    $    2.14
    Diluted                                                    $    2.59    $   0.80    $    2.12
                                                               ----------------------------------

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. Approximately 1.4 million, 0.2 million and 0.4 million outstanding stock options were not included in the calculation of common equivalent shares during 2002, 2001 and 2000, respectively. Diluted earnings per share exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of the outstanding warrants associated with the PIERS units (See Note 16), as the Company could repurchase more shares than it issues with the exercise proceeds.

         Note 20 COMPREHENSIVE INCOME

The following table presents the components of the Company's accumulated other comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000 (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 2002:

-------------------------------------------------------------------------------------------------------------------------
                                                                 BEFORE-TAX           TAX (EXPENSE)
                                                                   AMOUNT                BENEFIT        AFTER-TAX AMOUNT
-------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments:
    Change arising during year                                    $ 10,467              $ (3,664)            $  6,803
Unrealized gains on securities:
    Unrealized holding gains arising during the year               139,795               (47,698)              92,097
    Less: reclassification adjustment for losses realized
       in net income                                               (14,651)                3,893              (10,758)
                                                                  --------              --------             --------
         Net unrealized gains                                      154,446               (51,591)             102,855
                                                                  --------              --------             --------
               Other comprehensive income                         $164,913              $(55,255)            $109,658
                                                                  ========              ========             ========
-------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2001:

-------------------------------------------------------------------------------------------------------------------------
                                                                 BEFORE-TAX           TAX (EXPENSE)
                                                                   AMOUNT                BENEFIT        AFTER-TAX AMOUNT
-------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments:
    Change arising during year                                    $ 15,045              $ (5,266)            $  9,779
Unrealized gains on securities:
    Unrealized holding gains arising during the year                (5,193)                 (136)              (5,329)
    Less: reclassification adjustment for losses realized
       in net income                                               (68,431)               21,185              (47,246)
                                                                  --------              --------             --------
       Net unrealized gains                                         63,238               (21,321)              41,917
                                                                  --------              --------             --------
               Other comprehensive income                         $ 78,283              $(26,587)            $ 51,696
                                                                  ========              ========             ========
-------------------------------------------------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31, 2000:

-------------------------------------------------------------------------------------------------------------------------
                                                                 BEFORE-TAX           TAX (EXPENSE)
                                                                   AMOUNT                BENEFIT        AFTER-TAX AMOUNT
-------------------------------------------------------------------------------------------------------------------------
Foreign currency translation adjustments:
      Change arising during year                                  $(13,855)             $  4,849             $ (9,006)
      Less: reclassification adjustment for losses
          realized in net income                                    (4,689)                1,641               (3,048)
                                                                  --------              --------             --------
          Net currency translation adjustments                      (9,166)                3,208               (5,958)
                                                                  --------              --------             --------
Unrealized gains on securities:
    Unrealized holding gains arising during the year               117,141               (46,359)              70,782
    Less: reclassification adjustment for losses realized
         in net income                                             (23,962)                5,407              (18,555)
                                                                  --------              --------             --------
         Net unrealized gains                                      141,103               (51,766)              89,337
                                                                  --------              --------             --------
               Other comprehensive income                         $131,937              $(48,558)            $ 83,379
                                                                  ========              ========             ========
-------------------------------------------------------------------------------------------------------------------------

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (in thousands):

Years Ended December 31                                                  2002          2001           2000
                                                                         ----          ----           ----
Change in net unrealized appreciation (depreciation) on:
    Fixed maturity securities available for sale                      $  168,732     $  63,555     $ 147,598
    Other investments                                                       (541)        1,138         1,592
Effect of unrealized appreciation (depreciation) on:
    Deferred policy acquisition costs                                    (13,739)       (1,266)       (8,716)
Other                                                                         (6)         (189)          629
                                                                      ----------     ---------     ---------
Net unrealized appreciation (depreciation)                            $  154,446     $  63,238     $ 141,103
                                                                      ==========     =========     =========

         Note 21 DISCONTINUED OPERATIONS

Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. If a treaty was continuous, a written Preliminary Notice of Cancellation was given, followed by a final notice within 90 days of the expiration date. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims over a number of years as the level of business diminishes. The Company will report a loss to the extent claims exceed established reserves.

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

The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to arbitrations that involve some of these LMX reinsurance programs. The Company and other involved reinsurers and retrocessionaires have raised substantial defenses upon which to contest these claims, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

While RGA did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires. To date, no such direct material exposures have been identified. If any direct material exposure is identified at some point in the future, based upon the experience of others involved in these markets, any exposures will potentially be subject to claims for rescission, arbitration, or litigation. Thus, resolution of any disputes will likely take several years.

While it is not feasible to predict the ultimate outcome of pending arbitrations and litigation involving LMX reinsurance programs, any indirect workers' compensation carve-out exposure, or other accident and health risks, or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2003, the ceding companies involved in these disputes have raised claims that are $41.7 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $8.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of December 31, 2002 and 2001 was $50.9 million and $55.3 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $3.3 million, $3.0 million, and $23.7 million for 2002, 2001, and 2000, respectively.

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

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:

We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 3, 2003

Report of Management Responsibility for Financial Statements

The consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and stockholders' equity for the years ended December 31, 2002, 2001 and 2000, have been prepared by management, which is responsible for their integrity and objectivity. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include some amounts that are based upon management's best estimates and judgments. The financial information contained elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

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

In connection with annual audits, independent certified public accountants perform an audit in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of the system of internal control to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.

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

/s/ Todd C. Larson
Todd C. Larson
Senior Vice President, Controller and Treasurer

Quarterly Data (Unaudited)

Years Ended December 31
(in thousands, except per share data)

2002                                                               First       Second      Third       Fourth
                                                                   -----       ------      -----       ------
Revenues from continuing operations                              $ 560,212   $ 557,309   $ 550,154   $ 714,288
Revenues from discontinued operations                            $     906   $   1,365   $     604   $     428

Income from continuing operations before income taxes            $  45,191   $  45,065   $  54,030   $  49,692

Income from continuing operations                                $  29,036   $  28,924   $  34,723   $  35,780
Loss from discontinued operations                                   (1,256)       (873)     (1,135)     (2,393)
                                                                 ---------   ---------------------------------
Net income                                                       $  27,780   $  28,051   $  33,588   $  33,387

Total outstanding common shares - end of period                     49,302      49,355      49,365      49,457

BASIC EARNINGS PER SHARE
Continuing operations                                            $    0.59   $    0.59   $    0.70   $    0.72
Discontinued operations                                              (0.03)      (0.02)      (0.02)      (0.04)
                                                                 ---------   ---------------------------------
Net Income                                                       $    0.56   $    0.57   $    0.68   $    0.68

DILUTED EARNINGS PER SHARE
Continuing operations                                            $    0.59   $    0.58   $    0.70   $    0.72
Discontinued operations                                              (0.03)      (0.02)      (0.02)      (0.05)
                                                                 ---------   ---------------------------------
Net Income                                                       $    0.56   $    0.56   $    0.68   $    0.67

Dividends per share on common stock                              $    0.06   $    0.06   $    0.06   $    0.06

Market price of common stock
   Quarter end                                                   $   31.12   $   30.69   $   25.78   $   27.08
   Common stock price, high                                          33.38       33.11       31.77       28.45
   Common stock price, low                                           24.40       29.58       24.60       23.95

2001                                                               First       Second      Third       Fourth
                                                                 ----------  ----------  ----------  ----------
Revenues from continuing operations                              $ 493,655   $ 465,527   $ 458,116   $ 550,986
Revenues from discontinued operations                            $    (428)  $   1,399   $     635   $   1,411

Income (loss) from continuing operations before income taxes     $  35,682   $  50,138   $  12,969   $ (32,360)

Income (loss) from continuing operations                         $  21,642   $  30,514   $   8,985   $ (21,240)
Loss from discontinued operations                                        -           -           -      (6,855)
                                                                 ---------   ---------   ---------   ---------
Net income (loss)                                                $  21,642   $  30,514   $   8,985   $ (28,095)

Total outstanding common shares - end of period                     49,391      49,405      49,475      49,527

BASIC EARNINGS (LOSS) PER SHARE
Continuing operations                                            $    0.44   $    0.62   $    0.18   $   (0.43)
Discontinued operations                                                  -           -           -       (0.14)
                                                                 ---------   ---------   ---------   ---------
Net Income (loss)                                                $    0.44   $    0.62   $    0.18   $   (0.57)

DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations                                            $    0.43   $    0.61   $    0.18   $   (0.43)
Discontinued operations                                                  -           -           -       (0.14)
                                                                 ---------   ---------   ---------   ---------
Net Income (loss)                                                $    0.43   $    0.61   $    0.18   $   (0.57)

Dividends per share on common stock                              $    0.06   $    0.06   $    0.06   $    0.06

Market price of common stock
   Quarter end                                                   $   38.34   $   37.77   $   34.05   $   33.28
   Common stock price, high                                          41.93       39.53       39.36       36.23
   Common stock price, low                                           29.23       32.33       27.95       27.90

Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol "RGA". There were 103 stockholders of record of RGA's common stock on March 1, 2003.

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

         The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Mr. Watson and Mr. St-Amour, each individual holds the same position at RGA, RCM and RGA Reinsurance.

         David B. Atkinson, 49, became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson has served as Executive Vice President and Chief Operating Officer of RGA since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. Operations from 1994 to 1996, and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of several RGA subsidiaries.

         Todd C. Larson, 39, is Senior Vice President, Controller and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.

         Jack B. Lay, 48, is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.

         Andre St-Amour, 52, is an Executive Vice President of RGA, and President and Chief Executive Officer of RGA Canada. Mr. St-Amour joined RGA Canada in 1992 when the company acquired the reinsurance business of National Re. Mr. St-Amour served as Executive Vice President, Life Division, of National Re from 1989 to 1991. Prior to joining National Re, Mr. St-Amour served in a variety of actuarial positions with Canadian National Railways and Laurentian Mutual Insurance Company. Mr. St-Amour also serves as a director and officer of several RGA subsidiaries.

         Paul A. Schuster, 49, is Executive Vice President, U.S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.

         James E. Sherman, 49, is Senior Vice President, General Counsel and Secretary of the Company. Mr. Sherman joined General American in 1983, and served as Associate General Counsel of General American from 1995 until December 31, 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.

         Graham S. Watson, 53, is Executive Vice President, International and Chief Marketing Officer of RGA, and Chief Executive Officer of RGA International Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.

         A. Greig Woodring, 51, President and Chief Executive Officer of the Company. Mr. Woodring also is an executive officer of General American Life Insurance Company ("General American"). He headed General American's reinsurance business from 1986 until the Company's formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

Item 11.          EXECUTIVE COMPENSATION

         Information on this subject is found in the Proxy Statement under the captions "Executive Compensation" and "Nominees and Continuing Directors" and is incorporated herein by reference. The proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                   AND RELATED STOCKHOLDERS MATTERS

         Information of this subject is found in the Proxy Statement under the captions "Securities Ownership of Directors, Management and Certain Beneficial Owners", "Nominees and Continuing Directors", and "Equity Compensation Plan Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company's fiscal year.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information on this subject is found in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 14.          CONTROLS AND PROCEDURES

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

                                     PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                   8-K

(a)      1.       Financial Statements

         The following consolidated statements are included within Item 8 under the following captions:

Index                                                      Page
Consolidated Balance Sheets                                 43
Consolidated Statements of Income                           44
Consolidated Statements of Stockholders' Equity             45
Consolidated Statements of Cash Flows                       46
Notes to Consolidated Financial Statements               47-69
Independent Auditors' Report                                70
Quarterly Data (unaudited)                                  72

         2.       Schedules, Reinsurance Group of America, Incorporated and
Subsidiaries

Schedule                                                                         Page
I                          Summary of Investments                                 76
II                         Condensed Financial Information of the Registrant      77
III                        Supplementary Insurance Information                 78-79
IV                         Reinsurance                                            80
V                          Valuation and Qualifying Accounts                      81

         All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

         3.       Exhibits

         See the Index to Exhibits on page 85.

(b)      Reports on Form 8-K during the three months ended December 31, 2002:
         None.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                 SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2002
                                  (in millions)

                                                                                Amount at
                                                                                  Which
                                                                                 Shown in
                                                                  Fair          the Balance
               Type of Investment                  Cost         Value (3)      Sheets (1)(3)
               ------------------                  ----         ----------     -------------
Fixed maturities:
Bonds:
 United States government and government
   agencies and authorities                     $    410.1      $    422.0      $    422.0
Foreign governments (2)                              522.3           595.5           595.5
Public utilities                                     341.9           373.2           373.2
All other corporate bonds                          2,032.0         2,087.2         2,087.2
                                                ----------      ----------      ----------
         Total fixed maturities                    3,306.3         3,477.9         3,477.9
                                                ----------      ----------      ----------
Equity securities                                      4.2             3.7             3.7
Preferred stock                                       99.7            99.9            99.9
Mortgage loans on real estate                        227.5             XXX           227.5
Policy loans                                         841.1             XXX           841.1
Funds withheld at interest                         1,975.1             XXX         1,975.1
Short-term investments                                 4.3             XXX             4.3
Other invested assets                                 18.3            20.7            20.7
                                                ----------                      ----------
         Total investments                      $  6,476.5             XXX      $  6,650.2
                                                ==========                      ==========

(1) Fixed maturities are classified as available for sale and carried at fair value.

(2) The following exchange rates have been used to convert foreign securities to U.S. dollars:

                  Canadian dollar       $0.6362/C$1.00
                  Argentina peso        $0.2976/A$1.00
                  Australian dollar     $0.5616/$1.00 Aus
                  Great British Pound   $1.6100/(pound)1.00

(3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
         SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 (IN THOUSANDS)

CONDENSED BALANCE SHEETS                                                        2002                2001                2000
      Assets:

          Fixed maturity securities (available for sale)                     $     7,544         $       322

          Short-term investments                                                       -              10,502

          Cash and cash equivalents                                               10,719             136,354

          Investment in subsidiaries                                           1,457,791           1,103,589

          Other assets                                                           219,806             234,586
                                                                             -------------------------------
                  Total assets                                               $ 1,695,860         $ 1,485,353
                                                                             ===============================
      Liabilities and stockholders' equity:

          Long-term debt                                                     $   464,333         $   464,006

          Other liabilities                                                        9,064              15,759

          Stockholders' equity                                                 1,222,463           1,005,588
                                                                             -------------------------------
                  Total liabilities and stockholders' equity                 $ 1,695,860         $ 1,485,353
                                                                             ===============================
CONDENSED STATEMENTS OF INCOME

      Interest income                                                        $    20,412         $    16,879         $    14,334

      Realized investments gains (losses), net                                     2,942                   -              (8,981)

      Operating expenses                                                          (3,107)             (2,757)             (1,985)

      Interest expense                                                           (34,685)            (16,977)            (16,458)
                                                                             ---------------------------------------------------
          Loss before income tax and undistributed earnings of subsidiaries      (14,438)             (2,855)            (13,090)

      Income tax expense (benefit)                                                (7,471)              4,158                (472)
                                                                             ---------------------------------------------------
          Net loss before undistributed earnings of subsidiaries                  (6,967)             (7,013)            (12,618)

      Equity in undistributed earnings of subsidiaries                           129,773              40,059              90,287
                                                                             ---------------------------------------------------
          Net income                                                         $   122,806         $    33,046         $    77,669
                                                                             ===================================================
CONDENSED STATEMENTS OF CASH FLOWS

      Operating activities:

          Net income                                                         $   122,806         $    33,046         $    77,669

          Equity in earnings (losses) of subsidiaries                           (129,773)            (40,059)            (90,287)

          Other, net                                                               7,195               2,782               1,276
                                                                             ---------------------------------------------------
                  Net cash provided by (used in) operating activities                228              (4,231)            (11,342)
                                                                             ---------------------------------------------------
      Investing activities:

          Proceeds from sale of subsidiaries                                           -                   -              26,509

          Purchase of business - net of cash received                                  -                   -             (21,850)

          Sales of fixed maturity securities available for sale                  278,744                   -                   -

          Purchases of fixed maturity securities available for sale             (283,759)                  -                   -

          Change in short-term investments                                        10,502              (3,017)             13,813

          Capital contributions to subsidiaries                                 (115,761)           (123,346)            (58,375)
                                                                             ---------------------------------------------------
                  Net cash used in investing activities                         (110,274)           (126,363)            (39,903)
                                                                             ---------------------------------------------------
      Financing activities:

          Dividends to stockholders                                              (11,854)            (11,855)            (11,900)

          Reissuance (acquisition) of treasury stock, net                         (3,735)              4,684             (19,173)

          Proceeds from long-term debt borrowings, net                                 -             206,113              80,000

          Proceeds from warrant / private placement offering                           -              66,915                   -
                                                                             ---------------------------------------------------
                  Net cash provided by financing activities                      (15,589)            265,857              48,927
                                                                             ---------------------------------------------------
                  Net change in cash and cash equivalents                       (125,635)            135,263              (2,318)

      Cash and cash equivalents at beginning of year                             136,354               1,091               3,409
                                                                             ---------------------------------------------------
      Cash and cash equivalents at end of year                               $    10,719         $   136,354         $     1,091
                                                                             ===================================================

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                                       As of December 31,
                                     ===========================================================================================
                                                                   Future Policy Benefits and
                                           Deferred Policy             Interest-Sensitive             Other Policy Claims and
                                          Acquisition Costs           Contract Liabilities                Benefits Payable
                                     -------------------------------------------------------------------------------------------
                                       Assumed          Ceded          Assumed          Ceded          Assumed          Ceded
--------------------------------------------------------------------------------------------------------------------------------
2001
U.S. operations                      $   499,892     $   (52,819)    $ 3,504,098     $  (197,836)    $   418,595     $   (42,372)
Canada operations                         98,406          (1,096)        726,812         (66,272)         64,076         (34,378)
Europe & South Africa operations         131,551             (67)         34,686           7,349          27,327           3,927
Asia Pacific operations                  103,098          (6,724)         95,718          (4,699)         35,286          (3,780)
Latin America operations                  28,024              54          38,317           1,029          73,248             188
Discontinued operations                        -               -          27,410          (1,695)         31,550          (1,966)
                                     -------------------------------------------------------------------------------------------
   Total                             $   860,971     $   (60,652)    $ 4,427,041     $  (262,124)    $   650,082     $   (78,381)
                                     ===========     ===========     ===========     ===========     ===========     ===========
2002
U.S. operations                      $   658,354     $   (48,575)    $ 4,727,994     $  (214,731)    $   487,681     $   (29,829)
Canada operations                        114,359            (912)        846,768         (78,167)         33,421          (2,081)
Europe & South Africa operations         237,731         (18,178)        100,458          (5,548)         90,472          (3,869)
Asia Pacific operations                  140,451          (9,654)        119,376          (9,717)         73,790          (8,969)
Latin America operations                  11,360               -          22,274             (23)         46,889             784
Discontinued operations                        -               -          26,634          (1,489)         27,913          (2,202)
                                     -------------------------------------------------------------------------------------------
   Total                             $ 1,162,255     $   (77,319)    $ 5,843,504     $  (309,675)    $   760,166     $   (46,166)
                                     ===========     ===========     ===========     ===========     ===========     ===========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
          SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (in thousands)

                                                              Year ended December 31,
                                    ==========================================================================
                                                         Net          Benefits,                        Other
                                       Premium        Investment     Claims and     Amortization     Operating
                                       Income           Income         Losses           of DAC         Expenses
                                    --------------------------------------------------------------------------
2000
U.S. operations                     $ 1,038,872     $   228,652    $  (895,850)    $  (155,558)    $   (53,012)
Canada operations                       176,326          61,950       (172,180)        (11,181)        (14,084)
Europe & South Africa operations         29,690           2,056        (20,151)         (2,793)        (14,724)
Asia Pacific operations                  94,282           4,628        (56,377)        (33,105)        (10,298)
Latin America operations                 64,897          19,782        (63,773)         (2,197)        (16,509)
Corporate                                    (1)          9,437              1               -         (28,886)
                                    --------------------------------------------------------------------------
   Total                            $ 1,404,066     $   326,505    $(1,208,330)    $  (204,834)    $  (137,513)
                                    ===========     ===========    ===========     ===========     ===========

2001
U.S. operations                     $ 1,222,922     $   243,988    $(1,091,081)    $  (205,314)    $   (46,633)
Canada operations                       173,269          65,006       (173,098)        (26,625)          3,615
Europe & South Africa operations         94,800           1,536        (59,429)        (10,177)        (27,812)
Asia Pacific operations                 119,702           3,935        (75,595)        (38,991)         (9,060)
Latin America operations                 51,069          14,684        (89,311)         (9,102)        (14,365)
Corporate                                     -          11,410              -               -         (29,156)
                                    --------------------------------------------------------------------------
   Total                            $ 1,661,762     $   340,559    $(1,488,514)    $  (290,209)    $  (123,411)
                                    ===========     ===========    ===========     ===========     ===========

2002
U.S. operations                     $ 1,399,791     $   271,155    $(1,230,990)    $  (221,064)    $   (68,152)
Canada operations                       181,224          70,518       (187,468)        (15,427)        (10,189)
Europe & South Africa operations        226,846           1,009       (130,975)        (22,096)        (74,333)
Asia Pacific operations                 160,197           7,059       (110,806)        (29,317)        (22,912)
Latin America operations                 12,608           4,201         (5,940)        (17,458)          6,921
Corporate                                     -          20,570              -               -         (47,779)
                                    --------------------------------------------------------------------------
   Total                            $ 1,980,666     $   374,512    $(1,666,179)    $  (305,362)    $  (216,444)
                                    ===========     ===========    ===========     ===========     ===========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                            SCHEDULE IV - REINSURANCE
                                  (in millions)

                                                     As of or for the Year ended December 31,
                                                     ---------------------------------------
                                                                                                   Percentage
                                                      Ceded to      Assumed                        of Amount
                                           Gross       Other       from Other        Net           Assumed to
                                           Amount    Companies     Companies        Amount             Net
                                         ---------  ------------  ------------  -------------      ----------
              2000
Life insurance in force                  $      86  $     78,226  $    545,950  $     467,810       116.70%
Premiums
     U.S. operations                     $     2.8  $      172.0  $    1,208.1  $     1,038.9       116.29%
     Canada operations                           -          41.7         218.0          176.3       123.65%
     Europe & South Africa
      operations                               0.1           0.8          30.4           29.7       102.36%
     Asia Pacific operations                     -           6.4         100.7           94.3       106.79%
     Latin America operations                 23.2           1.2          42.9           64.9        66.10%
                                         ----------------------------------------------------
          Total                          $    26.1  $      222.1  $    1,600.1  $     1,404.1       113.96%
                                         ========   ============  ============  =============       ======

              2001
Life insurance in force                  $    73    $  117,748    $  615,990    $   498,315         123.61%
Premiums
     U.S. operations                     $     2.9  $      143.8  $    1,363.8  $     1,222.9       111.52%
     Canada operations                           -          26.9         200.2          173.3       115.52%
     Europe & South Africa
      operations                               0.1           1.4          96.1           94.8       101.37%
     Asia Pacific operations                     -          15.9         135.6          119.7       113.28%
     Latin America operations                  8.4           0.8          43.5           51.1        85.13%
                                         ----------------------------------------------------
          Total                          $    11.4  $      188.8  $    1,839.2  $     1,661.8       110.68%
                                         =========  ============  ============  =============       ======

              2002
Life insurance in force                  $      75  $    162,395  $    758,875  $     596,555       127.21%
Premiums
     U.S. operations                     $     2.9  $      259.6  $    1,656.5  $     1,399.8       118.34%
     Canada operations                           -          29.0         210.2          181.2       116.00%
     Europe & South Africa
      operations                                 -          45.2         272.0          226.8       119.93%
     Asia Pacific operations                     -          15.2         175.4          160.2       109.49%
     Latin America operations                  2.1           0.8          11.3           12.6        89.68%
                                         ----------------------------------------------------
          Total                          $     5.0  $      349.8  $    2,325.4  $     1,980.6       117.41%
                                         =========  ============  ============  =============       ======

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                  DECEMBER 31,
                                  (in millions)

                          Balance at    Charges to          Charged to           Other
                         Beginning of    Costs and          Accounts-           Deductions-   Balance at End
       Description          Period       Expenses            Describe           Describe       of Period
-----------------------------------------------------------------------------------------------------------
2000
Mortgage loan
  valuation allowance       $  0.7            -                  -                 0.5          $   0.2
Allowance on income
  taxes                     $  3.7          2.5                  -                   -          $   6.2

2001
Mortgage loan
  valuation allowance       $  0.2            -                  -                 0.2          $   0.0
Allowance on income
  taxes                     $  6.2          7.5                  -                   -          $  13.7

2002
Mortgage loan
  valuation allowance       $    -            -                  -                   -          $     -
Allowance on income
  taxes                     $ 13.7            -                  -                 1.2          $  12.5

Deductions represent normal activity associated with the Company's underlying mortgage loan portfolio and the release of income tax valuation allowances.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Reinsurance Group of America, Incorporated.

                                     By: /s/ A. Greig Woodring
                                         -----------------------------------
                                         A. Greig Woodring
                                         President and Chief Executive Officer

                                         Date:    March 18, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2003.

                 Signatures                                             Title
                 ----------                                             -----
/s/ Stewart G. Nagler            March 18, 2003*            Chairman of the Board and Director
-----------------------------------------------
Stewart G. Nagler

/s/ A. Greig Woodring            March 18, 2003             President, Chief Executive Officer,
-----------------------------------------------             and Director
A. Greig Woodring                                           (Principal Executive Officer)

/s/ Mary Ann Brown               March 18, 2003*            Director
-----------------------------------------------
Mary Ann Brown

/s/ J. Cliff Eason               March 18, 2003*            Director
-----------------------------------------------
J. Cliff Eason

/s/ Stuart I. Greenbaum          March 18, 2003*            Director
-----------------------------------------------
Stuart I. Greenbaum

/s/ Alan C. Henderson            March 18, 2003*            Director
-----------------------------------------------
Alan C. Henderson

/s/ William A. Peck, M.D.        March 18, 2003*            Director
-----------------------------------------------
William A. Peck, M.D.

/s/ Joseph A. Reali              March 18, 2003*            Director
-----------------------------------------------
Joseph A. Reali

/s/ Jack B. Lay                  March 18, 2003             Executive Vice President and Chief
-----------------------------------------------             Financial Officer  (Principal Financial
Jack B. Lay                                                 and Accounting Officer)

By:  /s/ Jack B. Lay             March 18, 2003
-----------------------------------------------
     Jack B. Lay         Attorney-in-fact

                                CEO CERTIFICATION

I, A. Greig Woodring, certify that:

1. I have reviewed this annual report on Form 10-K of Reinsurance Group of America, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003            /s/ A. Greig Woodring
                                A. Greig Woodring
                                President & Chief Executive Officer

                                CFO CERTIFICATION

I, Jack B. Lay, certify that:

1. I have reviewed this annual report on Form 10-K of Reinsurance Group of America, Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003            /s/ Jack B. Lay
                                Jack B. Lay
                                Executive Vice President & Chief Financial
                                Officer

                                INDEX TO EXHIBITS

Exhibit
Number                                             Description
------                                             -----------
2.1            Reinsurance Agreement dated as of December 31, 1992 between General American Life Insurance Company
               ("General American") and General American Life Reinsurance Company of Canada ("RGA Canada"),
               incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993 at the corresponding exhibit

2.2            Retrocession Agreement dated as of July 1, 1990 between General American and The National Reinsurance
               Company of Canada, as amended between RGA Canada and General American on December 31, 1992"),
               incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993 at the corresponding exhibit

2.3            Reinsurance Agreement dated as of January 1, 1993 between RGA Reinsurance Company ("RGA Reinsurance", formerly "Saint Louis Reinsurance Company") and General American"), incorporated by reference to
               Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993 at the corresponding exhibit

3.1            Restated Articles of Incorporation of Reinsurance Group of America, Incorporated ("RGA"), as amended, incorporated by reference to Form 10-Q for the quarter ended September 30, 1999 (No. 1-11848) filed on
               November 12, 1999, at the corresponding exhibit

3.2            Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended
               September 30, 2000 (No. 1-11848), filed on November 13, 2000

3.3            Certificate of Designations for Series A Junior Participating Preferred Stock (included as Exhibit A to
               Exhibit 4.2), incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended March 31,
               1997 (No. 1-11848) filed on May 21, 1997 at the corresponding exhibit

4.1            Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Amendment No. 1 to
               Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993 at the corresponding exhibit

4.2            Rights Agreement dated as of May 4, 1993, between RGA and ChaseMellon Shareholder Services, L.L.C., as
               Rights Agent, incorporated by reference to Amendment No. 1 to Form 10-Q for the quarter ended March 31,
               1997 (No. 1-11848) filed on May 21, 1997 at the corresponding exhibit

4.3            Second Amendment to Rights Agreement, dated as of April 22, 1998, between RGA and ChaseMellon Shareholder
               Services, L.L.C. (as successor to Boatmen's Trust Company), as Rights Agent, incorporated by reference to
               Registration Statement on Form S-3 (No. 333-51777) filed on June 4, 1998 at the corresponding exhibit

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

Exhibit
Number                                             Description
------                                             -----------
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

4.9            Form of Warrant Certificate, incorporated by reference to Exhibit A of Exhibit 4.8 of this Report

4.10           Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.11 to the Registration
               Statements on Form S-3 (File Nos. 333.55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the "Original S-3")

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

4.19           Registration Rights agreement dated as of April 15, 1993 between RGA and General American, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14,
               1993, at the corresponding exhibit

4.20           Registration Rights agreement dated as of November 23, 1999 between RGA and MetLife, incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K dated November 23, 1999 (No. 1-11848), filed on
               December 6, 1999

Exhibit
Number                                             Description
------                                             -----------
10.1           Marketing Agreement dated as of January 1, 1993 between RGA Reinsurance and General American, incorporated by reference to Amendment No. 2 to Registration Statement Form S-1 (No. 33-58960), filed on
               April 29, 1993 at the corresponding exhibit

10.2           Administrative Services Agreement dated as of January 1, 1993 between RGA and General American, incorporated by reference to Amendment No. 2 to Registration Statement Form S-1 (No. 33-58960), filed on
               April 29, 1993 at the corresponding exhibit

10.3           Management Agreement dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14,
               1993 at the corresponding exhibit *

10.4           Standard Form of General American Automatic Agreement, incorporated by reference to Amendment No. 1 to
               Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit

10.5           Standard Form of General American Facultative Agreement, incorporated by reference to Amendment No. 1 to
               Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit

10.6           Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to
               Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit

10.7           RGA Reinsurance Management Incentive Plan, as amended and restated effective November 1, 1996 incorporated by reference to Form 10-K for the year ended December 31, 1996 (No. 1-11848) filed on March
               24, 1997, at the corresponding exhibit *

10.8           RGA Reinsurance Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit *

10.9           RGA Reinsurance Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit *

10.10          RGA Reinsurance Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit *

10.11          RGA Reinsurance Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Amendment
               No. 1 to Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit *

Exhibit
Number                                             Description
------                                             -----------
10.12          RGA Flexible Stock Plan as amended and restated effective November 1, 1996, incorporated by reference to
               Form 10-K for the year ended December 31, 1996 (No. 1-11848) filed on March 24, 1997, at the corresponding exhibit *

10.13          Form of Directors' Indemnification Agreement, incorporated by reference to Amendment No. 1 to
               Registration Statement on Form S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit

10.14          RGA Executive Performance Share Plan as amended and restated effective November 1, 1996, incorporated by reference to Form 10-K for the year ended December 31, 1996 (No. 1-11848) filed on March 24, 1997, at the corresponding exhibit *

10.15          RGA Flexible Stock Plan for Directors, incorporated by reference to Registration Statement on Form S-8
               (No. 333-27167) filed on May 15, 1997, at the corresponding exhibit *

10.16          Employment Agreement dated April 6, 1992 between RGA Canada and Andre St-Amour, incorporated by reference to Form 10-K for the year ended December 31, 1997 (No. 1-11848) filed on March 25, 1998, at the corresponding exhibit *

10.17          Restricted Stock Award to A. Greig Woodring dated January 28, 1998, incorporated by reference to Form
               10-Q/A Amendment No. 1 for the quarter ended March 31, 1998 (No. 1-11848) filed on May 14, 1998, at the corresponding exhibit *

10.18          Credit Agreement dated as of May 24, 2000 between Reinsurance Group of America, Incorporated, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as
               Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as Documentation
               Agent and Royal Bank of Canada, as Co-Agent, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000 (No. 1-11848), filed August 11, 2000

10.19          Administrative Services Agreement, effective as of January 1, 1997, by and between RGA Reinsurance and
               General American, incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K dated
               September 24, 2001 (File No. 1-11848), filed September 24, 2001

21.1           Subsidiaries of RGA

23.1           Consent of Deloitte & Touche LLP

24.1           Powers of Attorney for Ms. Brown and Messrs. Eason, Greenbaum, Henderson, Nagler, Peck, and Reali

99.1           Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this Report.