Form 10-Q
period 2003-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2003-05-14
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 YES |X| NO | |

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES |X| NO | |

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 2003: 49,719,795
SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                                              PAGE
----                                                                                              ----

                                    PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         March 31, 2003 and December 31, 2002                                                       3

         Condensed Consolidated Statements of Income (Unaudited)
         Three months ended March 31, 2003 and 2002                                                 4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Three months ended March 31, 2003 and 2002                                                 5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                                    6-9

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                            10-22

3        Quantitative and Qualitative Disclosures About Market Risk                                22

4        Controls and Procedures                                                                   23

                                      PART II - OTHER INFORMATION

1        Legal Proceedings                                                                         23

6        Exhibits and Reports on Form 8-K                                                          23

         Signatures                                                                                24

         Certifications                                                                            25

         Index to Exhibits                                                                         27

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE STATEMENTS
                                   (Unaudited)

                                                                                  March 31,         December 31,
                                                                                     2003              2002
                                                                                 -----------       -----------
                                                                                    (Dollars in thousands)
ASSETS
Fixed maturity securities:
     Available-for-sale at fair value (amortized cost of $3,527,957 and
         $3,306,319 at March 31, 2003 and December 31, 2002, respectively)       $ 3,677,394       $ 3,477,916
Mortgage loans on real estate                                                        264,542           227,492
Policy loans                                                                         841,123           841,120
Funds withheld at interest                                                         2,151,424         1,975,071
Short-term investments                                                                15,617             4,269
Other invested assets                                                                126,037           124,327
                                                                                 -----------       -----------
     Total investments                                                             7,076,137         6,650,195
Cash and cash equivalents                                                            121,172            88,101
Accrued investment income                                                             55,851            35,514
Premiums receivable                                                                  308,529           253,892
Reinsurance ceded receivables                                                        422,983           452,220
Deferred policy acquisition costs                                                  1,162,636         1,084,936
Other reinsurance balances                                                           354,682           288,833
Other assets                                                                          69,253            38,906
                                                                                 -----------       -----------
     Total assets                                                                $ 9,571,243       $ 8,892,597
                                                                                 ===========       ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                           $ 2,595,427       $ 2,430,042
Interest sensitive contract liabilities                                            3,637,228         3,413,462
Other policy claims and benefits                                                     849,180           760,166
Other reinsurance balances                                                           275,378           233,286
Deferred income taxes                                                                303,045           291,980
Other liabilities                                                                    158,435            55,235
Long-term debt                                                                       344,664           327,787
Company-obligated mandatorily redeemable preferred securities of subsidiary
     trust holding solely junior subordinated debentures of the Company              158,203           158,176
                                                                                 -----------       -----------
         Total liabilities                                                         8,321,560         7,670,134
Commitments and contingent liabilities                                                    --                --
Stockholders' Equity:
     Preferred stock (par value $.01 per share; 10,000,000 shares
     authorized; no shares issued or outstanding)                                         --                --
     Common stock (par value $.01 per share; 75,000,000 shares authorized,
         51,053,273 shares issued at March 31, 2003 and December 31, 2002,
         respectively)                                                                   511               511
     Warrants                                                                         66,915            66,915
     Additional paid-in capital                                                      614,442           613,042
     Retained earnings                                                               510,076           480,301
     Accumulated other comprehensive income:
         Accumulated currency translation adjustment, net of income taxes             10,416               715
         Unrealized appreciation of securities, net of income taxes                   87,025           102,768
                                                                                 -----------       -----------
              Total stockholders' equity before treasury stock                     1,289,385         1,264,252
     Less treasury shares held of 1,415,276 and 1,596,629 at cost at
         March 31, 2003 and December 31, 2002, respectively                          (39,702)          (41,789)
                                                                                 -----------       -----------
         Total stockholders' equity                                                1,249,683         1,222,463
                                                                                 -----------       -----------
         Total liabilities and stockholders' equity                              $ 9,571,243       $ 8,892,597
                                                                                 ===========       ===========

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                          Three months ended
                                                                              March 31,
                                                                     -------------------------
                                                                        2003            2002
                                                                     ---------       ---------
                 (Dollars in thousands, except per share data)
REVENUES:
    Net premiums                                                     $ 545,215       $ 469,105
    Investment income, net of related expenses                         107,145          88,013
    Realized investment losses, net                                     (9,828)         (3,591)
    Other revenues                                                      11,017           6,685
                                                                     ---------       ---------
         Total revenues                                                653,549         560,212

BENEFITS AND EXPENSES:
    Claims and other policy benefits                                   423,605         387,726
    Interest credited                                                   40,796          27,725
    Policy acquisition costs and other insurance expenses              104,581          71,499
    Other operating expenses                                            25,755          19,517
    Interest expense                                                     8,959           8,554
                                                                     ---------       ---------
    Total benefits and expenses                                        603,696         515,021
                                                                     ---------       ---------

         Income from continuing operations before income taxes          49,853          45,191

    Provision for income taxes                                          16,693          16,155
                                                                     ---------       ---------

         Income from continuing operations                              33,160          29,036

    Discontinued operations:
         Loss from discontinued accident and health operations,
             net of income taxes                                          (418)         (1,256)
                                                                     =========       =========

    Net income                                                       $  32,742       $  27,780
                                                                     =========       =========

Earnings per share from continuing operations:
         Basic earnings per share                                    $    0.67       $    0.59
                                                                     =========       =========

         Diluted earnings per share                                  $    0.67       $    0.58
                                                                     =========       =========

Earnings per share from net income:
         Basic earnings per share                                    $    0.66       $    0.56
                                                                     =========       =========

         Diluted earnings per share                                  $    0.66       $    0.56
                                                                     =========       =========

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (Unaudited)

                                                                                    Three months ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                   2003            2002
                                                                                ---------       ---------
                                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  32,742       $  27,780
    Adjustments to reconcile net income to net cash provided by operating activities:
         Change in:
             Accrued investment income                                            (20,078)        (21,212)
             Premiums receivable                                                  (61,001)          3,980
             Deferred policy acquisition costs                                    (71,237)        (64,460)
             Reinsurance ceded balances                                            29,237         (38,239)
             Future policy benefits, other policy claims and benefits, and
               other reinsurance balances                                         175,377         165,751
             Deferred income taxes                                                 11,756          19,938
             Other assets and other liabilities                                    37,487          (7,588)
         Amortization of net investment discounts and other                        (9,284)         (9,351)
         Realized investment losses, net                                            9,828           3,591
         Other, net                                                                (3,755)            841
                                                                                ---------       ---------
Net cash provided by operating activities                                         131,072          81,031

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of fixed maturity securities - available for sale                       578,545         227,304
    Purchases of fixed maturity securities - available for sale                  (708,315)       (526,071)
    Cash invested in policy loans and mortgage loans on real estate               (39,703)        (14,900)
    Cash invested in funds withheld at interest                                   (23,786)        (20,038)
    Principal payments on mortgage loans on real estate                             2,651           5,909
    Change in short-term investments and other invested assets                    (13,992)        112,303
                                                                                ---------       ---------
Net cash used in investing activities                                            (204,600)       (215,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                                                      (2,967)         (2,971)
    Borrowings under credit agreements                                             16,331              --
    Purchase of treasury stock                                                         --          (6,594)
    Exercise of stock options                                                       2,087              10
    Excess deposits on universal life and other
         investment type policies and contracts                                    90,231          31,750
                                                                                ---------       ---------
Net cash provided by financing activities                                         105,682          22,195
Effect of exchange rate changes                                                       917             996
                                                                                ---------       ---------
Change in cash and cash equivalents                                                33,071        (111,271)
Cash and cash equivalents, beginning of period                                     88,101         226,670
                                                                                ---------       ---------
Cash and cash equivalents, end of period                                        $ 121,172       $ 115,399
                                                                                =========       =========

Supplementary disclosure of cash flow information:
    Amount of interest paid                                                     $   7,134       $   3,403
    Amount of income taxes paid                                                 $   1,420       $  16,855

See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and Subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("Annual Report").

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its Subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2003 presentation.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):

                                                                            THREE MONTHS ENDED
                                                                          MARCH 31,    MARCH 31,
                                                                           2003          2002
                                                                          -------      -------
            Earnings:
              Income from continuing operations (numerator for basic
               and diluted calculations)                                  $33,160      $29,036
            Shares:
              Weighted average outstanding shares (denominator for
               basic calculation)                                          49,551       49,420
              Equivalent shares from outstanding stock options
               (denominator for diluted calculation)                          180          330
                                                                          -------      -------
              Denominator for diluted calculation                          49,731       49,750
            Earnings per share:
              Basic                                                       $  0.67      $  0.59
              Diluted                                                     $  0.67      $  0.58
                                                                          -------      -------

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three-month periods ended March 31, 2003 and 2002, approximately 2.1 million and 0.9 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods. Diluted earnings per share exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of outstanding warrants to purchase Company common stock, as the Company could repurchase more shares than it issues with the exercise proceeds.

3. COMPREHENSIVE INCOME (LOSS)

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three-month periods ended March 31, 2003 and 2002 (dollars in thousands):

                                                         THREE MONTHS ENDED
                                                       MARCH 31,      MARCH 31,
                                                         2003           2002
                                                       --------       --------
            Net income                                 $ 32,742       $ 27,780
            Accumulated other comprehensive
             income (expense), net of income tax:

              Unrealized losses                         (15,743)       (45,788)
              Foreign currency items                      9,701         16,535
                                                       --------       --------

                Comprehensive income (loss)            $ 26,700       $ (1,473)
                                                       --------       --------

4. SEGMENT INFORMATION

Prior to 2003, the Company reported the results of its operations in five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa. The Latin America, Asia Pacific, and Europe & South Africa segments were presented historically as one reportable segment, Other International. As a result of the Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, beginning with the first quarter of 2003, the Other International reportable segment no longer includes Latin America operations. Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are now reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, will be reported as part of U.S. operations in the Traditional sub-segment. The Asia Pacific and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. Prior period segment information has been reclassified to conform to this new presentation.

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

Information related to total revenues and income (loss) from continuing operations before income taxes for each reportable segment are summarized below (dollars in thousands).

                                                                                   INCOME (LOSS) FROM CONTINUING
                                                 TOTAL REVENUES                   OPERATIONS BEFORE INCOME TAXES
                                          ----------------------------            ------------------------------
                                          THREE MONTHS ENDED MARCH 31,             THREE MONTHS ENDED MARCH 31,
                                             2003              2002                  2003                2002
                                             ----              ----                  ----                ----
U.S.                                      $450,806            $413,725              $42,638             $38,458
Canada                                      68,024              62,028               10,627               8,845
Other International                        130,316              75,322                3,777               1,923
Corporate and Other                          4,403               9,137               (7,189)             (4,035)
                                          --------            --------              -------             -------
Total from continuing operations          $653,549            $560,212              $49,853             $45,191
                                          --------            --------              -------             -------

Other International assets increased approximately 19% from the amounts disclosed in Note 17 of the Annual Report, primarily due to the continued growth in the Europe & South Africa and Asia Pacific segments. Latin America assets have been reclassed between U.S. and Corporate and Other segments.

5. DIVIDENDS

The Board of Directors declared a dividend of six cents per share of common stock on January 29, 2003. This dividend was paid on February 25, 2003 to shareholders of record as of February 4, 2003.

6. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of March 31, 2003, the ceding companies involved in these disputes have raised claims that are $43.2 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $8.0 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2002 Annual Report for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position, but could have a positive or negative effect on net income.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At March 31, 2003, there were approximately $39.8 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. As of March 31, 2003, $338.3 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain credit facilities and reinsurance treaties, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $110.6 million as of March 31, 2003 and are reflected on the Company's consolidated balance sheet as future policy benefits. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2003, RGA's exposure related to credit facility guarantees was $35.2 million and had a maximum potential exposure of $44.9 million.

7. NEW ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("FASB B36"). In this new guidance, the FASB has concluded that funds withheld by a ceding company, for modified coinsurance and coinsurance with funds withheld contracts, may contain an embedded derivative which should be bifurcated and valued. The effective date of the implementation guidance is the first day of the first fiscal quarter beginning after September 15, 2003. As of March 31, 2003, the Company has not separately reported any potential embedded derivatives associated with these contracts, which it believes is consistent with industry practice. At this time, the Company has not estimated the impact, if any, that the adoption of FASB B36 will have on its financial position or results of operations.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of these provisions did not materially affect the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The Company recorded pre-tax compensation expense of approximately $0.4 million during the first quarter of 2003 associated with stock option grants issued during January 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Prior to 2003, the Company reported the results of its operations in five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa. The Latin America, Asia Pacific, and Europe & South Africa segments were presented historically as one reportable segment, Other International. As a result of the Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, beginning with the first quarter of 2003, the Other International reportable segment no longer includes Latin America operations. Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are now reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, will be reported as part of U.S. operations in the Traditional sub-segment. The Asia Pacific and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. Prior period segment information has been reclassified to conform to this new presentation.

The U.S. operations provide traditional life, asset-intensive, and financial reinsurance products. The Canada operations provide insurers with traditional life reinsurance as well as creditor and critical illness products. The Asia Pacific operations provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. The Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe and South Africa, in addition to other markets being developed by the Company. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). The Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss before income taxes.

Consolidated income from continuing operations before income taxes for the first quarter of 2003 increased $4.7 million compared to the prior-year period. After tax diluted earnings per share from continuing operations were $0.67 and $0.58 for the first quarter of 2003 and 2002, respectively.

Consolidated investment income from continuing operations increased 21.7% during the first quarter of 2003, primarily due to a larger invested asset base. Invested assets as of March 31, 2003 totaled $7.1 billion, a 30.0% increase over March 31, 2002. The average yield earned on investments increased marginally to 6.67% for the first quarter of 2003 compared to 6.64% for the first quarter of 2002. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The consolidated provision for income taxes on continuing operations increased 3.3% for the first quarter of 2003 compared to the same period in 2002. This increase was not proportional to the increase in consolidated income from continuing operations before income taxes as the effective tax rate decreased to 33.5% from 35.7% for the first quarter of 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to earnings in certain foreign subsidiaries, which resulted in a release of valuation allowances in those entities, and the partial release of a valuation allowance related to a statutory reduction of the Canadian income tax rate.

Further discussion and analysis of the results for the first quarter of 2003 compared to the first quarter of 2002 are presented by segment.

U.S. OPERATIONS

U.S. Operations consists of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. This category derives revenues primarily from renewal premiums from existing mortality-risk reinsurance treaties, new business premiums from existing or new mortality-risk reinsurance treaties, and income earned on invested assets. The Non-traditional category consists of Asset Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)

                                                         TRADITIONAL          NON-TRADITIONAL
                                                                            ASSET-        FINANCIAL         TOTAL
                                                                          INTENSIVE      REINSURANCE         U.S.
                                                       --------------    ------------   -------------   --------------
REVENUES:
  Net premiums                                         $      368,807    $      1,098   $          --   $     369,905
  Investment income, net of related expenses                   42,701          36,334              --          79,035
  Realized investment losses, net                              (5,244)         (2,861)             --          (8,105)
  Other revenues                                                1,813           1,247           6,911           9,971
                                                       --------------    ------------   -------------   -------------
     Total revenues                                           408,077          35,818           6,911         450,806

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            293,726           1,619              --         295,345
  Interest credited                                            15,319          25,141              --          40,460
  Policy acquisition costs and other insurance
    expenses                                                   50,805           8,028           2,520          61,353
  Other operating expenses                                      8,455           1,112           1,443          11,010
                                                       --------------    ------------   -------------   -------------
       Total benefits and expenses                            368,305          35,900           3,963         408,168

       Income (loss) before income taxes               $       39,772    $        (82)  $       2,948   $      42,638
                                                       --------------    ------------   -------------   -------------

FOR THE THREE MONTHS ENDED 31, 2002 (IN THOUSANDS)

                                                         TRADITIONAL          NON-TRADITIONAL
                                                                            ASSET-        FINANCIAL         TOTAL
                                                                          INTENSIVE      REINSURANCE         U.S.
                                                       --------------    ------------   -------------    -------------
REVENUES:
  Net premiums                                         $      346,830    $        868   $          --    $     347,698
  Investment income, net of related expenses                   37,155          23,718             103           60,976
  Realized investment gains (losses), net                      (2,045)            564              --           (1,481)
  Other revenues                                                  120             261           6,151            6,532
                                                       --------------    ------------   -------------    -------------
     Total revenues                                           382,060          25,411           6,254          413,725

BENEFITS AND EXPENSES:
  Claims and other policy benefits                            287,753           6,001              --          293,754
  Interest credited                                            14,032          13,693              --           27,725
  Policy acquisition costs and other insurance
    expenses                                                   41,493           1,845           1,900           45,238
  Other operating expenses                                      6,418             200           1,932            8,550
                                                       --------------    ------------   -------------    -------------
       Total benefits and expenses                            349,696          21,739           3,832          375,267

       Income before income taxes                      $       32,364    $      3,672   $       2,422    $      38,458
                                                       --------------    ------------   -------------    -------------

Income before income taxes for the U.S. operations segment totaled $42.6 million for the first quarter of 2003, a 10.9% increase from the comparable prior-year period. The increase in income is primarily the result of improved claim experience offset in part by a $6.6 million increase in realized losses on securities transactions compared to the same period last year. The claims and other policy benefits as a percent of net premiums for the Traditional sub-segment declined to 79.6% from 83.0% for the same period last year, a reflection of the improved claim experience.

Traditional Reinsurance

The U.S. traditional reinsurance is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2003, production totaled $26.5 billion compared to $36.5 billion for the same period in 2002. Total inforce as of March 31, 2003 for U.S. Operations was $557.6 billion, an increase of 11.0% over the total at March 31, 2002. Management believes industry consolidations and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income before income taxes for U.S. traditional reinsurance increased 22.9% in the first quarter of 2003. The increase in income for the quarter was due to favorable claim experience and continued premium growth, somewhat offset by an increase in net realized investment losses of $3.2 million.

Net premiums for U.S. traditional reinsurance increased 6.3% in the first quarter of 2003. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to growth, however, the growth rate is at a lower level than that expected for the year.

Net investment income increased 14.9% in the first quarter of 2003. The increase is due to growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance.

The amount of claims and other policy benefits increased 2.1% in the first quarter of 2003, however, the loss ratio was favorable when compared to the same period for last year. Claims and other policy benefits as a percentage of net premiums were 79.6% and 83.0%, in the first quarter of 2003 and 2002, respectively. The decrease in claims as a percentage of premiums for the period is the result of improved claim experience compared to the same period last year. The level of death claims may fluctuate from period to period, but exhibits less volatility over the long term.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 13.8% and 12.0% for the first quarter of 2003 and 2002, respectively. The increase in this ratio is related to the proportional increase in the volume of coinsurance business written versus yearly renewable term business. These ratios will fluctuate due to variations in the mixture of business being written.

Other operating expenses, as a percentage of net premiums were 2.3% and 1.9% for the first quarter of 2003 and 2002, respectively. This ratio will fluctuate slightly from period to period, but should remain fairly constant over the long term.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance sub-segment includes the reinsurance of annuities and corporate-owned and bank-owned life insurance ("BOLI"). Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profit or losses primarily from the spread between the investment earnings and interest credited on the underlying deposit liabilities.

Income before income taxes for the first quarter of 2003 was a loss of $82 thousand versus a gain of $3.7 million in the comparable prior year period. Contributing to the decrease were realized investment losses of $2.9 million for the first quarter of 2003 compared to realized investment gains of $564 thousand for the comparable prior year period. In addition, first quarter results were affected by poor investment performance in an underlying asset portfolio on a block of annuity business and adverse mortality experience on one BOLI block.

Total revenues, which are comprised primarily of investment income, increased from $25.4 million to $35.8 million or 40.9% for the comparable quarters. The growth in revenue is the result of new annuity treaties executed in late 2002. Three new annuity treaties contributed $15.0 million of additional revenues over the prior comparable period. The increase in revenue was offset by the realized losses of $2.9 million in the asset-intensive segment. The asset base increased from $2.4 billion as of December 31, 2002 to $2.7 billion as of March 31, 2003.

Financial Reinsurance

The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements and the Company's investment in RGA Financial Group L.L.C. ("RGA Financial Group"). Financial reinsurance agreements represent low risk business that the Company assumes and generally subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income before income taxes increased to $2.9 million in the first quarter of 2003, as compared to $2.4 million in the prior-year period. These results are attributed to higher amounts of financial reinsurance outstanding during the respective periods. Financial reinsurance outstanding, as measured by pre-tax statutory surplus, was $880.8 million and $632.3 million as of March 31, 2003 and 2002, respectively.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned company. RGA Canada is a leading life reinsurer in Canada assisting clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and non-guaranteed critical illness products. More than 90% of RGA Canada's premium income is derived from life reinsurance products. Clients include most of the life insurers in Canada. The Canada operations compete with a small number of individual and group life reinsurers primarily on the bases of price, service, and financial strength.

FOR THE THREE MONTHS ENDED MARCH 31 (IN THOUSANDS)             2003           2002
                                                             --------       --------
REVENUES:
  Net premiums                                               $ 48,586       $ 46,533
  Investment income, net of related expenses                   19,766         15,605
  Realized investment losses, net                                (263)           (81)
  Other revenues                                                  (65)           (29)
                                                             --------       --------
    Total revenues                                             68,024         62,028

BENEFITS AND EXPENSES:
  Claims and other policy benefits                             49,130         45,723
  Interest credited                                               289             --
  Policy acquisition costs and other insurance expenses         5,593          5,217
  Other operating expenses                                      2,385          2,243
                                                             --------       --------
    Total benefits and expenses                                57,397         53,183

    Income before income taxes                               $ 10,627       $  8,845
                                                             --------       --------

Income before income taxes increased by 20.1% to $10.6 million in the first quarter of 2003. Excluding realized investment losses, income before income taxes was $10.9 million compared to $8.9 million in the prior year period. The increase is primarily the result of lower than expected death claims and the effects of changes in the foreign exchange rates during 2003 compared to 2002. Strengthening of the Canadian dollar during 2003 positively affected the reported income before income taxes by $0.5 million or 4.5% in the first quarter.

Net premiums increased 4.4% to $48.6 million during the first quarter of 2003. The increase is primarily the result of normal production offset by lower than anticipated premium on certain treaties. The increase in strength of the Canadian dollar contributed $2.6 million or 5.6% to net premiums reported during the quarter. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 26.7% in the first quarter of 2003, primarily due to an increase in the invested asset base. Further, the strengthening of the foreign exchange rate had a positive impact of $1.0 million or 5.2%. The invested asset base growth is due to operating cash flows on traditional reinsurance and annuity transactions and interest on the growth of funds withheld at interest.

Claims and other policy benefits increased by 7.5% during the first quarter of 2003. Claims and other policy benefits as a percentage of net premiums were 101.1% in the first quarter of 2003 compared to 98.3% in 2002. The increased percentage is primarily the result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios and increase over time. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Claims and other policy benefits as a percentage of net premiums and investment income were 71.9% and 73.6% for the first quarter of 2003 and 2002, respectively. The Company expects mortality to fluctuate somewhat from period to period but exhibits less volatility over longer periods of time.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.5% for the first quarter of 2003 compared to 11.2% in the prior-year period. Policy acquisition costs as a percentage of net premiums are affected by the level of creditor business, which upon loss of life, reinsures the amount of unpaid principal on mortgage or auto loans. This type of reinsurance has significant allowances for commissions. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 10.0% for the first quarter of 2003 compared to 9.1% in the prior-year period. The increase is primarily due to the mix of business in the segment, which varies from period to period, primarily due to new production.

OTHER INTERNATIONAL OPERATIONS

The Other International Operations reportable segment comprises the Asia Pacific segment and the Europe & South Africa segment. The Asia Pacific segment provides life reinsurance for a variety of life products, critical illness (paid on the earlier of death or diagnosis of a pre-defined critical illness), disability income, and financial reinsurance to life insurance companies throughout the Asian region, with primary focus on Australia, Hong Kong, Japan, Malaysia, South Korea, and Taiwan. The Europe & South Africa segment provides life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements and the reinsurance of accelerated critical illness coverage. The Europe & South Africa segment has business primarily from the United Kingdom, South Africa and Spain. Reinsurance agreements for both segments may be either facultative or automatic agreements covering primarily individual risks and in some markets group risks. Each segment operates multiple offices throughout each region to best meet the needs of the local client companies.

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)

                                                                                         TOTAL
                                                        ASIA        EUROPE & SOUTH       OTHER
                                                      PACIFIC           AFRICA       INTERNATIONAL
                                                      -------           ------       -------------
REVENUES:
  Net premiums                                        $ 42,410         $ 83,877         $126,287
  Investment income, net of related expenses             2,727              840            3,567
  Realized investment gains (losses), net                 (387)             825              438
  Other revenues                                           200             (176)              24
                                                      --------         --------         --------
    Total revenues                                      44,950           85,366          130,316

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      27,264           53,783           81,047
  Policy acquisition costs and other insurance
   expenses                                             11,522           25,534           37,056
  Other operating expenses                               4,527            3,440            7,967
  Interest expense                                         269              200              469
                                                      --------         --------         --------
    Total benefits and expenses                         43,582           82,957          126,539

    Income before income taxes                        $  1,368         $  2,409         $  3,777
                                                      --------         --------         --------

FOR THE THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS)

                                                                                         TOTAL
                                                        ASIA        EUROPE & SOUTH       OTHER
                                                      PACIFIC           AFRICA       INTERNATIONAL
                                                      -------           ------       -------------
REVENUES:
  Net premiums                                        $ 33,152         $ 40,213         $ 73,365
  Investment income, net of related expenses             1,369              231            1,600
  Realized investment losses, net                          (50)            (295)            (345)
  Other revenues                                           696                6              702
                                                      --------         --------         --------
    Total revenues                                      35,167           40,155           75,322

BENEFITS AND EXPENSES:
  Claims and other policy benefits                      22,568           25,190           47,758
  Policy acquisition costs and other insurance
   expenses                                              8,224           11,948           20,172
  Other operating expenses                               2,731            2,487            5,218
  Interest expense                                         173               78              251
                                                      --------         --------         --------
    Total benefits and expenses                         33,696           39,703           73,399

    Income before income taxes                        $  1,471         $    452         $  1,923
                                                      --------         --------         --------

Income before income taxes during the first quarter of 2003 doubled from $1.9 million to $3.8 million, driven by a 72.1% growth in premiums from $73.4 million to $126.3 million. Most of the growth is attributable to growth in the Europe & South Africa segment, in which premiums grew 108.6% during the first quarter of 2003. The growth has been generated by new business premiums from facultative and automatic treaties and renewal premiums from existing treaties, including premiums associated with accelerated critical illness coverage. Premiums in the Asia Pacific segment grew by 27.9% during the first quarter of 2003 through a combination of new clients and new business from existing clients. Premiums associated with critical illness coverage totaled $41.1 million for the quarter ended March 31, 2003 compared with $19.5 million for the same period in 2002.

Net investment income increased to $3.6 million in the first quarter of 2003 due to an increase in allocated assets supporting the growth in the overall business. Investment income and realized investment gains and losses are allocated to the operating segments on the basis of capital required to support underlying business and investment performance varies with the composition of investments and the relative allocation of capital to units. Other income declined because of the run-off of financial reinsurance in Asia Pacific.

Claims and other policy benefits, as a percentage of net premiums, were 64.2% and 65.1%, in the first quarter of 2003 and 2002, respectively. Claims as a percentage of premiums in Asia Pacific improved from 68.1% to 64.3%, while the experience in Europe & South Africa claims worsened slightly from 62.6% to 64.1%. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. The level of death claims may fluctuate from period to period, but exhibits less volatility over the long term. The Company monitors mortality trends to evaluate the appropriateness of reserve levels and periodically adjusts the reserve levels.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 29.3% in the first quarter of 2003 compared to 27.5% in 2002. These percentages fluctuate due to the timing of client company reporting and variations in the mixture of business being written, along with the mix of new and renewal business. Other operating expenses declined from 7.1% of premiums in 2002 to 6.3% in 2003; over time, sustained growth in premiums should lessen the burden of start-up expenses and expansion costs. Interest expense increased in 2003 over 2002 due to higher interest rates and an increase in debt levels in Europe & South Africa to support the growth in operations.

CORPORATE AND OTHER OPERATIONS

Corporate and Other operations include investment income on invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized capital gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million, 5.75% mandatorily redeemable trust preferred securities. Additionally, Corporate and Other operations includes results from the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina.

FOR THE THREE MONTHS ENDED MARCH 31 (IN THOUSANDS)                 2003             2002
                                                               --------         --------
REVENUES:
  Net premiums                                                 $    437         $  1,509
  Investment income, net of related expenses                      4,777            9,832
  Realized investment losses, net                                (1,898)          (1,684)
  Other revenues                                                  1,087             (520)
                                                               --------         --------
    Total revenues                                                4,403            9,137

BENEFITS AND EXPENSES:
  Claims and other policy benefits                               (1,917)             491
  Interest credited                                                  47               --
  Policy acquisition costs and other insurance expenses             579              872
  Other operating expenses                                        4,393            3,506
  Interest expense                                                8,490            8,303
                                                               --------         --------
    Total benefits and expenses                                  11,592           13,172
    Loss before income taxes                                   $ (7,189)        $ (4,035)
                                                               --------         --------

Loss before income taxes increased 78.2% during the first quarter of 2003 primarily due to decreases in net premiums and investment income, offset in part by realized foreign currency gains related to the Company's Argentine privatized pension business. Investment income decreased 51.4% during the first quarter of 2003 primarily due to a decrease in the amount of unallocated investments. The segment reported negative claims and other policy benefits as a result of foreign currency gains on its Argentine peso business. Other operating expenses increased $0.9 million during the first quarter of 2003, partially due to $0.4 million in compensation expense associated with the granting of stock options in January 2003.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $0.4 million for 2003 compared to a loss, net of taxes, of $1.3 million for the first quarter of 2002. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash flows from operating activities for the periods ended March 31, 2003 and 2002 were $131.1 million and $81.0 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a high quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and generally can be easily sold to meet the Company's obligations, if necessary.

Net cash used in investing activities was $204.6 million and $215.5 million in 2003 and 2002, respectively. Changes in cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities.

Net cash provided by financing activities was $105.7 million and $22.1 million in 2003 and 2002, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts.

RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 15, "Long-Term Debt," and 16, "Issuance of Trust Piers Units," in the Annual Report), and repurchases of RGA common stock under a plan approved by the board of directors. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of March 31, 2003, the Company had $344.7 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At March 31, 2003, Reinsurance Company of Missouri, Incorporated ("RCM") and RGA Canada had statutory capital and surplus of $576.3 million and $200.6 million, respectively. RCM's primary asset is its investment in RGA Reinsurance Company, the Company's principal operating subsidiary based in Missouri. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

The Company's $140 million U.S. credit facility expires in May 2003. As of March 31, 2003, the Company had $10 million in outstanding borrowings under this facility and is currently in the process of renewing the facility. The Company can give no assurances that it will be successful in negotiating the renewal, and if successful, that the terms, including cost, will be comparable to the current terms. As of March 31, 2003, the average interest rate on long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.53%. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.

Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the plan approved by the board of directors, and to meet its other obligations.

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

INVESTMENTS

The Company had total cash and invested assets of $7.2 billion and $5.6 billion at March 31, 2003 and 2002, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the operating companies Boards of Directors periodically review the investment portfolios of the international subsidiaries. The RGA Board of Directors also reviews all material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The Company's earned yield on invested assets was 6.67% through March 31, 2003, compared with 6.64% through March 31, 2002. See "Note 5
- INVESTMENTS" in the Notes to Consolidated Financial Statements of the Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities, and mortgage and asset-backed securities. As of March 31, 2003, approximately 97% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 33.2% of fixed maturity securities as of March 31, 2003, an increase from 32.2% as of December 31, 2002. A majority of these securities were classified as corporate securities, with an average Standard and Poor's ("S&P") rating of A at March 31, 2003. The Company owns floating rate securities that represent approximately 2.2% of fixed maturity securities at March 31, 2003, compared to 2.8% at December 31, 2002. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

Within the fixed maturity security portfolio, the Company holds approximately $114.9 million in asset-backed securities at March 31, 2003, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. Approximately 35.9%, or $41.2 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. As of March 31, 2003, the Company held fixed maturities with a cost basis of $16.5 million and a market value of $18.1 million, or 0.5% of fixed maturities, that were non-income producing. Securities, based on management's judgment, with an other-than-temporary impairment in value are written down to fair value. The Company recorded other-than-temporary write-downs of $8.8 million and $8.3 million as of March 31, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings and deterioration in collateral value supporting certain asset-backed securities. During 2003, the Company sold fixed maturity securities with a fair value of $108.6 million at a net loss of $10.5 million.

The following table presents the total gross unrealized losses for fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                                     At March 31, 2003
                                                       -----------------------------------------------
                                                        Gross Unrealized
                                                             Losses                   % of Total
                                                       -------------------        --------------------
           Less than 20%                                          $36,576                       55.7%
           20% or more for less than six months                    20,454                       31.1%
           20% or more for six months or greater                    8,648                       13.2%
                                                                  -------                      ------
                Total                                             $65,678                      100.0%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and continuing effects of the September 11, 2001 tragedies. Substantially all of the $8.6 million in unrealized losses on fixed maturity securities whose book has exceeded market 20% or more for six months or longer were related to Canadian zero coupon bonds whose maturities are long term. Small movements in interest rates can have a significant impact on the fair value of these securities due to their long-term duration. The issuers of these bonds are substantially all highly rated Canadian corporations or government agencies.

The following table presents the total gross unrealized losses for fixed maturity securities as of March 31, 2003, by class of security, and broken out between investment and non-investment grade investments whose market value has been below amortized cost for the length of time indicated (in thousands):

                                                                        Number of months
                                                       ------------------------------------------------
                                                                      More than
                                                                       six, but
                                                        Less than     less than     Over
                                                           six          twelve     twelve        Total
                                                           ---          ------     ------        -----
  Investment grade securities:
     Commercial and industrial                          $ 5,135       $   273     $20,288      $25,696
     Public utilities                                       568            --      11,246       11,814
     Asset-backed securities                              3,828         2,265       3,316        9,409
     Canadian and Canadian provincial governments           142            --       6,822        6,964
     Mortgage-backed securities                             587            --          92          679
     Finance                                                163           225         255          643
     U.S. government and agencies                            76            --          --           76
     Foreign governments                                     36            --          --           36
                                                         ------         -----      ------       ------
            Investment grade securities                  10,535         2,763      42,019       55,317
                                                         ------         -----      ------       ------

                                                                      More than
                                                                       six, but
                                                        Less than     less than      Over
                                                           six          twelve      twelve      Total
                                                           ---          ------      ------      -----
  Non-investment grade securities:
     Commercial and industrial                            1,549            --         709        2,258
     Public utilities                                     2,007            --          93        2,100
     Asset-backed securities                              2,150            --       2,748        4,898
     Finance                                                848           156         101        1,105
                                                        -------        ------     -------      -------
           Non-investment grade securities                6,554           156       3,651       10,361
                                                        -------        ------     -------      -------
                 Total                                  $17,089        $2,919     $45,670      $65,678
                                                        =======        ======     =======      =======

Approximately $35.9 million of the total unrealized losses were related to securities issued by the airline, financial, automotive, telecommunication, and utility sectors. These securities have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and continuing effects of the September 11, 2001 tragedies. The Company believes that the analysis of each such security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of March 31, 2003.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Substantially all mortgage loans are performing and no valuation allowance has been established as of March 31, 2003.

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

Funds withheld at interest comprised approximately 30.4% and 29.7% of the Company's investments as of March 31, 2003 and December 31, 2002, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2003 from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.

NEW ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("FASB B36"). In this new guidance, the FASB has concluded that funds withheld by a ceding company, for modified coinsurance and coinsurance with funds withheld contracts, may contain an embedded derivative which should be bifurcated and valued. The effective date of the implementation guidance is the first day of the first fiscal quarter beginning after September 15, 2003. As of March 31, 2003, the Company has not separately reported any potential embedded derivatives associated with these contracts, which it believes is consistent with industry practice. At this time, the Company has not estimated the impact, if any, that the adoption of FASB B36 will have on its financial position or results of operations.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Interpretation No. 46, "Consolidation of Variable Interest

Entities," and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The adoption of these provisions did not materially affect the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). The Company recorded pre-tax compensation expense of approximately $0.4 million during the first quarter of 2003 associated with stock option grants issued during January 2003.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality and claims experience, (2) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (3) competitive factors and competitors' responses to our initiatives, (4) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (5) changes in our financial strength and credit ratings or those of Metropolitan Life Insurance Company ("MetLife") or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) changes in investment portfolio yields or values due to interest rate or credit quality changes, (8) the stability of governments and economies in the markets in which we operate,
(9) adverse litigation or arbitration results, (10) the success of our clients,
(11) successful execution of our entry into new markets, (12) successful development and introduction of new products and distribution opportunities,
(13) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (14) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (15) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission ("SEC").

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and described in the periodic reports we file with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

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

(b) Changes in Internal Controls. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of March 31, 2003, the ceding companies involved in these disputes have raised claims that are $43.2 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $8.0 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21 to the Consolidated Financial Statements, "Discontinued Operations", in the Annual Report, for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)   See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended March 31, 2003:

      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Reinsurance Group of America, Incorporated

                                      By: /s/ A. Greig Woodring  May 13, 2003
                                          --------------------------------------
                                                  A. Greig Woodring
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)


                                      /s/ Jack B. Lay              May 13, 2003
                                      ------------------------------------------
                                                    Jack B. Lay
                              Executive Vice President & Chief Financial Officer
                               (Principal Financial and Accounting Officer)

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


Date:  May 13, 2003                           /s/ A. Greig Woodring
                                                A. Greig Woodring
                                       President & Chief Executive Officer

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


Date:  May 13, 2003                           /s/ Jack B. Lay
                                                  Jack B. Lay
                                                  Executive Vice President
                                                  & Chief Financial Officer

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