Form 10-Q
period 2003-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2003-08-14
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [ ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

         COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 2003:
                               49,803,595 SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                                                PAGE
----                                                                                                ----


                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 2003 and December 31, 2002                                                           3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and six months ended June 30, 2003 and 2002                                             4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2003 and 2002                                                       5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                                                    6

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                10

3        Qualitative and Quantitative Disclosures About Market Risk                                   25

4        Controls and Procedures                                                                      25


                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                                            26

4        Submission of Matters to a Vote of Security Holders                                          26

6        Exhibits and Reports on Form 8-K                                                             26

         Signatures                                                                                   27

         Index to Exhibits                                                                            28

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                                                    June 30,        December 31,
                                                                                      2003              2002
                                                                                  ------------      ------------
                                                                                      (Dollars in thousands)
      ASSETS
Fixed maturity securities:
  Available-for-sale at fair value (amortized cost of $3,593,759 and
    $3,332,717 at June 30, 2003 and December 31, 2002, respectively)              $  3,941,006      $  3,502,703
Mortgage loans on real estate                                                          360,319           227,492
Policy loans                                                                           842,933           841,120
Funds withheld at interest                                                           2,333,860         1,975,071
Short-term investments                                                                  20,485             4,269
Other invested assets                                                                  117,792            99,540
                                                                                  ------------      ------------
      Total investments                                                              7,616,395         6,650,195
Cash and cash equivalents                                                              158,282            88,101
Accrued investment income                                                               66,819            35,514
Premiums receivable                                                                    309,093           253,892
Reinsurance ceded receivables                                                          409,800           452,220
Deferred policy acquisition costs                                                    1,259,594         1,084,936
Other reinsurance balances                                                             372,519           288,833
Other assets                                                                            72,771            38,906
                                                                                  ------------      ------------
      Total assets                                                                $ 10,265,273      $  8,892,597
                                                                                  ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Future policy benefits                                                            $  2,781,626      $  2,430,042
Interest sensitive contract liabilities                                              3,851,394         3,413,462
Other policy claims and benefits                                                       870,692           760,166
Other reinsurance balances                                                             267,845           233,286
Deferred income taxes                                                                  402,875           291,980
Other liabilities                                                                      115,289            55,235
Long-term debt                                                                         377,042           327,787
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely junior subordinated debentures of the Company                   158,232           158,176
                                                                                  ------------      ------------
      Total liabilities                                                              8,824,995         7,670,134
Commitments and contingent liabilities                                                      --                --
Stockholders' Equity:
  Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
    shares issued or outstanding)                                                           --                --
  Common stock (par value $.01 per share; 75,000,000 shares authorized,
    51,053,273 shares issued at June 30, 2003 and December 31, 2002,
    respectively)                                                                          511               511
    Warrants                                                                            66,915            66,915
    Additional paid-in-capital                                                         614,144           613,042
    Retained earnings                                                                  549,651           480,301
    Accumulated other comprehensive income:
     Accumulated currency translation adjustment, net of income taxes                   36,589               715
     Unrealized appreciation of securities, net of income taxes                        208,707           102,768
                                                                                  ------------      ------------
        Total stockholders' equity before treasury stock                             1,476,517         1,264,252
Less treasury shares held of 1,273,068 and 1,596,629 at cost at
  June 30, 2003 and December 31, 2002, respectively                                    (36,239)          (41,789)
                                                                                  ------------      ------------
  Total stockholders' equity                                                         1,440,278         1,222,463
                                                                                  ------------      ------------
  Total liabilities and stockholders' equity                                      $ 10,265,273      $  8,892,597
                                                                                  ============      ============



See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                         Three months ended               Six months ended
                                                                              June 30,                        June 30,
                                                                     ---------------------------     ---------------------------
                                                                        2003            2002            2003            2002
                                                                     -----------     -----------     -----------     -----------
                      (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                                      $   582,561     $   465,258     $ 1,127,776     $   934,363
   Investment income, net of related expenses                            115,936          90,267         223,081         178,280
   Realized investment gains (losses), net                                 4,044          (8,426)         (5,784)        (12,017)
   Other revenues                                                         11,834          10,210          22,851          16,895
                                                                     -----------     -----------     -----------     -----------
       Total revenues                                                    714,375         557,309       1,367,924       1,117,521

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                      452,632         366,770         876,237         754,496
   Interest credited                                                      43,867          29,896          84,663          57,621
   Policy acquisition costs and other insurance expenses                 114,988          84,804         219,569         156,303
   Other operating expenses                                               26,837          21,859          52,592          41,376
   Interest expense                                                        9,042           8,915          18,001          17,469
                                                                     -----------     -----------     -----------     -----------
       Total benefits and expenses                                       647,366         512,244       1,251,062       1,027,265
                                                                     -----------     -----------     -----------     -----------

       Income from continuing operations before income taxes              67,009          45,065         116,862          90,256

   Provision for income taxes                                             23,423          16,141          40,116          32,296
                                                                     -----------     -----------     -----------     -----------

       Income from continuing operations                                  43,586          28,924          76,746          57,960

   Discontinued operations:
           Loss from discontinued accident and health operations,
                net of income taxes                                       (1,027)           (873)         (1,445)         (2,129)
                                                                     -----------     -----------     -----------     -----------

           Net income                                                $    42,559     $    28,051     $    75,301     $    55,831
                                                                     ===========     ===========     ===========     ===========

Earnings per share from continuing operations:

   Basic earnings per share                                          $      0.88     $      0.59     $      1.55     $      1.17
                                                                     ===========     ===========     ===========     ===========

   Diluted earnings per share                                        $      0.87     $      0.58     $      1.54     $      1.17
                                                                     ===========     ===========     ===========     ===========

Earnings per share from net income:

   Basic earnings per share                                          $      0.86     $      0.57     $      1.52     $      1.13
                                                                     ===========     ===========     ===========     ===========

   Diluted earnings per share                                        $      0.85     $      0.56     $      1.51     $      1.12
                                                                     ===========     ===========     ===========     ===========

Dividends declared per share                                         $      0.06     $      0.06     $      0.12     $      0.12
                                                                     ===========     ===========     ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six months ended
                                                                                            June 30,
                                                                                 -----------------------------
                                                                                    2003              2002
                                                                                 -----------       -----------
                                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $    75,301       $    55,831
     Adjustments to reconcile net income to net cash provided by operating activities:
          Change in:
              Accrued investment income                                              (30,692)          (29,753)
              Premiums receivable                                                    (73,708)           (6,592)
              Deferred policy acquisition costs                                     (152,201)         (102,025)
              Reinsurance ceded balances                                              42,420           (66,795)
              Future policy benefits, other policy claims and benefits, and
               other reinsurance balances                                            274,103           342,947
              Deferred income taxes                                                   36,430            34,080
              Other assets and other liabilities                                      29,585           (63,564)
          Amortization of net investment discounts and other                         (20,929)          (19,483)
          Realized investment losses, net                                              5,784            12,017
          Other, net                                                                 (14,056)           (8,920)
                                                                                 -----------       -----------
Net cash provided by operating activities                                            172,037           147,743

CASH FLOWS FROM INVESTING ACTIVITIES:

     Sales and maturities of fixed maturity securities - available for sale        1,000,392           885,427
     Purchases of fixed maturity securities - available for sale                  (1,111,533)       (1,163,189)
     Cash invested in policy loans and mortgage loans on real estate                (141,016)          (42,698)
     Cash invested in funds withheld at interest                                     (35,888)          (42,012)
     Principal payments on mortgage loans on real estate                               6,607             7,215
     Change in short-term investments and other invested assets                      (30,820)          121,260
                                                                                 -----------       -----------
Net cash used in investing activities                                               (312,258)         (233,997)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends to stockholders                                                        (5,951)           (5,930)
     Borrowings under credit agreements                                               46,618                --
     Purchase of treasury stock                                                           --            (6,594)
     Exercise of stock options                                                         5,550               643
     Excess deposits on universal life and other
          investment type policies and contracts                                     160,229            60,341
                                                                                 -----------       -----------
Net cash provided by financing activities                                            206,446            48,460
Effect of exchange rate changes                                                        3,956              (989)
                                                                                 -----------       -----------
Change in cash and cash equivalents                                                   70,181           (38,783)
Cash and cash equivalents, beginning of period                                        88,101           226,670
                                                                                 -----------       -----------
Cash and cash equivalents, end of period                                         $   158,282       $   187,887
                                                                                 ===========       ===========

Supplementary disclosure of cash flow information:

     Amount of interest paid                                                     $    14,468       $    17,172
     Amount of income taxes paid                                                 $     4,177       $    15,777


See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 ("Annual Report").

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2003 presentation.

Accounting Changes. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and as amended by SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," prospectively to all awards granted, modified or settled on or after January 1, 2003. The effects on net income and earnings per share from net income if the fair value based method had been applied to all awards since the effective date of SFAS No. 123 for the periods presented below were (in thousands, except per share amounts):

                                                   -------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      2003             2002              2003            2002
                                                   ---------------------------       ---------------------------
Net income as reported                             $   42,559       $   28,051       $   75,301       $   55,831
  Add compensation expense included in net
  income                                                  272               --              543               --
  Deduct total fair value of compensation
  expense for all awards, net of income taxes            (942)            (751)          (1,895)          (1,512)
                                                   ----------       ----------       ----------       ----------
      Pro forma net income                         $   41,889       $   27,300       $   73,949       $   54,319
Net income per share:
  As reported - basic                              $     0.86       $     0.57       $     1.52       $     1.13
  Pro forma - basic                                $     0.84       $     0.55       $     1.49       $     1.10
  As reported - diluted                            $     0.85       $     0.56       $     1.51       $     1.12
  Pro forma - diluted                              $     0.84       $     0.55       $     1.48       $     1.09
                                                   ----------       ----------       ----------       ----------

2.        EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

                                                ----------------------------------------------
                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                  2003         2002         2003         2002
                                                --------------------     --------------------
Earnings:
  Income from continuing operations
   (numerator for basic and diluted
   calculations)                                $43,586      $28,924      $76,746      $57,960
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)           49,741       49,304       49,646       49,362
  Equivalent shares from outstanding stock
   options                                          222          365          188          341
                                                -------      -------      -------      -------
  Denominator for diluted calculation            49,963       49,669       49,834       49,703
Earnings per share:
  Basic                                         $  0.88      $  0.59      $  1.55      $  1.17
  Diluted                                       $  0.87      $  0.58      $  1.54      $  1.17
                                                -------      -------      -------      -------

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three and six month periods ended June 30, 2003, approximately 1.4 million in outstanding stock options were not included in the calculation of common equivalent shares. For the three and six month periods ended June 30, 2002, approximately 0.9 million in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods. Diluted earnings per share exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of outstanding warrants to purchase Company common stock, as the Company could repurchase more shares than it issues with the exercise proceeds.

3.       COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income for the three- and six-month periods ended June 30, 2003 and 2002 (in thousands):

                                         ----------------------------------------------------------------------------
                                                 THREE MONTHS ENDED                         SIX MONTHS ENDED
                                         JUNE 30, 2003        JUNE 30, 2002        JUNE 30, 2003        JUNE 30, 2002
                                         ----------------------------------        ----------------------------------

Net income                               $     42,559         $     28,051         $     75,301         $     55,831
Accumulated other comprehensive
 income, net of income taxes:
  Unrealized gains on securities              121,683               52,731              105,939                6,943
  Foreign currency items                       26,173               13,364               35,874               29,899
                                         ------------         ------------         ------------         ------------
    Comprehensive income                 $    190,415         $     94,146         $    217,114         $     92,673
                                         ------------         ------------         ------------         ------------

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

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the Annual Report. The Company measures segment performance based on profit or loss from operations before income taxes. There are no intersegment transactions, and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Information related to total revenues and income (loss) from continuing operations before income taxes for each reportable segment are summarized below (in thousands).


                                           -----------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                            JUNE 30, 2003        JUNE 30, 2002        JUNE 30, 2003        JUNE 30, 2002
                                            ----------------------------------        ----------------------------------
REVENUES
  U.S.                                      $    476,506         $    403,547         $    927,312         $    817,272
  Canada                                          77,175               61,766              145,199              123,794
  Other International                            153,573               86,369              283,889              161,691
  Corporate and Other                              5,627               11,524               14,764                7,121
                                            ------------         ------------         ------------         ------------
    Total from continuing operations        $    714,375         $    557,309         $  1,367,924         $  1,117,521
                                            ------------         ------------         ------------         ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES

  U.S.                                      $     55,761         $     38,491         $     98,399         $     76,949
  Canada                                          13,429                9,905               24,056               18,750
  Other International                              8,429                2,751               12,206                4,674
  Corporate and Other                            (10,610)              (6,082)             (17,799)             (10,117)
                                            ------------         ------------         ------------         ------------
    Total from continuing operations        $     67,009         $     45,065         $    116,862         $     90,256
                                            ------------         ------------         ------------         ------------

Other International assets increased approximately 52.2% from the amounts disclosed in Note 17 of the Annual Report, primarily due to the continued growth in the Europe & South Africa and Asia Pacific segments. Latin America assets have been reclassified between U.S. and Corporate and Other segments.

5.       COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of June 30, 2003, the ceding companies involved in these disputes have raised claims that are $50.3 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $7.6 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2002 Annual Report for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position, but could have a positive or negative effect on net income.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At June 30, 2003, there were approximately $42.9 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados)

Ltd. As of June 30, 2003, $362.7 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace. The letters of credit are issued for a term of one year and renew automatically unless the issuing bank provides the Company with at least thirty days notice of their intent not to renew.

RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain credit facilities and reinsurance treaties, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $148.8 million as of June 30, 2003 and are reflected on the Company's consolidated balance sheet as future policy benefits. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2003, RGA's exposure related to credit facility guarantees was $37.6 million and had a maximum potential exposure of $48.4 million.

6.       NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation , the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company is in the process of quantifying the impact of SOP 03-1 on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, the Company adopted these provisions of SFAS 150, which did not materially affect the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The Company does not expect the application of FAS 149 to have a material effect on its financial position or results of operations.

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003. The Company is in the process of quantifying of the impact of the adoption of Issue B36 on its consolidated financial statements.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and FASB Interretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees,

Including Indirect Guarantees of Indebtedness of Others." The adoption of these provisions did not materially affect the Company's financial position or results of operations.

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

The U.S. operations provide traditional life, asset-intensive, and financial reinsurance products. The Canada operations provide insurers with traditional life reinsurance as well as creditor and critical illness products. The Asia Pacific operations provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. The Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe and South Africa, in addition to other markets being developed by the Company. The Corporate and Other segment results include corporate investment activity, general corporate expenses, interest expense of RGA, and the provision for income tax expense (benefit). The Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss from continuing operations before income taxes.

Consolidated income from continuing operations before income taxes increased $21.9 million for the second quarter and $26.6 million for the six months ended June 30, 2003, as compared to the respective prior-year periods. After-tax diluted earnings per share from continuing operations were $0.87 and $1.54 for the second quarter and first six months of 2003, respectively, compared to $0.58 and $1.17 for the comparable prior-year periods.

Consolidated investment income, net of related expenses, increased 28.4% and 25.1% during the second quarter and first six months of 2003, respectively, primarily due to a larger invested asset base. Invested assets as of June 30, 2003 totaled $7.6 billion, a 38.2% increase over June 30, 2002. The average yield earned on investments was 6.67% for the second quarter of 2003 compared to 6.68% for the same period in 2002. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The consolidated provision for income taxes increased 45.1% and 24.2% for the second quarter and first six months of 2003, respectively, primarily a result of a higher income from continuing operations before income taxes during the current year. The effective tax rate was 35.0% for the second quarter and 34.3% for the first six months of 2003, compared to 35.8% for both comparable prior-year periods. The decrease in the effective tax rate was primarily due to earnings in certain foreign subsidiaries, which resulted in a release of valuation allowances in those entities, and a reduction in foreign country tax rates.

Further discussion and analysis of the results for 2003 compared to 2002 are presented by segment.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS):
                                                        ----------------------------------------------------------------
                                                        TRADITIONAL                NON-TRADITIONAL              TOTAL
                                                                             ASSET-           FINANCIAL          U.S.
                                                                           INTENSIVE         REINSURANCE
                                                        -----------        ---------         ------------      ---------

REVENUES:
  Net premiums                                          $ 378,382          $   1,006         $      --         $ 379,388
  Investment income, net of related expenses               45,175             42,204                --            87,379
  Realized investment gains (losses), net                    (714)             1,148                --               434
  Other revenues                                              884              1,766             6,655             9,305
                                                        ---------          ---------         ---------         ---------
     Total revenues                                       423,727             46,124             6,655           476,506

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        297,525              1,771                --           299,296
  Interest credited                                        14,931             28,580                --            43,511
  Policy acquisition costs and other insurance
    expenses                                               56,714              8,003             2,721            67,438
  Other operating expenses                                  8,484                826             1,190            10,500
                                                        ---------          ---------         ---------         ---------
       Total benefits and expenses                        377,654             39,180             3,911           420,745

       Income from continuing operations before
         income taxes                                   $  46,073          $   6,944         $   2,744         $  55,761
                                                        ---------          ---------         ---------         ---------


FOR THE THREE MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS):
                                                       ------------------------------------------------------------------
                                                       TRADITIONAL                 NON-TRADITIONAL              TOTAL
                                                                            ASSET-            FINANCIAL          U.S.
                                                                          INTENSIVE          REINSURANCE
                                                       -----------        ---------          -----------      ---------
REVENUES:
  Net premiums                                          $ 336,426          $   1,125          $      --         $ 337,551
  Investment income, net of related expenses               39,454             22,730                 24            62,208
  Realized investment losses, net                            (986)            (4,524)                --            (5,510)
  Other revenues                                              686              2,908              5,704             9,298
                                                        ---------          ---------          ---------         ---------
     Total revenues                                       375,580             22,239              5,728           403,547

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        266,112              1,715                 --           267,827
  Interest credited                                        14,063             15,118                 --            29,181
  Policy acquisition costs and other insurance
    expenses                                               52,002              4,584              1,938            58,524
  Other operating expenses                                  6,878                186              2,460             9,524
                                                        ---------          ---------          ---------         ---------
       Total benefits and expenses                        339,055             21,603              4,398           365,056

       Income from continuing operations before
         income taxes                                   $  36,525          $     636          $   1,330         $  38,491
                                                        ---------          ---------          ---------         ---------

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS):
                                                       ------------------------------------------------------------------
                                                       TRADITIONAL                NON-TRADITIONAL                 TOTAL
                                                                             ASSET-            FINANCIAL           U.S.
                                                                           INTENSIVE          REINSURANCE
                                                       -----------         ---------          -----------       ---------

REVENUES:
  Net premiums                                          $ 747,189          $   2,104          $      --         $ 749,293
  Investment income, net of related expenses               87,876             78,538                 --           166,414
  Realized investment losses, net                          (5,958)            (1,713)                --            (7,671)
  Other revenues                                            2,697              3,013             13,566            19,276
                                                        ---------          ---------          ---------         ---------
     Total revenues                                       831,804             81,942             13,566           927,312

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        591,251              3,390                 --           594,641
  Interest credited                                        30,250             53,721                 --            83,971
  Policy acquisition costs and other insurance
    expenses                                              107,519             16,031              5,241           128,791
  Other operating expenses                                 16,939              1,938              2,633            21,510
                                                        ---------          ---------          ---------         ---------
       Total benefits and expenses                        745,959             75,080              7,874           828,913

       Income from continuing operations before
         income taxes                                   $  85,845          $   6,862          $   5,692         $  98,399
                                                        ---------          ---------          ---------         ---------


FOR THE SIX MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS):

                                                       ------------------------------------------------------------------
                                                       TRADITIONAL                 NON-TRADITIONAL                TOTAL
                                                                             ASSET-            FINANCIAL           U.S.
                                                                           INTENSIVE          REINSURANCE
                                                       -----------         ---------          -----------       ---------

REVENUES:
  Net premiums                                          $ 683,256          $   1,993          $      --         $ 685,249
  Investment income, net of related expenses               76,609             46,448                127           123,184
  Realized investment losses, net                          (3,031)            (3,960)                --            (6,991)
  Other revenues                                              806              3,169             11,855            15,830
                                                        ---------          ---------          ---------         ---------
     Total revenues                                       757,640             47,650             11,982           817,272

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        553,866              7,716                 --           561,582
  Interest credited                                        28,095             28,811                 --            56,906
  Policy acquisition costs and other insurance
    expenses                                               93,495              6,429              3,838           103,762
  Other operating expenses                                 13,295                386              4,392            18,073
                                                        ---------          ---------          ---------         ---------
       Total benefits and expenses                        688,751             43,342              8,230           740,323

       Income from continuing operations before
         income taxes                                   $  68,889          $   4,308          $   3,752         $  76,949
                                                        ---------          ---------          ---------         ---------


Income before income taxes for the U.S. operations segment totaled $55.8 million and $98.4 million for the second quarter and first six months of 2003, an increase of 44.9% and 27.9% from the comparable prior-year periods. The increase in income is primarily the result of favorable claim experience and premium growth compared to the same period last year. The claims and other policy benefits as a percent of net premiums (loss ratio) for the Traditional sub-segment declined to 78.6% and 79.1% for the second quarter and first six months of 2003, a decrease from 79.1% and 81.1% from the comparable prior-year periods, a reflection of the improved claim experience. Premium growth for the Traditional sub-segment was 12.5% and 9.4% for the second quarter and first six months of 2003.

Traditional Reinsurance

The U.S. traditional reinsurance is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the second quarter and first six months of 2003, the Company added $39.4 billion and $65.8 billion face amount of new business, respectively, compared to $37.7 billion and $74.2 billion for the same periods in 2002. Total assumed inforce, as measured by insurance face amount, as of June 30, 2003 for U.S. Operations was $580.4 billion, an increase of 15.6% over the total at June 30, 2002. Management believes industry consolidations and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income from continuing operations before income taxes for U.S. traditional reinsurance increased 26.1% and 24.6% in the second quarter and six months ended 2003, respectively. The increase was due to favorable claim experience and continued premium growth, somewhat offset by an increase in net realized investment losses of $2.9 million.

Net premiums for U.S. traditional reinsurance increased 12.5% and 9.4% in the second quarter and first six months of 2003. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to growth. Additionally, new inforce blocks assumed contributed $23.1 million of the growth for the quarter and year.

Net investment income increased 14.5% and 14.7% in the second quarter and first six months of 2003. The increase is due to growth in the invested asset base, primarily due to increased cash flows from operating activities on traditional reinsurance.

Claims and other policy benefits as a percentage of net premiums were 78.6% and 79.1% in the second quarter and first six months of 2003, respectively, compared to 79.1% and 81.1% for the same periods in 2002. The decrease in the loss ratio for the period is the result of improved claim experience compared to the same period last year. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 15.0% and 14.4% for the second quarter and first six months of 2003, respectively, compared to 15.5% and 13.7% for the same periods in 2002. The increase for the year is related to the proportional increase in the volume of coinsurance business written versus yearly renewable term business. These percentages will fluctuate due to variations in the mixture of business being written.

Other operating expenses, as a percentage of net premiums were 2.2% and 2.3% for the second quarter and first six months of 2003, respectively, compared to 2.0% and 1.9% for the same periods in 2002. These percentages will fluctuate slightly from period to period, but should remain fairly constant over the long term.

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

Income from continuing operations before income taxes for the second quarter and first six months of 2003 was $6.9 million, as compared $0.6 million and $4.3 million, respectively, in the comparable prior-year periods. Contributing to the increase were realized investment gains of $1.1 million for the second quarter of 2003 and realized investment losses of $1.7 million for the first six months of 2003 compared to realized investment losses of $4.5 million and $4.0 million for the comparable prior-year periods.

Total revenues, which are comprised primarily of investment income, increased to $46.1 million and $81.9 million in the second quarter and first six months of 2003, respectively, from $22.2 million and $47.7 million for the comparable prior-year periods. The growth in revenue is the result of new annuity treaties executed in late 2002.

Three new annuity treaties contributed $30.7 million of additional revenues over the prior year. The invested asset base increased from $1.6 billion as of June 30, 2002, to $2.4 billion as of December 31, 2002 to $2.9 billion as of June 30, 2003. Other operating expenses were $826 thousand and $1.9 million for the second quarter and first six months of 2003, respectively, compared to $186 thousand and $386 thousand in the comparable prior-year periods. This increase can be attributed to the significant growth in this sub-segment in recent years.

Financial Reinsurance

The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements. Financial reinsurance agreements represent low risk business that the Company assumes and generally subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income from continuing operations before income taxes increased to $2.7 million and $5.7 million in the second quarter and first six months of 2003, respectively, as compared to $1.3 million and $3.8 million in the prior-year periods. These results are attributed to higher amounts of financial reinsurance outstanding during the respective periods. Financial reinsurance outstanding, as measured by pre-tax statutory surplus, was $831.6 million and $692.3 million as of June 30, 2003 and 2002, respectively. The decrease in operating expenses can be attributed to lower overhead costs being allocated to this sub-segment due to the growth in the asset intensive sub-segment.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned company. RGA Canada is a leading life reinsurer in Canada, assisting clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as creditor and non-guaranteed critical illness products. More than 90% of RGA Canada's premium income is derived from life reinsurance products.




                                                 -------------------------------------------------------------------------------
                                                     FOR THE THREE MONTHS ENDED                    FOR THE SIX MONTHS ENDED
                                                 JUNE 30, 2003         JUNE 30, 2002         JUNE 30, 2003         JUNE 30, 2002
                                                 -------------         -------------         -------------         -------------
REVENUES:
  Net premiums                                   $      52,017         $      44,144         $     100,603         $      90,677
  Investment income, net of related
     expenses                                           21,509                17,776                41,275                33,381
  Realized investment gains (losses), net                3,825                  (105)                3,562                  (186)
  Other revenues                                          (176)                  (49)                 (241)                  (78)
                                                 -------------         -------------         -------------         -------------
    Total revenues                                      77,175                61,766               145,199               123,794

BENEFITS AND EXPENSES:

  Claims and other policy benefits                      56,149                45,103               105,279                90,826
  Interest credited                                        264                   388                   553                   388
  Policy acquisition costs and other
   insurance expenses                                    4,864                 4,045                10,457                 9,262
  Other operating expenses                               2,469                 2,325                 4,854                 4,568
                                                 -------------         -------------         -------------         -------------
    Total benefits and expenses                         63,746                51,861               121,143               105,044

    Income from continuing operations
      before income taxes                        $      13,429         $       9,905         $      24,056         $      18,750
                                                 -------------         -------------         -------------         -------------

Income from continuing operations before income taxes increased by 35.6% and 28.3% in the second quarter and first six months of 2003, respectively. The Canadian dollar has strengthened during the first six months of 2003, which contributed $1.1 million or 8.2% and $1.6 million or 6.7% to the reported income before income taxes for the quarter and the first six months respectively. Current period realized investment gains are related to the sale of fixed maturity securities associated with the restructuring of the investment portfolio to eliminate concentrations in certain issuers.

Net premiums increased 17.8% and 10.9% in the second quarter and first six months of 2003, respectively. The increase in strength of the Canadian dollar contributed $5.1 million or 9.8% and $7.7 million or 7.7% to net premiums reported during the second quarter and first six months of 2003, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 21.0% and 23.6% in the second quarter and first six months of 2003, respectively. The increase is due to an increase in the invested asset base and the strengthening of the foreign exchange rate, the latter of which had an effect of $1.9 million or 8.8% and $2.9 million or 7.0% in the second quarter and first six months of 2003, respectively. The invested asset base growth is due to operating cash flows on traditional reinsurance, interest on the growth of funds withheld at interest and a greater amount of allocated invested assets.

Claims and other policy benefits as a percentage of net premiums were 107.9% and 104.6% in the second quarter and first six months of 2003, respectively, compared to 102.2% and 100.2% in the prior-year periods. The increased percentage is primarily the result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios and should increase over time. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Claims and other policy benefits as a percentage of net premiums and investment income were 76.4% and 74.2% for the quarter and first six months of 2003, respectively, compared to 72.8% and 73.2% in 2002. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 9.4% and 10.4% for the second quarter and first six months of 2003, respectively, compared to 9.2% and 10.2% in the prior-year periods. The percentage fluctuates based on the mix of business in the segment, which varies from period to period, primarily due to new production.

OTHER INTERNATIONAL OPERATIONS

The Other International Operations reportable segment comprises the Asia Pacific segment and the Europe & South Africa segment. The Asia Pacific segment provides life reinsurance for a variety of life products, critical illness (paid on the earlier of death or diagnosis of a pre-defined critical illness), disability income, and financial reinsurance to life insurance companies throughout the Asian region, with primary focus on Australia, Hong Kong, Japan, Malaysia, South Korea, and Taiwan. The Europe & South Africa segment provides life reinsurance for a variety of life products through yearly renewable term and coinsurance agreements and the reinsurance of accelerated critical illness coverage. The Europe & South Africa segment has business primarily from the United Kingdom, South Africa and Spain. Reinsurance agreements for both segments may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. Each segment operates multiple offices throughout each region to best meet the needs of the local client companies.

FOR THE THREE MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS):

                                                                                              TOTAL
                                                         ASIA              EUROPE &           OTHER
                                                        PACIFIC          SOUTH AFRICA     INTERNATIONAL
                                                       ----------        ------------     -------------

REVENUES:
  Net premiums                                         $  66,165          $  83,450         $ 149,615
  Investment income, net of related expenses               2,421                639             3,060
  Realized investment gains (losses), net                   (131)                23              (108)
  Other revenues                                             707                299             1,006
                                                       ---------          ---------         ---------
    Total revenues                                        69,162             84,411           153,573

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        47,190             47,450            94,640
  Policy acquisition costs and other insurance
   expenses                                               13,006             28,689            41,695
  Other operating expenses                                 4,189              4,106             8,295
  Interest expense                                           250                264               514
                                                       ---------          ---------         ---------
    Total benefits and expenses                           64,635             80,509           145,144

    Income from continuing operations before
      income taxes                                     $   4,527          $   3,902         $   8,429
                                                       ---------          ---------         ---------

FOR THE THREE MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS):

                                                                                             TOTAL
                                                       ASIA              EUROPE &            OTHER
                                                       PACIFIC         SOUTH AFRICA      INTERNATIONAL
                                                       ---------       ------------      -------------

REVENUES:
  Net premiums                                         $ 31,840          $ 51,942          $ 83,782
  Investment income, net of related expenses              1,785                17             1,802
  Realized investment losses, net                          (123)               (1)             (124)
  Other revenues                                            579               330               909
                                                       --------          --------          --------
    Total revenues                                       34,081            52,288            86,369

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       21,592            33,006            54,598
  Policy acquisition costs and other insurance
   expenses                                               5,792            16,332            22,124
  Other operating expenses                                3,546             2,862             6,408
  Interest expense                                          215               273               488
                                                       --------          --------          --------
    Total benefits and expenses                          31,145            52,473            83,618

    Income (loss) from continuing operations
      before income taxes                              $  2,936          $   (185)         $  2,751
                                                       --------          --------          --------

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS):

                                                                                              TOTAL
                                                       ASIA                EUROPE &           OTHER
                                                       PACIFIC           SOUTH AFRICA     INTERNATIONAL
                                                       ----------        ------------     -------------

REVENUES:
  Net premiums                                         $ 108,575          $ 167,327         $ 275,902
  Investment income, net of related expenses               5,148              1,479             6,627
  Realized investment gains (losses), net                   (518)               848               330
  Other revenues                                             907                123             1,030
                                                       ---------          ---------         ---------
    Total revenues                                       114,112            169,777           283,889

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        74,454            101,233           175,687
  Policy acquisition costs and other insurance
   expenses                                               24,528             54,223            78,751
  Other operating expenses                                 8,716              7,546            16,262
  Interest expense                                           519                464               983
                                                       ---------          ---------         ---------
    Total benefits and expenses                          108,217            163,466           271,683

    Income from continuing operations before
      income taxes                                     $   5,895          $   6,311         $  12,206
                                                       ---------          ---------         ---------



FOR THE SIX MONTHS ENDED JUNE 30, 2002 (IN THOUSANDS):

                                                                                                 TOTAL
                                                         ASIA               EUROPE &             OTHER
                                                        PACIFIC           SOUTH AFRICA       INTERNATIONAL
                                                       ----------         ------------       -------------

REVENUES:
  Net premiums                                         $  64,992          $  92,155          $ 157,147
  Investment income, net of related expenses               3,154                248              3,402
  Realized investment losses, net                           (173)              (296)              (469)
  Other revenues                                           1,275                336              1,611
                                                       ---------          ---------          ---------
    Total revenues                                        69,248             92,443            161,691

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        44,160             58,196            102,356
  Policy acquisition costs and other insurance
   expenses                                               14,016             28,280             42,296
  Other operating expenses                                 6,277              5,349             11,626
  Interest expense                                           388                351                739
                                                       ---------          ---------          ---------
    Total benefits and expenses                           64,841             92,176            157,017

    Income from continuing operations before
      income taxes                                     $   4,407          $     267          $   4,674
                                                       ---------          ---------          ---------


Income before income taxes during the second quarter of 2003 tripled from $2.8 million to $8.4 million, driven by a 78.6% growth in premiums from $83.8 million to $149.6 million. For the six months ended June 30, 2003, income before income taxes grew 161.1% from $4.7 million to $12.2 million, attributable to a 75.6% increase in premiums from $157.1 million to $275.9 million for the six months ended June 30, 2002 and 2003, respectively.

The growth in premium for the quarter is attributable to growth in both segments, with the Asia Pacific segment increasing premiums by 107.8% and the Europe & South Africa segment growing by 60.7%. For the six months ended June 30, 2003, premiums for the Europe & South Africa segment increased 81.6% and for the Asia Pacific segment premiums increased 67.1%, in each case, over the comparable period for 2002. The growth has been generated by new business premiums from facultative and automatic treaties and renewal premiums from existing treaties, including premiums associated with accelerated critical illness coverage. The growth has also been aided by favorable exchange rates, with several of the local currencies strengthening significantly against the U.S. dollar. Premiums earned during the second quarter and first six months associated with critical illness coverage totaled $36.8 million and $78.0 million, respectively, compared to $27.4 million and $46.7 million in the prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased to $3.1 million in the second quarter of 2003 and $6.6 million for the six months ended June 30, 2003 due to an increase in allocated assets supporting the growth in the overall business. Investment income and realized investment gains and losses are allocated to the operating segments on the basis of capital required to support underlying business and investment performance varies with the composition of investments and the relative allocation of capital to units

Claims and other policy benefits, as a percentage of net premiums, were 63.3% and 65.2%, in the second quarter of 2003 and 2002, respectively. Claims as a percentage of premiums in Asia Pacific worsened from 67.8% to 71.3%, while the experience in Europe & South Africa improved from 63.5% to 56.9%. For the six months ended on June 30, 2003, the overall ratio has improved to 63.7%, dropping from 65.1% for the six months ended June 30, 2002. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. The Company monitors mortality trends to evaluate the appropriateness of reserve levels and periodically adjusts the reserve levels.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 27.9% in the second quarter of 2003 compared to 26.4% in 2002. For the six months ended June 30, 2003, the ratio increased to 28.5% for 2003 versus 26.9% for the six months ended June 30, 2002. These percentages fluctuate due to the timing of client company reporting and variations in the type of business being written, along with the mix of new and renewal business. Other operating expenses for the quarter declined from 7.6% of premiums in 2002 to 5.5% in 2003. The comparable figures for the six months declined to 5.9% for 2003 versus 7.4% for 2002. Over time, sustained growth in premiums should lessen the burden of start-up expenses and expansion costs. Interest expense increased in 2003 over 2002 due to higher interest rates, an increase in debt levels in Europe & South Africa to support the growth in operations, and the effect of foreign exchange.

CORPORATE AND OTHER OPERATIONS

Corporate and Other operations include investment income on invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized capital gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million, 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina.

                                                   ----------------------------------------------------------------------
                                                      FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                   JUNE 30, 2003      JUNE 30, 2002      JUNE 30, 2003      JUNE 30, 2002
                                                   --------------------------------      --------------------------------
REVENUES:
  Net premiums                                       $   1,541          $    (219)         $   1,978          $   1,290
  Investment income, net of related expenses
                                                         3,988              8,481              8,765             18,313
  Realized investment losses, net                         (107)            (2,687)            (2,005)            (4,371)
  Other revenues                                         1,699                 52              2,786               (468)
                                                     ---------          ---------          ---------          ---------
    Total revenues                                       7,121              5,627             11,524             14,764

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       2,547               (758)               630               (268)
  Interest credited                                         92                327                139                327
  Policy acquisition costs and other
   insurance expenses                                      991                111              1,570                983
  Other operating expenses                               5,573              3,602              9,966              7,109
  Interest expense                                       8,528              8,427             17,018             16,730
                                                     ---------          ---------          ---------          ---------
    Total benefits and expenses                         17,731             11,709             29,323             24,881

    Loss from continuing operations before
      income taxes                                   $ (10,610)         $  (6,082)         $ (17,799)         $ (10,117)
                                                     ---------          ---------          ---------          ---------

Loss before income taxes increased 74.4% during the second quarter and 75.9% for the first six months of 2003 primarily due to a decrease in investment income and an increase in claims on the Argentine privatized pension business, offset in part by realized foreign currency gains associated with the Argentine peso. Investment income decreased 53.0% during the second quarter and 52.1% for the first six months of 2003 primarily due to a decrease in the amount of unallocated investments.

DISCONTINUED OPERATIONS

For the second quarter and first six months of 2003, the discontinued accident and health division reported losses, net of taxes, of $1.0 million and $1.4 million, respectively, compared to losses, net of taxes, of $0.9 million and $2.1 million for the prior year comparable periods. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Those estimates and assumptions are based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was $165.2 million and $147.7 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a fixed maturity portfolio that it believes is high quality with good liquidity characteristics. These securities are classified on the condensed consolidated balance sheet as available-for-sale and management believes they could be sold to meet the Company's obligations, if necessary.

Net cash used in investing activities was $305.4 million and $234.0 million in 2003 and 2002, respectively. Changes in cash provided by or used in investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess funds generated by operating and financing activities.

Net cash provided by financing activities was $206.4 million and $48.5 million in 2003 and 2002, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts.

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

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of June 30, 2003, the Company had $377.0 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At June 30, 2003, Reinsurance Company of Missouri, Incorporated ("RCM") and RGA Canada had statutory capital and surplus of $592.5 million and $214.1 million, respectively. RCM's primary asset is its investment in RGA Reinsurance Company, the Company's principal operating subsidiary based in Missouri. RGA Reinsurance Company (Barbados) Ltd., which we refer to as ""RGA Barbados," and RGA Americas Reinsurance Company, Ltd., which we refer to as ""RGA Americas," do not have material restrictions on their ability to pay dividends out of retained earnings. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by cash flows from operating activities and then by selling fixed-income securities or short-term investments.

During the second quarter of 2003, the Company's U.S. credit facility was amended and restated with a May 2006 expiration and capacity of $175.0 million, up from the original $140.0 million capacity. The Company is prohibited from paying dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of June 30, 2003, the Company had $40.0 million outstanding under this facility and the average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.13%. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.

Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations or our credit facility, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the plan approved by the board of directors, and to meet its other obligations. The Company did not purchase Company common stock during the first six months of 2003 and purchased approximately 0.2 million shares at an aggregate cost of $6.6 million during 2002.

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

INVESTMENTS

The Company had total cash and investments of $7.8 billion and $5.7 billion as of June 30, 2003 and 2002, respectively. All investments made by RGA and its subsidiaries conform in all material respects to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the operating companies' boards of directors periodically review the investment portfolios of their respective subsidiaries. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, with a goal of providing adequate liquidity for expected reinsurance obligations, and maximizing total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The Company's earned yield on investments was 6.67% for the second quarter of 2003, compared to 6.68% for the second quarter of 2002. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities, and mortgage and asset-backed securities. As of June 30, 2003, approximately 97% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 39.7% of fixed maturity securities as of June 30, 2003, an increase from 32.2% as of December 31, 2002. A majority of these securities were classified as corporate securities, with an average Standard and Poor's ("S&P") rating of "A-" at June 30, 2003. The Company owned floating rate securities that represented approximately 0.8% of fixed maturity securities at June 30, 2003, compared to 2.8% at December 31, 2002. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

Within the fixed maturity security portfolio, the Company held approximately $80.3 million in asset-backed securities at June 30, 2003, which included credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. Approximately 9.1%, or $7.3 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. As of June 30, 2003, the Company held fixed maturities with a cost basis of $6.0 million and a market value of $8.6 million, or 0.2% of fixed maturities, that were not accruing interest. Securities, based on management's judgment, with an other-than-temporary impairment in value are written down to net realizable value. The Company recorded other-than-temporary write-downs of $11.9 million and $15.3 million for the six months ended June 30, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were primarily bankruptcy proceedings or deterioration in collateral value supporting certain asset-backed securities. During the first six months of 2003, the Company sold fixed maturity securities with a fair value of $172.4 million that resulted in a loss of $18.4 million.

The following table presents the total gross unrealized losses for fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                          At June 30, 2003
                                                  -----------------------------
                                                  Gross Unrealized
                                                       Losses       % of Total
                                                  ----------------  -----------
           Less than 20%                              $  21,701           86.0%
           20% or more for less than six months             271            1.0%
           20% or more for six months or greater          3,276           13.0%
                                                      ---------      ---------
                Total                                 $  25,248          100.0%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and fair values often recover over time. These securities have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and continuing effects of the September 11, 2001 tragedies. Of the $3.3 million in unrealized losses on fixed maturity securities whose book value has exceeded market value 20% or more for six months or longer, approximately $1.8 million related to two bonds, one each in the automotive and airline sector, $0.8 million related to five asset-backed securities, and $0.7 million related to Canadian zero coupon bonds whose maturities are long term. Small movements in interest rates can have a significant impact on the fair value of these securities. The Company believes that the analysis of each security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of June 30, 2003.

The following table presents the total gross unrealized losses for fixed maturity securities as of June 30, 2003, by class of security, and broken out between investment and non-investment grade investments whose market value has been below amortized cost for the length of time indicated (in thousands):

                                                                        Number of months
                                                      ----------------------------------------------------
                                                                     More than
                                                                     six, but
                                                      Less than      less than      Over
                                                         six          twelve        twelve          Total
                                                      ---------      ---------      -------        -------
Investment grade securities:

   Commercial and industrial                           $ 3,421        $   468        $13,401        $17,290
   Public utilities                                        297             --             --            297
   Asset-backed securities                                 171             --          1,698          1,869
   Canadian and Canadian provincial governments            535             --             49            584
   Mortgage-backed securities                            1,561             --             --          1,561
   Finance                                                 111             --             --            111
   U.S. government and agencies                             82             --             --             82
   Foreign governments                                     257              3             --            260
                                                       -------        -------        -------        -------
          Investment grade securities                    6,435            471         15,148         22,054
                                                       -------        -------        -------        -------

                                                                     More than
                                                                     six, but
                                                      Less than      less than      Over
                                                         six          twelve        twelve          Total
                                                      ---------      ---------      -------        -------
Non-investment grade securities:

   Commercial and industrial                                75             --          1,819          1,894
   Public utilities                                         --             --             --             --
   Asset-backed securities                                  --            532            263            795
   Finance                                                 505             --             --            505
                                                       -------        -------        -------        -------
         Non-investment grade securities                   580            532          2,082          3,194
                                                       -------        -------        -------        -------
               Total                                   $ 7,015        $ 1,003        $17,230        $25,248
                                                       =======        =======        =======        =======

Approximately $14.6 million of the total unrealized losses were related to securities issued by the airline, financial, automotive, telecommunication, and utility sectors. These securities have generally been adversely affected by the downturn in the financial markets, overall economic conditions, and continuing effects of the September 11, 2001 tragedies. The Company believes that the analysis of each such security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of June 30, 2003.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans were performing and no valuation allowance had been established as of June 30, 2003.

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

Funds withheld at interest comprised approximately 30.6% and 29.7% of the Company's investments as of June 30, 2003 and December 31, 2002, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate some of this risk, the Company helps set, and monitor compliance with, the investment guidelines followed by these ceding companies. Ceding companies with funds withheld at interest had a minimum A.M. Best financial strength rating of "A-". See discussion of FASB B36 in "New Accounting Standards."

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2003 from that disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002.

NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation , the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company is in the process of quantifying the impact of SOP 03-1 on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, the Company adopted these provisions of SFAS 150, which did not materially affect the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component, amends the definition of an underlying component to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. The Company does not expect the application of FAS 149 to have a material effect on its financial position or results of operations.

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003. The Company is in the process of quantifying of the impact of the adoption of Issue B36 on its consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the three and six month periods ended June 30, 2003, the Company recorded pre-tax compensation expense of approximately $0.4 million and $0.8 million, respectively, associated with stock option grants issued during January 2003.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of Metropolitan Life Insurance Company ("MetLife") or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (4) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (5) changes in investment portfolio yields due to interest rate or credit quality changes, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) adverse litigation or arbitration results, (8) the stability of governments and economies in the markets in which we operate, (9) competitive factors and competitors' responses to our initiatives, (10) the success of our clients, (11) successful execution of our entry into new markets, (12) successful development and introduction of new products, (13) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries,
(14) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (15) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission ("SEC").

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

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to the information generated for use in this Quarterly Report. Based upon, and as of the date of that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonable likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of June 30, 2003, the ceding companies involved in these disputes have raised claims that are $50.3 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $7.6 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21 to the Consolidated Financial Statements, "Discontinued Operations", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Shareholders was held on May 28, 2003

(b) At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:

1.   Election of the following Directors:

     Directors                  Voted For       Withheld
     ---------                  ----------      ---------
     Mary Ann Brown             48,162,662        427,237
     Stuart I. Greenbaum        47,183,621      1,406,278

                                                  Voted For          Voted Against      Abstain
                                                  ---------          -------------      -------
2.   Approval of amendment to the
     Flexible Stock Plan                          46,104,729            2,269,484        215,686
3.   Approval of the amended and restated
     Flexible Stock Plan for Directors            46,662,904            1,712,216        214,779
4.   Approval of the amended Phantom Stock
     Plan for Directors                           46,693,157            1,683,333        213,409
5.   Approval of the amended Management
     Incentive Plan                               45,769,359              379,608        213,666


ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits.

(b) The following reports on Form 8-K were filed with the SEC during the three months ended June 30, 2003:

1. The Company furnished a current report on Form 8-K dated April 24, 2003, referring under Item 9 to its press release regarding, among other things, certain financial results. The press release was attached thereto as
    Exhibit 99.1.

2. The Company filed a current report on Form 8-K dated May 23, 2003, referring under Item 5 to an amended and restated credit agreement with a bank syndicate. The agreement was attached thereto as Exhibit 10.1.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Reinsurance Group of America, Incorporated

                                   By: /s/ A. Greig Woodring     August 13, 2003
                                       -----------------------------------------
                                           A. Greig Woodring
                                       President & Chief Executive Officer
                                       (Principal Executive Officer)





                                       /s/ Jack B. Lay     August 13, 2003
                                       -----------------------------------------
                                           Jack B. Lay
                                       Executive Vice President & Chief
                                         Financial Officer
                                       (Principal Financial and Accounting
                                         Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

3.1      Second Restated Articles of Incorporation (incorporated by reference to
         Exhibit 3.1 of Post-Effective Amendment No. 2 to the Registration
         Statements on Form S-3/A (File Nos. 333-55304, 333-55304-01 and
         333-55304-02), filed on September 6, 2001.

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 to Form 10-Q for the quarter ended September 30, 2000 (No. 1-11848), filed on November 13, 2000.

10.20 First Amended and Restated Credit Agreement dated as of May 23, 2003 between RGA, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent,
         Bank of America, N.A. and Fleet National Bank, as Co-Syndication
         Agents, and KeyBank National Association, as Documentation Agent, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2003 (File No. 1-11848)

31.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of
         2002

31.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of
         2002

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of
         2002

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of
         2002