Form 10-Q/A
period 2003-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2003-11-05
CIK 898174

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

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                                                PAGE
----                                                                                                ----


                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 2003 and December 31, 2002                                                           4

         Condensed Consolidated Statements of Income (Unaudited)
         Three and six months ended June 30, 2003 and 2002                                             5

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2003 and 2002                                                       6

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                                                    7

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                11

4        Controls and Procedures                                                                      26


                           PART II - OTHER INFORMATION

6        Exhibits and Reports on Form 8-K                                                             27

         Signatures                                                                                   28

         Index to Exhibits                                                                            29

EXPLANATORY NOTE:



This Form 10-Q/A is being filed solely for the purpose of amending certain disclosures in Item 1 and Item 2 of Part I, as follows:



Due to an error by the registrant's financial printer/filing agent, "Revenues" for the "Corporate and Other" segment, as presented in Note 4 to the unaudited condensed consolidated financial statements contained in Item 1 of Part I for the three and six months ended June 30, 2003 and 2002, were reflected in the incorrect columns. The correct figures for revenues for the "Corporate and Other" segment for the three and six months ended June 30, 2003 and 2002 are, in thousands, $7,121, $5,627, $11,524, $14,764, respectively. The total revenues from continuing operations as reported in Note 4 were correct as originally reported.



The Company previously reported in the "Liquidity and Capital Resources" section of Item 2 of Part I that net cash provided by operating activities and net cash used by financing activities were $165.2 million and $305.4 million, respectively. These amounts should have been reported as $172.0 million and $312.3 million, respectively.



These changes do not affect any of the Amounts previously reported in the Company's Condensed Consolidated Capital Balance Sheet, Statements of Income, and Statements of Cash Flows.



This report continues to speak as of the date of the original filing of the Form 10-Q on August 14, 2003, and the registrant has not updated the disclosures in this report to speak as of a later date or to reflect subsequent results, events, or developments. Items 1 and 2 of Part I appear below with the appropriate figures.

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



                                           -----------------------------------------------------------------------------
                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                            JUNE 30, 2003        JUNE 30, 2002        JUNE 30, 2003        JUNE 30, 2002
                                            ----------------------------------        ----------------------------------
REVENUES
  U.S.                                      $    476,506         $    403,547         $    927,312         $    817,272
  Canada                                          77,175               61,766              145,199              123,794
  Other International                            153,573               86,369              283,889              161,691
  Corporate and Other                              7,121                5,627               11,524               14,764
                                            ------------         ------------         ------------         ------------
    Total from continuing operations        $    714,375         $    557,309         $  1,367,924         $  1,117,521
                                            ------------         ------------         ------------         ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES

  U.S.                                      $     55,761         $     38,491         $     98,399         $     76,949
  Canada                                          13,429                9,905               24,056               18,750
  Other International                              8,429                2,751               12,206                4,674
  Corporate and Other                            (10,610)              (6,082)             (17,799)             (10,117)
                                            ------------         ------------         ------------         ------------
    Total from continuing operations        $     67,009         $     45,065         $    116,862         $     90,256
                                            ------------         ------------         ------------         ------------


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

LIQUIDITY AND CAPITAL RESOURCES


Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 was $172.0 million and $147.7 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a fixed maturity portfolio that it believes is high quality with good liquidity characteristics. These securities are classified on the condensed consolidated balance sheet as available-for-sale and management believes they could be sold to meet the Company's obligations, if necessary.



Net cash used in investing activities was $312.3 million and $234.0 million in 2003 and 2002, respectively. Changes in cash provided by or used in investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess funds generated by operating and financing activities.


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

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Reinsurance Group of America, Incorporated


                                   By: /s/ A. Greig Woodring    November 5, 2003
                                       -----------------------------------------
                                           A. Greig Woodring
                                       President & Chief Executive Officer
                                       (Principal Executive Officer)







                                       /s/ Jack B. Lay          November 5, 2003
                                       -----------------------------------------
                                           Jack B. Lay
                                       Executive Vice President & Chief
                                         Financial Officer
                                       (Principal Financial and Accounting
                                         Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

3.1 Second Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 2 to the Registration
         Statements on Form S-3/A (File Nos. 333-55304, 333-55304-01 and
         333-55304-02), filed on September 6, 2001.

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