Form 10-Q
period 2003-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2003-11-12
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                          1370 TIMBERLAKE MANOR PARKWAY
                          CHESTERFIELD, MISSOURI 63017
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                 (636) 736-7439
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                                 YES [X]      NO [ ]


COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 2003: 49,988,385 SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS


    ITEM                                                                                            PAGE
    ----                                                                                            ----

                                            PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         September 30, 2003 and December 31, 2002                                                      3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and nine months ended September 30, 2003 and 2002                                       4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Nine months ended September 30, 2003 and 2002                                                 5

         Notes to Unaudited Condensed Consolidated Financial
         Statements                                                                                    6

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                11

3        Quantitative and Qualitative Disclosures About Market Risk                                   28

4        Controls and Procedures                                                                      28


                                             PART II - OTHER INFORMATION

1        Legal Proceedings                                                                            29

6        Exhibits and Reports on Form 8-K                                                             29

         Signatures                                                                                   31

         Index to Exhibits                                                                            32


           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                           September 30,    December 31,
                                                                                               2003             2002
                                                                                           -------------    ------------
                                                                                            (Dollars in thousands)
      ASSETS

Fixed maturity securities:
    Available-for-sale at fair value (amortized cost of $3,606,738
     and $3,332,717 at September 30, 2003 and December 31, 2002, respectively)             $  3,893,201    $  3,502,703
Mortgage loans on real estate                                                                   434,626         227,492
Policy loans                                                                                    850,301         841,120
Funds withheld at interest                                                                    2,431,611       1,975,071
Short-term investments                                                                           45,873           4,269
Other invested assets                                                                           136,096          99,540
                                                                                           ------------    ------------
      Total investments                                                                       7,791,708       6,650,195
Cash and cash equivalents                                                                       133,298          88,101
Accrued investment income                                                                        78,691          35,514
Premiums receivable                                                                             320,362         253,892
Reinsurance ceded receivables                                                                   388,949         452,220
Deferred policy acquisition costs                                                             1,361,075       1,084,936
Other reinsurance balances                                                                      375,037         288,833
Other assets                                                                                     76,414          38,906
                                                                                           ------------    ------------
      Total assets                                                                         $ 10,525,534    $  8,892,597
                                                                                           ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Future policy benefits                                                                     $  2,854,517    $  2,430,042
Interest sensitive contract liabilities                                                       4,004,531       3,413,462
Other policy claims and benefits                                                                889,210         760,166
Other reinsurance balances                                                                      247,452         233,286
Deferred income taxes                                                                           424,515         291,980
Other liabilities                                                                               109,189          55,235
Long-term debt                                                                                  394,163         327,787
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely junior subordinated debentures of the Company                            158,262         158,176
                                                                                           ------------    ------------
      Total liabilities                                                                       9,081,839       7,670,134
Commitments and contingent liabilities                                                               --              --

Stockholders' Equity:
    Preferred stock (par value $.01 per share; 10,000,000 shares
      authorized; no shares issued or outstanding)                                                   --              --
    Common stock (par value $.01 per share; 75,000,000 shares
      authorized, 51,053,273 shares issued at September 30, 2003 and
      December 31, 2002, respectively)                                                              511             511
    Warrants                                                                                     66,915          66,915
    Additional paid-in-capital                                                                  613,916         613,042
    Retained earnings                                                                           588,413         480,301
    Accumulated other comprehensive income:
      Accumulated currency translation adjustment, net of income taxes                           33,379             715
      Unrealized appreciation of securities, net of income taxes                                173,297         102,768
                                                                                           ------------    ------------
        Total stockholders' equity before treasury stock                                      1,476,431       1,264,252
    Less treasury shares held of 1,141,138 and 1,596,629 at cost at
      September 30, 2003 and December 31, 2002, respectively                                    (32,736)        (41,789)
                                                                                           ------------    ------------
      Total stockholders' equity                                                              1,443,695       1,222,463
                                                                                           ------------    ------------
      Total liabilities and stockholders' equity                                           $ 10,525,534    $  8,892,597
                                                                                           ============    ============



See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                           Three months ended           Nine months ended
                                                                              September 30,                September 30,
                                                                       --------------------------    --------------------------
                                                                           2003           2002           2003           2002
                                                                       -----------    -----------    -----------    -----------
                                                                              (Dollars in thousands, except per share data)

REVENUES:
       Net premiums                                                    $   572,970    $   455,750    $ 1,700,746    $ 1,390,113

       Investment income, net of related expenses                          122,153         82,499        345,234        260,779
       Realized investment gains (losses), net                               6,560          1,066            776        (10,951)
       Other revenues                                                       10,819         10,839         33,670         27,734
                                                                       -----------    -----------    -----------    -----------
             Total revenues                                                712,502        550,154      2,080,426      1,667,675

BENEFITS AND EXPENSES:
       Claims and other policy benefits                                    457,844        342,301      1,334,081      1,096,797
       Interest credited                                                    46,251         22,156        130,914         79,777
       Policy acquisition costs and other insurance expenses               111,334         96,303        330,903        252,606
       Other operating expenses                                             24,683         26,358         77,275         67,734
       Interest expense                                                      9,383          9,006         27,384         26,475
                                                                       -----------    -----------    -----------    -----------
             Total benefits and expenses                                   649,495        496,124      1,900,557      1,523,389

             Income from continuing operations before
                income taxes                                                63,007         54,030        179,869        144,286

       Provision for income taxes                                           20,783         19,307         60,899         51,603
                                                                       -----------    -----------    -----------    -----------

             Income from continuing operations                              42,224         34,723        118,970         92,683

       Discontinued operations:
             Loss from discontinued accident and health
               operations, net of income taxes
                                                                              (473)        (1,135)        (1,918)        (3,264)
                                                                       -----------    -----------    -----------    -----------
             Net income                                                $    41,751    $    33,588    $   117,052         89,419
                                                                       ===========    ===========    ===========    ===========

Earnings per share from continuing operations:
       Basic earnings per share                                        $      0.85    $      0.70    $      2.39    $      1.88

       Diluted earnings per share                                      $      0.84    $      0.70    $      2.38    $      1.87

Earnings per share from net income:
       Basic earnings per share                                        $      0.84    $      0.68    $      2.36    $      1.81

       Diluted earnings per share                                      $      0.83    $      0.68    $      2.34    $      1.80

Dividends declared per share                                           $      0.06    $      0.06    $      0.18    $      0.18



See accompanying notes to unaudited condensed consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                      Nine months ended
                                                                                                         September 30,
                                                                                                  --------------------------
                                                                                                     2003           2002
                                                                                                  -----------    -----------
                                                                                                     (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                                 $   117,052    $    89,419
       Adjustments to reconcile net income to net cash provided by operating activities:
             Change in:
                   Accrued investment income                                                          (42,498)       (44,788)
                   Premiums receivable                                                                (83,332)       (34,372)
                   Deferred policy acquisition costs                                                 (244,916)      (128,378)
                   Reinsurance ceded balances                                                          63,271        (14,454)
                   Future policy benefits, other policy claims and
                     benefits, and other reinsurance balances                                         342,263        325,414
                   Deferred income taxes                                                               61,932         74,211
                   Other assets and other liabilities                                                  15,797        (60,598)
             Amortization of net investment discounts and other                                       (31,302)       (11,421)
             Realized investment (gains) losses, net                                                     (776)        10,951
             Other, net                                                                                   654         10,360
                                                                                                  -----------    -----------
Net cash provided by operating activities                                                             198,145        216,344

CASH FLOWS FROM INVESTING ACTIVITIES:
       Sales and maturities of fixed maturity securities - available for sale                       1,315,599      1,627,768
       Purchases of fixed maturity securities - available for sale                                 (1,426,275)    (2,047,969)
       Cash invested in policy loans and mortgage loans on real estate                               (224,797)       (52,198)
       Cash invested in funds withheld at interest                                                    (42,671)       (38,276)
       Principal payments on policy loans and mortgage loans on real estate                             8,891         12,384
       Change in short-term investments and other invested assets                                     (71,898)       114,109
                                                                                                  -----------    -----------
Net cash used in investing activities                                                                (441,151)      (384,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends to stockholders                                                                       (8,940)        (8,892)
       Borrowings under credit agreements                                                              63,448           --
       Purchase of treasury stock                                                                        --           (6,594)
       Exercise of stock options                                                                        9,054            662
       Excess deposits on universal life and other
             investment type policies and contracts                                                   221,245         88,045
                                                                                                  -----------    -----------
Net cash provided by financing activities                                                             284,807         73,221
Effect of exchange rate changes                                                                         3,396           (254)
                                                                                                  -----------    -----------
Change in cash and cash equivalents                                                                    45,197        (94,871)
Cash and cash equivalents, beginning of period                                                         88,101        226,670
                                                                                                  -----------    -----------
Cash and cash equivalents, end of period                                                          $   133,298    $   131,799
                                                                                                  ===========    ===========

Supplementary disclosure of cash flow information:
       Amount of interest paid                                                                    $    21,634    $    20,875
       Amount of income taxes paid                                                                $     5,938    $    11,301



     See accompanying notes to unaudited condensed consolidated statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2003 ("Current Report").

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






                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                                    ------------------------    -------------------------
                                                                       2003          2002           2003          2002
                                                                    ----------    ----------    -----------    ----------
Net income as reported                                              $   41,751    $   33,588    $   117,052    $   89,419

  Add compensation expense included in net
   income, net of income taxes                                             272            --            815            --
  Deduct total fair value of compensation
   expense for all awards, net of income taxes                            (870)         (741)        (2,765)       (2,254)
                                                                    ----------    ----------    -----------    ----------
      Pro forma net income                                          $   41,153    $   32,847    $   115,102    $   87,165
Net income per share:
  As reported - basic                                               $     0.84    $     0.68    $      2.36    $     1.81
  Pro forma - basic                                                 $     0.83    $     0.67    $      2.32    $     1.77
  As reported - diluted                                             $     0.83    $     0.68    $      2.34    $     1.80
  Pro forma - diluted                                               $     0.82    $     0.66    $      2.30    $     1.75
                                                                    ==========    ==========    ===========    ==========


2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations for the three- and nine-months ended September 30, 2003 and 2002 (in thousands, except per share information):


                                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                              SEPTEMBER 30,          SEPTEMBER 30,
                                                                           -------------------   -------------------
                                                                             2003       2002       2003       2002
                                                                           --------   --------   --------   --------
Earnings:
  Income from continuing operations
   (numerator for basic and diluted
   calculations)                                                           $ 42,224   $ 34,723   $118,970   $ 92,683
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)                                       49,793     49,363     49,684     49,371
  Equivalent shares from outstanding stock
   options                                                                      474        276        259        312
                                                                           --------   --------   --------   --------
  Denominator for diluted calculation                                        50,267     49,639     49,943     49,683
Earnings per share:
  Basic                                                                    $   0.85   $   0.70   $   2.39   $   1.88
  Diluted                                                                  $   0.84   $   0.70   $   2.38   $   1.87
                                                                           ========   ========   ========   ========


The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. For the three months ended September 30, 2003, substantially all outstanding stock options were included in the calculation of common equivalent shares. For the nine months ended September 30, 2003, approximately 0.8 million in outstanding stock options were not included in the calculation of common equivalent shares. For the three and nine month periods ended September 30, 2002, approximately 1.4 million and 0.9 million, respectively, in outstanding stock options were not included in the calculation of common equivalent shares. These options were outstanding at the end of their respective periods. Diluted earnings per share for all periods exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of outstanding warrants to purchase Company common stock, as the Company could repurchase more shares with the exercise proceeds than it issues.

3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income for the three and nine-month periods ended September 30, 2003 and 2002 (dollars in thousands):


                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              ----------------------------  -----------------------------
                                                              SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2003           2002           2003            2002
                                                              -------------  -------------  -------------   -------------
Net income                                                      $ 41,751         $ 33,588       $117,052        $ 89,419
Accumulated other comprehensive
 income (expense), net of income taxes:
  Unrealized gains (losses) on securities                        (35,410)          83,380         70,529          90,323
  Foreign currency items                                          (3,210)         (20,061)        32,664           9,838
                                                                --------         --------       --------        --------
    Comprehensive income                                        $  3,131         $ 96,907       $220,245        $189,580
                                                                ========         ========       ========        ========

4.   SEGMENT INFORMATION

Prior to 2003, the Company reported the results of its operations in five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa. The Latin America, Asia Pacific, and Europe & South Africa segments were presented historically as one reportable segment, Other International. As a result of the Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, beginning with the first quarter of 2003, the Other International reportable segment no longer includes Latin America operations. Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are now reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, are now reported as part of U.S. operations in the Traditional sub-segment. The Asia Pacific and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. Prior period segment information has been reclassified to conform to this new presentation.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the Current Report. The Company measures segment performance based on profit or loss from operations before income taxes. There are no intersegment transactions, and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Information related to total revenues and income (loss) from continuing operations before income taxes for each reportable segment for the three and nine months ended September 30, 2003 and 2002 are summarized below (in thousands).



                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                          ----------------------------  ----------------------------
                                                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                              2003           2002           2003           2002
                                                                          -------------  -------------  -------------  -------------
REVENUES
  U.S.                                                                    $   468,814    $   392,021    $ 1,396,126    $ 1,209,293
  Canada                                                                       84,034         60,928        229,233        184,722
  Other International                                                         154,962         98,003        438,851        259,694
  Corporate and Other                                                           4,692           (798)        16,216         13,966
                                                                          -----------    -----------    -----------    -----------
     Total from continuing operations                                     $   712,502    $   550,154    $ 2,080,426    $ 1,667,675
                                                                          ===========    ===========    ===========    ===========




INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES
  U.S.                                                                    $    45,303    $    55,307    $   143,702    $   132,256
  Canada                                                                       19,529          8,678         43,585         27,428
  Other International                                                           9,627          4,054         21,833          8,728
  Corporate and Other                                                         (11,452)       (14,009)       (29,251)       (24,126)
                                                                          -----------    -----------    -----------    -----------
     Total from continuing operations                                     $    63,007    $    54,030    $   179,869    $   144,286
                                                                          ===========    ===========    ===========    ===========



Other International assets increased approximately 52.6% from the amounts disclosed in Note 17 of the Current Report, primarily due to the continued growth in the Europe & South Africa and Asia Pacific segments. Latin America assets have been reclassified between U.S. and Corporate and Other segments for comparable periods.

5.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of September 30, 2003, the ceding companies involved in these disputes have raised claims that are $50.9 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $7.8 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," of the Current Report for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position, but could have a positive or negative effect on net income.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At September 30, 2003, there were approximately $41.7 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. As of September 30, 2003, $390.1 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace. The letters of credit are issued for a term of one year and renew automatically unless the issuing bank provides the Company with at least thirty days notice of their intent not to renew.

RGA has issued guarantees on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $113.3 million as of September 30, 2003 and are reflected on the Company's condensed consolidated balance sheet in future policy benefits. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2003, RGA's exposure related to credit facility guarantees was $44.6 million and is reflected on the condensed consolidated balance sheet in long-term debt. RGA's maximum potential guarantee under the credit facilities is $48.7 million. RGA has issued a guarantee on behalf of a subsidiary in the event the subsidiary fails to make payment under its office lease obligation. As of September 30, 2003, the maximum potential exposure was approximately $2.8 million.

6.   NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company is in the process of quantifying the impact of SOP 03-1 on its consolidated financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Effective July 1, 2003, the Company adopted the provisions of SFAS No. 150, which did not materially affect the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS No. 149 should be applied prospectively. Effective July 1, 2003, the Company adopted the provisions of SFAS No. 149 with no impact to the consolidated financial statements.

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003.

Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.4 billion at September 30, 2003, of which $1.8 billion are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The Company has developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on the Company's expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. Management estimates the initial adoption of Issue B36 will result in a net gain, after tax and after related amortization of deferred acquisition costs, of approximately $1.0 million. This estimate is subject to change as management continues to validate its models and refine its assumptions. Additionally, industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

In addition to its annuity contracts, the Company has entered into various financial reinsurance treaties on a funds withheld and modified coinsurance basis. These treaties do not transfer significant insurance risk and are recorded on a deposit method of accounting with the Company earning a net fee. As a result of the experience refund provisions contained in these treaties, the value of the embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or losses on these treaties may result in a loss associated with the embedded derivative.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the three and nine month periods ended September 30, 2003, the Company recorded pre-tax compensation expense of approximately $0.4 million and $1.3 million, respectively, associated with stock option grants issued during January 2003.

7.   ACQUISITION OF BUSINESS

On September 22, 2003, RGA Reinsurance Company ("RGA Re"), a wholly-owned subsidiary of the Company, entered into a definitive agreement whereby it will acquire through coinsurance the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America ("Allianz Life"). The transaction is subject to filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain regulatory approvals, and other customary closing conditions and is expected to close during the fourth quarter of 2003. At closing, RGA Re will pay Allianz Life a ceding commission of $310 million. Allianz Life will transfer to RGA Re assets equal to the statutory reserves of Allianz Life associated with those liabilities assumed by RGA Re as of June 30, 2003 after any estimated premium adjustment, and including all of the cash income (net of expenses) under the assumed life reinsurance treaties from July 1, 2003 to the date of closing, net of purchase price, subject to certain post-closing adjustments. Upon such closing, the Company expects to receive cash from Allianz Life in excess of the $310 million ceding commission that the Company will pay to Allianz Life. The excess will not be determined until the transaction is closed. RGA Re has agreed to use commercially reasonable efforts to novate the business after the transaction is closed. The Company expects the transaction to add approximately $240 billion of life reinsurance in force, and to generate approximately $400 to $450 million in annual premiums, approximately $5.0 to $8.0 million, after tax, in net income to the fourth quarter of 2003, and approximately $30 to $40 million, after tax, in net income during 2004.

8.   SUBSEQUENT EVENT

Common Stock Offering

RGA expects to complete the sale of 10,500,000 shares of its common stock on November 13, 2003 at a price per share of $36.65 generating estimated net proceeds of approximately $371.8 million. RGA has granted the underwriters a 30-day option to purchase an additional 1,575,000 shares of RGA's common stock. RGA expects to use the net proceeds for general corporate purposes, including funding its reinsurance operations. Pending such use, RGA expects to invest the net proceeds in interest-bearing, investment-grade securities, short-term investments, or similar assets. MetLife, Inc. has indicated that it and its affiliates are interested in purchasing 3,000,000 shares of common stock in the offering having a total purchase price of $109,950,000. If MetLife, Inc. purchases these shares, immediately after this offering, it will beneficially own approximately 53.4% of RGA's common stock outstanding as of September 30, 2003, assuming the underwriters do not exercise their option to purchase additional shares.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Prior to 2003, the Company reported the results of its operations in five main operational segments segregated primarily by geographic region: U.S., Canada, Latin America, Asia Pacific, and Europe & South Africa. The Latin America, Asia Pacific, and Europe & South Africa segments were presented historically as one reportable segment, Other International. As a result of the Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, beginning with the first quarter of 2003, the Other International reportable segment no longer includes Latin America operations. Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are now reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, are now reported as part of U.S. operations in the Traditional sub-segment. The Asia Pacific and Europe & South Africa operational segments are presented herein as one reportable segment, Other International. Prior period segment information has been reclassified to conform to this new presentation.

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

Consolidated income from continuing operations before income taxes increased $9.0 million for the third quarter and $35.6 million for the nine months ended September 30, 2003, as compared to the respective prior-year periods. Diluted earnings per share from continuing operations were $0.84 and $2.38 for the third quarter and first nine months of 2003, respectively, compared to $0.70 and $1.87 for the comparable prior-year periods.

Consolidated investment income, net of related expenses, increased 48.1% and 32.4% during the third quarter and first nine months of 2003, respectively, primarily due to a larger invested asset base. Invested assets as of September 30, 2003 totaled $7.8 billion, a 34.3% increase over September 30, 2002. The average yield earned on investments excluding funds withheld at interest was 6.59% for the third quarters of 2003 and 2002. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The consolidated provision for income taxes increased 7.6% and 18.0% for the third quarter and first nine months of 2003, respectively, primarily a result of a higher income from continuing operations before income taxes during the current year. The effective tax rate was 33.0% for the third quarter and 33.9% for the first nine months of 2003, compared to 35.7% and 35.8% for the comparable prior-year periods. The decrease in the effective tax rate was primarily due to earnings in certain foreign subsidiaries, which resulted in a release of valuation allowances in those entities, and a reduction in foreign country tax rates.

On September 22, 2003, RGA Reinsurance Company ("RGA Re"), a wholly-owned subsidiary of the Company, entered into a definitive agreement whereby it will acquire through coinsurance the traditional U.S. life reinsurance business of Allianz Life. The transaction is subject to a filing under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, certain regulatory approvals, and other customary closing conditions and is expected to close during the fourth quarter of 2003. At closing, RGA Re will pay Allianz Life a ceding commission of $310 million. Allianz Life will transfer to RGA Re assets equal to the statutory reserves of Allianz Life associated with those liabilities assumed by RGA Re as of June 30, 2003 after any estimated premium adjustment, and including all of the cash income (net of expenses) under the assumed life reinsurance treaties from July 1, 2003 to the date of closing, net of purchase price, subject to certain post-closing adjustments. Upon such closing, the Company expects to receive cash from Allianz Life in excess of the $310 million ceding commission that the Company will pay to Allianz Life. The excess will not be determined until the transaction is closed. RGA Re has agreed to use commercially reasonable efforts to novate the business after the transaction is closed. The Company expects the transaction to add approximately $240 billion of life reinsurance in force, and to generate approximately $400 to $450 million in annual premiums, approximately $5.0 to $8.0 million, after tax, in net income to the fourth quarter of 2003, and approximately $30 to $40 million, after tax, in net income during 2004.

Further discussion and analysis of the results for 2003 compared to 2002 are presented by segment.

RESULTS OF OPERATIONS

U.S. OPERATIONS

U.S. Operations consists of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. This category derives revenues primarily from renewal premiums from existing mortality-risk reinsurance treaties, new business premiums from existing or new mortality-risk reinsurance treaties, and income earned on invested assets. The Non-traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS):


                                                                         NON-TRADITIONAL
                                                                    ------------------------
                                                                       ASSET-     FINANCIAL       TOTAL
                                                       TRADITIONAL   INTENSIVE   REINSURANCE       U.S.
                                                       -----------  -----------  -----------    ---------

REVENUES:
  Net premiums                                         $ 368,171    $   1,093     $      --     $ 369,264
  Investment income, net of related expenses              47,370       44,385            97        91,852
  Realized investment losses, net                         (1,059)        (367)           --        (1,426)
  Other revenues                                             489        2,022         6,613         9,124
                                                       ---------    ---------     ---------     ---------
     Total revenues                                      414,971       47,133         6,710       468,814

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       297,654          776            --       298,430
  Interest credited                                       14,919       30,703            --        45,622
  Policy acquisition costs and other insurance
    expenses                                              56,738       10,861         2,206        69,805
  Other operating expenses                                 7,515          891         1,248         9,654
                                                       ---------    ---------     ---------     ---------
       Total benefits and expenses                       376,826       43,231         3,454       423,511
       Income from continuing operations before
        income taxes                                   $  38,145    $   3,902     $   3,256     $  45,303
                                                       =========    =========     =========     =========





FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS):


                                                                         NON-TRADITIONAL
                                                                    ------------------------
                                                                       ASSET-     FINANCIAL       TOTAL
                                                       TRADITIONAL   INTENSIVE   REINSURANCE       U.S.
                                                       -----------  -----------  -----------    ---------

REVENUES:
  Net premiums                                          $319,485     $    803      $     --      $320,288
  Investment income, net of related expenses              43,430       17,495            28        60,953
  Realized investment gains (losses), net                  1,880         (295)           --         1,585
  Other revenues                                             740        2,515         5,940         9,195
                                                        --------     --------      --------      --------
     Total revenues                                      365,535       20,518         5,968       392,021

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       231,890        9,298            --       241,188
  Interest credited                                       13,422        6,642            --        20,064
  Policy acquisition costs and other insurance
    expenses                                              60,265        1,697         1,679        63,641
  Other operating expenses                                 8,850          358         2,613        11,821
                                                        --------     --------      --------      --------
       Total benefits and expenses                       314,427       17,995         4,292       336,714

       Income from continuing operations before
     income taxes                                       $ 51,108     $  2,523      $  1,676      $ 55,307
                                                        ========     ========      ========      ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS):





                                                                           NON-TRADITIONAL
                                                                     ---------------------------
                                                                        ASSET-        FINANCIAL       TOTAL
                                                      TRADITIONAL     INTENSIVE      REINSURANCE       U.S.
                                                      -----------    -----------     -----------   -----------

REVENUES:
  Net premiums                                        $ 1,115,360    $     3,197    $        --   $ 1,118,557
  Investment income, net of related expenses              135,246        122,923             97       258,266
  Realized investment losses, net                          (7,017)        (2,080)            --        (9,097)
  Other revenues                                            3,186          5,035         20,179        28,400
                                                      -----------    -----------    -----------   -----------
     Total revenues                                     1,246,775        129,075         20,276     1,396,126

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        888,905          4,166             --       893,071
  Interest credited                                        45,169         84,424             --       129,593
  Policy acquisition costs and other insurance
    expenses                                              164,257         26,892          7,447       198,596
  Other operating expenses                                 24,454          2,829          3,881        31,164
                                                      -----------    -----------    -----------   -----------
       Total benefits and expenses                      1,122,785        118,311         11,328     1,252,424
       Income from continuing operations before
        income taxes                                  $   123,990    $    10,764    $     8,948   $   143,702
                                                      ===========    ===========    ===========   ===========




FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS):



                                                                           NON-TRADITIONAL
                                                                     ---------------------------
                                                                        ASSET-        FINANCIAL       TOTAL
                                                      TRADITIONAL     INTENSIVE      REINSURANCE       U.S.
                                                      -----------    -----------     -----------   -----------

REVENUES:
  Net premiums                                       $ 1,002,741    $     2,796   $         --    $  1,005,537
  Investment income, net of related expenses             120,039         63,943            155         184,137
  Realized investment losses, net                         (1,151)        (4,255)            --          (5,406)
  Other revenues                                           1,546          5,684         17,795          25,025
                                                     -----------    -----------    -----------    ------------
     Total revenues                                    1,123,175         68,168         17,950       1,209,293

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       785,756         17,014             --         802,770
  Interest credited                                       41,517         35,453             --          76,970
  Policy acquisition costs and other insurance
    expenses                                             153,760          8,126          5,517         167,403
  Other operating expenses                                22,145            744          7,005          29,894
                                                     -----------    -----------    -----------    ------------
       Total benefits and expenses                     1,003,178         61,337         12,522       1,077,037
       Income from continuing operations before
        income taxes                                 $   119,997    $     6,831    $     5,428    $    132,256
                                                     ===========    ===========    ===========    ============


Income from continuing operations before income taxes for the U.S. Operations segment totaled $45.3 million and $143.7 million for the third quarter and first nine months of 2003, a decrease of 18.1% and an increase of 8.7% from the comparable prior-year periods, respectively. The decrease in income from continuing operations before income taxes for the quarter is primarily the result of unfavorable claims experience in the current quarter and favorable claim experience in the comparable prior-year quarter. The increase in income from continuing operations before income taxes for the year is primarily the result of premium growth compared to the same period last year.

Traditional Reinsurance

The U.S. traditional reinsurance is the oldest and largest sub-segment of the Company. This sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the third quarter and first nine months of 2003, this sub-segment added $29.7 billion and $95.6 billion face amount of new business, respectively, compared to $28.6 billion and $102.8 billion for the same periods in 2002. Total assumed inforce, as measured by insurance face amount, as of September 30, 2003 for U.S. Operations was $594.8 billion, an increase of 13.9% over the total at September 30, 2002. Management believes life insurance industry consolidations and the trend towards reinsuring mortality risks should continue to provide reinsurance opportunities, although the timing and level of production is uncertain.

Income from continuing operations before income taxes for U.S. traditional reinsurance decreased 25.4% in the third quarter and increased 3.3% for the nine months ended 2003, respectively. The decrease for the third quarter was due to slightly unfavorable claims experience compared to favorable claims experience for the comparable prior-year period. The increase for the year was due to continued premium growth and generally favorable claims experience, somewhat offset by an increase in net realized investment losses of $5.9 million.

Net premiums for U.S. traditional reinsurance increased 15.2% and 11.2% in the third quarter and first nine months of 2003, respectively. New premiums from facultative and automatic treaties and renewal premium on existing blocks of business all contributed to growth. Additionally, new inforce blocks assumed contributed $30.3 million of the growth for the year.

Net investment income increased 9.1% and 12.7% in the third quarter and first nine months of 2003, respectively. The increase is due to growth in the invested asset base, primarily due to increased cash flows from operating activities on traditional reinsurance.

Claims and other policy benefits as a percentage of net premiums (loss ratio) were 80.8% and 79.7% in the third quarter and first nine months of 2003, respectively, compared to 72.6% and 78.4% for the same periods in 2002. The increase in the loss ratio for the period is the result of modestly favorable claims experience for the year compared to very favorable claims experience for the same period last year. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 15.4% and 14.7% for the third quarter and first nine months of 2003, respectively, compared to 18.9% and 15.3% for the same periods in 2002. These percentages are generally expected to fluctuate due to variations in the mixture of business being written.

Other operating expenses, as a percentage of net premiums were 2.0% and 2.2% for the third quarter and first nine months of 2003, respectively, compared to 2.8% and 2.2% for the same periods in 2002. These percentages are generally expected to fluctuate slightly from period to period, but should remain fairly constant over the long term.

As described above, the Company entered into a definitive agreement on September 22, 2003 whereby it will acquire the traditional U.S. life reinsurance business of Allianz Life. This transaction is expected to add approximately $240 billion of life reinsurance in force to the Company's book of business and to generate approximately $400 to $450 million in annual premiums. Additionally, the Company expects this business will generate approximately $5.0 to $8.0 million after tax, in net income in the fourth quarter of 2003, and approximately $30 million to $40 million in after-tax net income during 2004. This business will be reported within the U.S. traditional reinsurance sub-segment. Management expects it will take approximately 12 months to transition the policy information to RGA's systems. Allianz Life will provide transition and service support during that period.

RGA intends to initially finance the Allianz Life transaction using several sources, including funds available under its current bank credit lines, funds generated by existing operations and its retrocession arrangements. Based upon its internal capital model, RGA expects to allocate approximately $250 million of capital to support this block of business on a going forward basis. The mix of financing sources will depend upon current and future market conditions.

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

Income from continuing operations before income taxes for the third quarter and first nine months of 2003 was $3.9 million and $10.8 million, as compared to $2.5 million and $6.8 million, respectively, in the comparable prior-year periods. Contributing to the increase for the nine-month period was a reduction in realized investment losses to $2.1 million from $4.3 million in the prior period coupled with continued growth in the annuity business.

Total revenues, which are comprised primarily of investment income, increased to $47.1 million and $129.1 million in the third quarter and first nine months of 2003, respectively, from $20.5 million and $68.2 million for the comparable prior-year periods. The growth in revenue is primarily the result of new annuity treaties executed during the fourth quarter of 2002. Three new annuity treaties contributed $48.0 million of additional revenues over the prior year. The invested asset base increased from $1.7 billion as of September 30, 2002, to $2.4 billion as of December 31, 2002 to $3.0 billion as of September 30, 2003. Other operating expenses were $0.9 million and $2.8 million for the third quarter and first nine months of 2003, respectively, compared to $0.4 million and $0.7 million in the comparable prior-year periods. This increase can be attributed to the significant growth in this sub-segment in recent years.

Financial Reinsurance

The U.S. financial reinsurance sub-segment includes net fees earned on financial reinsurance agreements. Financial reinsurance agreements represent low risk business that the Company assumes and generally subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

Income from continuing operations before income taxes increased to $3.3 million and $8.9 million in the third quarter and first nine months of 2003, respectively, from $1.7 million and $5.4 million in the comparable prior-year periods. These results are attributed to higher amounts of financial reinsurance outstanding and lower other operating expenses during the respective periods. Financial reinsurance outstanding, primarily measured by pre-tax statutory surplus, was $826.7 million and $726.6 million as of September 30, 2003 and 2002, respectively. The decreases in other operating expenses for the third quarter and first nine months of 2003 compared to 2002 were a result of lower overhead costs being allocated to this sub-segment.

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



(in thousands)                                    FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                              ----------------------------------  ------------------------------------
                                                    2003              2002              2003               2002
                                              ----------------- ----------------  ------------------ -----------------
REVENUES:
  Net premiums                                       $53,144           $41,894           $153,747          $132,571
  Investment income, net of related expenses
                                                      22,244            18,752             63,519            52,133
  Realized investment gains (losses), net              8,596               164             12,158               (22)
  Other revenues                                          50               118               (191)               40
                                                     -------           -------           --------          --------
    Total revenues                                    84,034            60,928            229,233           184,722

BENEFITS AND EXPENSES:
  Claims and other policy benefits                    56,132            46,278            161,411           137,104
  Interest credited                                      536               345              1,089               733
  Policy acquisition costs and other
   insurance expenses                                  5,257             2,880             15,714            12,142
  Other operating expenses                             2,580             2,747              7,434             7,315
                                                     -------           -------           --------          --------
    Total benefits and expenses                       64,505            52,250            185,648           157,294

    Income from continuing operations
      before income taxes                            $19,529           $ 8,678           $ 43,585          $ 27,428
                                                     =======           =======           ========          ========


Income from continuing operations before income taxes increased by $10.9 million and $16.2 million in the third quarter and first nine months of 2003, respectively. Realized investment gains during the first nine months of 2003 were primarily related to the sale of fixed maturity securities associated with the restructuring of the investment portfolio to eliminate concentrations in certain issuers and improve asset-liability matching. These gains accounted for $8.4 million and $12.2 million of the increase in income from continuing operations before income taxes for the third quarter and first nine months of 2003, respectively. Additionally, the Canadian dollar has strengthened against the U.S. dollar during 2003 relative to 2002, and, as a result, contributed $2.4 million and $4.1 million to income from continuing operations before income taxes for the third quarter and the first nine months of 2003, respectively.

Net premiums increased 26.9% and 16.0% in the third quarter and first nine months of 2003, respectively. A stronger Canadian dollar during 2003 contributed $6.5 million, or 12.2%, and $14.2 million, or 9.2%, to net premiums reported during the third quarter and first nine months of 2003, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 18.6% and 21.8% in the third quarter and first nine months of 2003, respectively. The increase is due to an increase in the invested asset base and the strengthening of the foreign exchange rate, the latter of which had an effect of $2.6 million, or 11.7%, and $5.4 million, or 8.5%, in the third quarter and first nine months of 2003, respectively. The invested asset base growth is due to operating cash flows on traditional reinsurance and interest on the growth of funds withheld at interest.

Claims and other policy benefits as a percentage of net premiums (loss ratio) were 105.6% and 105.0% in the third quarter and first nine months of 2003, respectively, compared to 110.5% and 103.4% in the prior-year periods. The decreased percentage for the current quarter is primarily the result of better mortality experience compared to the prior-year quarter. Loss ratios for this segment exceeded 100% primarily as a result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios and increase over time. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Claims and other policy benefits as a percentage of net premiums and investment income were 74.5% and 74.3% for the quarter and first nine months of 2003, respectively, compared to 76.3% and 74.2% in 2002. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 9.9% and 10.2% for the third quarter and first nine months of 2003, respectively, compared to 6.9% and 9.2% in the prior-year periods.

The increase in policy acquisition costs as a percentage of net premiums was primarily affected by an increase in the level of creditor business, which upon loss of life reinsures the amount of unpaid principal on mortgage or auto loans. This type of reinsurance has significant allowances for commissions. Policy acquisition costs and other insurance expenses as a percentage of net premiums varies from period to period primarily due to the mix of business in the segment.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS):

                                                                                            TOTAL
                                                             ASIA         EUROPE &          OTHER
                                                            PACIFIC     SOUTH AFRICA    INTERNATIONAL
                                                          ------------ --------------- ---------------
REVENUES:
  Net premiums                                              $57,261         $92,502        $149,763
  Investment income, net of related expenses                  3,050           1,329           4,379
  Realized investment gains (losses), net                      (104)          1,040             936
  Other revenues                                                (11)           (105)           (116)
                                                            -------         -------        --------
    Total revenues                                           60,196          94,766         154,962

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           41,101          60,435         101,536
  Policy acquisition costs and other insurance expenses       8,873          27,293          36,166
  Other operating expenses                                    3,370           3,682           7,052
  Interest expense                                              323             258             581
                                                            -------         -------        --------
    Total benefits and expenses                              53,667          91,668         145,335
    Income from continuing operations before income
      taxes                                                 $ 6,529         $ 3,098        $  9,627
                                                            =======         =======        ========


FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS):

                                                                                            TOTAL
                                                             ASIA         EUROPE &          OTHER
REVENUES:                                                   PACIFIC     SOUTH AFRICA    INTERNATIONAL
                                                          ------------ --------------- ---------------
  Net premiums                                             $ 32,839         $62,172         $95,011
  Investment income, net of related expenses                  1,722             343           2,065
  Realized investment gains, net                                 48               8              56
  Other revenues                                                431             440             871
                                                           --------         -------        --------
    Total revenues                                           35,040          62,963          98,003

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           19,689          37,087          56,776
  Policy acquisition costs and other insurance expenses      10,244          20,213          30,457
  Other operating expenses                                    3,809           2,534           6,343
  Interest expense                                              225             148             373
                                                           --------         -------        --------
    Total benefits and expenses                              33,967          59,982          93,949

    Income from continuing operations before income
      taxes                                                 $ 1,073         $ 2,981         $ 4,054
                                                           ========         =======         =======

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (IN THOUSANDS):

                                                                                           TOTAL
                                                              ASIA        EUROPE &         OTHER
                                                            PACIFIC     SOUTH AFRICA   INTERNATIONAL
                                                          ------------- -------------- ---------------
REVENUES:

  Net premiums                                              $165,836       $259,829        $425,665
  Investment income, net of related expenses                   8,198          2,808          11,006
  Realized investment gains (losses), net                       (622)         1,888           1,266
  Other revenues                                                 896             18             914
                                                            --------       --------        --------
    Total revenues                                           174,308        264,543         438,851

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           115,555        161,668         277,223
  Policy acquisition costs and other insurance expenses       33,401         81,516         114,917
  Other operating expenses                                    12,086         11,228          23,314
  Interest expense                                               842            722           1,564
                                                            --------       --------        --------
    Total benefits and expenses                              161,884        255,134         417,018


    Income from continuing operations before income
      taxes                                                 $ 12,424       $  9,409        $ 21,833
                                                            ========       ========        ========


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (IN THOUSANDS):

                                                                                           TOTAL
                                                             ASIA         EUROPE &         OTHER
                                                            PACIFIC     SOUTH AFRICA   INTERNATIONAL
                                                          ------------ --------------- ---------------
REVENUES:
  Net premiums                                             $ 97,831        $154,327        $252,158
  Investment income, net of related expenses                  4,876             591           5,467
  Realized investment losses, net                              (125)           (288)           (413)
  Other revenues                                              1,706             776           2,482
                                                           --------       ---------        --------
    Total revenues                                          104,288         155,406         259,694

BENEFITS AND EXPENSES:
  Claims and other policy benefits                           63,849          95,283         159,132
  Policy acquisition costs and other insurance expenses      24,260          48,493          72,753
  Other operating expenses                                   10,086           7,883          17,969
  Interest expense                                              613             499           1,112
                                                           --------       ---------        --------
    Total benefits and expenses                              98,808         152,158         250,966

    Income from continuing operations before income
      taxes                                                $  5,480        $  3,248        $  8,728
                                                           ========       =========        ========

Income from continuing operations before income taxes during the third quarter of 2003 increased by 137.5% from $4.1 million to $9.6 million, driven by a 57.6% growth in premiums from $95.0 million to $149.8 million. For the nine months ended September 30, 2003, income from continuing operations before income taxes grew from $8.7 million to $21.8 million, primarily attributable to a 68.8% increase in premiums from $252.2 million to $425.7 million for the nine months ended September 30, 2002 and 2003, respectively. In addition to strong premium growth, strengthening foreign currencies contributed $1.1 million and $2.5 million to income from continuing operations before income taxes for the third quarter and the first nine months of 2003, respectively.

The growth in net premiums for the quarter is attributable to growth in both segments, with the Asia Pacific segment increasing premiums by 74.4% and the Europe & South Africa segment growing by 48.8%. For the nine months ended September 30, 2003, net premiums for the Asia Pacific segment increased 69.5%, and for the Europe & South Africa segment net premiums increased 68.4%, in each case, over the comparable period for 2002. The growth has been generated by new business premiums from facultative and automatic treaties and renewal premiums from existing treaties, including premiums associated with accelerated critical illness coverage. The growth has also been aided by favorable exchange rates, with several of the local currencies strengthening significantly against the U.S. dollar. Stronger local currencies contributed approximately $9.9 million, or 6.6%, and $28.2 million, or 6.6%, to net premiums for the third quarter and first nine months of 2003, respectively. Premiums earned during the third quarter and first nine months associated with critical illness coverage totaled $44.1 million and $123.1 million, respectively, compared to $34.6 million and $84.9 million in the prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased to $4.4 million in the third quarter of 2003 and $11.0 million for the nine months ended September 30, 2003 due to an increase in allocated assets supporting the growth in the overall business. Investment income and realized investment gains and losses are allocated to the operating segments on the basis of capital required to support underlying business and investment performance varies with the composition of investments and the relative allocation of capital to units.

Claims and other policy benefits as a percentage of net premiums (loss ratio) were 67.8% and 59.8%, in the third quarter of 2003 and 2002, respectively. Claims as a percentage of net premiums in Asia Pacific increased from 60.0% to 71.8%, and increased from 59.7% to 65.3% in Europe & South Africa. For the nine months ended September 30, 2003, the percentage for the Other International segment increased to 65.1% from 63.1% for the nine months ended September 30, 2002. The Asia Pacific sub-segment reported loss ratios of 69.7% and 65.3% for the nine months ended September 30, 2003 and 2002, respectively. Europe & South Africa reported a loss ratio of 62.2% for the first nine months of 2003 and 61.7% for the comparable prior-year period. Claims and other policy benefits include claims paid, claims in the course of payment and establishment of additional reserves to provide for unreported claims. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 24.1% in the third quarter of 2003 compared to 32.1% in 2002. For the nine months ended September 30, 2003, the ratio decreased to 27.0% for 2003 versus 28.9% for the nine months ended September 30, 2002. These percentages fluctuate due to the timing of client company reporting and variations in the type of business being written, along with the mix of new and renewal business. Other operating expenses for the quarter declined from 6.7% of premiums in 2002 to 4.7% in 2003. The comparable figures for the nine months declined to 5.5% in 2003 versus 7.1% in 2002. If the segment continues to grow in terms of net premiums, as expected, the burden of start-up expenses and expansion costs should be alleviated in future periods. Interest expense increased in 2003 over 2002 due to higher interest rates, an increase in debt levels in Europe & South Africa to support the growth in operations, and the effect of foreign exchange rates increasing against the U.S. dollar over the prior year.

CORPORATE AND OTHER OPERATIONS

Corporate and Other operations include investment income on invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized capital gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million of 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina.



(in thousands)                                    FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                        SEPTEMBER 30,
                                              ----------------------------------  ------------------------------------
                                                    2003              2002              2003               2002
                                              ----------------- ----------------  ------------------ -----------------
REVENUES:
  Net premiums                                     $     799         $  (1,443)          $  2,777         $    (153)
  Investment income, net of related expenses
                                                       3,678               729             12,443            19,042
  Realized investment losses, net                     (1,546)             (739)            (3,551)           (5,110)
  Other revenues                                       1,761               655              4,547               187
                                                   ---------         ---------           --------          --------
    Total revenues                                     4,692             (798)             16,216            13,966

BENEFITS AND EXPENSES:
  Claims and other policy benefits                     1,746            (1,941)             2,376            (2,209)
  Interest credited                                       93             1,747                232             2,074
  Policy acquisition costs and other
   insurance expenses                                    106              (675)             1,676               308
  Other operating expenses                             5,397             5,447             15,363            12,556
  Interest expense                                     8,802             8,633             25,820            25,363
                                                   ---------         ---------           --------          --------
    Total benefits and expenses                       16,144            13,211             45,467            38,092

    Loss from continuing operations before
      income taxes                                 $(11,452)         $(14,009)           $(29,251)         $(24,126)
                                                   ========          ========            ========          ========



Loss from continuing operations before income taxes decreased 18.3% during the third quarter and increased 21.2% for the first nine months of 2003, compared to the same periods in 2002. Fluctuations in the results for the Corporate and Other segment are generally driven by investment income allocations which are based upon average assets and related capital levels deemed appropriate to support the Company's other operating segment business volumes. Additional factors that could cause significant variances in comparable results for this segment are claims on the Argentine privatized pension business and realized foreign currency gains associated with the Argentine peso.

DISCONTINUED OPERATIONS

For the third quarter and first nine months of 2003, the discontinued accident and health division reported losses, net of income taxes, of $0.5 million and $1.9 million, respectively, compared to losses, net of income taxes, of $1.1 million and $3.3 million for the prior year comparable periods. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Those estimates and assumptions are based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 was $198.1 million and $216.3 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company expects the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a fixed maturity portfolio that it believes is high quality with good liquidity characteristics. These securities are classified on the condensed consolidated balance sheet as available-for-sale and management believes they could be sold to meet the Company's obligations, if necessary.

Net cash used in investing activities was $441.2 million and $384.2 million in 2003 and 2002, respectively. Changes in cash provided by or used in investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess funds generated by operating and financing activities.

Net cash provided by financing activities was $284.8 million and $73.2 million in 2003 and 2002, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts. Upon closing of the transaction with Allianz Life, the Company expects to receive cash from Allianz Life in excess of the $310 million ceding commission that the Company will pay to Allianz Life. The excess amount will not be determined until the transaction is closed.

RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 15, "Long-Term Debt," and 16, "Issuance of Trust Piers Units," in the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2003 ("Current Report")), and repurchases of RGA common stock under a plan approved by the board of directors. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

RGA expects to complete the sale of 10,500,000 shares of its common stock on November 13, 2003 at a price per share of $36.65 generating estimated net proceeds of approximately $371.8 million. RGA has granted the underwriters a 30-day option to purchase an additional 1,575,000 shares of RGA's common stock. RGA expects to use the net proceeds for general corporate purposes, including funding its reinsurance operations. Pending such use, RGA expects to invest the net proceeds in interest-bearing, investment-grade securities, short-term investments, or similar assets. MetLife, Inc. has indicated that it and its affiliates are interested in purchasing 3,000,000 shares of common stock in the offering having a total purchase price of $109,950,000. If MetLife, Inc. purchases these shares, immediately after this offering, it will beneficially own approximately 53.4% of RGA's common stock outstanding as of September 30, 2003, assuming the underwriters do not exercise their option to purchase additional shares.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of September 30, 2003, the Company had $394.2 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At September 30, 2003, Reinsurance Company of Missouri, Incorporated ("RCM") and RGA Canada had statutory capital and surplus of $609.8 million and $206.6 million, respectively. RCM's primary asset is its investment in RGA Reinsurance Company, the Company's principal operating subsidiary based in Missouri. RGA Reinsurance Company (Barbados) Ltd., which we refer to as "RGA Barbados," and RGA Americas Reinsurance Company, Ltd., which we refer to as "RGA Americas," do not have material restrictions on their ability to pay dividends out of retained earnings. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by cash flows from operating activities and then by selling fixed-income securities or short-term investments.


The Company's U.S. credit facility expires in May 2006 and has a total capacity of $175.0 million. The Company is prohibited from paying dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of September 30, 2003, the Company had $50.0 million outstanding under this facility and the average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.00%. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.

Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations or our credit facility, management expects RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its potential ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the plan approved by the board of directors, and to meet its other obligations. The Company did not purchase any RGA common stock during the first nine months of 2003 and purchased approximately 0.2 million shares at an aggregate cost of $6.6 million during 2002.

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

INVESTMENTS

The Company had total cash and investments of $7.9 billion and $5.9 billion as of September 30, 2003 and 2002, respectively. All investments made by RGA and its subsidiaries conform in all material respects to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the operating companies' boards of directors periodically review the investment portfolios of their respective subsidiaries. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, with a goal of providing adequate liquidity for expected reinsurance obligations, and maximizing total return through prudent asset management. The Company's asset/liability duration matching differs between the various operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The Company's earned yield on investments excluding funds withheld at interest was 6.59% for the third quarters of 2003 and 2002, respectively. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the Current Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities, and mortgage and asset-backed securities. As of September 30, 2003, approximately 98% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 52.9% of fixed maturity securities as of September 30, 2003, an increase from 32.2% as of December 31, 2002. A majority of these securities were classified as corporate securities, with an average Standard and Poor's ("S&P") rating of "A" at September 30, 2003. The Company owned floating rate securities that represented approximately 2.1% of fixed maturity securities at September 30, 2003, compared to 2.8% at December 31, 2002. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

Within the fixed maturity security portfolio, the Company held approximately $78.0 million in asset-backed securities at September 30, 2003, which included credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. Approximately 3.4%, or $2.7 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. As of September 30, 2003, the Company held fixed maturities with a cost basis of $7.9 million and a market value of $9.2 million, or 0.2% of fixed maturities, that were not accruing interest. Securities, based on management's judgment, with an other-than-temporary impairment in value are written down to fair value. The Company recorded other-than-temporary write-downs of $4.7 million and $16.6 million for the three and nine months ended September 30, 2003, respectively, compared to $9.0 million and $24.3 million for the comparable prior-year periods. The circumstances that gave rise to these impairments were primarily bankruptcy proceedings or deterioration in collateral value supporting certain asset-backed securities. During the first nine months of 2003, the Company sold fixed maturity securities with a fair value of $284.5 million that resulted in a loss of $38.1 million.

The following table presents the total gross unrealized losses as of September 30, 2003 for fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                                   At September 30, 2003
                                                       -----------------------------------------------
                                                         Gross Unrealized
                                                             Losses                   % of Total
                                                       -------------------        --------------------
           Less than 20%                                          $20,086                       81.8%
           20% or more for less than six months                     3,790                       15.4%
           20% or more for six months or greater                      692                        2.8%
                                                                  ------                       -----
                Total                                             $24,568                      100.0%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories generally do not present as great a risk of impairment, as fair values often recover over time. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. The unrealized losses of $0.7 million on fixed maturity securities whose book value has exceeded market value by 20% or more for at least six months all related to Canadian zero coupon bonds, the maturities of which are long term. Small movements in interest rates can have a significant impact on the fair value of these securities. The Company believes that the analysis of each security indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of September 30, 2003.

The following table presents the total gross unrealized losses for fixed maturity securities as of September 30, 2003, by class of security, and breaks out investment and non-investment grade investments for which market value has been below amortized cost for the length of time indicated (in thousands):

                                                                           Number of months
                                                          ----------------------------------------------
                                                                       More than
                                                                        six, but
                                                          Less than    less than       Over
                                                             six         twelve       twelve       Total
                                                          ---------    ---------      ------       -----
  Investment grade securities:
     Commercial and industrial                             $ 8,896        $2,383      $1,230      $12,509
     Public utilities                                          568            43       3,914        4,525
     Asset-backed securities                                   223            --          --          223
     Canadian and Canadian provincial governments              228           673         114        1,015
     Mortgage-backed securities                              3,357            36           1        3,394
     Finance                                                 1,043            --          --        1,043
     U.S. government and agencies                              127            --          --          127
     Foreign governments                                       633            --          --          633
                                                           -------        ------      ------      -------
            Investment grade securities                    $15,075        $3,135      $5,259      $23,469
                                                           -------        ------      ------      -------

                                                                       More than
                                                                        six, but
                                                          Less than    less than       Over
                                                             six         twelve       twelve       Total
                                                          ---------    ---------      ------       -----
  Non-investment grade securities:
     Commercial and industrial                             $   898        $   --      $   --      $   898
     Public utilities                                           62            --         139          201
                                                           -------        ------      ------      -------
           Non-investment grade securities                     960            --         139        1,099
                                                           -------        ------      ------      -------
                 Total                                     $16,035        $3,135      $5,398      $24,568
                                                           =======        ======      ======      =======


Approximately $7.0 million of the total unrealized losses were related to securities issued by the airline, financial, automotive, telecommunication, and utility sectors. These securities have generally been adversely affected by the downturn in the financial markets and overall economic conditions. The Company believes that the analysis of each such security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of September 30, 2003.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans were performing and no valuation allowance had been established as of September 30, 2003.

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

Funds withheld at interest comprised approximately 31.2% and 29.7% of the Company's investments as of September 30, 2003 and December 31, 2002, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate some of this risk, the Company helps set, and monitor compliance with, the investment guidelines followed by these ceding companies. Ceding companies with funds withheld at interest had a minimum A.M. Best financial strength rating of "A-". For further information, see the discussion of Issue B36 in "New Accounting Standards" below.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended September 30, 2003 from that disclosed in the Current Report.

NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company is in the process of quantifying the impact of SOP 03-1 on its consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, provisions of SFAS 149 should be applied prospectively. Effective July 1, 2003, the Company adopted the provisions of SFAS No. 149 with no impact to the consolidated financial statements.

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. Issue B36 is effective October 1, 2003.

Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.4 billion at September 30, 2003, of which $1.8 billion are subject to the provisions of Issue B36. We believe the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. We have developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on our expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since we are required to include it in our expectation of gross profits. We estimate the initial adoption of Issue B36 will result in a net gain, after tax and after related amortization of deferred acquisition costs, of $1.0 million. This estimate is subject to change as we continue to validate our models and refine our assumptions. Additionally, industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

In addition to its annuity contracts, the Company has entered into various financial reinsurance treaties on a funds withheld and modified coinsurance basis. These treaties do not transfer significant insurance risk and are recorded on a deposit method of accounting with the Company earning a net fee. As a result of the experience refund provisions contained in these treaties, the value of the embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or losses on these treaties may result in a loss associated with the embedded derivative.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the three and nine month periods ended September 30, 2003, the Company recorded pre-tax compensation expense of approximately $0.4 million and $1.3 million, respectively, associated with stock option grants issued during January 2003.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), a beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (4) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (5) changes in investment portfolio yields due to interest rate or credit quality changes, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) adverse litigation or arbitration results, (8) the stability of governments and economies in the markets in which we operate, (9) competitive factors and competitors' responses to our initiatives, (10) the success of our clients, (11) successful execution of our entry into new markets, (12) successful development and introduction of new products, (13) our ability to successfully integrate and operate reinsurance business that we acquire, including without limitation, Allianz Life, (14) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (15) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (16) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission.

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this report and described in the other periodic reports we file with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk," which is incorporated by reference herein.

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

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of September 30, 2003, the ceding companies involved in these disputes have raised claims that are $50.9 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $7.8 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21 to the Consolidated Financial Statements, "Discontinued Operations", in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2003, for more information. From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position, but could have a positive or negative effect on net income.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)  See index to exhibits.

(b) The following reports on Form 8-K have been filed with the SEC since July 1, 2003:

     1. On July 24, 2003, the Company filed a Current Report on Form 8-K furnishing, under Items 9 and 12, a press release discussing results of operations for the three months ended June 30, 2003. The press release was attached thereto as Exhibit 99.1.

     2. On August 25, 2003, the Company filed a Current Report on Form 8-K reporting, under Item 5, certain adjustments to the presentation in the Annual Report of the Company's operating segment financial information for fiscal years 2002 and 2001 to reflect the change in operating segment structure effective as of the first quarter of 2003 and to discuss certain other items.

     3. On September 22, 2003, the Company filed a Current Report on Form 8-K furnishing, under Item 9, its press release announcing the execution of a definitive agreement whereby the Company would acquire through coinsurance the traditional U.S. life reinsurance business of Allianz Life Insurance Company of North America. The press release was attached thereto as Exhibit 99.1.

     4. On October 9, 2003, the Company filed a Current Report on Form 8-K, dated September 22, 2003, reporting under Items 5 and 7 that RGA Reinsurance Company, the primary operating subsidiary of the Company, entered into a Master Agreement pursuant to which RGA Reinsurance Company agreed to purchase and assume through coinsurance the traditional life reinsurance business of Allianz Life Insurance Company of North America. The Master Agreement and a Life Coinsurance Retrocession Agreement were attached thereto as Exhibits 2.1 and 2.2, respectively.

     5.   On October 23, 2003, the Company filed a Current Report on Form 8-K
          (i) filing under Item 5 a press release reporting that two new directors had been elected and (ii) furnishing under Items 9 and 12 a press release discussing results of operations for the nine months ended September 30, 2003. The press releases were attached thereto as Exhibits 99.1 and 99.2.

     6. On November 3, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 certain historical financial results, by segment, certain historical financial information about RGA's consolidated stockholders' equity, certain additional third quarter 2003 information and certain supplemental data.

     7. On November 3, 2003, the Company filed a Current Report on Form 8-K furnishing under Item 9 its press release announcing the offering of 10,500,000 shares of its common stock. The press release was attached thereto as Exhibit 99.1.

     8. On November 7, 2003, the Company filed a Current Report on Form 8-K providing under Item 5 the underwriting agreement and opinion of counsel required in connection with the registration statement on Form S-3 (File Nos. 333-108200, 333-108200-01 and 333-108200-02) and
          providing certain exhibits under Item 7. The press release was attached thereto as Exhibit 99.1.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Reinsurance Group of America, Incorporated



                              By: /s/ A. Greig Woodring        November 12, 2003
                                  ----------------------------------------------
                                         A. Greig Woodring
                                President & Chief Executive Officer
                                (Principal Executive Officer)





                                  /s/ Jack B. Lay              November 12, 2003
                                  ----------------------------------------------
                                         Jack B. Lay
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------
2.1           Master Agreement by and between Allianz Life Insurance of North
              America and RGA Reinsurance Company, incorporated by reference to
              Exhibit 2.1 to Current Report on Form 8-K filed on October 9, 2003
              (file no. 1-11848).

2.2 Life Coinsurance Retrocession Agreement by and between Allianz Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on October 9, 2003 (file no. 1-11848).

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