Form 10-K
period 2003-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2004-03-12
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each exchange
     Title of each class                                  on which registered
     -------------------                                  --------------------
Common Stock, par value $0.01                            New York Stock Exchange
Trust Preferred Income Equity Redeemable
Securities (PIERS (sm)) Units                            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2003, as reported on the New York Stock Exchange was $659,226,979.

As of March 1, 2004, Registrant had outstanding 62,235,428 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2004 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2003, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2003

                                      INDEX

ITEM                                                                                                PAGE
NUMBER                                                                                           OF THIS FORM
------                                                                                           ------------

                                     PART I

1.       BUSINESS........................................................................              4
2.       PROPERTIES......................................................................             16
3.       LEGAL PROCEEDINGS...............................................................             17
4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................             17

                                     PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS.....................................................             18
6.       SELECTED FINANCIAL DATA.........................................................             18
7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS......................................             20
7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................             48
8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................             48
9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON  ACCOUNTING AND FINANCIAL DISCLOSURE.................................             83
9A.      CONTROLS AND PROCEDURES.........................................................             83

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................             83
11.      EXECUTIVE COMPENSATION..........................................................             84
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS..................................             84
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................             85
14.      PRINCIPAL ACCOUNTING FEES AND SERVICES..........................................             85

                                    PART IV

15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K............             85

Item 1. BUSINESS

A.       OVERVIEW

         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company that was formed on December 31, 1992. As of December 31, 2003, Equity Intermediary Company, a Missouri holding company, directly owned approximately 51.9% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

         The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company ("RGA Reinsurance"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada"), RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance UK Limited ("RGA UK") as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the "Company").

         The Company is primarily engaged in traditional life, asset-intensive, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company ("General American"), have been engaged in the business of life reinsurance since 1973. Approximately 76.3% of the Company's 2003 net premiums were from its more established operations in the U.S. and Canada. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom. The Company is considered one of the leading life reinsurers in the North American market based on amounts of life reinsurance in force. As of December 31, 2003, the Company had approximately $12.1 billion in consolidated assets.

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

         Life reinsurance primarily refers to reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and last survivor insurance policies. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies' financial strength and regulatory surplus position. Ceding companies typically contract with more than one reinsurance company to reinsure their business. Reinsurance may be written on an indemnity or an assumption basis. Indemnity reinsurance does not discharge a ceding company from liability to the policyholder. A ceding company is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurers. In the case of assumption reinsurance, the ceding company is discharged from liability to the policyholder, with such liability passed directly to the reinsurer. Reinsurers also may purchase reinsurance, known as retrocession reinsurance, to cover their risk exposure. Reinsurance companies enter into retrocession agreements for reasons similar to those that drive primary insurers to purchase reinsurance.

         Reinsurance generally is written on a facultative or automatic treaty basis. Facultative reinsurance is individually underwritten by the reinsurer for each policy to be reinsured, with the pricing and other terms established at the time the policy is underwritten based upon rates negotiated in advance. Facultative reinsurance normally is purchased by insurance companies for medically impaired lives, unusual risks, or liabilities in excess of the binding limits specified in their automatic reinsurance treaties.

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

         Facultative and automatic reinsurance may be written as yearly renewable term, coinsurance, or modified coinsurance. Under a yearly renewable term treaty, the reinsurer assumes only the mortality or morbidity risk. Under a coinsurance arrangement, depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy. Modified coinsurance differs from coinsurance in that the assets supporting the reserves are retained by the ceding company while the risk is transferred to the reinsurer.

         Generally, the amount of life reinsurance ceded under facultative and automatic reinsurance agreements is stated on an excess or a quota share basis. Reinsurance on an excess basis covers amounts in excess of an agreed-upon retention limit. Retention limits vary by ceding company and also may vary by age and underwriting classification of the insured, product, and other factors. Under quota share reinsurance, the ceding company states its retention in terms of a fixed percentage of the risk that will be retained, with the remainder up to the maximum binding limit to be ceded to one or more reinsurers.

         Reinsurance agreements, whether facultative or automatic, may provide for recapture rights, which permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for its benefit to support reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2003, these treaties had approximately $308.4 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $605.8 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2003. Additionally, securities with an amortized cost of $1,453.8 million, as of December 31, 2003, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties does not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.

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

B.       CORPORATE STRUCTURE

         RGA is a holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada") and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as investments in several other wholly-owned subsidiaries. Potential sources of funds for RGA to make dividend distributions and to fund debt service obligations are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by the Company's reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

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

         Prior to January 1, 2003, the Company aggregated the results of its five main operational segments into three reportable segments: U.S., Canada, and Other International. The Other International reportable segment formerly included operations in Latin America, Asia Pacific, and Europe & South Africa. Effective January 1, 2003, as a result of the

Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, the Other International reportable segment no longer included Latin America operations. Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are now reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional life reinsurance business in Mexico, are reported as part of U.S. operations in the Traditional sub-segment. Additionally, the remaining operations of the Other International reportable segment, Asia Pacific and Europe & South Africa, are now presented herein as separate reportable segments. Prior-year segment information has been reclassified to conform to this new presentation. The Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance primarily based on income or loss before income taxes.

         The U.S. operations represented 68.2% of the Company's consolidated net premiums in 2003. The U.S. operations market life reinsurance, reinsurance of asset-intensive products, and financial reinsurance primarily through RGA Reinsurance, principally to the largest life insurance companies in the U.S. Asset-intensive products primarily include reinsurance of annuities and corporate-owned life insurance. RGA Reinsurance, a Missouri domiciled stock life insurance company, is wholly owned by RCM, a wholly-owned subsidiary of RGA.

         The Company's Canada operations, which represented 8.1% of consolidated net premiums in 2003, are conducted primarily through RGA Canada. The Canada operations provide traditional individual life reinsurance, including preferred underwriting products, as well as critical illness products.

         The Company's Europe & South Africa operations represented 13.8% of consolidated net premiums in 2003. This segment primarily provides life and critical illness reinsurance to clients throughout Europe and South Africa through yearly renewable term and coinsurance agreements. These agreements may be either facultative or automatic agreements covering primarily individual products but also some group contracts. RGA conducts reinsurance through its wholly-owned United Kingdom subsidiary, RGA Reinsurance (UK) Limited ("RGA UK"), a South African wholly-owned subsidiary, RGA Reinsurance Company of South Africa, Limited ("RGA South Africa"), and various other wholly-owned subsidiaries. The Company opened a representative office in India during 2002 to focus on the Indian market.

         The Company's Asia Pacific operations represented 9.8% of the Company's consolidated net premiums in 2003. The Company conducts reinsurance business in the Asia Pacific region through branch operations in Hong Kong, Japan and New Zealand, and representative offices in Taiwan, and South Korea. In January 1996, RGA formed RGA Australian Holdings Pty, Limited, a wholly-owned holding company, and RGA Reinsurance Company of Australia Limited ("RGA Australia"), a wholly-owned reinsurance company of RGA Australian Holdings Pty, Limited, licensed to assume life reinsurance in Australia. The Company also holds a 30% interest in Malaysian Life Reinsurance Group Berhad ("MLRe"). The principal types of reinsurance provided in the region are life, critical care, superannuation, and financial reinsurance. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage.

         Corporate and Other operations include investment income on invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized investment gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million, 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners ("RTP"), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina.

         RGA Barbados and RGA Americas were formed and capitalized in 1995 and 1999, respectively, to provide reinsurance for a portion of certain business assumed by various RGA operating subsidiaries and to assume reinsurance directly from clients.

Intercorporate Relationships

         The Company has direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2003, the Company had reinsurance related assets and liabilities from these agreements totaling $175.0 million and $169.6 million, respectively. Prior-year comparable assets and liabilities were $156.6 million and $190.1 million, respectively. Additionally, the Company reflected net premiums of approximately $157.9 million, $172.8 million, and $149.3 million in 2003, 2002, and 2001, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $19.4 million, $23.3 million, and $26.1 million in 2003, 2002, and 2001, respectively.

Ratings

         The ability of RGA Reinsurance to write reinsurance partially depends on its financial condition and its ratings. RGA Reinsurance and RGA Canada have been assigned ratings of "A+" (Superior) by A.M. Best Company. The ratings reflect primarily the Company's strong franchise in the North American life reinsurance market, high level of expertise in assessing mortality risk, sustained earnings growth in its core businesses, and strong risk-adjusted capitalization. RGA Reinsurance also maintains ratings from Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"). S&P has assigned RGA Reinsurance a financial strength rating of "AA-". A rating of "AA-" by S&P means that, in S&P's opinion, the insurer has very strong financial security characteristics. Moody's has assigned RGA Reinsurance a rating of "A1". A Moody's "A1" rating means that Moody's believes that the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Additionally, RGA has senior long-term debt ratings of "A-" from S&P, "Baa1" from Moody's and "a-" from A.M. Best.

         A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Regulation

         RGA Reinsurance and RCM; RGA Canada; General American Argentina Seguros de Vida, S.A. ("GA Argentina"); RGA Barbados, and RGA Americas; RGA Australia; RGA South Africa; and RGA UK are regulated by authorities in Missouri, Canada, Argentina, Barbados, Australia, South Africa, and the United Kingdom, respectively. RGA Reinsurance is subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Missouri law imposes restrictions on the amounts and type of investments that insurance companies like RGA Reinsurance may hold.

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

         The Company's insurance subsidiaries are required to file annual, semi-annual, or quarterly statutory financial statements in each jurisdiction in which they are licensed and may be subject to periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized, or accredited. RGA Reinsurance and RCM are currently being examined by the Missouri Department of Insurance through the year ended December 31, 2002, and the Company has not been informed of any material adverse findings to date. RGA Canada was last examined by the Canadian Superintendent of Financial Institutions for the year ended December 31, 2001. The report on this examination contained no material adverse findings.

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

         In recent years, the NAIC and insurance regulators increasingly have been re-examining existing laws and regulations and their application to insurance companies. In particular, this re-examination has focused on insurance company investment, liquidity and solvency issues, and, in some instances, has resulted in new interpretation of existing law, the development of new laws, and the implementations of non-statutory guidelines. The NAIC has formed committees and appointed advisory groups to study and formulate regulatory proposals on such diverse issues as the use of surplus debentures, accounting for reinsurance transactions, and the adoption of risk-based capital rules. It is not possible to predict the future impact of changing state and federal regulation on the operations of RGA or its subsidiaries.

         RGA Reinsurance and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. The State of Missouri requires that insurance companies domiciled in the State of Missouri prepare their statutory basis financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations prescribed or permitted by the State of Missouri insurance commissioner.

         Capital Requirements

         Guidelines on Minimum Continuing Capital and Surplus Requirements ("MCCSR") became effective for Canadian insurance companies in December 1992, and Risk-Based Capital ("RBC") guidelines promulgated by the National Association of Insurance Commissioners ("NAIC") became effective for U.S. insurance companies in 1993. The MCCSR risk-based capital guidelines, which are applicable to RGA Canada, prescribe surplus requirements and consider both assets and liabilities in establishing solvency margins. The RBC guidelines, applicable to RGA Reinsurance and RCM, similarly identify minimum capital requirements based upon business levels and asset mix. RGA Canada, RCM, and RGA Reinsurance maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in various jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company's operations meet the minimum capital requirements in their respective jurisdiction. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which the Company operates may have on the financial condition or operations of the Company or its subsidiaries.

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

         Restrictions on Dividends and Distributions

         Current Missouri law (applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM's and RGA Reinsurance's allowable dividends without prior approval for 2004 are approximately $12.8 million and $56.1 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. Historically, RGA has not relied on dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company's financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.

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

         RGA Canada may not pay a dividend if there are reasonable grounds for believing that RGA Canada is, or the payment of the dividend would cause RGA Canada to be, in contravention of any regulation made by the Governor in Council and the guidelines adopted by the Superintendent of Financial Institutions respecting the maintenance by life companies of adequate and appropriate forms of liquidity. The Canadian MCCSR guidelines consider both assets and liabilities in establishing solvency margins, the effect of which could limit the maximum amount of dividends that may be paid by RGA Canada. RGA Canada's ability to declare and pay dividends in the future will be affected by its continued ability to comply with such guidelines. Moreover, RGA Canada must give notice to the Superintendent of Financial Institutions of the declaration of any dividend at least ten days prior to payment. The maximum amount available for payment of dividends by RGA Canada under the Canadian MCCSR guidelines was $58.9 million at December 31, 2003.

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

         In addition to RCM, RGA Reinsurance and RGA Canada, RGA has an interest in licensed insurance subsidiaries in Australia, Argentina, Barbados, Malaysia, South Africa, and the United Kingdom. In the event of default or liquidation, the rules and regulations of the appropriate governing body in the country of incorporation would be followed.

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

Risk Management

         Corporate Risk Management

RGA has a Corporate Risk Management Department that reports to the chief operating officer and provides quarterly updates to the board of directors. This department is primarily responsible for managing, measuring and monitoring risks, including establishing appropriate corporate risk tolerance levels.

         Mortality Risk Management

         In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

         Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, or RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. As of December 31, 2003, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated "B++" or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

         The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

         The Company maintains catastrophe insurance under a program that renews on August 13th of each year. The current program, which began August 13, 2003 and expires August 12, 2004, provides up to $50 million of coverage per occurrence for events involving 40 or more deaths. Under this program, RGA retains the first $50 million in claims, the catastrophe program covers the next $50 million in claims, and RGA retains all claims in excess of $100 million. Acts of terrorism are covered except when arising from the use of nuclear, chemical, or biological weapons. The insurance is provided through seven insurance companies and seven Lloyds Syndicates with no single insurer providing more than $10 million of coverage.

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

         The Company's management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Medical Directors as necessary. Most facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a difficult underwriting/mortality assessment. To assist its underwriters in making these assessments, RGA Reinsurance employs three full-time medical directors in the U.S. and six in various international locations, as well as a medical consultant.

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

Competition

         Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and

Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental Life Insurance Company, a subsidiary of Aegon N.V., Swiss Re Life of America, ING Re, Munich American Reinsurance Company, and Scottish Re Group Ltd. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the Canadian life reinsurance market are Munich Reinsurance Company and Swiss Re Life and Health Canada.

         The Company's international operations compete with subsidiaries of several U.S. life insurers and reinsurers and other internationally based insurers and reinsurers, some of which are larger, more established in their markets, and have access to greater resources than RGA. The Company believes its primary international competitors are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company and GE Frankona Reinsurance Limited. Competition is based primarily on the basis of price, service, and financial strength.

Employees

         As of December 31, 2003, the Company had 702 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, South Korea, Australia, Japan, Taiwan, South Africa, Spain, India and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at all of its subsidiaries are good.

C.       SEGMENTS

         The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, joint and last survivor insurance, critical illness, as well as annuities, financial reinsurance, and direct premiums which include single premium pension annuities, universal life, and group life. Generally, the Company, through a subsidiary, has provided reinsurance and, to a lesser extent, insurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks. The following table sets forth the Company's premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third-parties:

                        GROSS AND NET PREMIUMS BY SEGMENT
                                  (in millions)

                                                    Year Ended December 31,
                                    2003                  2002                   2001
                           --------------------   --------------------   --------------------
                             Amount         %      Amount          %       Amount         %
                           ----------     -----   ---------      -----   ----------     -----
GROSS PREMIUMS:
U.S.                       $  2,013.4      68.9   $  1,671.7      71.7   $  1,382.4      74.7
Canada                          238.8       8.2        210.2       9.0        200.2      10.8
Europe & South Africa           385.7      13.2        272.0      11.7         96.2       5.2
Asia Pacific                    281.0       9.6        175.4       7.5        135.6       7.3
Corporate and Other               3.5       0.1          1.1       0.1         36.2       2.0
                           ----------     -----   ----------     -----   ----------     -----
         Total             $  2,922.4     100.0   $  2,330.4     100.0   $  1,850.6     100.0
                           ==========     =====   ==========     =====   ==========     =====

NET PREMIUMS:
U.S.                       $  1,801.8      68.2   $  1,411.5      71.3   $  1,238.1      74.5
Canada                          214.7       8.1        181.2       9.1        173.3      10.4
Europe & South Africa           364.2      13.8        226.9      11.5         94.8       5.7
Asia Pacific                    259.0       9.8        160.2       8.1        119.7       7.2
Corporate and Other               3.5       0.1          0.9         -         35.9       2.2
                           ----------     -----   ----------     -----   ----------     -----
         Total             $  2,643.2     100.0   $  1,980.7     100.0   $  1,661.8     100.0
                           ==========     =====   ==========     =====   ==========     =====

         The Company executed a coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life") during 2003. This agreement contributed $246.1 million in gross and net premiums to the U.S. segment.

         The following table sets forth selected information concerning assumed reinsurance business in force by segment for the indicated periods. (The term "in force" refers to insurance policy face amounts or net amounts at risk.)

                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                                  (in billions)


                                               Year Ended December 31,
                                   2003                  2002                2001
                          ---------------------   -----------------   ------------------
                             Amount         %      Amount       %       Amount      %
                          -----------     -----   ---------   -----   ----------   -----

U.S.                      $    896.8      71.6   $  544.7      71.8   $  475.6      77.2
Canada                          84.0       6.7       64.5       8.5       55.8       9.1
Europe & South Africa          153.4      12.3       92.7      12.2       40.5       6.6
Asia Pacific                   118.0       9.4       57.0       7.5       44.1       7.1
                          ----------     -----   --------     -----   --------     -----
    Total                 $  1,252.2     100.0   $  758.9     100.0   $  616.0     100.0
                          ==========     =====   ========     =====   ========     =====

         The coinsurance agreement with Allianz Life provided $278.0 billion in reinsurance inforce to the U.S. segment at December 31, 2003.

         Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations, assumed in force amounts at risk of $89.9 billion, $91.3 billion, and $98.0 billion were released in 2003, 2002, and 2001, respectively.

         The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term "volume" refers to insurance policy face amounts or net amounts at risk.)

                         NEW BUSINESS VOLUME BY SEGMENT
                                  (in billions)


                                               Year Ended December 31,
                                   2003                  2002                2001
                          ---------------------   -----------------   ------------------
                             Amount         %      Amount       %       Amount      %
                          -----------     -----   ---------   -----   ----------   -----
U.S.                      $    423.4      77.8    $  150.3     65.3    $  109.7      64.1
Canada                          11.0       2.0        11.3      4.9         8.5       5.0
Europe & South Africa           65.3      12.0        56.3     24.5        33.6      19.6
Asia Pacific                    44.7       8.2        12.1      5.3        19.3      11.3
                          ----------     -----    --------    -----    --------     -----
      Total               $    544.4     100.0    $  230.0    100.0    $  171.1     100.0
                          ==========     =====    ========    =====    ========     =====

         The agreement with Allianz Life increased new business volume by $287.2 billion during 2003 to the U.S. segment.

         Additional information regarding the operations of the Company's segments and geographic operations is contained in Note 17 to the Consolidated Financial Statements.

U.S. OPERATIONS

         The U.S. operations represented 68.2%, 71.3%, and 74.5% of the Company's net premiums in 2003, 2002, and 2001, respectively. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance primarily to the largest U.S. life insurance companies.

Traditional Reinsurance

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

         Automatic business, including financial reinsurance treaties, is generated pursuant to treaties which generally require that the underlying policies meet the ceding company's underwriting criteria, although a number of such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of each risk assumed through an automatic treaty.

         Because the Company does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. operations generally require ceding companies to keep a portion of the business written on an automatic basis, thereby increasing the ceding companies' incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.

         The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operation's marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operation's automatic business. In 2003, 2002, and 2001, approximately 21.1%, 21.6%, and 21.8%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.

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

         In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2003, reinsurance of such policies was reflected in interest-sensitive contract reserves of approximately $968.1 million and policy loans of $902.9 million.

Asset-Intensive Reinsurance

         Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of December 31, 2003, reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $3.2 billion.

         Annuities are normally limited by size of the deposit from any single depositor. Corporate-owned life insurance normally involves a large number of insureds associated with each deposit, and the Company's underwriting guidelines limit the size of any single deposit. The individual policies associated with any single deposit are typically issued within pre-set guaranteed issue parameters. A significant amount of this business is written on a modified coinsurance or coinsurance with funds withheld basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Investments" and Note 5 to the Consolidated Financial Statements for additional information.

         The Company targets highly rated, financially secure companies as clients for asset-intensive business. These companies may wish to limit their own exposure to certain products. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company performs this analysis internally, in conjunction with asset/liability analysis performed by the ceding companies.

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

         Customer Base

         The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. We estimate that over 75% of the top 100 U.S. life insurance companies, based on premiums, are clients. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2003, 48 non-affiliated clients generated annual gross premiums of $5.0 million or more and the aggregate gross premiums from these clients represented approximately 84.0% of 2003 U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same holding company structure are combined.

         The 2003 reinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life") resulted in gross premiums greater than 10% of U.S. life gross premiums. Allianz Life ceded $246.1 million or 12.2% of gross premiums to the U.S. operations in 2003. In addition, there were two other non-affiliated U.S. clients ceding more than 5% of U.S. life gross premiums. These two clients ceded $235.9 million or 11.7% of gross premiums for the U.S. operations in 2003.

         MetLife and its affiliates generated approximately $232.9 million or 11.6% of U.S. operations gross premiums in 2003.

         Operations

         During 2003, substantially all U.S. life business was obtained directly, rather than through brokers. The Company has an experienced marketing staff that works to provide responsive service and maintain existing relationships.

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

         The Company's claims departments review and verify reinsurance claims, obtain the information necessary to evaluate claims, and arrange for timely claims payments. Claims are subjected to a detailed review process to ensure that the risk was properly ceded, the claim complies with the contract provisions, and the ceding company is current in the payment of reinsurance premiums to the Company. The claims departments also investigate claims generally for evidence of misrepresentation in the policy application and approval process. In addition, the claims departments monitor both specific claims and the overall claims handling procedures of ceding companies.

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

CANADA OPERATIONS

         The Canada operations represented 8.1%, 9.1%, and 10.4% of the Company's net premiums in 2003, 2002, and 2001, respectively. In 2003, the Canadian life operations assumed $11.0 billion in new business, all of which resulted from recurring new business. Approximately 83% of the 2003 recurring new business was written on an automatic basis.

         The Company operates in Canada primarily through RGA Canada, a wholly-owned company. RGA Canada is a leading life reinsurer in Canada assisting clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as critical illness products. Approximately 94% of RGA Canada's premium income is derived from life reinsurance products.

         Clients include most of the major life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. During 2003, two clients accounted for $96.0 million or 40.2% of gross premiums. Four other clients individually accounted for more than 5% of Canada's gross premiums. Together, these four clients represented 27.2% of Canada's gross premiums. The Canada operations compete with a small number of individual and group life reinsurers primarily on the basis of price, service, and financial strength.

         RGA Canada has two offices and maintains a staff of seventy-one people at the Montreal office and thirteen people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

EUROPE & SOUTH AFRICA OPERATIONS

         The Europe & South Africa operations represented 13.8%, 11.5%, and 5.7% of the Company's net premiums in 2003, 2002, and 2001, respectively. This segment provides primarily life reinsurance to clients located in Europe (primarily in the United Kingdom and Spain), South Africa, and more recently, India. The principal type of business has been reinsurance of a variety of life products through yearly renewable term and coinsurance agreements and the reinsurance of accelerated critical illness coverage, which pays on the earlier of death or diagnosis of a pre-defined critical illness. These agreements may be either facultative or automatic agreements. During 2003, three clients of the Company's U.K. operations generated approximately $287.3 million, or 74.5% of the total gross premiums for the Europe & South Africa operations.

         During 2000, RGA UK obtained approval as a licensed United Kingdom life reinsurer, operating in the United Kingdom. In the United Kingdom, an increasing number of insurers are ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis creating reinsurance opportunities. The reinsurers present in the market include the large global companies with which RGA also competes in other markets.

         In 1998, the Company established RGA South Africa, with offices in Cape Town and Johannesburg, to promote life reinsurance in South Africa. In South Africa, the Company's subsidiary has managed to establish a substantial position in the individual facultative market, through excellent service and competitive pricing, and has gained an increasing share in the automatic market. Life reinsurance is also provided on group cases. The Company is concentrating on the life insurance market, as opposed to competitors that are also in the health market. The Company has a small portion of accelerated critical illness business in South Africa.

         In Spain, the Company has business relationships with more than thirty of the leading companies covering both individual and group life business. In 2000, a representation office was opened in Madrid to market life reinsurance support on individual and group business.

         In 2002, RGA opened a representative office in India marketing life reinsurance support on individual and group business. The operation has established business relations with a number of the local life insurers. Staff primarily from the South African operation were identified and assigned the responsibility to help develop and support the representative office in India.

         RGA's subsidiaries in the United Kingdom and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company's U.S. operations. Divisional management through RGA International Corporation (Nova Scotia ULC) ("RGA International") based in Toronto, provides additional services for existing and future markets. In total, this segment employs twenty people in Toronto, thirty-two people in the United Kingdom, forty people in South Africa, six people in Spain and two people in India.

ASIA PACIFIC OPERATIONS

         The Asia Pacific operations represented 9.8%, 8.1%, and 7.2% of the Company's net premiums in 2003, 2002, and 2001, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices in Hong Kong,

Japan, and New Zealand, and representative offices in Taiwan and South Korea, and a regional office in Sydney. The Company also established a reinsurance subsidiary in Australia in January 1996. During 2003, two clients, one each in Australia and Hong Kong, generated approximately $62.3 million, or 22.2% of the total gross premiums for the Asia Pacific operations.

         Within the Asia Pacific segment, eight people are on staff in the Hong Kong office, sixteen people are on staff in the Japan office, five people are on staff in the Taiwan office, five people are on staff in the South Korean Office, five people are on staff in the Sydney regional office, twelve are on staff at the St. Louis office, and RGA Australian Holdings maintains a staff of thirty-two people. The Hong Kong, Tokyo, Taiwan, and South Korea offices primarily provide marketing and underwriting services to the direct life insurance companies with other service support provided directly by the Company's U.S. and Sydney regional operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company's U.S. and Sydney regional operations.

CORPORATE AND OTHER

         Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized investment gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million, 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners ("RTP"), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina in 2001 because of adverse experience on the business.

DISCONTINUED OPERATIONS

         As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company's discontinued accident and health divisions may be found in Note 21 to the Consolidated Financial Statements.

D.       FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

         The Company's foreign operations are primarily in Canada, the Asia Pacific region, Europe and South Africa. Revenue, income (loss), which includes net realized gains (losses) before income tax, interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 17 to the Consolidated Financial Statements.

E.       AVAILABLE INFORMATION

         Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the Company's website (www.rgare.com) as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.

Item 2. Properties

U.S. operations and Corporate and Other operations

         RGA Reinsurance houses its employees and the majority of RGA's officers in approximately 136,000 square feet of office space at 1370 Timberlake Manor Parkway, Chesterfield, Missouri. These premises are leased through August 31, 2009, at annual rents ranging from approximately $2,500,000 to $2,800,000. RGA Reinsurance also conducts business from a total of approximately 1,400 square feet of office space in Norwalk, Connecticut and North Palm Beach, Florida. These premises are leased through December 2004, at an annual rent of approximately $36,000. RGA Reinsurance also leases approximately 2,000 square feet of office space in Mexico at an annual rent of approximately $58,000. GA Argentina, part of the Corporate and Other operations, conducts business from approximately 7,500 square feet of office space in Buenos Aires. These premises are leased through July 2005, at annual rents of approximately $36,000.

Canada operations

         RGA Canada conducts business from approximately 26,000 square feet of office space in Montreal and Toronto, Canada. These premises are leased through November 2016, at annual rents ranging from approximately $365,000 to $542,000. These rents are net of expected sublease income of approximately $300,000 annually through 2010.

Other International operations

         RGA Reinsurance also conducts business from a total of approximately 18,000 square feet of office space in Madrid, Hong Kong, Tokyo, Taipei, Seoul, and Mumbai. These premises are leased through April 2008, at annual rents of approximately $874,000. RGA International conducts business from approximately 10,000 square feet of office space in Toronto. These premises are leased through August 2007, at annual rents of approximately $409,000. RGA UK conducts business from approximately 6,400 square feet of office space in London. These premises are leased through April 2010, at annual rents of approximately $746,000. RGA South Africa conducts business from approximately 10,900 square feet of office space in Cape Town and Johannesburg. These premises are leased through September 2004, at annual rents of approximately $190,000. RGA Australia conducts business from approximately 8,600 square feet of office space in Sydney. These premises are leased through December 2009, at annual rents of approximately $285,000.

         The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for our current and projected future requirements.

Item 3. LEGAL PROCEEDINGS

         The Company is currently a party to various litigation and arbitrations that involve its discontinued accident and health business, including medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $62.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $12.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21 to the Consolidated Financial Statements, "Discontinued Operations" for more information.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters that were submitted to a vote of security holders during the fourth quarter of 2003.

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

         The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Plan category                 Number of securities to be       Weighted-average exercise      Number of securities
                              issued upon exercise of          price of outstanding           remaining available for
                              outstanding options, warrants    options, warrants and rights   future issuance under equity
                              and rights                                                      compensation plans
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders             2,694,653                        $28.34                        2,135,690
--------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                          -                             -                                -
--------------------------------------------------------------------------------------------------------------------------
   Total                                 2,694,653                        $28.34                        2,135,690
--------------------------------------------------------------------------------------------------------------------------

Item 6. SELECTED FINANCIAL DATA

         The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2003, have been prepared in accordance with accounting principals generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(in millions, except per share and operating data)

                         YEARS ENDED DECEMBER 31,                               2003              2002           2001
                         ------------------------                               ----              ----           ----
INCOME STATEMENT DATA
Revenues:
         Net premiums                                                       $     2,643.2    $    1,980.7    $    1,661.8
         Investment income, net of related expenses                                 465.6           374.5           340.6
         Realized investment gains (losses), net                                      5.3           (14.6)          (68.4)
         Change in value of embedded derivatives  (net of amounts
           allocable to deferred acquisition costs of $30.7 in 2003)                 12.9              --              --
         Other revenues                                                              47.3            41.4            34.3
                                                                            -------------    ------------    ------------
                  Total revenues                                                  3,174.3         2,382.0         1,968.3

Benefits and expenses:
         Claims and other policy benefits                                         2,108.4         1,539.5         1,376.8
         Interest credited                                                          179.7           126.7           111.7
         Policy acquisition costs and other insurance expenses (excluding
           $30.7 allocated to embedded derivatives in 2003)                         458.2           391.5           304.2
         Other operating expenses                                                   119.6            94.8            91.3
         Interest expense                                                            36.8            35.5            18.1
                                                                            -------------    ------------    ------------
                  Total benefits and expenses                                     2,902.7         2,188.0         1,902.1
                                                                            -------------    ------------    ------------
         Income from continuing operations before income taxes                      271.6           194.0            66.2
                  Provision for income taxes                                         93.3            65.5            26.3
                                                                            -------------    ------------    ------------
         Income from continuing operations                                          178.3           128.5            39.9
         Discontinued operations:
                  Loss from discontinued accident and health operations,
                    net of income taxes                                              (5.7)           (5.7)           (6.9)
                  Cumulative effect of change in accounting principle,
                     net of income taxes                                              0.5              --              --
                                                                            -------------    ------------    ------------
         Net income                                                         $       173.1    $      122.8    $       33.0
                                                                            =============    ============    ============
BASIC EARNINGS PER SHARE

Continuing operations                                                       $        3.47    $       2.60    $       0.81
Discontinued operations                                                             (0.11)          (0.11)          (0.14)
Accounting change                                                                    0.01              --              --
                                                                            -------------    ------------    ------------
Net income                                                                  $        3.37    $       2.49    $       0.67

DILUTED EARNINGS PER SHARE

Continuing operations                                                       $        3.46    $       2.59    $       0.80
Discontinued operations                                                             (0.11)          (0.12)          (0.14)
Accounting change                                                                    0.01              --              --
                                                                            -------------    ------------    ------------
Net income                                                                  $        3.36    $       2.47    $       0.66

Weighted average diluted shares, in thousands                                      51,598          49,648          49,905
Dividends per share on common stock                                         $        0.24    $       0.24    $       0.24

BALANCE SHEET DATA
Total investments                                                           $     8,883.4    $    6,650.2    $    5,088.4
Total assets                                                                     12,113.4         8,892.6         7,016.1
Policy liabilities                                                                8,811.8         6,603.7         5,077.1
Long-term debt                                                                      398.1           327.8           323.4
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures of the Company                                     158.3           158.2           158.1
Total stockholders' equity                                                        1,947.7         1,222.5         1,005.6
Total stockholders' equity per share                                        $       31.33    $      24.72    $      20.30

OPERATING DATA (IN BILLIONS)
Assumed ordinary life reinsurance in force                                  $     1,252.2    $      758.9    $      616.0
Assumed new business production                                                     544.4           230.0           171.1

                        YEARS ENDED DECEMBER 31,                                  2000           1999
                        ------------------------                                  ----           ----
INCOME STATEMENT DATA
Revenues:
         Net premiums                                                         $  1,404.1     $    1,315.6
         Investment income, net of related expenses                                326.5            340.3
         Realized investment gains (losses), net                                   (28.7)           (75.3)
         Change in value of embedded derivatives  (net of amounts
           allocable to deferred acquisition costs of $30.7 in 2003)                  --               --
         Other revenues                                                             23.8             26.5
                                                                              ----------     ------------
                  Total revenues                                                 1,725.7          1,607.1

Benefits and expenses:
         Claims and other policy benefits                                        1,103.6          1,067.1
         Interest credited                                                         104.8            153.1
         Policy acquisition costs and other insurance expenses (excluding
           $30.7 allocated to embedded derivatives in 2003)                        243.5            218.3
         Other operating expenses                                                   81.2             65.5
         Interest expense                                                           17.6             11.0
                                                                              ----------     ------------
                  Total benefits and expenses                                    1,550.7          1,515.0
                                                                              ----------     ------------
         Income from continuing operations before income taxes                     175.0             92.1
                  Provision for income taxes                                        69.2             39.1
                                                                              ----------     ------------
         Income from continuing operations                                         105.8             53.0

         Discontinued operations:
                  Loss from discontinued accident and health operations,
                    net of income taxes                                            (28.1)           (12.1)
                  Cumulative effect of change in accounting principle,
                     net of income taxes                                              --               --
                                                                              ----------     ------------
         Net income                                                           $     77.7     $       40.9
                                                                              ==========     ============
BASIC EARNINGS PER SHARE

Continuing operations                                                         $     2.14     $       1.16
Discontinued operations                                                            (0.57)           (0.27)
Accounting change                                                                     --               --
                                                                              ----------     ------------
Net income                                                                    $     1.57     $       0.89

DILUTED EARNINGS PER SHARE
Continuing operations                                                         $     2.12     $       1.15
Discontinued operations                                                            (0.56)           (0.27)
Accounting change                                                                     --               --
                                                                              ----------     ------------
Net income                                                                    $     1.56     $       0.88

Weighted average diluted shares, in thousands                                     49,920           46,246
Dividends per share on common stock                                           $     0.24     $       0.22

BALANCE SHEET DATA

Total investments                                                             $  4,560.2     $    3,811.9
Total assets                                                                     6,090.0          5,077.6
Policy liabilities                                                               4,617.7          3,998.1
Long-term debt                                                                     272.3            184.0
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely
  junior subordinated debentures of the Company                                       --               --
Total stockholders' equity                                                         862.9            732.9
Total stockholders' equity per share                                          $    17.51     $      14.68

OPERATING DATA (IN BILLIONS)

Assumed ordinary life reinsurance in force                                    $    554.9     $      446.9
Assumed new business production                                                    161.1            164.9

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

         This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, among others, statements relating to projections of the earnings, revenues, income or loss, future financial performance, and growth potential of Reinsurance Group of America, Incorporated and its subsidiaries (referred to in the following paragraphs as "we," "us," or "our"). The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

         Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (4) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (5) changes in investment portfolio yields due to interest rate or credit quality changes, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) adverse litigation or arbitration results, (8) the stability of governments and economies in the markets in which we operate, (9) competitive factors and competitors' responses to our initiatives, (10) the success of our clients, (11) successful execution of our entry into new markets, (12) successful development and introduction of new products, (13) our ability to successfully integrate and operate reinsurance business that we acquire, including without limitation, the traditional life reinsurance business of Allianz Life, (14) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (15) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (16) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission ("SEC").

         Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and the cautionary statements described in the periodic reports we file with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to consult the sections named "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" contained in our Registration Statement on Form S-3, as amended, filed with the SEC on August 25, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company that was formed on December 31, 1992. As of December 31, 2003, Equity Intermediary Company, a Missouri holding company, directly owned approximately 51.9% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

         The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company ("RGA Reinsurance"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada"), RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance UK Limited ("RGA UK") as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the "Company").

         We are primarily engaged in traditional individual life, asset-intensive, and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American Life Insurance Company ("General American"), have been engaged in the business of life reinsurance since 1973. Approximately 76.3% of our 2003 net premiums were from our more established operations in North America, which include our U.S. and Canada segments.

         We are considered one of the leading life reinsurers in the North American market based on premiums and inforce business. We believe, based on an industry survey, that we have the second largest market share in North America as measured by insurance inforce. Our approach to the North American market has been to:

         -        focus on large, high quality life insurers as clients;

         - provide quality facultative underwriting and automatic reinsurance capacity; and

         -        deliver responsive and flexible service to our clients.

         We conduct business with the majority of the largest U.S. and Canadian life insurance companies, with no single non-affiliated client representing more than 10% of 2003 consolidated gross premiums. We have also developed our capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance. In 2003, our North American operations earned $275.7 million of income from continuing operations before income taxes.

         In 1994, we began using our North American underwriting expertise and industry knowledge to expand into international markets and now have subsidiaries, branches or offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom. These operations are included in either our Asia Pacific segment or our Europe & South Africa segment. We generally start new operations from the ground up in these markets as opposed to acquiring existing operations, and we often enter these markets to support our North American clients as they expand internationally. In 2003, these operations earned $39.5 million of income from continuing operations before income taxes, or approximately 14.3% of the amount earned by our more established North American operations.

INDUSTRY TRENDS

     We believe that the following trends in the life insurance industry will continue to create demand for life reinsurance.

         Outsourcing of Mortality. Life reinsurance penetration of life insurance in force has been increasing over the last several years. Industry surveys and data suggest that approximately 28% of life insurance inforce in the U.S. is currently reinsured compared with 20% in 1998. During that time, life reinsurance inforce has grown from $2.6 trillion to $5.2 trillion. We believe this trend reflects increased utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. Reinsurers are able to efficiently aggregate a significant volume of life insurance inforce, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.

         Increased Capital Sensitivity. Regulatory environments, rating agencies and competitive business pressures are causing life insurers to reinsure as a means to:

            - manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of capital they need to maintain;

            -  release capital to pursue new business initiatives; and

            - unlock the capital supporting, and value embedded in, non-core product lines.

         Consolidation and Reorganization Within the Industry. The number of merger and acquisition transactions within the life insurance industry has increased in recent years. We believe that reorganizations and consolidations of life insurers will continue. As reinsurance products are increasingly used to facilitate these transactions and manage risk, we expect demand for our products to continue.

         Changing Demographics of Insured Populations. The aging of the population in North America is increasing demand for financial products among "baby boomers" who are concerned about protecting their peak income stream and are considering retirement and estate planning. We believe that this trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage.

     We continue to follow a two-part business strategy to capitalize on industry trends.

         Continue Growth of Core North American Business. Our strategy includes continuing to grow each of the following components of our North American operations:

            - Facultative Reinsurance. We intend to maintain our status as a leader in facultative underwriting in North America by emphasizing our underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs.

            - Automatic Reinsurance. We intend to expand our presence in the North American automatic reinsurance market by using our mortality expertise and breadth of products and services to gain additional market share.

            - In Force Block Reinsurance. We anticipate additional opportunities to grow our business by reinsuring "in force block" insurance, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity. We took advantage of one such opportunity in 2003 when we assumed the traditional life reinsurance business of Allianz Life Insurance Company of North America ("Allianz Life").

         Continue Expansion Into Selected Markets. Our strategy includes building upon the expertise and relationships developed in our core North American business platform to continue our expansion into selected products and markets, including:

            - Asset-intensive and Financial Reinsurance. We intend to continue leveraging our existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in product distribution, are expected to enhance existing opportunities for asset-intensive and financial reinsurance.

            - International Markets. Management believes that international markets offer opportunities for growth, and we intend to capitalize on these opportunities by establishing a presence in selected markets. We intend to use our reinsurance expertise, facultative underwriting abilities and market knowledge as we continue to enter mature and emerging insurance markets. Many of these markets are not utilizing reinsurance at the same levels as North America, and therefore, we believe significant opportunities exist to increase reinsurance penetration in these markets.

RESULTS OF OPERATIONS

         We derive revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions.

         Our primary business is life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders, and the exercise of recapture options by ceding companies.

         During December 2003, we completed a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business assumed does not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction adds additional scale to our U.S. traditional business, but does not significantly add to our client base since most of the underlying ceding companies are already our clients. We have agreed to use commercially reasonable efforts to novate the underlying treaties from Allianz Life to RGA Reinsurance. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life. The profitability of the business is not dependent on novation.

         The transaction was effective retroactive to July 1, 2003. Under the agreement, Allianz Life transferred to RGA Reinsurance $425.7 million in cash and statutory reserves. RGA Reinsurance paid Allianz Life a ceding commission of $310.0 million. As a result of this transaction, during the fourth quarter of 2003 our U.S. traditional sub-segment reflected $246.1 million in net premiums and approximately $6.8 million of net income, after tax. Additionally, as of December 31, 2003, we reflected $217.6 million in invested assets and cash, $264.0 million in deferred policy acquisition costs and $455.5 million in future policy benefits on our consolidated balance sheet.

         Consolidated assumed insurance in force increased $493.3 billion to $1,252.2 billion for the year ended December 31, 2003. Assumed new business production for 2003 totaled $544.4 billion compared to $230.0 billion in 2002 and $171.1 billion in 2001. The transaction with Allianz Life contributed $287.2 billion of the current-year increase in new business production.

         As is customary in the reinsurance business, life insurance clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected currently.

         Our profitability primarily depends on the volume and amount of death claims incurred and our ability to adequately price the risks we assume. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective July 1, 2003, we increased the maximum amount of coverage that we retain per life from $4 million to $6 million. This increase does not affect business written prior to July 1, 2003. Claims in excess of this retention amount are retroceded to retrocessionaires; however, we remain fully liable to the ceding company, our customer, for the entire amount of risk we assume. The increase in our retention limit from $4 million to $6 million reduces the amount of premiums we pay to our retrocessionaires, but increases the maximum impact a single death claim can have on our results and therefore may result in additional volatility to our results.

         We maintain catastrophe insurance under a program that renews on August 13th of each year. The current program, which began August 13, 2003 and expires August 12, 2004, provides up to $50 million of coverage per occurrence for events involving 40 or more deaths. Under this program, we retain the first $50 million in claims, the catastrophe program covers the next $50 million in claims, and we retain all claims in excess of $100 million. Acts of terrorism are covered except when arising from the use of nuclear, chemical, or biological weapons. The insurance is provided through seven insurance companies and seven Lloyds Syndicates with no single insurer providing more than $10 million of coverage.

         We are exposed to foreign currency risk on business conducted in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. Additionally, we are exposed to the economic and political risk associated with our net investment in foreign locations. Our most significant foreign operations are in Canada. The business generated from the Asia Pacific region is primarily denominated in U.S. dollars, Australian dollars, and Japanese yen. Additionally, we reinsure business in other international currencies including the Great British pound and South African rand. We generally do not hedge our net investment or translation exposure since we view our operations as long-term investments and believe the costs of hedging would outweigh the benefits.

         Since December 31, 1998, we have formally reported our accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, we expect to pay claims over a number of years as the level of business diminishes. We will report a loss to the extent claims and related expenses exceed established reserves. During 2003, the accident and health division reported a net loss of $5.7 million due to claim payments in excess of established reserves and legal fees. See Note 21 to the Consolidated Financial Statements.

         Prior to January 1, 2003, the Company aggregated the results of its five main operational segments into three reportable segments: U.S., Canada, and Other International. The Other International reportable segment formerly included operations in Latin America, Asia Pacific, and Europe & South Africa. Effective January 1, 2003, as a result of our declining presence in Argentina and changes in management responsibilities for part of the Latin America region, the Other International reportable segment no longer included Latin America operations. Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are now reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, are reported as part of U.S. operations in the Traditional sub-segment. Additionally, the remaining operations of the Other International reportable segment, Asia Pacific and Europe & South Africa, are now presented as separate reportable segments. Prior-period segment information has been reclassified to conform to this new presentation.

         The U.S. operations provide traditional life, asset-intensive, and financial reinsurance primarily to domestic clients. The Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of critical illness products. Asia Pacific operations provide primarily traditional life reinsurance and, to a lesser extent, financial reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe and South Africa, in addition to other markets we are developing. Our discontinued accident and health business is excluded from continuing operations. We measure segment performance based on profit or loss from operations before income taxes.

         Consolidated income from continuing operations increased 38.8% in 2003 to $178.3 million and increased 222.1% in 2002 to $128.5 million. Diluted earnings per share from continuing operations were $3.46 for 2003 compared to $2.59 for 2002 and $0.80 for 2001. A majority of our earnings during these years were attributed primarily to traditional reinsurance results in the U.S. and Canada. Mortality experience during 2003 and 2002 was generally within our range of expectations. Additionally, 2003 net income for our U.S. Traditional operations benefited from the Allianz Life transaction by approximately $6.8 million. We expect that transaction to contribute $30 to $40 million to net income in 2004. Earnings during 2001 were adversely affected by the terrorist attacks of September 11, 2001, investment losses on sales and impairments of investment securities, and the accrual of additional reserves to support our reinsurance of Argentine pension business.

         Consolidated investment income increased 24.3% and 10.0% during 2003 and 2002, respectively. These increases related to a growing invested asset base due to positive cash flows from operations and deposits from several annuity reinsurance treaties, offset, in part, by declining invested asset yields primarily due to a decline in prevailing interest rates. The cost basis of invested assets increased by $2.1 billion, or 32.3%, in 2003 and increased $1.4 billion, or 27.5%, in 2002. In excess of $400 million of the increase in the cost basis of invested assets during 2003 was due to the Company's common equity offering in which 12,075,000 new shares were issued. The additional increase during 2003 is due to the factors previously discussed. The average yield earned on investments, excluding funds withheld, was 6.39% in 2003, compared with 6.51% in 2002, and 6.79% in 2001. The average yield will vary from year to year depending on a number of variables, including the prevailing interest rate environment, and changes in the mix of our underlying investments. Funds withheld assets are associated with annuity contracts on which we earn a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities. Investment income is allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

         The consolidated provision for income taxes for continuing operations represented approximately 34.3%, 33.8%, and 39.7% of pre-tax income for 2003, 2002, and 2001, respectively. Absent unusual items, we expect the consolidated effective tax rate to be between 34% and 35%. The effective tax rate for 2002 includes the effect of a $2.0 million reduction in tax liabilities resulting from a settlement of an Internal Revenue Service ("IRS") audit. The effective tax rate for 2001 was affected by realized capital losses domestically and operating losses from foreign subsidiaries for which deferred tax assets cannot be fully established. The Company calculated tax benefits related to its discontinued operations of $3.1 million for 2003 and 2002, and $3.7 million for 2001. The effective tax rate on the discontinued operations was approximately 35.0% for each of the three years.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are described in Note 2 to the Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs, the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims, the valuation of investment impairments, and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company's financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

         Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that the possibility of a significant loss from insurance risk will occur only under remote circumstances, it records the contract under a deposit method of accounting with the net amount payable / receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheet. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.

         Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Deferred policy acquisition costs ("DAC") reflect our expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. The Company performs periodic tests to determine that DAC remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations. No adjustments were made during 2003, however, for the years ended December 31, 2002 and 2001, the Company reflected charges of $1.0 million and $3.1 million, respectively, for unrecoverable deferred policy acquisition costs. As of December 31, 2003, the Company estimates that approximately 51.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

         The Company periodically reviews actual and anticipated experience compared to the assumptions used to establish policy benefits. Further, it establishes premium deficiency reserves if actual and anticipated experience indicates that existing policy liabilities together with the present value of future gross premiums are not sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established by a charge to income, as well as a reduction in unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits.

         Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. These estimates are periodically reviewed and any adjustments to such estimates, if necessary, are reflected in current operations.

         The Company primarily invests in fixed maturity securities. The Company monitors its fixed maturity securities to determine potential impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, the intent and ability to hold securities, and various other subjective factors. Securities, based on management's judgments, with an other than temporary impairment in value are written down to management's estimate of fair value.

         Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other than temporary impairments to investment securities can have a material effect on the Company's results of operations and financial condition.

         The Company is currently a party to various litigation and arbitrations. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or even provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. See Note 21 to the Consolidated Financial Statements.

         Further discussion and analysis of the results for 2003 compared to 2002 and 2001 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

         U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE YEAR ENDED DECEMBER 31, 2003                                                NON-TRADITIONAL
(in thousands)                                                                    ASSET-         FINANCIAL         TOTAL
                                                              TRADITIONAL       INTENSIVE       REINSURANCE         U.S.
                                                              -----------      -----------      -----------     -----------
REVENUES:
  Net premiums                                                $ 1,797,478      $     4,315      $         -     $ 1,801,793
  Investment income, net of related expenses                      181,897          164,127              105         346,129
  Realized investment losses, net                                  (5,715)          (1,674)               -          (7,389)
  Change in value of embedded derivatives (net of amounts
  allocable to deferred acquisition costs of $30,665)                   -           12,931                -          12,931
  Other revenues                                                    3,920            6,524           27,302          37,746
                                                              -----------      -----------      -----------     -----------
     Total revenues                                             1,977,580          186,223           27,407       2,191,210
BENEFITS AND EXPENSES:

  Claims and other policy benefits                              1,457,886            2,976                -       1,460,862
  Interest credited                                                58,317          119,621                -         177,938
  Policy acquisition costs and other insurance expenses
    (excluding $30,665 allocated to embedded derivatives)         241,877           34,422            9,900         286,199
  Other operating expenses                                         41,186            3,809            5,128          50,123
                                                              -----------      -----------      -----------     -----------
       Total benefits and expenses                              1,799,266          160,828           15,028       1,975,122

       Income before income taxes                             $   178,314      $    25,395      $    12,379     $   216,088
                                                              ===========      ===========      ===========     ===========

FOR THE YEAR ENDED DECEMBER 31, 2002                                              NON-TRADITIONAL
(in thousands)                                                                  ASSET-         FINANCIAL         TOTAL
                                                            TRADITIONAL       INTENSIVE       REINSURANCE         U.S.
                                                            -----------      -----------      -----------     -----------
REVENUES:
  Net premiums                                              $ 1,407,751      $     3,786      $         -     $ 1,411,537
  Investment income, net of related expenses                    161,869          110,019              191         272,079
  Realized investment losses, net                                (6,194)          (4,135)               -         (10,329)
  Other revenues                                                  2,802            7,277           26,586          36,665
                                                            -----------      -----------      -----------     -----------
     Total revenues                                           1,566,228          116,947           26,777       1,709,952
BENEFITS AND EXPENSES:
  Claims and other policy benefits                            1,097,998           17,376                -       1,115,374
  Interest credited                                              56,675           65,504                -         122,179
  Policy acquisition costs and other insurance expenses         228,800           18,560            8,196         255,556
  Other operating expenses                                       30,505            1,242            9,295          41,042
                                                            -----------      -----------      -----------     -----------
       Total benefits and expenses                            1,413,978          102,682           17,491       1,534,151

       Income before income taxes                           $   152,250      $    14,265      $     9,286     $   175,801
                                                            ===========      ===========      ===========     ===========

FOR THE YEAR ENDED DECEMBER 31, 2001                                              NON-TRADITIONAL
(in thousands)                                                                  ASSET-        FINANCIAL         TOTAL
                                                            TRADITIONAL       INTENSIVE      REINSURANCE         U.S.
                                                            -----------      -----------     -----------     -----------
REVENUES:
  Net premiums                                              $ 1,234,817      $     3,248     $         -     $ 1,238,065
  Investment income, net of related expenses                    152,068           93,252             474         245,794
  Realized investment gains (losses), net                       (30,764)           1,193               -         (29,571)
  Other revenues                                                  2,344            2,379          25,958          30,681
                                                            -----------      -----------     -----------     -----------
     Total revenues                                           1,358,465          100,072          26,432       1,484,969
BENEFITS AND EXPENSES:
  Claims and other policy benefits                              983,460            4,658               -         988,118
  Interest credited                                              52,428           58,087               -         110,515
  Policy acquisition costs and other insurance expenses         187,422           21,632           9,925         218,979
  Other operating expenses                                       34,056              740           7,980          42,776
                                                            -----------      -----------     -----------     -----------
       Total benefits and expenses                            1,257,366           85,117          17,905       1,360,388

       Income before income taxes                           $   101,099      $    14,955     $     8,527     $   124,581
                                                            ===========      ===========     ===========     ===========

         Income before taxes for the U.S. operations totaled $216.1 million for 2003 compared to $175.8 million in 2002 and $124.6 million in 2001. The Allianz Life transaction was a contributing factor to the earnings growth during 2003, as well as continued revenue growth and the change in fair value of embedded derivatives. Growth in revenue and favorable mortality experience in the traditional sub-segment contributed to the increase in income for 2002. Income was down in 2001 due primarily to higher realized net investment losses, and higher than expected claims, arising primarily from the terrorist attacks of September 11, 2001.

Traditional Reinsurance

         The U.S. traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During 2003 production totaled $423.5 billion face amount of new business, compared to $150.3 billion in 2002 and $109.7 billion in 2001. Production for 2003 includes $287.2 billion related to the Allianz Life transaction. Management believes industry consolidation and the trend toward reinsuring mortality risks should continue to provide opportunities for growth, although transactions the size of Allianz Life may or may not occur.

         Income before income taxes for U.S. traditional reinsurance increased 17.1% in 2003 and increased 50.6% in 2002. Contributing to the increase for 2003 is the Allianz Life business, which generated $10.5 million of pre-tax income coupled with the continued growth in our traditional business. The growth in 2002 can be attributed to premium growth and favorable claim experience. Income was down in 2001 due primarily to higher realized net investment losses, and higher than expected claims, arising primarily from the terrorist attacks of September 11, 2001.

         Net premiums for U.S. traditional reinsurance increased 27.7% in 2003, 17.5% of which related to the $246.1 million in net premiums from the Allianz Life transaction. During 2002, net premiums increased 14.0%. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business all contributed to the growth. The increased premium is driven by the growth of total U.S. business in force, which increased to $896.8 billion in 2003, a 64.6% increase over the prior year. This amount includes $278.0 billion of inforce from the Allianz Life transaction. Premium levels can be influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased 12.4% and 6.4% in 2003 and 2002, respectively. The increase in both years is due to growth in the invested asset base, primarily due to increased operating cash flows on traditional reinsurance, which was partially offset by lower yields, primarily as a result of a general decline in interest rates. The Allianz Life transaction accounted for 3.6% of the increase in 2003.

         Claims and other policy benefits, as a percentage of net premiums, were 81.1%, 78.0%, and 79.6% in 2003, 2002, and 2001, respectively. The increase in 2003 compared to prior years is a result of slightly higher claims as well as the impact of the Allianz Life transaction. The lower ratio in 2002 is the result of generally favorable mortality experience. The

2001 loss ratio was affected by $16.1 million in claims related to the events of September 11, 2001. Subsequent to 2001, our net loss resulting from the terrorist attacks decreased to $11.2 million. This reduction ($3.0 million and $1.9 million in 2003 and 2002, respectively) is the result of reported claims from this event being lower than originally projected. The Company's catastrophe coverage program limited its net losses related to the terrorist attacks. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

         Interest credited relates to amounts credited on the Company's cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values, and investment performance.

         The amount of policy acquisition costs and other insurance expenses, as a percentage of net premiums, was 13.5%, 16.3%, and 15.2% in 2003, 2002, and 2001, respectively. The Allianz Life transaction contributed a 0.9% decrease in this ratio for 2003. These percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements, the timing of amounts due to and from ceding companies, as well as the amortization pattern of previously capitalized amounts which are based on the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.

         Other operating expenses, as a percentage of net premiums, were 2.3%, 2.2%, and 2.8% in 2003, 2002, and 2001, respectively. The slight increase in 2003 can be attributed $9.0 million of expenses associated with the Allianz Life transaction, of which $6.3 million are non-recurring and were capitalized as a deferred acquisition cost. The decrease in operating expenses for 2002 is the result of lower overhead costs being allocated to this sub-segment as the international operations have grown. This percentage will fluctuate based on premium levels and the mix of fixed versus variable operating expenses.

Asset-Intensive Reinsurance

         Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld or modified coinsurance of non-mortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. Several of the coinsurance agreements are on a funds withheld basis.

         During 2003, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"), recording a change in value of embedded derivatives of $12.9 million within revenues, net of $30.7 million of related amortization of deferred acquisition costs (see Note 2 - "New Accounting Pronouncements" in Notes to Consolidated Financial Statements for further discussion).

         Income before income taxes increased in 2003 to $25.4 million compared to $14.3 million and $15.0 million in 2002 and 2001, respectively. The increase during 2003 was mainly due to a $12.9 million benefit related to the change in fair value of embedded derivatives. The fair value is expected to fluctuate significantly on a quarterly basis since it is primarily tied to movements in credit spreads. In addition, 2003 results were affected by higher credit losses than expected within the funds withheld portfolios, somewhat offset by the continued growth in the asset base. These credit losses were reflected in investment income. Results during 2002 were favorably affected by the growth in the asset base compared to 2001, however, realized losses on investment securities increased $5.3 million during 2002, resulting in an overall decrease of $0.7 million in income before income taxes.

         Total revenues, which are comprised primarily of investment income, increased 59.2% and 16.9% in 2003 and 2002, respectively. The increase in 2003 can be primarily attributed to continued growth in asset base for this segment. The average invested asset balance was $2.7 billion, $1.9 billion, and $1.3 billion for 2003, 2002 and 2001, respectively. Invested assets outstanding as of December 31, 2003, and 2002 were $3.1 billion and $2.4 billion, of which $2.0 billion and $1.4 billion were funds withheld at interest, respectively.

         Total expenses, which is comprised primarily of interest credited, policy benefits and acquisition costs increased 56.6% and 20.6% in 2003 and 2002, respectively. The increase in 2003 can be attributed to the increase in policy acquisition costs and interest credited. The higher policy acquisition costs and growth in interest credited is the result of the significant growth in this segment. The higher expenses are offset by the increase in investment income, which is reflective of the higher asset base. The growth in other expenses in 2003 reflects the underlying growth and resource support for this sub-segment.

Financial Reinsurance

         The U.S. financial reinsurance sub-segment includes results from RGA Financial Group, a wholly-owned subsidiary, and consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance transactions assumed by the Company are retroceded to other insurance companies. Financial reinsurance agreements represent low risk business that the Company assumes and subsequently retrocedes with a net fee earned on the transaction. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.

         Income before income taxes increased 33.3% and 8.9% in 2003 and 2002, respectively. The increase for 2003 can be attributed to lower operating expenses allocated to this sub-segment in 2003 compared to 2002 and 2001. At December 31, 2003, 2002 and 2001, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $811.3 million, $872.7 million and $547.8 million, respectively.

CANADA OPERATIONS

         The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned company. RGA Canada is a leading life reinsurer in Canada, assisting clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, including preferred underwriting products, as well as non-guaranteed critical illness products.

FOR THE YEAR ENDED DECEMBER 31,                         2003           2002           2001
(in thousands)                                        ---------      ---------      ---------
REVENUES:
     Net premiums                                     $ 214,738      $ 181,224      $ 173,269
     Investment income, net of related expenses          87,212         70,518         65,006
     Realized investment gains (losses), net             13,423           (163)         9,148
     Other revenues                                        (212)           136            201
                                                      ---------      ---------      ---------
            Total revenues                              315,161        251,715        247,624

BENEFITS AND EXPENSES:
     Claims and other policy benefits                   223,375        186,398        172,799
     Interest credited                                    1,488          1,070            299
     Policy acquisition costs and other insurance
       expenses                                          20,293         16,136         14,101
     Other operating expenses                            10,441          9,480          8,909
                                                      ---------      ---------      ---------
          Total benefits and expenses                   255,597        213,084        196,108

          Income before income taxes                  $  59,564      $  38,631      $  51,516
                                                      =========      =========      =========

         The Canadian operation is one of the leading life reinsurers in Canada. RGA Canada's reinsurance inforce totaled approximately $84.0 billion and $64.5 billion at December 31, 2003 and 2002, respectively. At December 31, 2003, RGA Canada includes most of the life insurance companies in Canada as clients.

         Income before income taxes increased 54.2% in 2003 and decreased 25.0% in 2002. The increase in 2003 was the result of an increase of $13.6 million or 35.2% in realized investment gains as well as more favorable mortality experience in the current year. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2003 relative to 2002, and contributed $6.7 million, or 17.3%, to income before income taxes in 2003. In local currency, income before income taxes increased by 39.7%. The decrease in 2002 was the result of a $9.3 million decrease in realized investment gains and unfavorable mortality experience, primarily due to two treaties, and favorable mortality experience in 2001.

         Net premiums increased by 18.5%, to $214.7 million in 2003, and increased by 4.6%, to $181.2 million in 2002. In original currency, net premiums increased by 5.2% in 2003 and 6.5% in 2002. A stronger Canadian dollar in 2003 contributed $24.1 million, or 13.3%, to net premiums reported in 2003. The decline in the strength of the Canadian dollar in 2002 had an adverse effect on the amount of net premiums reported of $2.1 million, or 1.2%, in 2002. Premium levels are significantly influenced by large transactions, mix of business, and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased by 23.7% and 8.5% during 2003 and 2002, respectively. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The investment income allocation to the Canadian operations was $5.8 million and $5.2 million in 2003 and 2002, respectively. Investment performance varies with the composition of investments. In 2003, the increase in investment income was mainly the result of a stronger Canadian dollar during 2003 compared to 2002, an increase in the invested asset base due to operating cash flows on traditional reinsurance, and interest on an increasing amount of funds withheld at interest related to one treaty. In 2002, the invested asset base growth was due to operating cash flows on traditional reinsurance, proceeds from capital contributions, and interest on an increasing amount of funds withheld at interest related to one treaty.

         Claims and other policy benefits, as a percentage of net premiums, were 104.0% of total 2003 net premiums compared to 102.9% in 2002 and 99.7% in 2001. The increased percentages are primarily the result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios and increase over time. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Claims and other policy benefits, as a percentage of net premiums and investment income, were 74.0% during 2003 compared to 74.0% in 2002 and 72.5% in 2001. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

         Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 9.5% in 2003, 8.9% in 2002, and 8.1% in 2001. The increase in this ratio is primarily due to the changing mix of business. In 2003 and 2002, more business was derived from coinsurance agreements than yearly renewable term agreements than in the prior year. The coinsurance agreements tend to have higher commission costs compared to yearly renewable term agreements.

         Other operating expenses increased $1.0 million in 2003 and $0.6 million in 2002 compared to their respective prior-year periods. The increase in 2003 is attributable to the strengthening of the Canadian dollar.

EUROPE & SOUTH AFRICA OPERATIONS

         The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of accelerated critical illness coverage (pays on the earlier of death or diagnosis of a pre-defined critical illness). Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

FOR THE YEAR ENDED DECEMBER 31,                         2003          2002           2001
(in thousands)                                        ---------     ---------      ---------
REVENUES:
     Net premiums                                     $ 364,203     $ 226,846      $  94,800
     Investment income, net of related expenses           3,869         1,009          1,536
     Realized investment gains (losses), net              3,999           894           (137)
     Other revenues                                       1,067         2,064            256
                                                      ---------     ---------      ---------
            Total revenues                              373,138       230,813         96,455

BENEFITS AND EXPENSES:
     Claims and other policy benefits                   230,895       130,975         59,429
     Policy acquisition costs and other insurance
       expenses                                         105,062        82,700         26,753
     Other operating expenses                            15,866        13,049         10,555
     Interest expense                                     1,043           680            681
                                                      ---------     ---------      ---------
          Total benefits and expenses                   352,866       227,404         97,418

          Income (loss) before income taxes           $  20,272     $   3,409      $    (963)
                                                      =========     =========      =========

         Europe & South Africa net premiums grew 60.6% during 2003 and 139.3% in 2002. The growth was primarily the result of new business from existing treaties and from new treaties, combined with favorable currency exchange rates. Several foreign currencies, particularly the British pound, the euro, and the South African rand strengthened against the U.S. dollar in 2003. The effect of the strengthening of the local currencies was an increase in 2003 premiums of $41.7 million over 2002. Also, a significant portion of the growth of premiums was due to reinsurance of accelerated critical illness. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned from this coverage totaled $145.7 million, $103.5 million and $29.6 million in 2003, 2002 and 2001, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased $2.9 million in 2003, and decreased $0.5 million in 2002. The increase in 2003 was primarily due to growth in the investment assets in the U.K. and South Africa, growth in the allocated invested asset base and favorable exchange rates. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

         Claims and other policy benefits as a percentage of net premiums totaled 63.4%, 57.7% and 62.7% for 2003, 2002 and 2001, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 28.8%, 36.5% and 28.2% for 2003, 2002, and 2001, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums which have lower allowances than first year premiums, represent a greater percentage of the total premiums. Accordingly, the ratio of allowances to premiums declines.

         Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the United Kingdom are typically higher than those experienced in the Company's other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management's estimates, the Company may record a charge to income, due to a reduction in the DAC asset and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. The Company estimates that a 10 percent increase in anticipated mortality and morbidity experience would have no impact while a 12 percent or 15 percent increase would result in pre-tax income statement charges of approximately $21.4 million and $69.4 million, respectively.

         Other operating expenses increased 21.6% during 2003 and 23.6% for 2002. The increase in other operating expenses in 2003 and 2002 is due to an increase in costs associated with maintaining and supporting the significant increase in business over the past two years. As a percentage of premiums, other operating expenses fell to 4.4% in 2003 from 5.8% in 2002 and 11.1% in 2001, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

         The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, New Zealand, South Korea and Taiwan. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. The Company operates multiple offices throughout each region to best meet the needs of the local client companies.

FOR THE YEAR ENDED DECEMBER 31,                         2003           2002           2001
(in thousands)                                        ---------      ---------      ---------
REVENUES:
     Net premiums                                     $ 259,010      $ 160,197      $ 119,702
     Investment income, net of related expenses          10,692          7,059          3,935
     Realized investment gains (losses), net               (761)          (268)           113
     Other revenues                                       1,191          2,363          2,903
                                                      ---------      ---------      ---------
            Total revenues                              270,132        169,351        126,653

BENEFITS AND EXPENSES:
     Claims and other policy benefits                   185,358        110,806         75,595
     Policy acquisition costs and other insurance
       expenses                                          47,513         36,660         36,103
     Other operating expenses                            16,903         14,727         11,081
     Interest expense                                     1,096            842            867
                                                      ---------      ---------      ---------
          Total benefits and expenses                   250,870        163,035        123,646

          Income before income taxes                  $  19,262      $   6,316      $   3,007
                                                      =========      =========      =========

         Asia Pacific income before income taxes grew 205.0% during 2003 and 110.0% in 2002. The growth was primarily the result of the combination of additional premium volume, lower acquisition costs relative to net premiums, and economies of scale. As the segment grows, although the other operating expenses increase, the substantial growth in premium volume covers these costs, creating favorable economies of scale.

         Asia Pacific net premiums grew 61.7% during 2003 and 33.8% in 2002. The growth was primarily the result of new business from existing treaties and from new treaties, combined with favorable exchange rates. Several foreign currencies, particularly the Australian dollar, the New Zealand dollar and the Japanese yen strengthened against the U.S. dollar in 2003. The effect of the strengthening of the local currencies was an increase in 2003 premiums by $27.3 million over 2002, and $8.6 million for 2002 over 2001, caused mostly by the Australian/New Zealand operations.

         The premium growth in 2003 was primarily in the Australia/New Zealand, Japan, and South Korea regions. The growth in Australia/New Zealand was split evenly between premiums with new clients, additional premium from existing clients, and the effect of exchange rates. In local currency, the Australia/New Zealand business increased by approximately 55.9%, while in U.S. dollars the premiums grew approximately 84.6%. Given the more mature nature of the Australian and New Zealand insurance markets, it is unlikely that future growth rates will continue at these rates, although additional growth is anticipated. The growth in the Japanese market was attributable to having a full year of a large treaty, versus a partial year in 2002, and additional business with most existing clients. The creation of the Japanese branch in December 2003 helps strengthen the Company's presence in the Japanese market and is expected to lead to future growth. The growth in South Korean premiums in 2003 was attributable to new business from an existing treaty and from a new large critical illness treaty. Substantial growth in this region is anticipated going forward, although this growth is off a small base of business. Premiums from the Hong Kong and Taiwan regions were essentially flat for the year, with growth from new treaties offset by the run-off of a large closed block. A portion of the growth of premiums for the segment is due to reinsurance of accelerated critical illness. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned from this coverage totaled $31.2 million, $15.0 million and $13.7 million in 2003, 2002 and 2001, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

         Net investment income increased $3.6 million or 51.5% in 2003, and increased $3.1 million or 79.4% in 2002. The increase in 2003 was primarily due to growth in the investment assets in Australia and a favorable exchange rate, along with an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

         Other revenue during 2003 and 2002 primarily represented profit and fees associated with financial reinsurance in Taiwan and South Korea. These financial reinsurance treaties are in run-off and no new treaties were added in 2003, causing the decline in other revenue. Fees paid to retrocessionaires that were included in policy acquisition costs and other insurance expenses partially offset the fees earned for these years.

         Claims and other policy benefits as a percentage of net premiums increased in 2003 and totaled 71.6%, 69.2% and 63.2% for 2003, 2002 and 2001, respectively. This percentage will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition to the change in mix of business, a portion of the increase in this percentage for 2003 over 2002 was attributable to the unfavorable performance of one treaty. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

         Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 18.3%, 22.9% and 30.2% for 2003, 2002, and 2001, respectively. As the segment grows, renewal premiums, which generally have lower acquisition costs than first year premiums, account for a greater percentage of the total premiums. Accordingly, the ratio of acquisition costs to premiums should decline over time. The percentages also fluctuate due to timing of client company reporting and variations in the mixture of business being reinsured. Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized.

         Other operating expenses increased 14.8% during 2003 and 32.9% for 2002. The increase in expenses is attributable to exchange rates, additional expenses in the Sydney regional office to support the business in the regions, expansion of the Japanese office to meet the requirements of branch status, and a full year of the South Korean office as opposed to a start-up operation in 2002. As a percentage of premiums, other operating expenses fell to 6.5% in 2003 from 9.2% in 2002 and 9.3% in 2001, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

CORPORATE AND OTHER

         Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized capital gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million of 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners ("RTP"), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off (see discussion of status below), and an insignificant amount of direct insurance operations in Argentina.

FOR THE YEAR ENDED DECEMBER 31,                         2003           2002           2001
(in thousands)                                        ---------      ---------      ---------
REVENUES:
     Net premiums                                     $   3,419      $     862      $  35,926
     Investment income, net of related expenses          17,677         23,847         24,288
     Realized investment losses, net                     (3,912)        (4,785)       (47,984)
     Other revenues                                       7,508            208            353
                                                      ---------      ---------      ---------
            Total revenues                               24,692         20,132         12,583

BENEFITS AND EXPENSES:
     Claims and other policy benefits                     7,941         (4,089)        80,861
     Interest credited                                      276          3,466            898
     Policy acquisition costs and other insurance
        expenses                                           (902)           452          8,281
     Other operating expenses                            26,303         16,488         17,985
     Interest expense                                    34,650         33,994         16,549
                                                      ---------      ---------      ---------
          Total benefits and expenses                    68,268         50,311        124,574

          Loss before income taxes                    $ (43,576)     $ (30,179)     $(111,991)
                                                      =========      =========      =========

         Loss before income taxes grew approximately 44.4% during 2003 compared to 2002, primarily due to a $6.4 million decrease in unallocated investment income, a $5.5 million increase in unallocated general corporate expenses, and a $2.9 million increase in unallocated realized investment losses. The Argentine operations slightly offset these corporate results providing income before income taxes of approximately $0.9 million. RTP operations, which have no comparative prior-year results, broke even and added $4.8 million in other revenues and other expenses in 2003 due to the growth in licensing, installation and modification services associated with the Company's electronic underwriting product.

         Loss before income taxes decreased 73.1% during 2002 compared to 2001. Results for 2002 and 2001 are difficult to compare due to the Company's decision to exit the privatized pension business in Argentina during 2001. The privatized pension business provided income from continuing operations of $4.7 million in 2002, compared to a loss from continuing operations of approximately $71.3 million during 2001. The 2001 loss primarily related to realized investment losses on Argentine securities supporting the business and an increase to reserves. Unallocated corporate revenues, consisting of unallocated investment income and realized investment losses, increased $24.7 million. This increase in corporate revenues was offset, in part, by an $18.6 million increase in expenses, primarily interest expense. The substantial increase in interest expense during 2002 was primarily a result of the addition of the Preferred Securities (See Note 16, "Issuance of Trust PIERS Units" of the Notes to Consolidated Financial Statements) and the 2001 Senior Notes, both of which were issued near the end of 2001. The Company views its long-term debt at its current level as an integral and ongoing part of its capital structure.

Status of Argentine Privatized Pension Business

         Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs") are privately owned pension fund managers that were formed as a result of reform and privatization of Argentina's social security system. Privatized pension reinsurance covers the life insurance as well as the total and permanent disability components of the pension program. The claims under that program are initially established as units of the underlying pension fund ("AFJP fund units") at the time they are filed. Because AFJP claims payments are linked to the AFJP fund units, the ultimate amounts of claims paid by the reinsurer under the program should vary with the underlying performance of the related pension fund over the period in which the claims were adjudicated. In addition, the reinsurer is subject to the mortality and morbidity risks associated with the underlying plan participants. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina during 2001 because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced.

         Because AFJP claims payments are linked to the AFJP fund units and the AFJP funds are heavily invested in Argentine government securities, the economic crisis in Argentina should have significantly reduced the AFJP fund unit values, and hence the claims payable. However, the opposite effect has occurred because of regulatory intervention of the Argentine government in the AFJP system, including the pesofication of the Argentine economy as it relates to AFJPs. Specifically, AFJP fund unit values are still artificially high, inflating AFJP yields. There have also been delays in the payment of permanent disability claims. The artificially high AFJP fund unit values adversely affect reinsurers like RGA Reinsurance by inflating the value of claims payments on quota share reinsurance contracts, prematurely triggering attachment points on stop loss reinsurance contracts, and prematurely triggering excess of retention reinsurance contracts. Additionally, the delay in paying disability claims, coupled with the artificially high AFJP fund unit values, has the effect of inflating the disability claims payments that will ultimately have to be made by reinsurers. Recent draft regulations issued by the Argentine government would require payment of these deferred disability claims at the inflated AFJP fund unit values. The Company cannot predict if or when these draft regulations may become effective.

         It is the Company's position that these actions of the Argentine government constitute violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). RGA Reinsurance has put the Argentine Republic on notice of the Company's intent to file a request for arbitration of its dispute relating to these violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank (the "ICSID Arbitration"), if an amicable settlement can not be reached. The Company is also exploring other possible remedies under U.S. and Argentine law. While it is not feasible to predict or determine the ultimate outcome of the contemplated ICSID Arbitration or other remedies that the Company may pursue, or provide reasonable ranges of potential losses if the Argentine government continues with its present course of action, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

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

         At the time it was accepting accident and health risks, the Company directly underwrote certain business provided by brokers using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers compensation carve-out, personal accident, and similar coverages.

         The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to arbitrations that involve some of these LMX reinsurance programs. Additionally, while RGA did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers' compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures, etc. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

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

         While it is not feasible to predict the ultimate outcome of pending arbitrations and litigation involving LMX reinsurance programs, any indirect workers' compensation carve-out exposure, other accident and health risks, or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

         The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $62.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $12.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

\
         The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of December 31, 2003 and 2002 was $54.5 million and $50.9 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $4.8 million, $3.3 million, and $3.0 million for 2003, 2002, and 2001, respectively.

DEFERRED ACQUISITION COSTS

         Deferred acquisition costs related to interest-sensitive life and investment-type contracts are amortized over the lives of the contracts, in relation to the present value of estimated gross profits (EGP) from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and
(3) estimated costs of administration. EGP is also reduced by our estimate of future losses due to defaults in fixed maturity securities. Deferred policy acquisition costs ("DAC") are sensitive to changes in assumptions regarding these EGP components, and any change in such an assumption could have an impact on our profitability.

         The Company continuously reviews the EGP valuation model and assumptions so that the assumptions reflect a reasonable view of the future. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year, if assumptions are changed as illustrated, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($236.5 million as of December 31, 2003):

                                                                       ONE-TIME              ONE-TIME
       QUANTITATIVE CHANGE IN SIGNIFICANT ASSUMPTIONS               INCREASE IN DAC      DECREASE  IN DAC
--------------------------------------------------------------     -----------------     -----------------
Estimated interest spread increasing (decreasing) 25 basis                1.0%                 (1.2)%
points from the current spread

Estimated policy lapse rates decreasing (increasing) 20% on a             0.2%                 (0.1)%
permanent basis (including surrender charges)                      ----------            ----------

         In general, a change in assumption that improves our expectations regarding EGP is going to have the impact of deferring the amortization of DAC into the future, thus increasing earnings and the current DAC balance. Conversely, a change in assumption that decreases EGP will have the effect of speeding up the amortization of DAC, thus reducing earnings and lowering the DAC balance. We also adjust DAC to reflect changes in the unrealized gains and losses on available for sale fixed maturity securities since this impacts EGP. This adjustment to DAC is reflected in accumulated other comprehensive income.

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

         The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2003:

                                                       NON-ASSET-INTENSIVE             TOTAL
      (IN THOUSANDS)         ASSET-INTENSIVE DAC               DAC                      DAC
      --------------         -------------------       -------------------       -----------------
U.S.                         $          236,509        $          769,875        $       1,006,384
Canada                                        -                   153,140                  153,140
Asia Pacific                                  -                   179,737                  179,737
Europe & South Africa                         -                   412,703                  412,703
Corporate and Other                           -                     5,132                    5,132
                             ------------------        ------------------        -----------------
     Total                   $          236,509        $        1,520,587        $       1,757,096
                             ==================        ==================        =================

         As of December 31, 2003, the Company estimates that approximately 51.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

         RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid to its shareholders, interest payments on its indebtedness (See Notes 15, "Long-Term Debt," and 16, "Issuance of Trust PIERS Units," of the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of director approved plan. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

         During the fourth quarter of 2003, the Company issued 12,075,000 shares of its common stock at $36.65 per share, raising proceeds of approximately $426.7 million, net of expenses. The Company expects to use the proceeds for general corporate purposes, including funding its reinsurance operations. Pending such use, RGA expects to invest the net proceeds in interest-bearing, investment-grade securities, short-term investments, or similar assets. MetLife, Inc. and its affiliates purchased 3,000,000 shares of common stock in the offering with a total purchase price of approximately $110.0 million.

         RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. In 2001, the Board of Directors approved a repurchase program authorizing RGA to purchase up to $50 million of its shares of stock, as conditions warrant. During 2002, RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million. The Company did not purchase any treasury stock during 2003.

STATUTORY DIVIDEND LIMITATIONS

         RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2004, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, equal to their unassigned surplus, approximately $12.8 million and $56.1 million, respectively. The maximum amount available for dividends by RGA Canada to RGA under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $58.9 million. RGA Americas and RGA Barbados do not have material restrictions on their ability to pay dividends out of retained earnings. Dividend payments from other subsidiaries are subject to regulations in the country of domicile.

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

SHAREHOLDER DIVIDENDS

         Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.06 per share in 2003. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries.

DEBT AND PREFERRED SECURITIES

         Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600.0 million to $700.0 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10.0 million or $25.0 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company's credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2003, the Company had $398.1 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. Of that amount, approximately $48.6 million is subject to immediate payment upon a downgrade of the Company's senior long-term debt rating, unless a waiver is obtained from the lenders. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds.

         In December 2001, RGA, through its wholly-owned subsidiary trust, issued $225.0 million in Preferred Income Redeemable Securities ("PIERS") Units. See Note 2, "Summary of Significant Accounting Policies," and 16, "Issuance of Trust PIERS Units," of the Notes to Consolidated Financial Statements for additional information on the terms of the PIERS units. Each PIERS unit consists of a preferred security with a face value of $50 and a stated maturity of March 18, 2051 and a warrant to purchase 1.2508 shares of RGA stock at an exercise price of $50. The warrant expires on December 15, 2050. The holders of the PIERS units have the ability to exercise their warrant for stock at any time and require RGA to payoff the preferred security. Because the exercise price of the warrant to be received from the holder is equal to the amount to be paid for the preferred security, there is no net cash required on RGA's part. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, RGA may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.

         Although consolidated long-term debt increased approximately 21.5% during 2003, interest expense related to long-term debt increased just 3.6%, primarily due to the timing of additional borrowings and favorable interest rates on the Company's U.S. revolving credit facility. The Company borrowed $50.0 million against this facility during 2003. Consolidated interest expense during 2002 increased significantly compared to 2001 due to the addition, in December 2001, of the $225.0 million face amount, 5.75% trust preferred securities issued by RGA Capital Trust I and the interest expense associated with its $200.0 million 6.75% Senior Notes due 2011. As of December 31, 2003, the average interest rate on long-term debt outstanding, excluding the PIERS, was 6.02% compared to 6.74% at the end of 2002.

         Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with RGA Reinsurance and RCM, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, make interest payments on its senior indebtedness and junior subordinated notes, repurchase RGA common stock under the board of director approved plan, and meet its other obligations.

         A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products and RGA's ability to raise new capital. Because the Company obtains substantially all of its revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, its business would be harmed if the market for annuities or life insurance were adversely affected.

REINSURANCE OPERATIONS

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

ASSETS IN TRUST

         Some treaties give ceding companies the right to request that the Company place assets in trust for their benefit to support their reserve credits in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2003, these treaties had approximately $308.4 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $605.8 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2003. Additionally, securities with an amortized cost of $1,453.8 million, as of December 31, 2003, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties does not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.

GUARANTEES

         RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $188.3 million as of December 31, 2003 and are reflected on the Company's consolidated balance sheet in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2003, RGA's exposure related to credit facility guarantees was $48.6 million and is reflected on the consolidated balance sheet in long-term debt. RGA's maximum potential guarantee under the credit facilities is $53.1 million. RGA has issued a guarantee on behalf of a subsidiary in the event the subsidiary fails to make payment under its office lease obligation. As of December 31, 2003, the maximum potential exposure was approximately $3.0 million.

         In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

OFF BALANCE SHEET ARRANGEMENTS

         The Company has no obligations, assets or liabilities other than those reflected in the financial statements. Further, the Company has not engaged in trading activities involving non-exchange traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with RGA.

CASH FLOWS

         The Company's principal cash inflows from its reinsurance operations are premiums and deposit funds received from ceding companies. The primary liquidity concern with respect to these cash flows is early recapture of the reinsurance contract by the ceding company. The Company's principal cash inflows from its investing activities result from investment income, maturity and sales of invested assets, and repayments of principal. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See -- Investments and --Interest Rate Risk below.

         Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows include selling short-term investments or fixed maturity securities and drawing additional funds under existing credit facilities, under which the Company had availability of $129.5 million as of December 31, 2003. In May 2003, the Company successfully renewed its U.S. credit facility which now expires in May 2006 and has a capacity of $175.0 million, up from $140.0 million. As of December 31, 2003, the Company's outstanding balance was $50 million under this facility.

         The Company's principal cash outflows primarily relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements). The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate regulatory capital requirements created by this business. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims. The Company's management believes its current sources of liquidity are adequate to meet its current cash requirements.

         The Company's net cash flows provided by operating activities for the years ended December 31, 2003, 2002, and 2001, were $572.3 million, $161.9 million, and $243.9 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and can be sold to meet the Company's obligations, if necessary.

         Net cash used in investing activities was $1,285.2 million, $582.5 million, and $576.4 million in 2003, 2002, and 2001, respectively. Changes in cash used in investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. Net cash used in investing activities in 2003 includes the investment of approximately $426.7 million related to the Company's stock offering.

         Net cash provided by financing activities was $703.3 million in 2003, including cash raised from the Company's stock offering. Net cash provided by financing activities was $285.5 million and $487.9 million in 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits under investment type contracts.

CONTRACTUAL OBLIGATIONS

         The following table displays the Company's contractual obligations, other than those arising from its reinsurance business (in millions):

                                                                Payment Due by Period
                                             ---------------------------------------------------------------
                                                        Less than
        Contractual Obligations:              Total      1 Year   1 - 3 Years  4 - 5 Years    After 5 Years
        ------------------------             --------    -------  ------------ ------------   --------------
Long - term debt                             $  398.1    $     -   $    198.2     $      -      $  199.9

Operating leases                                 29.4        5.4          9.4          8.7           5.9

Trust preferred securities of subsidiary        225.0          -            -            -         225.0

Limited partnerships                             15.3          -         11.4            -           3.9

Structured investment contracts                  34.4        9.4         18.7          6.3             -

Mortgage purchase commitments                    27.0       27.0            -            -             -
                                             --------    -------   ----------     --------      --------
  Total                                      $  729.2    $  41.8   $    237.7     $   15.0      $  434.7
                                             ========    =======   ==========     ========      ========

         See Note 9 - "Income Tax," Note 10 - "Employee Benefits" and Note 15 - "Long-Term Debt" in Notes to Consolidated Financial Statements for information related to the Company's obligations for taxes, funding requirements for retirement and other post-employment benefits, and interest on long-term debt.

LETTERS OF CREDIT

         The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At December 31, 2003, there were approximately $38.7 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas and RGA Barbados. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2003, $396.3 million in letters of credit from various banks were outstanding between the various subsidiaries of RGA. Based on the growth of the Company's business and the pattern of reserve levels associated with term life business, the amount of ceded reserve credits is expected to grow. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other mechanisms to support the reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced. The reduction in regulatory capital would not impact the Company's consolidated shareholders' equity under Generally Accepted Accounting Principles. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace.

INVESTMENTS

         The Company had total cash and invested assets of $9.0 billion and $6.7 billion at December 31, 2003 and 2002, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the operating companies' Boards of Directors periodically review their respective investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The Company's earned yield on invested assets was 6.39% in 2003, compared with 6.51% in 2002, and 6.79% in 2001. See Note 5 - `Investments" in the Notes to Consolidated Financial Statements for additional information regarding the Company's investments.

Fixed maturity securities available for sale

         The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, Canadian government securities, and mortgage and asset-backed securities. As of December 31, 2003, approximately 98% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in commercial and industrial bonds, which represented approximately 26.4% of fixed maturity securities as of December 31, 2003, a decrease from 32.3% as of December 31, 2002. A majority of these securities were classified as corporate securities, with an average Standard and Poor's ("S&P") rating of A- at December 31, 2003. The Company owns floating rate securities that represent approximately 1.6% of fixed maturity securities at December 31, 2003, compared to 2.8% at December 31, 2002. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

         Within the fixed maturity security portfolio, the Company holds approximately $77.9 million in asset-backed securities at December 31, 2003, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. Less than 1.0%, or $0.1 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

         The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. As of December 31, 2003, the Company held fixed maturities with a cost basis of $0.1 million and a market value of $0.1 million, or less than 0.1% of fixed maturities, that were non-income producing. Based on management's judgment, securities with an other than temporary impairment in value are written down to management's estimate of fair value. The Company recorded other than temporary write-downs of fixed maturities totaling $20.1 million, $33.9 million, and $43.4 million in 2003, 2002, and 2001, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings and deterioration in collateral value supporting certain asset-backed securities. During 2003 and 2002, the Company sold fixed maturity securities with fair values of $460.3 million and $466.1 million at losses of $25.2 million and $44.4 million, respectively.

         The following table presents the total gross unrealized losses for 425 fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                               At December 31, 2003
                                                  ------------------------------------------
                                                  Gross Unrealized
                                                       Losses                     % of Total
                                                  ----------------                ----------
Less than 20%                                          $20,343                        100%
20% or more for less than six months                         -                          0%
20% or more for six months or greater                        -                          0%
                                                       -------                        ---
     Total                                             $20,343                        100%
                                                       =======                        ===

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions.

         All gross unrealized losses have been outstanding less than 12 months. The following table presents the fair value and total gross unrealized losses for 425 fixed maturity securities as of December 31, 2003, by class of security, and broken out between investment and non-investment grade securities (in thousands):

                                                                   Unrealized
                                                    Fair value       losses
                                                    ----------     ----------
Investment grade securities:
   Commercial and industrial                        $  381,730     $    7,553
   Public utilities                                    126,550          2,517
   Asset-backed securities                               6,835            295
   Canadian and Canadian provincial governments         32,734          1,276
   Foreign governments                                  38,158          1,303
   Mortgage-backed securities                          144,263            511
   Finance                                             295,764          2,733
   U.S. government and agencies                         79,549          4,059
                                                    ----------     ----------
          Investment grade securities                1,105,583         20,247
                                                    ----------     ----------

Non-investment grade securities:
   Commercial and industrial                               654             46
   Public utilities                                      2,945             50
                                                    ----------     ----------
         Non-investment grade securities                 3,599             96
                                                    ----------     ----------
               Total                                $1,109,182     $   20,343
                                                    ==========     ==========

         Approximately $2.5 million of the total unrealized losses were related to securities issued by the airline, automotive, telecommunication, and utility sectors. These securities have generally been adversely affected by overall economic conditions. The Company believes that the analysis of each such security whose price has been below market indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of December 31, 2003.

Mortgage loans on real estate

         Mortgage loans represented approximately 5.4% and 3.4% of the Company's investments as of December 31, 2003 and 2002, respectively. As of December 31, 2003, all mortgages are U.S.-based. The Company invests primarily in mortgages on commercial offices and retail locations. The Company's mortgage loans generally range in size from $0.3 million to $11.4 million, with the average mortgage loan investment as of December 31, 2003 totaling approximately $4.5 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 5 of the Notes to Consolidated Financial Statements. Substantially all mortgage loans are performing and no valuation allowance has been established as of December 31, 2003 or 2002.

Policy loans

     Policy loans comprised approximately 10.2% and 12.6% of the Company's investments as of December 31, 2003 and 2002, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest

         Under Issue B36, the Company's funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income.

         Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.7 billion at December 31, 2003, of which $2.0 billion are subject to the provisions of Issue B36 (see Note 2 - "New Accounting Pronouncements" in Notes to Consolidated Financial Statements for further discussion).

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

     Funds withheld at interest comprised approximately 30.6% and 29.7% of the Company's investments as of December 31, 2003 and 2002, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company's balance sheet. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average A.M. Best rating of "A+". Certain ceding companies maintain segregated portfolios for the benefit of the Company. Based on data provided by ceding companies as of December 31, 2003, funds withheld at interest were approximately (in thousands):

                                                                       At December 31, 2003
                                                                       --------------------
Underlying Security Type:                                 Book Value         Market Value       % of Total
-------------------------                                 ----------         ------------       ----------
Investment grade U.S. corporate securities                $1,854,933          $1,934,579            90.8%
Below investment grade U.S. corporate securities              87,190              85,262             4.0%
Unrated securities                                            16,903              16,890             0.8%
Other                                                         90,764              94,843             4.4%
                                                          ----------          ----------           -----
     Total segregated portfolios                           2,049,790           2,131,574           100.0%
                                                          ----------          ----------           -----
Funds withheld at interest associated with
  non-segregated portfolios                                  667,488             667,488
                                                          ----------          ----------
     Total funds withheld at interest                     $2,717,278          $2,799,062
                                                          ==========          ==========

      Based on data provided by the ceding companies as of December 31, 2003, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (in thousands):

                                                                       At December 31, 2003
                                                                       --------------------
Maturity:                                                 Book Value         Market Value       % of Total
---------                                                 ----------         ------------       ----------
Within one year                                           $   35,763          $   40,361             1.9%
More than one, less than five years                          473,441             495,177            23.2%
More than five, less than ten years                        1,249,003           1,297,882            60.9%
Ten years or more                                            291,583             298,154            14.0%
                                                          ----------          ----------           -----
     Total all years                                      $2,049,790          $2,131,574           100.0%
                                                          ==========          ==========           =====

Other Invested Assets

         Other invested assets represented approximately 2.0% and 1.5% of the Company's investments as of December 31, 2003 and 2002, respectively. Other invested assets include derivative contracts, common stocks and preferred stocks and limited partnership interests.

         The Company has utilized derivative financial instruments on a very limited basis, primarily to improve the management of the investment-related risks associated with the reinsurance of equity-indexed annuities. The Company invests primarily in exchange-traded and customized Standard and Poor's equity index options. The Company has established minimum credit quality standards for counterparties and seeks to obtain collateral or other credit supports. The Company limits its total financial exposure to counterparties. The Company's use of derivative financial instruments historically has not been significant to its financial position. Derivative investments totaled $6.7 million as of December 31, 2003 and consisted of S&P 500 options.

         As of December 31, 2003, the majority of the Company's invested assets were managed by third-party companies, however, the Company's chief investment officer has the primary responsibility for the day-to-day oversight of all the Company's investments.

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

         Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change in market interest rates. The Company does not have fixed-rate instruments classified as trading securities. The Company's projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2003 and 2002 was $159.1 million and $78.4 million, respectively.

         The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.

         At December 31, 2003, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

         Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable-rate instruments classified as trading securities. The Company's projected decrease in cash flows in the near term associated with floating-rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2003 and 2002 was $0.1 million and $0.3 million, respectively.

         The cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2003, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

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

         Foreign Currency Risk

         The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible, but generally does not hedge the foreign currency translation or net investment exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in equity. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company's foreign currency transactions are denominated in Australian dollars, Argentine pesos, Canadian dollars, and Great British pounds.

         Currently, the Company believes its foreign currency transaction exposure, with the possible exception of its Argentine peso exposure, to be immaterial to the consolidated results of operations. In an effort to reduce its exposure to the Argentine peso, the Company liquidated substantially all its Argentine based investment securities and reinvested the proceeds into investment securities denominated in U.S. dollars during 2001. The Company's obligations under its insurance and reinsurance contracts continue to be denominated in Argentine pesos, which is the functional currency for this segment. Those net contract liabilities totaled approximately 21.4 million Argentine pesos as of December 31, 2003. A net unrealized foreign currency gain of $14.2 million is reflected in accumulated other comprehensive income on the consolidated balance sheet as of December 31, 2003. Because the Company cannot reasonably predict the timing of its claim settlements and what the exchange rate will be at settlement, reported results may be volatile in the future. Net income exposure that may result from the strengthening of the U.S. dollar to foreign currencies will adversely affect results of operations since the income earned in the foreign currencies is worth less in U.S. dollars. When evaluating investments in foreign countries, the Company considers the stability of the political and currency environment. Devaluation of the currency after an investment decision has been made will affect the value of the investment when translated to U.S. dollars for financial reporting purposes.

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

NEW ACCOUNTING STANDARDS

         Effective December 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, ("EITF 03-01"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The initial adoption of EITF 03-1 did not have a material impact on the Company's consolidated financial statements.

         In December, 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic cost of defined benefit pension plans and other defined post retirement plans. SFAS 132(r) is primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revises disclosure requirements.

         In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company estimates the impact of SOP 03-1 will be less than a $1.0 million increase to future policy benefits.

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

         Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.7 billion at December 31, 2003, of which $2.0 billion are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The Company has developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on the Company's expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. The adoption of Issue B36 resulted in a net gain, after tax and after related amortization of deferred acquisition costs, of approximately $9.0 million, of which approximately $0.5 million was recorded as a cumulative effect of change in accounting principle. At December 31, 2003, the fair value of the embedded derivatives totaled $42.7 million and was included in the funds withheld at interest line item on the consolidated balance sheet. Subsequent to adoption, the change in the market value of the underlying is recorded in the consolidated statement of income as change in value of embedded derivatives, net of related amortization of deferred acquisition costs. Industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

         In addition to its annuity contracts, the Company has entered into various financial reinsurance treaties on a funds withheld and modified coinsurance basis. These treaties do not transfer significant insurance risk and are recorded on a deposit method of accounting with the Company earning a net fee. As a result of the experience refund and loss carry forward provisions contained in these treaties, the value of the embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or losses on these treaties may result in a loss associated with the embedded derivative.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), which extends the effective date of FIN 46 to the period ending May 31, 2004. The Company currently does not believe it will be required to consolidate any material interests in variable interest entities.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the year ended December 31, 2003, the Company recorded pre-tax compensation expense of approximately $1.6 million associated with stock option grants issued during January 2003.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Information required by Item 7A is contained in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk"

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,     December 31,
                                                                                         2003             2002
                                                                                     -----------      -----------
                                                                                       (Dollars in thousands)
   ASSETS
Fixed maturity securities available for sale, at fair value                          $ 4,575,735      $3,502,703
Mortgage loans on real estate                                                            479,312         227,492
Policy loans                                                                             902,857         841,120
Funds withheld at interest                                                             2,717,278       1,975,071
Short-term investments                                                                    28,917           4,269
Other invested assets                                                                    179,320          99,540
                                                                                     -----------      ----------
   Total investments                                                                   8,883,419       6,650,195
Cash and cash equivalents                                                                 84,586          88,101
Accrued investment income                                                                 47,961          35,514
Premiums receivable                                                                      412,413         253,892
Reinsurance ceded receivables                                                            463,557         425,387
Deferred policy acquisition costs                                                      1,757,096       1,084,936
Other reinsurance balances                                                               387,108         288,833
Other assets                                                                              77,234          65,739
                                                                                     -----------      ----------
   Total assets                                                                      $12,113,374      $8,892,597
                                                                                     ===========      ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                               $ 3,550,156      $2,430,042
Interest sensitive contract liabilities                                                4,170,591       3,413,462
Other policy claims and benefits                                                       1,091,038         760,166
Other reinsurance balances                                                               267,706         233,286
Deferred income taxes                                                                    438,973         291,980
Other liabilities                                                                         90,749          55,235
Long-term debt                                                                           398,146         327,787
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust holding solely junior subordinated debentures of the Company                     158,292         158,176
                                                                                     -----------      ----------
   Total liabilities                                                                  10,165,651       7,670,134
Commitments and contingent liabilities                                                         -               -
Stockholders' Equity:
  Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
   shares issued or outstanding)                                                               -               -
  Common stock (par value $.01 per share; 75,000,000 shares authorized,
   63,128,273 and 51,053,273 shares issued at December 31, 2003 and 2002,
   respectively)                                                                             631             511
  Warrants                                                                                66,915          66,915
  Additional paid-in-capital                                                           1,042,444         613,042
  Retained earnings                                                                      641,502         480,301
  Accumulated other comprehensive income:
   Accumulated currency translation adjustment, net of income taxes                       53,601             715
   Unrealized appreciation of securities, net of income taxes                            170,658         102,768
                                                                                     -----------      ----------
    Total stockholders' equity before treasury stock                                   1,975,751       1,264,252
  Less treasury shares held of 967,927 and 1,596,629 at cost at
   December 31, 2003 and December 31, 2002, respectively                                 (28,028)        (41,789)
                                                                                     -----------      ----------
   Total stockholders' equity                                                          1,947,723       1,222,463
                                                                                     -----------      ----------
   Total liabilities and stockholders' equity                                        $12,113,374      $8,892,597
                                                                                     ===========      ==========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                    Twelve months ended December 31,
                                                                             --------------------------------------------
                                                                                2003            2002              2001
                                                                             ----------      ----------        ----------
                                                                             (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                                              $2,643,163      $1,980,666        $1,661,762
   Investment income, net of related expenses                                   465,579         374,512           340,559
   Realized investment gains (losses), net                                        5,360         (14,651)          (68,431)
   Change in value of embedded derivatives (net of amounts
      allocable to deferred acquisition costs of $30,665 in 2003)                12,931               -                 -
   Other revenues                                                                47,300          41,436            34,394
                                                                             ----------      ----------        ----------
             Total revenues                                                   3,174,333       2,381,963         1,968,284

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                           2,108,431       1,539,464         1,376,802
   Interest credited                                                            179,702         126,715           111,712
   Policy acquisition costs and other insurance expenses
        (excluding $30,665 allocated to embedded derivatives in 2003)           458,165         391,504           304,217
   Other operating expenses                                                     119,636          94,786            91,306
   Interest expense                                                              36,789          35,516            18,097
                                                                             ----------      ----------        ----------
             Total benefits and expenses                                      2,902,723       2,187,985         1,902,134

             Income from continuing operations before
                income taxes                                                    271,610         193,978            66,150

   Provision for income taxes                                                    93,291          65,515            26,249
                                                                             ----------      ----------        ----------
             Income from continuing operations                                  178,319         128,463            39,901

   Discontinued operations:

             Loss from discontinued accident and health
               operations, net of income taxes                                   (5,723)         (5,657)           (6,855)
                                                                             ----------      ----------        ----------
             Income before cumulative effect of change in
                accounting principle                                            172,596         122,806            33,046
   Cumulative effect of change in accounting principle,
      net of income taxes                                                           545               -                 -
                                                                             ----------      ----------        ----------
             Net income                                                      $  173,141      $  122,806        $   33,046
                                                                             ==========      ==========        ==========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                                         $     3.47      $     2.60        $     0.81
   Discontinued operations                                                        (0.11)          (0.11)            (0.14)
   Cumulative effect of change in accounting principal                             0.01               -                 -
                                                                             ----------      ----------        ----------
   Net income                                                                $     3.37      $     2.49        $     0.67
                                                                             ==========      ==========        ==========

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                                         $     3.46      $     2.59        $     0.80
   Discontinued operations                                                        (0.11)          (0.12)            (0.14)
   Cumulative effect of change in accounting principal                             0.01      $        -                 -
                                                                             ----------      ----------        ----------
   Net income                                                                $     3.36      $     2.47        $     0.66
                                                                             ==========      ==========        ==========
DIVIDENDS DECLARED PER SHARE                                                 $     0.24      $     0.24        $     0.24
                                                                             ==========      ==========        ==========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                            Additional
                                                               Preferred  Common             Paid In    Retained  Comprehensive
                                                                 Stock     Stock  Warrants   Capital    Earnings      Income
                                                               ---------  ------  --------  ----------  --------  -------------
Balance, January 1, 2001                                       $      -   $  511  $      -  $  611,349  $348,158
Comprehensive income:

      Net income                                                                                          33,046    $ 33,046
      Other comprehensive income, net of income tax
          Currency translation adjustments                                                                             9,779
          Unrealized investment gains, net of related
           offsets and reclassification adjustment                                                                    41,917
                                                                                                                    --------
      Other comprehensive income                                                                                      51,696
                                                                                                                    --------
Comprehensive income                                                                                                $ 84,742
                                                                                                                    ========
Dividends to stockholders                                                                                (11,855)
Issuance of warrants                                                                66,915
Reissuance of treasury stock                                                                       457
                                                               --------   ------  --------  ----------  --------
Balance, December 31, 2001                                            -      511    66,915     611,806   369,349
                                                               --------   ------  --------  ----------  --------
Comprehensive income:
      Net income                                                                                         122,806    $122,806
      Other comprehensive income, net of income tax
          Currency translation adjustments                                                                             6,803
          Unrealized investment gains, net of related
           offsets and reclassification adjustment                                                                   102,855
                                                                                                                    --------
      Other comprehensive income                                                                                     109,658
                                                                                                                    --------
Comprehensive income                                                                                                $232,464
                                                                                                                    ========
Dividends to stockholders                                                                                (11,854)
Purchase of treasury stock
Reissuance of treasury stock                                                                     1,236
                                                               --------   ------  --------  ----------  --------
Balance, December 31, 2002                                            -      511    66,915     613,042   480,301
                                                               ========   ======  ========  ==========  ========
Comprehensive income:
      Net income                                                                                         173,141    $173,141
      Other comprehensive income, net of income tax
          Currency translation adjustments                                                                            52,886
          Unrealized investment gains, net of related
           offsets and reclassification adjustment                                                                    67,890
                                                                                                                    --------
      Other comprehensive income                                                                                     120,776
                                                                                                                    --------
Comprehensive income                                                                                                $293,917
                                                                                                                    ========
Dividends to stockholders                                                                                (11,940)
Issuance of common stock, net of expenses                                    120               426,581
Reissuance of treasury stock                                                                     2,821
                                                               --------   ------  --------  ----------  --------
Balance, December 31, 2003                                     $      -   $  631  $ 66,915  $1,042,444  $641,502
                                                               ========   ======  ========  ==========  ========
                                                                Accumulated
                                                                  Other
                                                               Comprehensive  Treasury
                                                                  Income        Stock      Total
                                                               -------------  --------   ----------
Balance, January 1, 2001                                       $   (57,871)   $(39,224)  $  862,923
Comprehensive income:

      Net income                                                                             33,046
      Other comprehensive income, net of income tax
          Currency translation adjustments                                                    9,779
          Unrealized investment gains, net of related
           offsets and reclassification adjustment                                           41,917

      Other comprehensive income                                    51,696

Comprehensive income

Dividends to stockholders                                                                   (11,855)
Issuance of warrants                                                                         66,915
Reissuance of treasury stock                                                     2,406        2,863
                                                               -----------    --------   ----------
Balance, December 31, 2001                                          (6,175)    (36,818)   1,005,588
                                                               -----------    --------   ----------
Comprehensive income:
      Net income                                                                            122,806
      Other comprehensive income, net of income tax
          Currency translation adjustments                                                    6,803
          Unrealized investment gains, net of related
           offsets and reclassification adjustment                                          102,855

      Other comprehensive income                                   109,658

Comprehensive income

Dividends to stockholders                                                                   (11,854)
Purchase of treasury stock                                                      (6,594)      (6,594)
Reissuance of treasury stock                                                     1,623        2,859
                                                               -----------    --------   ----------
Balance, December 31, 2002                                         103,483     (41,789)   1,222,463
                                                               ===========    ========   ==========
Comprehensive income:
      Net income                                                                            173,141
      Other comprehensive income, net of income tax
          Currency translation adjustments                                                   52,886
          Unrealized investment gains, net of related
           offsets and reclassification adjustment                                           67,890

      Other comprehensive income                                   120,776

Comprehensive income

Dividends to stockholders                                                                   (11,940)
Issuance of common stock, net of expenses                                                   426,701
Reissuance of treasury stock                                                    13,761       16,582
                                                               -----------    --------   ----------
Balance, December 31, 2003                                     $   224,259    $(28,028)  $1,947,723
                                                               ===========    ========   ==========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Twelve months ended
                                                                                        December 31,
                                                                         ------------------------------------------
                                                                            2003            2002           2001
                                                                         -----------     -----------    -----------
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $   173,141     $   122,806    $    33,046
 Adjustments to reconcile net income to net cash provided by operating activities:
   Change in:
    Accrued investment income                                                (11,480)         (4,958)         7,101
    Premiums receivable                                                     (166,868)        (95,989)        64,929
    Deferred policy acquisition costs                                       (596,482)       (274,033)      (180,110)
    Reinsurance ceded balances                                               (38,170)        (41,273)      (114,579)
    Future policy benefits, other policy claims and benefits, and
      other reinsurance balances                                           1,164,871         460,601        357,840
    Deferred income taxes                                                     63,895          73,793        (32,901)
    Other assets and other liabilities, net                                   23,469         (74,576)        70,139
   Amortization of net investment discounts and other                        (40,227)        (35,902)       (38,985)
   Realized investment (gains) losses, net                                    (5,360)         14,651         68,431
   Other, net                                                                  5,485          16,731          9,020
                                                                         -----------     -----------    -----------
Net cash provided by operating activities                                    572,274         161,851        243,931

CASH FLOWS FROM INVESTING ACTIVITIES:
 Sales of fixed maturity securities-available for sale                     1,768,107       2,204,813      1,129,263
 Maturities of fixed maturity securities - available for sale                 27,623          22,863         12,410
 Purchases of fixed maturity securities - available for sale              (2,536,847)     (2,749,069)    (1,211,104)
 Cash invested in mortgage loans of real estate                             (264,205)        (78,605)       (51,050)
 Cash invested in policy loans                                               (67,727)        (70,240)       (67,784)
 Cash invested in funds withheld at interest                                (137,125)        (41,828)      (257,101)
 Principal payments on mortgage loans on real estate                          12,812          15,069         15,376
 Principal payments on policy loans                                            5,991           3,780              1
 Change in short-term investments and other invested assets                  (93,857)        110,717       (146,388)
                                                                         -----------     -----------    -----------
Net cash used in investing activities                                     (1,285,228)       (582,500)      (576,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends to stockholders                                                   (11,940)        (11,854)       (11,855)
 Proceeds from PIERS units offering, net                                           -               -        217,340
 Borrowings under credit agreements                                           64,662           1,610         49,029
 Proceeds from offering of common stock, net                                 426,701               -              -
 Purchase of treasury stock                                                        -         (6,594)              -
 Exercise of stock options                                                    13,761           1,623          4,684
 Excess deposits on universal life and other
    investment type policies and contracts                                   210,160         300,761        228,667
                                                                         -----------     -----------    -----------
Net cash provided by financing activities                                    703,344         285,546        487,865
Effect of exchange rate changes                                                6,095          (3,466)           454
                                                                         -----------     -----------    -----------
Change in cash and cash equivalents                                           (3,515)       (138,569)       155,873
Cash and cash equivalents, beginning of period                                88,101         226,670         70,797
                                                                         -----------     -----------    -----------
Cash and cash equivalents, end of period                                 $    84,586     $    88,101    $   226,670
                                                                         ===========     ===========    ===========
Supplementary disclosure of cash flow information:

 Amount of interest paid                                                 $    35,873     $    34,687    $    18,483
 Amount of income taxes paid                                             $     8,043     $    17,403    $    26,418

          See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 3002, AND 2001

         Note 1 ORGANIZATION

Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company that was formed on December 31, 1992. As of December 31, 2003, Equity Intermediary Company, a Missouri holding company, directly owned approximately 51.9% of the outstanding shares of common stock of RGA. Equity Intermediary Company is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company ("RGA Reinsurance"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada"), RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance UK Limited ("RGA UK") as well as several other subsidiaries, subject to an ownership position of greater than fifty percent (collectively, the "Company").

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

         Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, other policy claims and benefits, including incurred but not reported claims, provision for adverse litigation, and valuation of investment impairments. In all instances, actual results could differ materially from the estimates and assumptions used by management.

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

Impairments in the value of securities held by the Company, considered to be other than temporary, are recorded as a reduction of the book value of the security, and a corresponding realized investment loss is recognized in the consolidated statements of income. The Company's policy is to recognize such impairment when the projected cash flows of these securities have been reduced on an other than temporary basis so that the fair value is reduced to an amount less than the book value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

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

Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. For agreements written on a modified coinsurance basis and agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned by the ceding company. Interest accrues to these assets at rates defined by the treaty terms.

For reinsurance transactions executed through December 31, 1994, assets and liabilities related to treaties written on a modified coinsurance basis with funds withheld are reported on a gross basis. For modified coinsurance reinsurance transactions with funds withheld executed on or after December 31, 1994, assets and liabilities are reported on a net or gross basis, depending on the specific details within each treaty. Reinsurance agreements reported on a net basis are generally included in other reinsurance balances on the consolidated balance sheet because a legal right of offset exists.

Change in value of embedded derivatives reflects the change in the market value of specific financial instruments as required by Issue B36, net of related amortization of deferred acquisition costs.

Other invested assets include derivative contracts, common stocks and preferred stocks, carried at fair value, and limited partnership interests, carried at cost. Changes in fair value are recorded through accumulated other comprehensive income. Other invested assets are periodically reviewed for impairment.

The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position. Income or expense on derivative financial instruments used to manage interest-rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities for the periods covered by the contracts. Gains or losses from early terminations of derivative contracts are deferred and amortized as an adjustment to the yield of the designated assets or liabilities over the remaining period originally contemplated by the derivative financial instrument. The Company is currently holding exchange-traded derivatives with a notional amount of $21.8 million, which are carried at fair value of $6.7 million. Changes in the fair value of these derivatives are recorded as investment income on the consolidated statements of income. It is the Company's policy to enter into derivative contracts primarily with highly rated companies.

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

Premiums Receivable. Premiums are accrued when due from the ceding company, as adjusted for management estimates for lapsed premiums given historical experience, financial health of specific ceding companies, collateral value, and the legal right of offset on related amounts owed to the ceding company.

Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to determine that the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations. No adjustments were made during 2003, however, for the years ended December 31, 2002 and 2001, the Company reflected charges of $1.0 million and $3.1 million, respectively, for unrecoverable deferred policy acquisition costs. Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

Deferred costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality, investment income less interest credited, and expense margins.

Other Reinsurance Balances. The Company assumes and retrocedes financial reinsurance contracts that represent low mortality risk reinsurance treaties. These contracts are reported as deposits and are included in other reinsurance assets/liabilities. The amount of revenue reported in other revenues on these contracts represents fees and the cost of insurance under the terms of the reinsurance agreement. Balances resulting from the assumption and/or subsequent transfer of benefits and obligations resulting from cash flows related to variable annuities have also been classified as other reinsurance balance assets and/or liabilities.

Goodwill and Value of Business Acquired. Through December 31, 2001, goodwill representing the excess of purchase price over the fair value of net assets acquired was amortized on a straight-line basis over ten to twenty years. Effective January 1, 2002, the Company accounts for goodwill pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142. Accordingly, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the first quarter of 2002, the Company completed the transitional impairment test of goodwill. The results of the impairment test did not have a material impact to the Company's results of operations. During 2003, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2003 totaled $7.0 million and was related to the purchase by the Company's U.S. operations of RGA Financial Group L.L.C. in 2000. Goodwill amortization prior to 2002 was not material to the Company's results of operations. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed periodically for indicators of impairment in value. The value of business acquired was approximately $5.8 million and $7.5 million, including accumulated amortization of $7.6 million and $5.9 million, as of December 31, 2003 and 2002, respectively. The value of business acquired amortization expense for the years ended December 31, 2003, 2002, and 2001 was $1.7 million, $2.2 million, and $2.9 million, respectively. These amortized balances are included in other assets on the consolidated balance sheet. Amortization of the value of business acquired is estimated to be $1.3 million, $1.0 million, $0.8 million, $0.6 million, and $0.4 million during 2004, 2005, 2006, 2007 and 2008, respectively.

Other Assets. In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2003, the Company had capitalized approximately $17.9 million of internally developed software. None of its internally developed software had been amortized as of December 31, 2003.

Future Policy Benefits and Interest-Sensitive Contract Liabilities. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 2.5% to 8.0%. The mortality and withdrawal assumptions are based on the Company's experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.

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

The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance. The liabilities under asset-intensive reinsurance contracts are included in interest-sensitive contract liabilities on the consolidated balance sheet.

Other Policy Claims and Benefits. Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. These estimates are periodically reviewed and required adjustments to such estimates are reflected in current operations.

Other Liabilities. Liabilities primarily related to investments in transit, separate accounts, employee benefits, and current federal income taxes payable are included in other liabilities on the consolidated balance sheet. The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities. These transactions are reported as collateralized financings and the repurchase obligation is a component of other liabilities. At December 31, 2003 and 2002, there were no repurchase agreements outstanding.

Income Taxes. RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes RGA, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM and Fairfield Management Group, Inc. ("Fairfield"). Due to rules which affect the ability of an entity to join in a consolidated tax return, RGA Americas Reinsurance Company, Ltd. files a separate tax return even though it is considered to be a U.S. taxpayer. The Company's Argentine, Australian, Bermudan, Canadian, Malaysian, South African, Irish and United Kingdom subsidiaries are taxed under applicable local statutes.

For all years presented the Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. During December 2001, RGA Capital Trust I (the "Trust"), a wholly-owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities ("PIERS") Units. Each unit consists of a preferred security issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS units. The market value of the preferred security on the date issued is recorded in liabilities on the consolidated balance sheet under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company."

Warrants. The market value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders' equity on the consolidated balance sheet under the caption "Warrants."

Foreign Currency Translation. The functional currency is the Argentine peso for the Company's Argentine operations, the Australian dollar for the Company's Australian operations, the Canadian dollar for the Company's Canada operations, the South African rand for the Company's South African operations and the British pound for the Company's United Kingdom operations. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, net of income taxes, in accumulated other comprehensive income on the consolidated balance sheet.

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

In the normal course of business, the Company seeks to limit its exposure to losses on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance (quota share) contracts. Effective July 1, 2003, the Company increased its retention amount from $4.0 million of coverage per individual life to $6.0 million. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate capital requirements created by this business.

Various RGA insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados and RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of the Company's retention limit. As of December 31, 2003, all rated retrocession pool participants followed by the A.M. Best Company were rated B++ or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

Recognition of Revenues and Related Expenses. Life and health premiums are recognized as revenue when due from the insured, and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, and profit and risk fees associated with financial reinsurance. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited. Initial reserve changes are netted against premiums when an in force block of business is reinsured.

Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 4.7%, 4.2% and 6.1%, during 2003, 2002 and 2001, respectively. Interest crediting rates for U.S. dollar-denominated investment-type contracts ranged from 4.0% to 9.5% during 2003, 2.8% to 6.8% during 2002 and 3.6% to 7.3% during 2001. Weighted average interest crediting rates for Mexican peso-denominated investment-type contracts were 21.8%, 15.9% and 12.8% for 2003, 2002 and 2001, respectively.

Net Earnings Per Share. Basic earnings per share exclude any dilutive effects of options and warrants. Diluted earnings per share include the dilutive effects assuming outstanding stock options and warrants were exercised.

New Accounting Pronouncements. Effective December 31, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, ("EITF 03-01"). EITF 03-1 provides guidance on the disclosure requirements for other-than-temporary impairments of debt and marketable equity investments that are accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of EITF 03-1 requires the Company to include certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The initial adoption of EITF 03-1 did not have a material impact on the Company's consolidated financial statements.

In December, 2003, the Financial Accounting Standards Board ("FASB") revised SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits - an Amendment of FASB Statements No. 87, 88 and 106 ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic cost of defined benefit pension plans and other defined post retirement plans. SFAS 132(r) is primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revises disclosure requirements.

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. SOP 03-1 is effective for fiscal years beginning after December 15, 2003. The Company estimates the impact of SOP 03-1 will be less than a $1.0 million increase to future policy benefits.

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

Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.7 billion at December 31, 2003, of which $2.0 billion are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The Company has developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on the Company's expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. During 2003, the Company recorded a net gain, after tax and after related amortization of deferred acquisition costs, of approximately $9.0 million associated with Issue B36, of which approximately $0.5 million was recorded as a cumulative effect of change in accounting principle. At December 31, 2003, the fair value of the embedded derivative totaled $42.7 million and is included in the funds withheld at interest line item on the consolidated balance sheet. Subsequent to adoption, the change in the market value of the underlying is recorded in the consolidated statement of income as change in value of embedded derivatives, net of related amortization of deferred acquisition costs. Industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extends the effective date of FIN 46 to the period ending March 31, 2004. The Company currently does not believe it will be required to consolidate any material interests in variable interest entities.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the year ended December 31, 2003, the Company recorded pre-tax compensation expense of approximately $1.6 million associated with stock option grants issued during January 2003. See Note 18 -- "Stock Options" for pro forma information.

Reclassification. The Company has reclassified the presentation of certain prior period information to conform to the 2003 presentation.

         Note 3 STOCK TRANSACTIONS

On November 13, 2003, RGA issued 10,500,000 shares of its common stock at $36.65 per share. On December 4, 2003, underwriters for the public offering exercised their entire option to purchase an additional 1,575,000 newly issued shares of common stock, also at a price of $36.65 per share. After giving effect to the exercise of the option, RGA sold 12,075,000 shares of its common stock and received proceeds of approximately $426.7 million, net of expenses. MetLife, Inc. purchased 3,000,000 million of these newly issued shares.

On September 18, 2001, the Board of Directors approved a repurchase program authorizing the Company to purchase up to $25 million of its shares of stock. Subsequent to December 31, 2001 the Board of Directors approved an additional repurchase of $25 million, for a total of up to $50 million of its shares of stock, as conditions warrant. The Board's action allows management, in its discretion, to purchase shares on the open market. As of December 31, 2003, the Company purchased 225,500 shares of treasury stock under this program at an aggregate cost of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

         Note 4 SIGNIFICANT TRANSACTION

During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business assumed does not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction adds additional scale to our U.S. traditional business, but does not significantly add to our client base since most of the underlying ceding companies are already our clients. The Company has agreed to use commercially reasonable efforts to novate the underlying treaties from Allianz Life to RGA Reinsurance. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life. The profitability of the business is not dependent on novation.

The transaction was effective retroactive to July 1, 2003. Under the agreement, Allianz Life transferred to RGA Reinsurance $425.7 million in cash and statutory reserves. RGA Reinsurance paid Allianz Life a ceding commission of $310.0 million. As a result of this transaction, during the fourth quarter of 2003 our U.S. traditional sub-segment reflected $246.1 million in net premiums and approximately $6.8 million of net income, after tax. Additionally, as of December 31, 2003, we reflected $217.6 million in invested assets and cash, $264.0 million in deferred policy acquisition costs and $455.5 million in future policy benefits on our consolidated balance sheet.

Note 5 INVESTMENTS

Major categories of net investment income consist of the following (in thousands):

Years Ended December 31,                                                              2003            2002            2001
                                                                                    --------        --------        --------
Fixed maturity securities available for sale                                        $228,260        $203,534        $192,685
Mortgage loans on real estate                                                         23,599          14,385          11,569
Policy loans                                                                          59,883          59,058          54,713
Funds withheld at interest                                                           144,975          89,831          72,753
Short-term investments                                                                 2,501           3,393           6,513
Other invested assets                                                                 12,820           7,290           5,092
                                                                                    --------        --------        --------
   Investment revenue                                                                472,038         377,491         343,325
Investment expense                                                                     6,459           2,979           2,766
                                                                                    --------        --------        --------
      Net investment income                                                         $465,579        $374,512        $340,559
                                                                                    ========        ========        ========

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities at December 31, 2003 and 2002 are as follows (in thousands):

                                                       Amortized        Unrealized     Unrealized          Fair
2003                                                      Cost            Gains          Losses            Value
                                                       ----------       ----------     ----------       ----------
Available for sale:
   Commercial and industrial                           $1,162,516        $ 53,545        $ 7,599        $1,208,462
   Public utilities                                       663,491         102,479          2,567           763,403
   Asset-backed securities                                 74,323           3,835            295            77,863
   Canadian and Canadian provincial governments           440,207          73,336          1,276           512,267
   Mortgage-backed securities                             328,849          16,917            511           345,255
   Finance                                                694,579          38,574          2,733           730,420
   U.S. government and agencies                           794,273           8,029          4,059           798,243
   Other foreign government securities                    140,359             766          1,303           139,822
                                                       ----------        --------        -------        ----------
                                                       $4,298,597        $297,481        $20,343        $4,575,735
                                                       ==========        ========        =======        ==========

                                                 Amortized    Unrealized   Unrealized      Fair
2002                                               Cost          Gains       Losses       Value
                                                 ----------   ----------   ----------   ----------
Available for sale:
  Commercial and industrial                      $1,104,453   $   50,518   $   23,578   $1,131,393
  Public utilities                                  346,072       40,346        8,960      377,458
  Asset-backed securities                           178,988        4,733       18,309      165,412
  Canadian and Canadian provincial governments      457,077       75,109        3,160      529,026
  Mortgage-backed securities                        423,505       24,287          824      446,968
  Finance                                           347,299       19,428        2,726      364,001
  U.S. government and agencies                      410,143       11,883           19      422,007
  Other foreign government securities                65,180        1,258            -       66,438
                                                 ----------   ----------   ----------   ----------
                                                 $3,332,717   $  227,562   $   57,576   $3,502,703
                                                 ==========   ==========   ==========   ==========

There were no investments in any entity in excess of 10% of stockholders' equity at December 31, 2003 or 2002, other than investments issued or guaranteed by the U.S. government.

Common and non-redeemable preferred equity investments and derivative financial instruments are included in other invested assets in the Company's consolidated balance sheet. The cost basis of equity investments, primarily preferred stocks, at December 31, 2003 and 2002 was approximately $142.5 million and $77.5 million, respectively. The net unrealized gain on equity investments at December 31, 2003 was approximately $5.5 million with an unrealized loss of $1.0 million at December 31, 2002. The cost basis of the derivative financial instruments at December 31, 2003 and 2002 was approximately $3.8 million and $4.4 million, respectively.

The amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 2003 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2003, the contractual maturities of investments in fixed maturity securities were as follows (in thousands):

                                               Amortized       Fair
                                                  Cost         Value
                                              ----------     ----------
Available for sale:
  Due in one year or less                     $   65,903     $   67,506
  Due after one year through five years          783,220        815,707
  Due after five years through ten years       1,144,245      1,188,314
  Due after ten years                          1,397,052      1,573,272
  Asset and mortgage-backed securities           908,177        930,936
                                              ----------     ----------
                                              $4,298,597     $4,575,735
                                              ==========     ==========

Net realized investment gains (losses) consist of the following (in thousands):

Years Ended December 31                                                  2003              2002              2001
-----------------------                                                ---------         ---------        -----------
Fixed maturities and equity securities available for sale:
   Realized gains                                                      $ 52,602          $ 64,060         $   34,108
   Realized losses                                                      (45,742)          (79,005)          (101,854)
Other, net                                                               (1,500)              294               (685)
                                                                       --------          --------         ----------
Net gains (losses)                                                     $  5,360          $(14,651)        $  (68,431)
                                                                       ========          ========         ==========

Included in net realized losses are other than temporary write-downs of fixed maturity securities of approximately $20.1 million, $33.9 million, and $43.4 million in 2003, 2002, and 2001, respectively. The Company incurred realized losses due to the other than temporary impairment in value of collateralized bond obligations of $9.7 million, $24.2 million and $36.3 million during 2003, 2002 and 2001, respectively. During 2001, the Company incurred approximately $27.0 million in realized capital losses when it liquidated substantially all of its Argentine-based investment securities. The Company reinvested the proceeds from these sales in U.S. dollar based securities in order to reduce its exposure to the volatile Argentine economy.

At December 31, 2003, fixed maturity securities held by the Company that were below investment grade had an estimated book value and fair value of approximately $94.6 million and $101.6 million, respectively. At December 31, 2003, the Company owned non-income producing securities with an amortized cost and market value of $0.1 million.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. As of December 31, 2003, the Company held fixed maturities with a cost basis of $0.1 million and a market value of $0.1 million, or less than 0.1% of fixed maturities, that were non-income producing. Based on management's judgment, securities with an other than temporary impairment in value are written down to management's estimate of fair value. The Company recorded other than temporary write-downs of fixed maturities totaling $20.1 million, $33.9 million, and $43.4 million in 2003, 2002, and 2001, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings and deterioration in collateral value supporting certain asset-backed securities. During 2003 and 2002, the Company sold fixed maturity securities with fair values of $460.3 million and $466.1 million at losses of $25.2 million and $44.4 million, respectively.

The following table presents the total gross unrealized losses for fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                                    At December 31, 2003
                                                        ------------------------------------------
                                                        Gross Unrealized Losses         % of Total
                                                        -----------------------         ----------
Less than 20%                                                  $20,343                      100%
20% or more for less than six months                                 -                        0%
20% or more for six months or greater                                -                        0%
                                                               -------                      ---
     Total                                                     $20,343                      100%
                                                               =======                      ===

         While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions.

         All gross unrealized losses have been outstanding less than 12 months. The following table presents the fair value and total gross unrealized losses for 425 fixed maturity securities as of December 31, 2003, by class of security, and broken out between investment and non-investment grade securities (in thousands):

                                                                           Fair value         Unrealized losses
                                                                           ----------         -----------------
Investment grade securities:
   Commercial and industrial                                               $  381,730              $ 7,553
   Public utilities                                                           126,550                2,517
   Asset-backed securities                                                      6,835                  295
   Canadian and Canadian provincial governments                                32,734                1,276
   Foreign governments                                                         38,158                1,303
   Mortgage-backed securities                                                 144,263                  511
   Finance                                                                    295,764                2,733
   U.S. government and agencies                                                79,549                4,059
                                                                           ----------              -------
         Investment grade securities                                        1,105,583               20,247
                                                                           ----------              -------
Non-investment grade securities:
   Commercial and industrial                                                      654                   46
   Public utilities                                                             2,945                   50
                                                                           ----------              -------
         Non-investment grade securities                                        3,599                   96
                                                                           ----------              -------
               Total                                                       $1,109,182              $20,343
                                                                           ==========              =======

Approximately $2.5 million of the total unrealized losses were related to securities issued by the airline, automotive, telecommunication, and utility sectors. These securities have generally been adversely affected by overall economic conditions. The Company believes that the analysis of each such security whose price has been below market indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of December 31, 2003.

The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75 percent or less for domestic mortgages. The distribution of mortgage loans by property type is as follows (in thousands):

                                                                   2003                       2002
                                                        ------------------------    -------------------------
                                                         Carrying     Percentage     Carrying      Percentage
                                                          Value       Of Total        Value        Of Total
                                                        ---------     ----------    ---------      ----------
Property Type:
  Apartment                                             $  56,581       11.80%      $  15,080          6.63%
  Retail                                                   98,597       20.57%         61,395         26.99%
  Office building                                         171,142       35.71%         89,765         39.46%
  Industrial                                              147,617       30.80%         59,279         26.05%
  Other commercial                                          5,375        1.12%          1,973          0.87%
                                                        ---------      ------       ---------        ------
Total                                                   $ 479,312      100.00%      $ 227,492        100.00%
                                                        =========      ======       =========        ======

All the Company's mortgage loans are amortizing loans. As of December 31, 2003 and 2002, the Company's mortgage loans were distributed as follows (in thousands):

                                                                  2003                        2002
                                                        ------------------------    -------------------------
                                                        Carrying      Percentage    Carrying       Percentage
                                                          Value        Of Total       Value         of Total
                                                        --------      ----------    ---------      ----------
United States:
   Arizona                                              $ 26,030         5.43%      $   7,023         3.09%
   California                                            102,296        21.33%         59,186        26.02%
   Colorado                                               20,643         4.31%          8,467         3.72%
   Florida                                                45,100         9.41%         19,294         8.48%
   Georgia                                                31,882         6.65%         23,619        10.38%
   Illinois                                               28,595         5.97%         11,736         5.16%
   Indiana                                                11,438         2.39%         11,745         5.16%
   Kansas                                                 13,633         2.84%          7,169         3.15%
   Louisiana                                               5,269         1.10%              -             -
   Maine                                                   4,980         1.04%              -             -
   Maryland                                                6,949         1.45%          4,164         1.83%
   Missouri                                               14,199         2.96%         14,440         6.35%
   Nevada                                                 11,155         2.33%          1,259         0.55%
   New Hampshire                                           2,377         0.50%              -             -
   New Jersey                                             16,159         3.37%              -             -
   New Mexico                                              3,900         0.81%          3,965         1.74%
   New York                                                3,605         0.75%              -             -
   North Carolina                                         22,958         4.79%         15,885         6.99%
   Oregon                                                  5,849         1.22%              -             -
   Pennsylvania                                            5,451         1.14%          5,569         2.45%
   Rhode Island                                            5,266         1.10%          5,355         2.35%
   South Dakota                                            7,365         1.54%          7,480         3.29%
   Texas                                                  20,943         4.37%          9,376         4.12%
   Virginia                                               31,883         6.65%          3,396         1.49%
   Washington                                             23,017         4.80%          8,364         3.68%
   Wisconsin                                               8,370         1.75%              -            -
                                                        --------       ------       ---------       ------
Total                                                   $479,312       100.00%      $ 227,492       100.00%
                                                        ========       ======       =========       ======

Substantially all mortgage loans are performing and no valuation allowance had been established as of December 31, 2003 and 2002.

The maturities of the mortgage loans are as follows (in thousands):

                                      2003         2002
                                      ----         ----
Due one year through five years     $105,179     $ 40,924
Due after five years                 297,321      108,337
Due after ten years                   76,812       78,231
                                    --------     --------
   Total                            $479,312     $227,492
                                    ========     ========

Policy loans comprised approximately 10.2% and 12.6% of the Company's investments as of December 31, 2003 and 2002, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest comprised approximately 30.6% and 29.7% of the Company's investments as of December 31, 2003 and 2002, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on RGA's consolidated balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. In most cases, the Company is subject to the investment performance on the funds withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

         Note 6 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2003 and 2002. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties (in thousands):

                                                                    2003                         2002
                                                        ----------------------------   -------------------------
                                                          Carrying       Estimated      Carrying       Estimated
                                                            Value         Fair Value       Value       Fair Value
                                                        ------------    ------------   ----------     ----------
Assets:
        Fixed maturity securities                       $  4,575,735    $  4,575,735   $3,502,703     $3,502,703
        Mortgage loans on real estate                        479,312         499,102      227,492        248,483
        Policy loans                                         902,857         902,857      841,120        841,120
        Funds withheld at interest                         2,717,278       2,799,062    1,975,071      2,031,044
        Short-term investments                                28,917          28,917        4,269          4,269
        Other invested assets                                179,320         174,646       99,540         95,043

Liabilities:
        Interest-sensitive contract liabilities         $  4,170,591    $  3,900,244   $3,413,462     $3,223,005
        Long-term debt                                       398,146         421,735      327,787        347,179
        Company-obligated mandatorily
           redeemable preferred securities                   158,292         194,490      158,176        177,401

Publicly traded fixed maturity securities are valued based upon quoted market prices. Private placement securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company's investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. The carrying value of short-term investments at December 31, 2003 and 2002 approximates fair value. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheet, while limited partnership interests are carried at cost.

The fair value of the Company's interest-sensitive contract liabilities is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company's long-term debt and the company-obligated mandatorily redeemable preferred securities are estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality.

         Note 7 REINSURANCE

Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2003 and 2002, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers / retrocessionaires.

The effect of reinsurance on net premiums and amounts earned is as follows (in thousands):

Years Ended December 31,                2003             2002             2001
                                    -----------      -----------      -----------
Direct                              $     3,966      $     4,986      $    11,471
Reinsurance assumed                   2,918,488        2,325,512        1,839,083
Reinsurance ceded                      (279,291)        (349,832)        (188,792)
                                    -----------      -----------      -----------
Net premiums and amounts earned     $ 2,643,163      $ 1,980,666      $ 1,661,762
                                    ===========      ===========      ===========

The effect of reinsurance on policyholder claims and other policy benefits is as follows (in thousands):

Years Ended December 31,                     2003             2002            2001
                                         -----------      -----------     ------------
Direct                                   $     8,272      $     3,330     $      6,104
Reinsurance assumed                        2,350,135        1,744,630        1,525,248
Reinsurance ceded                           (249,976)        (208,496)        (154,550)
                                         -----------      -----------     ------------
Net policyholder claims and benefits     $ 2,108,431      $ 1,539,464     $  1,376,802
                                         ===========      ===========     ============

At December 31, 2003 and 2002, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

The impact of reinsurance on life insurance in force is shown in the following schedule (in millions):

Life Insurance In Force:          Direct         Assumed         Ceded           Net        Assumed/Net %
                                ----------     ----------     ----------     ----------     -------------
December 31, 2003               $       75     $1,252,161     $  254,822     $  997,414        125.54%
December 31, 2002                       75        758,875        162,395        596,555        127.21%
December 31, 2001                       73        615,990        117,748        498,315        123.61%

At December 31, 2003, the Company has provided approximately $811.3 million of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements and to enhance ceding companies' financial strength. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2003, these treaties had approximately $308.4 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $605.8 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the company at December 31, 2003. Additionally, securities with an amortized cost of $1,453.8 million, as of December 31, 2003, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions generally include unusual or remote circumstances, such as change in control, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

         Note 8 DEFERRED POLICY ACQUISITION COSTS

The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

Years Ended December 31,                                    2003              2002            2001
------------------------                                 -----------      -----------      -----------
Deferred policy acquisition costs:
  Assumed                                                $ 1,835,923      $ 1,162,256      $   860,971
  Retroceded                                                 (78,827)         (77,320)         (60,652)
                                                         -----------      -----------      -----------
Net                                                      $ 1,757,096      $ 1,084,936      $   800,319
                                                         ===========      ===========      ===========

Years Ended December 31,                                    2003              2002             2001
------------------------                                 -----------      -----------      -----------
Beginning of year                                        $ 1,084,936      $   800,319      $   621,475
Capitalized
  Assumed                                                  1,045,932          615,431          469,734
  Retroceded                                                 (23,772)         (23,001)         (13,893)
Amortized
  Assumed                                                   (343,368)        (314,146)        (301,549)
  Allocated to change in value of embedded derivatives       (28,897)             -                -
  Retroceded                                                  22,265            6,333           24,552
                                                         -----------      -----------      -----------
End of year                                              $ 1,757,096      $ 1,084,936      $   800,319
                                                         ===========      ===========      ===========

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

         Note 9 INCOME TAX

The provision for income tax expense attributable to income from continuing operations consists of the following (in thousands):

Years Ended December 31,                     2003       2002        2001
------------------------                   -------   --------    --------
Current income tax expense (benefit)       $27,347   $(14,412)   $ 49,738
Deferred income tax expense (benefit)       46,313     57,221     (31,866)
Foreign current tax expense                  2,048      6,134       9,412
Foreign deferred tax expense (benefit)      17,583     16,572      (1,035)
                                           -------   --------    --------
   Provision for income taxes              $93,291   $ 65,515    $ 26,249
                                           =======   ========    ========

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (in thousands):

Years Ended December 31,                                          2003         2002          2001
------------------------                                        --------    ---------      --------
Tax provision at U.S. statutory rate                            $ 95,064    $  67,892      $ 23,153
Increase (decrease) in income taxes resulting from:
     Foreign tax rate differing from U.S. tax rate                (2,227)        (124)         (784)
     Settlement of IRS audit                                           -       (2,000)            -
     Travel and entertainment                                          2          129            32
     Intangible amortization                                           -          199            65
     Deferred tax valuation allowance                                556         (211)        3,501
     Other, net                                                     (104)        (370)          282
                                                                --------    ---------      --------
         Total provision for income taxes                       $ 93,291    $  65,515      $ 26,249
                                                                ========    =========      ========

Total income taxes were as follows (in thousands):

Years Ended December 31                                                              2003           2002        2001
                                                                                   --------      ---------     -------
Income tax from continuing operations                                              $ 93,291      $  65,515     $26,249
        Tax benefit on discontinued operations                                       (3,082)        (3,066)     (3,691)
        Tax effect on cumulative change in accounting principle                         293              -           -
        Income tax from stockholders' equity:
           Net unrealized holding gain on debt and equity securities
              recognized for financial reporting purposes                            36,637         51,591      21,320
           Exercise of stock options                                                 (2,919)        (1,943)     (1,653)
           Foreign currency translation                                              28,477         (3,664)     (5,266)
                                                                                   --------      ---------     -------
              Total income tax provided                                            $152,697      $ 108,433     $36,959
                                                                                   ========      =========     =======

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2003 and 2002, are presented in the following tables (in thousands):

Years Ended December 31                                                               2003         2002
                                                                                   ----------    --------
Deferred income tax assets:
       Nondeductible accruals                                                      $   23,744    $ 21,120
       Reserve for policies and investment income differences                         140,049      86,602
       Deferred acquisition costs capitalized for tax                                  40,711      33,561
       Net operating loss carryforward                                                183,340     148,803
       Foreign tax and AMT credit carryforward                                         12,394       9,494
       Capital loss carryforward                                                            -       4,831
       Subtotal                                                                       400,238     304,411
       Valuation allowance                                                            (12,988)    (12,458)
                                                                                   ----------    --------
         Total deferred income tax assets                                             387,250     291,953

Deferred income tax liabilities:
       Deferred acquisition costs capitalized for financial reporting                 617,492     386,953
       Differences between tax and financial reporting amounts concerning
         certain reinsurance transactions                                              35,474     156,123
       Differences in foreign currency translation                                     28,862         385
       Differences in the tax basis of cash and invested assets                       144,395      40,472
                                                                                   ----------    --------
         Total deferred income tax liabilities                                        826,223     583,933
                                                                                   ----------    --------
                  Net deferred income tax liabilities                              $  438,973    $291,980
                                                                                   ==========    ========

As of December 31, 2003 and 2002, a valuation allowance for deferred tax assets of approximately $13.0 million and $12.5 million, respectively, was provided on the foreign tax credits and net operating losses of RGA Reinsurance, GA Argentina, RGA South Africa, and RGA UK. The Company utilizes valuation allowances when it cannot assume, based on the weight of the available evidence, that the deferred income taxes will be realized. The Company has not recognized a deferred tax liability for the undistributed earnings of its wholly-owned domestic and foreign subsidiaries because the Company currently does not expect those unremitted earnings to become taxable to the Company in the foreseeable future. This is due to the fact that the unremitted earnings are not expected to be repatriated in the foreseeable future, or because those unremitted earnings that may be repatriated will not be taxable through the application of tax planning strategies that management would utilize.

During 2003, 2002, and 2001, the Company received federal income tax refunds of approximately $1.6 million, $5.2 million and $5.0 million, respectively. The Company made cash income tax payments of approximately $8.0 million, $17.4 million and $26.4 million in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company recognized deferred tax assets associated with net operating losses of approximately $487.2 million and $391.9 million, respectively, that will expire between 2011 and 2018. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and, in any event, are not expected to be lost given tax planning strategies available to the Company.

The Company's U.S. tax returns have been audited by the relevant taxing authorities for all years through 1999. The Company believes that any adjustments that might be required for subsequent years will not have a material effect on the Company's financial statements.

         Note 10 EMPLOYEE BENEFIT PLANS

Most of the Company's U.S. employees participate in a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance. The benefits under the pension plan are based on years of service and compensation levels. Certain management individuals participate in several nonqualified defined benefit and defined contribution plans sponsored by RGA Reinsurance. Those plans are unfunded and are deductible for federal income tax purposes when the benefits are paid. The projected obligation was approximately $18.7 million and $16.1 million as of December 31, 2003 and 2002, respectively.

The Company's full time U.S. employees may participate in a defined contribution profit sharing plan. The plan also has a cash or deferred option under Internal Revenue Code section 401(k). The Company's contributions, which are partially tied to RGA's financial results and employee 401(k) contributions, were approximately $1.9 million, $1.2 million and $1.3 million in 2003, 2002 and 2001, respectively.

The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree's cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $0.7 million, $0.6 million, and $0.5 million for 2003, 2002 and 2001, respectively, related to these postretirement plans. The projected obligation was approximately $5.3 million and $4.5 million as of December 31, 2003 and 2002, respectively.

                                                                             December 31,
                                                           ------------------------------------------------------
(in thousands)                                               Pension Benefits                Other Benefits
                                                           ---------------------        -------------------------
                                                             2003          2002           2003             2002
                                                             ----          ----           ----             ----
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year          $ 16,137      $14,249        $  4,508         $  3,467
      Service cost                                            1,473        1,218             314              264
      Interest cost                                           1,052          972             303              261
      Participant contributions                                  --           --              11                8
      Actuarial losses                                          280           38             265              559
      Benefits paid                                            (290)        (340)            (70)             (51)
                                                           --------      -------        --------         --------
Projected benefit obligation at end of year                $ 18,652      $16,137        $  5,331         $  4,508
                                                           ========      =======        ========         ========

CHANGE IN PLAN ASSETS:
Contract value of plan assets at beginning of year         $  7,725      $ 7,719        $     --         $     --
      Actual return on plan assets                            1,857         (775)             --               --
      Employer and participant contributions                    564        1,127              70               51
      Benefits paid                                            (307)        (346)            (70)             (51)
                                                           --------      -------        --------         --------
Contract value of plan assets at end of year               $  9,839      $ 7,725        $     --         $     --
                                                           ========      =======        ========         ========

Under funded                                               $ (8,813)     $(8,412)       $ (5,331)        $ (4,508)
Unrecognized net actuarial losses                             1,760        2,818           1,629            1,423
Unrecognized prior service cost                                 276          306              --               --
                                                           --------      -------        --------         --------
Accrued benefit cost                                       $ (6,777)     $(5,288)       $ (3,702)        $ (3,085)
                                                           ========      =======        ========         ========

Qualified plan accrued pension cost                        $ (2,445)     $(1,401)
Non-qualified plan accrued pension cost                      (4,482)      (4,065)
Intangible assets                                               117          127
Accumulated other comprehensive income                           33           51
                                                           --------      -------
Accrued benefit cost                                       $ (6,777)     $(5,288)
                                                           ========      =======

The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows (in thousands):

                                                                      2003                          2002
                                                                      ----                          ----
                                                           Qualified    Non-Qualified     Qualified   Non-Qualified
                                                             Plan           Plan            Plan           Plan
                                                           ---------    -------------     ---------   -------------
Aggregate projected benefit obligation                     $(14,182)       $(4,470)       $(11,846)      $ (4,291)
Aggregate contract value of plan assets                       9,839             --           7,725             --
                                                           --------        -------        --------       --------
Under funded                                               $ (4,343)       $(4,470)       $ (4,121)      $ (4,291)
                                                           --------        -------        --------       --------
Accumulated benefit obligation                             $ 11,290        $ 3,349        $  9,380       $  3,048
                                                           ========        =======        ========       ========

Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

                                                           Pension Benefits       Other Benefits
                                                           ----------------       --------------
                                                           2003       2002        2003      2002
                                                           ----       ----        ----      ----
Discount rate                                              6.50%      6.75%       6.50%      6.75%
Expected rate of return on plan assets                     8.75%      8.75%         --        --
Rate of compensation increase                              4.95%      4.95%         --        --

The assumed health care cost trend rates used in measuring the accumulated nonpension postretirement benefit obligation were as follows:

                                                                                December 31,
                                                                                ------------
                                                                    2003                           2002
                                                                    ----                           ----
Pre-Medicare eligible claims                               10% down to 5% in 2008         11% down to 5% in 2008
Medicare eligible claims                                   10% down to 5% in 2008         11% down to 5% in 2008

Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                   One Percent Increase     One Percent Decrease
Effect on total of service and interest cost components                   $  147                     $(111)

Effect on accumulated postretirement benefit obligation                    1,115                     $(854)

The components of net periodic benefit cost were as follows (in thousands):

                                                                 Pension Benefits              Other Benefits
                                                                 ----------------              --------------
                                                            2003      2002       2001     2003      2002      2001
                                                            ----      ----       ----     ----      ----      ----
Service cost                                               $1,473     $1,218    $  916    $314      $264      $213
Interest cost                                               1,052        972       954     303       261       218
Expected return on plan assets                               (643)      (751)     (815)     --        --        --

Amortization of prior actuarial losses                        141          7         9      60        41        29
Amortization of prior service cost                             30         30        30      --        --        --
                                                           ------     ------    ------    ----      ----      ----
Net periodic benefit cost                                  $2,053     $1,476    $1,094    $677      $566      $460
                                                           ======     ======    ======    ====      ====      ====

The Company expects to contribute $1.5 million in pension benefits and $0.1 million in other benefits during 2004.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

                         Pension                   Other
                         Benefits                 Benefits
                         --------                 --------
     2004                 $ 1,095                  $ 75
     2005                   1,266                    79
     2006                   2,043                    83
     2007                   1,722                    87
     2008                   1,966                    91
2009-2013                  11,006                   529

Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.

         Allocation of the Pension Plan's total plan fair value by asset type:

                                        2003               2002
                                        ----               ----
ASSET CATEGORY:
      Equity securities                  73%                66%
      Debt securities                    27%                34%
                                        ---                ---
Total                                   100%               100%

         2004 target range of allocation by asset type of the Pension Plan's total plan fair value on a weighted average basis:

ASSET CATEGORY:
      Equity securities                                    65% - 80%
      Debt securities                                      25% - 50%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company's assessment of the impact of economic factors and market conditions.

Note 11 RELATED PARTY TRANSACTIONS

General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services have included legal, treasury, risk management and corporate travel. The cost for the years ended December 31, 2003, 2002 and 2001 was approximately $1.0 million, $1.2 million and $1.1 million respectively.

Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.

RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. Payments under the agreement for the years ended December 31, 2003 and 2002 were approximately $3.2 million and $0.4 million, respectively.

The Company also has direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2003, the Company had reinsurance related assets and liabilities from these agreements totaling $175.0 million and $169.6 million, respectively. Prior-year comparable assets and liabilities were $156.6 million and $190.1 million, respectively. Additionally, the Company reflected net premiums of approximately $157.9 million, $172.8 million, and $149.3 million in 2003, 2002, and 2001, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $19.4 million, $23.3 million, and $26.1 million in 2003, 2002, and 2001, respectively.

         Note 12 LEASE COMMITMENTS

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2003 are as follows:

2004                        $5.4 million
2005                        4.8 million
2006                        4.6 million
2007                        4.5 million
2008                        4.2 million
Thereafter                  5.9 million

The amounts above are net of expected sublease income of approximately $0.3 million annually through 2010. Rent expenses amounted to approximately $6.8 million, $6.0 million, and $5.3 million for the years ended December 31, 2003, 2002, and 2001, respectively.

         Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS - SIGNIFICANT SUBSIDIARIES

The following table presents selected statutory financial information for the Company's primary life reinsurance legal entities, as of December 31, 2003 and 2002 (in thousands):

                                                 Statutory                     Statutory
                                             Capital & Surplus             Net Income (Loss)
                                           -------------------     --------------------------------
                                             2003       2002          2003       2002       2001
                                             ----       ----          ----       ----       ----
RCM                                        $839,731   $639,809     $   3,883    $ 1,922   $   4,025
RGA Reinsurance                             828,922    633,557       (73,285)    13,640     (84,633)
RGA Canada                                  245,911    186,726        18,231        177      12,285
RGA Barbados                                121,705    101,077        19,380     17,481      22,986
RGA Americas                                162,128     79,635        43,796     14,611         800
Other reinsurance subsidiaries              103,867     68,397       (16,805)       557       1,221

The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2004, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, equal to their unassigned surplus, approximately $12.8 million and $56.1 million respectively. The maximum amount available for dividends by RGA Canada to RGA under the Canadian Minimum Continuing Capital and Surplus Requirements ("MCCSR") is $58.9 million. RGA Americas and RGA Barbados do not have material restrictions on their ability to pay dividends out of retained earnings. Dividend payments from other subsidiaries are subject to regulations in the country of domicile.

         Note 14 COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $62.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $12.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations" for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

The Company has reinsured privately owned pension funds that were formed as a result of reform and privatization of Argentina's social security system. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina during 2001 because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced. It is the Company's position that actions of the Argentine government, which may affect future results from this business for the Company, constitute violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). The Company has put the Argentine Republic on notice of the Company's intent to file a request for arbitration of its dispute relating to these violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank (the "ICSID Arbitration"), if an amicable settlement can not be reached. The Company is also exploring other possible remedies under U.S. and Argentine law. While it is not feasible to predict or determine the ultimate outcome of the contemplated ICSID Arbitration, other remedies that the Company may pursue, or provide reasonable ranges of potential losses if the Argentine government continues with its present course of action, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's financial statements, would not have a material adverse effect on its consolidated financial position.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At December 31, 2003, there were approximately $38.7 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas and RGA Barbados. As of December 31, 2003, $396.3 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $188.3 million as of December 31, 2003 and are reflected on the Company's consolidated balance sheet in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2003, RGA's exposure related to credit facility guarantees was $48.6 million and is reflected on the consolidated balance sheet in long-term debt. RGA's maximum potential guarantee under the credit facilities is $53.1 million. RGA has issued a guarantee on behalf of a subsidiary in the event the subsidiary fails to make payment under its office lease obligation. As of December 31, 2003, the maximum potential exposure was approximately $3.0 million.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

         Note 15 LONG-TERM DEBT

The Company's long-term debt consists of the following (in millions):

                                                 2003                  2002
                                                ------                ------
Senior Notes @ 6.75% due 2011                   $199.9                $199.9
Senior Notes @ 7.25% due 2006                     99.6                  99.5
Revolving Credit Facilities                       98.6                  28.4
                                                ------                ------
Total                                           $398.1                $327.8
                                                ======                ======

On December 19, 2001, RGA issued 6.75% Senior Notes with a face value of $200.0 million. These senior notes have been registered with the SEC. The net proceeds from the offering were approximately $198.5 million and were used to pay down a balance of $120 million on a revolving credit facility and to prepay and terminate a $75 million term loan with MetLife Credit Corp. Capitalized issuance costs, recorded in other assets, related to the issuance of the 6.75% Senior Notes were $1.7 million at December 31, 2003.

The Company has revolving credit facilities in the United States, the United Kingdom, and Australia, under which it may borrow up to approximately $228.1 million. As of December 31, 2003, the Company had drawn approximately $98.6 million under these facilities at rates ranging from 1.69% to 5.56%. The Company increased its borrowings under the United States, the United Kingdom, and the Australia credit facility during 2003 by $50.0 million, $7.1 million, and $7.5 million, respectively. Terminations of revolving credit facilities and maturities of senior notes over the next five years would be $48.6 million in 2005 and $150.0 million in 2006. The Company may draw up to $175.0 million on its U.S. revolving credit facility that expires in May 2006. As of December 31, 2003, the Company had $50.0 million outstanding under this facility.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2003, the Company had $398.1 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. Of that amount, approximately $48.6 million is subject to immediate payment upon a downgrade of the Company's senior long-term debt rating, unless a waiver is obtained from the lenders. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. Interest paid on debt and trust preferred securities (See Note 16) during 2003, 2002 and 2001 totaled $35.9 million, $34.7 million and $18.5 million, respectively.

RGA guarantees the payment of amounts outstanding under the credit facilities maintained by its subsidiary operations in the United Kingdom and Australia. The total amount of debt outstanding, subject to the guarantees, as of December 31, 2003 was $48.6 million and is reflected on the Company's consolidated balance sheet under long-term debt. These lines of credit provide for additional borrowings of up to $4.5 million, which if drawn, would also be subject to the guarantees.

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

RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the preferred securities. The Trust exists for the sole purpose of issuing the PIERS units. The discounted value of the preferred securities ($158.1 million) and the market value of the warrants ($66.9 million) at the time of issuance are reflected in the consolidated balance sheet in the line items "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company" and "Warrants," respectively.

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

         Note 17 SEGMENT INFORMATION

Prior to January 1, 2003, the Company aggregated the results of its five main operational segments into three reportable segments: U.S., Canada, and Other International. The Other International reportable segment formerly included operations in Latin America, Asia Pacific, and Europe & South Africa. Effective January 1, 2003, as a result of the Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, the Other International reportable segment no longer included Latin America operations. Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are now reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, are now reported as part of U.S. operations in the Traditional sub-segment. Additionally, the remaining operations of the Other International reportable segment, Asia Pacific and Europe & South Africa, are now presented herein as separate reportable segments. Prior-period segment information has been reclassified to conform to this new presentation. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of critical illness products. Asia Pacific operations provide primarily traditional life reinsurance and, to a lesser extent, financial reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance Company ("RGA Reinsurance"). Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets being developed by the Company. The Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss before income taxes.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The Company's reportable segments are strategic business units that are primarily segregated by geographic region. Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company's continuing operations are summarized below (in thousands).

For the Years ended December 31,                          2003              2002           2001
                                                       ----------         ----------     ----------
Revenues:
    U.S.                                               $2,191,210         $1,709,952     $1,484,969
    Canada                                                315,161            251,715        247,624
    Europe & South Africa                                 373,138            230,813         96,455
    Asia Pacific                                          270,132            169,351        126,653
    Corporate and Other                                    24,692             20,132         12,583
                                                       ----------         ----------     ----------
       Total from continuing operations                $3,174,333         $2,381,963     $1,968,284
                                                       ==========         ==========     ==========

For the Years ended December 31,                                       2003                2002               2001
                                                                    ---------            --------          ---------
Income (loss) from continuing operations before income taxes:
       U.S.                                                         $ 216,088            $175,801          $ 124,581
       Canada                                                          59,564              38,631             51,516
       Europe & South Africa                                           20,272               3,409               (963)
       Asia Pacific                                                    19,262               6,316              3,007
       Corporate and Other                                            (43,576)            (30,179)          (111,991)
                                                                    ---------            --------          ---------
                 Total from continuing operations                   $ 271,610            $193,978          $  66,150
                                                                    =========            ========          =========

For the Years ended December 31,                                      2003                 2002               2001
                                                                    ---------            --------          ---------
Interest expense:
       Europe & South Africa                                        $   1,043            $    680          $     681
       Asia Pacific                                                     1,096                 842                867
       Corporate and Other                                             34,650              33,994             16,549
                                                                    ---------            --------          ---------
                 Total from continuing operations                   $  36,789            $ 35,516          $  18,097
                                                                    =========            ========          =========

For the Years ended December 31,                                      2003                 2002               2001
                                                                    ---------            --------          ---------
Depreciation and amortization:
       U.S.                                                         $ 310,548            $267,341          $ 248,581
       Canada                                                           9,315              22,537             33,048
       Europe & South Africa                                           85,657              33,251             15,620
       Asia Pacific                                                    39,723              25,542             30,681
       Corporate and Other                                              1,981              12,186                537
                                                                    ---------            --------          ---------
                 Total from continuing operations                   $ 447,224            $360,857          $ 328,467
                                                                    =========            ========          =========

The table above includes amortization of deferred acquisition costs and the DAC offset to the change in value of embedded derivatives related to Issue B36.

As of December 31,                                                      2003                         2002
                                                                    -----------                  ------------
Assets:
       U.S.                                                         $ 8,474,954                  $ 6,302,237
       Canada                                                         1,935,604                    1,533,339
       Europe & South Africa                                            483,876                      263,136
       Asia Pacific                                                     413,628                      273,503
       Corporate and Other and discontinued operations                  805,312                      520,382
                                                                    -----------                  -----------
                    Total assets                                    $12,113,374                  $ 8,892,597
                                                                    ===========                  ===========

Subsidiaries in which RGA has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported on the equity basis of accounting. The equity in the net income of such subsidiaries is not material to the results of operations or financial position of individual segments or the Company taken as a whole.

Capital expenditures of each reporting segment were immaterial in the periods noted.

During 2003, two clients represented $96.0 million or 40.2% of gross premiums for the Canada operations. Four other clients individually represented more than 5% of Canada's gross premiums. Together, these four clients represented 27.2% of Canada's gross premiums. Three clients of the Company's United Kingdom operations generated approximately $287.3 million, or 74.5% of the total gross premiums for the Europe & South Africa operations. Two clients, one each in Australia and Hong Kong, generated approximately $62.3 million, or 22.2% of the total gross premiums for the Asia Pacific operations.

         Note 18 STOCK OPTIONS

The Company adopted the RGA Flexible Stock Plan (the "Plan") in February 1993 and the Flexible Stock Plan for Directors (the "Directors Plan") in January 1997 (collectively, the "Stock Plans"). The Stock Plans provide for the award of benefits (collectively "Benefits") of various types, including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, cash awards, and other stock based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. In general, options granted under the Plan become exercisable over vesting periods ranging from one to eight years while options granted under the Directors Plan become exercisable after one year. As of December 31, 2003, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 6,260,077 and 112,500, respectively. Options are generally granted with an exercise price equal to the stock's fair value at the date of grant and expire 10 years after the date of grant. Information with respect to option grants under the Stock Plans follows.

                                                 2003                             2002                             2001
                                    ----------------------------    -------------------------------     ---------------------------
                                                Weighted-Average                   Weighted-Average                Weighted-Average
                                     Options     Exercise price      Options        Exercise price        Options   Exercise price
                                     -------     --------------      -------        --------------        -------  ----------------
Balance at beginning of year        2,700,333         $26.36        2,326,808            $24.42         2,065,731        $22.03
Granted                               735,654         $27.29          554,233            $31.90           493,037        $30.05
Exercised                            (627,822)        $18.51         (147,927)           $15.59          (224,892)       $14.00
Forfeited                            (113,512)        $29.10          (32,781)           $29.63            (7,068)       $34.37
                                    ---------         ------        ---------            ------         ---------        ------
Balance at end of year              2,694,653         $28.34        2,700,333            $26.36         2,326,808        $24.42
                                    =========         ======        =========            ======         =========        ======

                                                  Options Outstanding                                     Options Exercisable
                            ----------------------------------------------------------------   -----------------------------------
                            Outstanding as of   Weighted-Average Remaining  Weighted-Average   Exercisable as of  Weighted-Average
Range of Exercise Prices       12/31/2003           Contractual Life         Exercise Price        12/31/2003      Exercise Price
------------------------   ------------------   --------------------------  ---------------    -----------------  ---------------
$10.00 - $14.99                      5,481                   1.0                  $12.22               5,481          $12.22
$15.00 - $19.99                     30,522                   2.0                  $15.61              30,522          $15.61
$20.00 - $24.99                    524,325                   4.9                  $22.27             379,400          $21.91
$25.00 - $29.99                  1,315,228                   7.7                  $28.04             356,358          $28.19
$30.00 - $34.99                    527,401                   7.8                  $31.90             137,711          $31.87
$35.00 - $39.99                    291,696                   4.7                  $35.81             257,856          $35.78
                                 ---------                   ---                  ------           ---------          ------
            Totals               2,694,653                   6.7                  $28.34           1,167,328          $27.86
                                 =========                   ===                  ======           =========          ======

The per share weighted-average fair value of stock options granted during 2003, 2002, and 2001 was $9.51, $11.71, and $11.87 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2003-expected dividend yield of .95%, risk-free interest rate of 2.79%, expected life of 6.0 years, and an expected rate of volatility of the stock of 35% over the expected life of the options; 2002-expected dividend yield of 0.8%, risk-free interest rate of 5.00%, expected life of 5.0 years, and an expected rate of volatility of the stock of 35% over the expected life of the options; 2001-expected dividend yield of 0.8%, risk-free interest rate of 5.04%, expected life of 5.8 years, and an expected rate of volatility of the stock of 35% over the expected life of the options.

Prior to January 1, 2003, the Company applied APB Opinion No. 25 in accounting for its Stock Plans and, accordingly, no compensation cost was recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years. See Note 2 regarding New Accounting Pronouncements and the Company's adoption of SFAS No. 148.

(in thousands)                                                                       2003             2002           2001
                                                                                    --------        --------        -------
Net income as reported                                                              $173,141        $122,806        $33,046
Add: Stock-based employee compensation expense included in reported net
       income, net of related tax effects                                              1,673               -              -
Deduct: Total stock-based employee compensation expense determined under
         fair value based method for all awards, net of related tax effects            3,626           2,982          3,219
                                                                                    --------        --------        -------
Pro forma net income                                                                $171,188        $119,824        $29,827
                                                                                    ========        ========        =======
Net income per share:
    Basic - as reported                                                             $   3.37        $   2.49        $  0.67
    Basic - pro forma                                                               $   3.34        $   2.43        $  0.60
    Diluted - as reported                                                           $   3.36        $   2.47        $  0.66
    Diluted - pro forma                                                             $   3.32        $   2.41        $  0.60

In January 2004, the Board approved an incentive compensation package including 309,392 incentive stock options at $39.61 per share and 128,693 performance contingent units under the Company's Stock Plans.

         Note 19 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

                                                                                  2003          2002         2001
                                                                                --------      --------     -------
Earnings:
    Income from continuing operations (numerator for
      basic and diluted calculations)                                           $178,319      $128,463     $39,901
Shares:
    Weighted average outstanding shares
      (denominator for basic calculation)                                         51,318        49,381      49,420
    Equivalent shares from outstanding stock options                                 280           267         485
                                                                                --------      --------     -------
      Diluted shares (denominator for diluted calculation)                        51,598        49,648      49,905
Earnings per share from continuing operations:
    Basic                                                                       $   3.47      $   2.60     $  0.81
    Diluted                                                                     $   3.46      $   2.59     $  0.80
                                                                                ========      ========     =======

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. Approximately 0.3 million, 1.4 million and 0.2 million outstanding stock options were not included in the calculation of common equivalent shares during 2003, 2002 and 2001, respectively. Diluted earnings per share exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of the outstanding warrants associated with the PIERS units (See Note 16), as the Company could repurchase more shares than it issues with the exercise proceeds.

         Note 20 COMPREHENSIVE INCOME

The following table presents the components of the Company's accumulated other comprehensive income for the years ended December 31, 2003, 2002 and 2001 (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 2003:

                                                                               BEFORE-TAX AMOUNT  TAX EXPENSE    AFTER-TAX AMOUNT
                                                                               -----------------  -----------    ----------------
Foreign currency translation adjustments:
      Change arising during year                                                     $ 81,363      $ (28,477)        $  52,886
Unrealized gains on securities:
      Unrealized net holding gains arising during the year                            109,887        (38,176)           71,711
      Less:  Reclassification adjustment for net gains realized in net income           5,360         (1,539)            3,821
                                                                                     --------      ---------         ---------
           Net unrealized gains                                                       104,527        (36,637)           67,890
                                                                                     --------      ---------         ---------
               Other comprehensive income                                            $185,890      $ (65,114)        $ 120,776
                                                                                     ========      =========         =========

FOR THE YEAR ENDED DECEMBER 31, 2002:

                                                                                                  TAX (EXPENSE)
                                                                                BEFORE-TAX AMOUNT    BENEFIT     AFTER-TAX AMOUNT
                                                                                ----------------- -------------  ----------------
Foreign currency translation adjustments:
      Change arising during year                                                    $ 10,467        $ (3,664)        $  6,803
Unrealized gains on securities:
      Unrealized net holding gains arising during the year                           139,795          (47,698)         92,097
      Less:  Reclassification adjustment for net losses realized in net income       (14,651)           3,893         (10,758)
                                                                                    --------        ---------        --------
           Net unrealized gains                                                      154,446          (51,591)        102,855
                                                                                    --------        ---------        --------
               Other comprehensive income                                           $164,913        $ (55,255)       $109,658
                                                                                    ========        =========        ========

FOR THE YEAR ENDED DECEMBER 31, 2001:


                                                                                                  TAX (EXPENSE)
                                                                                BEFORE-TAX AMOUNT    BENEFIT     AFTER-TAX AMOUNT
                                                                                ----------------- -------------  ----------------
Foreign currency translation adjustments:
      Change arising during year                                                     $ 15,045       $ (5,266)       $  9,779
Unrealized gains on securities:
      Unrealized net holding gains arising during the year                             (5,193)          (136)         (5,329)
      Less:  Reclassification adjustment for net losses realized in net income        (68,431)        21,185         (47,246)
                                                                                     --------       --------        --------
           Net unrealized gains                                                        63,238        (21,321)         41,917
                                                                                     --------       --------        --------
               Other comprehensive income                                            $ 78,283       $(26,587)       $ 51,696
                                                                                     ========       ========        ========

A summary of the components of net unrealized appreciation of balances carried at fair value is as follows (in thousands):

YEARS ENDED DECEMBER 31                                   2003             2002            2001
                                                        --------        ---------        --------
Change in net unrealized appreciation on:
    Fixed maturity securities available for sale        $105,562        $ 168,732        $ 63,555
    Other investments                                      5,715             (541)          1,138
Effect of unrealized appreciation on:
    Deferred policy acquisition costs                     (6,750)         (13,739)         (1,266)
Other                                                          -               (6)           (189)
                                                        --------        ---------        --------
Net unrealized appreciation                             $104,527        $ 154,446        $ 63,238
                                                        ========        =========        ========

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

At the time it was accepting accident and health risks, the Company directly underwrote certain business provided by brokers using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers compensation carve-out, personal accident, and similar coverages.

The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to arbitrations that involve some of these LMX reinsurance programs. Additionally, while RGA did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers' compensation carve-out risks. The Company and other involved reinsurers and retrocessionaires have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures, etc. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

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

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of January 31, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $62.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $12.5 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The reserve balance as of December 31, 2003 and 2002 was $54.5 million and $50.9 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $4.8 million, $3.3 million, and $3.0 million for 2003, 2002, and 2001, respectively.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Reinsurance Group of America, Incorporated:

We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

As discussed in Note 2, the Company changed its method of accounting for embedded derivatives in certain insurance products as required by new accounting guidance which became effective on October 1, 2003, and recorded the impact as a cumulative effect of a change in accounting principle.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 9, 2004

Quarterly Data (Unaudited)

Years Ended December 31
(in thousands, except per share data)

2003                                                                          First      Second      Third       Fourth
                                                                            ---------   --------   --------    ---------
Revenues from continuing operations                                         $653,549    $714,376   $712,500    $1,093,908
Revenues from discontinued operations                                       $  1,592    $    814   $  1,002    $    1,395

Income from continuing operations before income taxes                       $ 49,853    $ 67,009   $ 63,007    $   91,741

Income from continuing operations                                           $ 33,160    $ 43,586   $ 42,224    $   59,349
Loss from discontinued accident and health operations, net of income taxes      (418)     (1,027)      (473)       (3,805)
Cumulative effect of change in accounting principal, net of income taxes           -           -          -           545
                                                                            --------    --------   --------    ----------
Net income                                                                  $ 32,742    $ 42,559   $ 41,751    $   56,089

Total outstanding common shares - end of period                               49,638      49,781     49,912        62,160

BASIC EARNINGS PER SHARE

Continuing operations                                                       $   0.67    $   0.88      $0.85    $     1.06
Discontinued operations                                                        (0.01)      (0.02)     (0.01)        (0.07)
Cumulative effect of change in accounting principal                                -           -          -          0.01
                                                                            --------    --------   --------    ----------
Net income                                                                  $   0.66    $   0.86      $0.84    $     1.00

DILUTED EARNINGS PER SHARE

Continuing operations                                                       $   0.67    $   0.87   $   0.84    $     1.05
Discontinued operations                                                        (0.01)      (0.02)     (0.01)        (0.07)
Cumulative effect of change in accounting principal                                -           -          -          0.01
                                                                            --------    --------   --------    ----------
Net income                                                                  $   0.66    $   0.85   $   0.83    $     0.99

Dividends per share on common stock                                         $   0.06    $   0.06   $   0.06    $     0.06

Market price of common stock
   Quarter end                                                              $  26.28    $  32.10   $  40.75    $    38.65
   Common stock price, high                                                    29.64       33.00      42.00         42.55
   Common stock price, low                                                     24.75       25.52      31.65         35.83

2002                                                                          First      Second      Third       Fourth
                                                                            ---------   --------   --------    ---------
Revenues from continuing operations                                         $560,212    $557,309   $550,154    $  714,288
Revenues from discontinued operations                                       $    906    $  1,365   $    604    $      428

Income from continuing operations before income taxes                       $ 45,191    $ 45,065   $ 54,030    $   49,692

Income from continuing operations                                           $ 29,036    $ 28,924   $ 34,723    $   35,780
Loss from discontinued accident and health operations, net of income taxes    (1,256)       (873)    (1,135)       (2,393)
                                                                            --------    --------   --------    ----------
Net income                                                                  $ 27,780    $ 28,051   $ 33,588    $   33,387

Total outstanding common shares - end of period                               49,302      49,355     49,365        49,457

BASIC EARNINGS PER SHARE
Continuing operations                                                       $   0.59    $   0.59   $   0.70    $     0.72
Discontinued operations                                                        (0.03)      (0.02)     (0.02)        (0.04)
                                                                            --------    --------   --------    ----------
Net income                                                                  $   0.56    $   0.57   $   0.68    $     0.68

DILUTED EARNINGS PER SHARE
Continuing operations                                                       $   0.59    $   0.58   $   0.70    $     0.72
Discontinued operations                                                        (0.03)      (0.02)     (0.02)        (0.05)
                                                                            --------    --------   --------    ----------
Net income                                                                  $   0.56    $   0.56   $   0.68    $     0.67

Dividends per share on common stock                                         $   0.06    $   0.06   $   0.06    $     0.06

Market price of common stock
   Quarter end                                                              $  31.12    $  30.69   $  25.78    $    27.08
   Common stock price, high                                                    33.38       33.11      31.77         28.45
   Common stock price, low                                                     24.40       29.58      24.60         23.95

Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol "RGA". There were 89 stockholders of record of RGA's common stock on March 1, 2004.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

Item 9A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company evaluated, under the supervision and with the participation of the Company's Disclosure Committee and the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company has adopted an Employee Code of Business Conduct and Ethics (the "Employee Code"), a Directors' Code of Conduct (the "Directors' Code"), and a Financial Management Code of Professional Conduct (the "Financial Management Code"). The Employee Code applies to all employees and officers of the Company and its subsidiaries. The Directors' Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company's chief executive offer, chief financial officer, corporate controller, chief financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company's chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above are available on the Company's website at www.rgare.com.

     Also available on the Company's website are the following other items:
Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter (collectively "Governance Documents").

     The Company will provide without charge upon written or oral request, a copy of any of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 1370 Timberlake Manor Parkway, Chesterfield, MO 63017 by electronic mail (investrelations@rgare.com) or by telephone (636-736-7243).

         The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Mr. Watson, each individual holds the same position at RGA, RCM and RGA Reinsurance.

         David B. Atkinson, 50, became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson has served as Executive Vice President and Chief Operating Officer of RGA since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. operations from 1994 to 1996, and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice

President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of several RGA subsidiaries.

         Todd C. Larson, 40, is Senior Vice President, Controller and Treasurer. Mr. Larson previously was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP from 1985 through 1993. Mr. Larson also serves as a director and officer of several RGA subsidiaries.

         Jack B. Lay, 49, is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.

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

         James E. Sherman, 50, is Executive Vice President, General Counsel and Secretary of the Company. Mr. Sherman joined General American in 1983, and served as Associate General Counsel of General American from 1995 until December 31, 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.

         Graham S. Watson, 54, is Executive Vice President, International and Chief Marketing Officer of RGA, and Chief Executive Officer of RGA International Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.

         A. Greig Woodring, 52, President and Chief Executive Officer of the Company. Mr. Woodring also is an executive officer of General American Life Insurance Company ("General American"). He headed General American's reinsurance business from 1986 until the Company's formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information on this subject is found in the Proxy Statement under the caption "Principal Accountant Fees and Services " and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         The following consolidated statements are included within Item 8 under the following captions:

Index                                                                        Page
Consolidated Balance Sheets                                                    49
Consolidated Statements of Income                                              50
Consolidated Statements of Stockholders' Equity                                51
Consolidated Statements of Cash Flows                                          52
Notes to Consolidated Financial Statements                                  53-80
Independent Auditors' Report                                                   81
Quarterly Data (unaudited)                                                     82

         2. Schedules, Reinsurance Group of America, Incorporated and
Subsidiaries

Schedule                                                                        Page
I             Summary of Investments                                               87
II            Condensed Financial Information of the Registrant                    88
III           Supplementary Insurance Information                               89-90
IV            Reinsurance                                                          91
V             Valuation and Qualifying Accounts                                    92

         All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

         3.       Exhibits

         See the Index to Exhibits on page 94.

(b)      Reports on Form 8-K during the three months ended December 31, 2003:

         1. On October 9, 2003, the Company filed a Current Report on Form 8-K, dated September 22, 2003, reporting under Items 5 and 7 that RGA Reinsurance Company, the primary operating subsidiary of the Company, entered into a Master Agreement pursuant to which RGA Reinsurance Company agreed to purchase and assume through coinsurance the traditional life reinsurance business of Allianz Life Insurance Company of North America. The

                  Master Agreement and a Life Coinsurance Retrocession Agreement were attached thereto as Exhibits 2.1 and 2.2, respectively.

         2. On October 23, 2003, the Company filed a Current Report on Form 8-K (i) filing under Item 5 a press release reporting that two new directors had been elected and (ii) furnishing under Items 9 and 12 a press release discussing results of operations for the nine months ended September 30, 2003. The press releases were attached thereto as Exhibits 99.1 and 99.2.

         3. On November 3, 2003, the Company filed a Current Report on Form 8-K reporting under Item 5 certain historical financial results, by segment, certain historical financial information about RGA's consolidated stockholders' equity, certain additional third quarter 2003 information and certain supplemental data.

         4. On November 3, 2003, the Company filed a Current Report on Form 8-K furnishing under Item 9 its press release announcing the offering of 10,500,000 shares of its common stock. The press release was attached thereto as Exhibit 99.1.

         5. On November 7, 2003, the Company filed a Current Report on Form 8-K, dated as of November 6, 2003, providing under Item 5 the underwriting agreement and opinion of counsel required in connection with the registration statement on Form S-3 (File Nos. 333-108200, 333-108200-01 and 333-108200-02) and
                  providing certain exhibits under Item 7. The press release was attached thereto as Exhibit 99.1.

         6. On December 3, 2003, the Company filed a Current Report on Form 8-K, dated as of November 24, 2003, providing under Item 5 a registration rights agreement between the registrant and MetLife, Inc. and certain of its subsidiaries. Additionally, the Company provided under Item 5 that the underwriters of its recent stock offering had exercised their option to purchase an additional 1,575,000 share of Company common stock. The registration rights agreement and option exercise press release are attached thereto as Exhibits 10.1 and 99.1, respectively.

         7. On December 5, 2003, the Company filed a Current Report on Form 8-K, dated as of December 4, 2003, filing under Item 5 its press release announcing the closing of a coinsurance agreement whereby it acquired the traditional life reinsurance business of Allianz Life Insurance Company of North America. The press release was attached thereto as Exhibit 99.1.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
               SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2003
                                  (in millions)

                                                                                                        Amount at
                                                                                                          Which
                                                                                                        Shown in
                                                                                           Fair        the Balance
                      Type of Investment                                     Cost        Value (3)     Sheets (1)(3)
                      ------------------                                     ----        ---------     -------------
Fixed maturities:
Bonds:
 United States government and government agencies and authorities           $  794         $ 798          $  798
Foreign governments (2)                                                        581           652             652
Public utilities                                                               663           763             763
All other corporate bonds                                                    2,261         2,363           2,363
                                                                             -----         -----           -----
               Total fixed maturities                                        4,299         4,576           4,576
Equity securities                                                               14            14              14
Preferred stock                                                                129           134             134
Mortgage loans on real estate                                                  479           XXX             479
Policy loans                                                                   903           XXX             903
Funds withheld at interest                                                   2,717           XXX           2,717
Short-term investments                                                          29           XXX              29
Other invested assets                                                           31           XXX              31
                                                                            ------                        ------
               Total investments                                            $8,601           XXX          $8,883
                                                                            ======                        ======

(1) Fixed maturities are classified as available for sale and carried at fair value.

(2) The following exchange rates have been used to convert foreign securities to U.S. dollars:

Canadian dollar              $0.7710/C$1.00
South African rand           $0.1496/1.0 rand
Australian dollar            $0.7520/$1.00 Aus
Great British pound          $1.7858/(pound)1.00

(3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
         SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 (IN THOUSANDS)

                                                                                          2003         2002           2001
                                                                                       ----------    ----------     ---------
CONDENSED BALANCE SHEETS
        Assets:
               Fixed maturity securities (available for sale)                          $  154,868    $    7,544
               Cash and cash equivalents                                                      590        10,719
               Investment in subsidiaries                                               2,075,528     1,457,791
               Other assets                                                               262,457       219,806
                                                                                       ----------    ----------
                             Total assets                                              $2,493,443    $1,695,860
                                                                                       ==========    ==========
        Liabilities and stockholders' equity:
               Long-term debt                                                          $  514,477    $  464,333
                Other liabilities                                                          31,243         9,064
               Stockholders' equity                                                     1,947,723     1,222,463
                                                                                       ----------    ----------
                             Total liabilities and stockholders' equity                $2,493,443    $1,695,860
                                                                                       ==========    ==========

CONDENSED STATEMENTS OF INCOME
        Interest income                                                                $   17,949    $   20,412     $  16,879
        Realized investments gains, net                                                       677         2,942             -
        Operating expenses                                                                 (3,849)       (3,107)       (2,757)
        Interest expense                                                                  (35,189)      (34,685)      (16,977)
                                                                                       ----------    ----------     ---------
               Loss before income tax and undistributed earnings of subsidiaries          (20,412)      (14,438)       (2,855)
        Income tax expense (benefit)                                                      (10,614)       (7,471)        4,158
                                                                                       ----------    ----------     ---------
               Net loss before undistributed earnings of subsidiaries                      (9,798)       (6,967)       (7,013)
        Equity in undistributed earnings of subsidiaries                                  182,939       129,773        40,059
                                                                                       ----------    ----------     ---------
               Net income                                                              $  173,141    $  122,806     $  33,046
                                                                                       ----------    ----------     ---------
CONDENSED STATEMENTS OF CASH FLOWS
        Operating activities:
               Net income                                                              $  173,141    $  122,806     $  33,046
               Equity in earnings of subsidiaries                                        (182,939)     (129,773)      (40,059)
               Other, net                                                                 (46,258)        7,195         2,782
                                                                                       ----------    ----------     ---------
                             Net cash provided by (used in) operating activities          (56,056)          228        (4,231)
                                                                                       ----------    ----------     ---------
        Investing activities:
               Sales of fixed maturity securities available for sale                      141,149       278,744             -
               Purchases of fixed maturity securities available for sale                 (287,408)     (283,759)            -
               Change in short-term investments                                                 -        10,502        (3,017)
               Capital contributions to subsidiaries                                     (286,336)     (115,761)     (123,346)
                                                                                       ----------    ----------     ---------
                             Net cash used in investing activities                       (432,595)     (110,274)     (126,363)
                                                                                       ----------    ----------     ---------
        Financing activities:
               Dividends to stockholders                                                  (11,940)      (11,854)      (11,855)
               Reissuance (acquisition) of treasury stock, net                             13,761        (3,735)        4,684
               Proceeds from long-term debt borrowings, net                                50,000             -       206,113
               Proceeds from warrant / private placement offering                               -             -        66,915
               Proceeds from stock offering, net                                          426,701             -             -
                                                                                       ----------    ----------     ---------
                             Net cash provided by (used in) financing activities          478,522      (15,589)       265,857
                                                                                       ----------    ----------     ---------
                             Net change in cash and cash equivalents                      (10,129)     (125,635)      135,263
        Cash and cash equivalents at beginning of year                                     10,719       136,354         1,091
                                                                                       ----------    ----------     ---------
        Cash and cash equivalents at end of year                                       $      590    $   10,719     $ 136,354
                                                                                       ==========    ==========     =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                                      As of December 31,
                                     --------------------------------------------------------------------------------------
                                                                  Future Policy Benefits and
                                           Deferred Policy        Interest-Sensitive Contract    Other Policy Claims and
                                          Acquisition Costs              Liabilities                 Benefits Payable
                                     --------------------------- ---------------------------- -----------------------------
                                        Assumed        Ceded          Assumed       Ceded            Assumed       Ceded
------------------------------------ ------------- ------------- --------------- ------------ --------------- -------------
2002
U.S. operations                        $  664,545     $(48,575)      $4,741,836   $(214,754)      $  491,386    $ (28,702)
Canada operations                         114,360         (913)         846,768     (78,167)          33,421       (2,081)
Europe & South Africa operations          237,731      (18,178)         100,458      (5,548)          90,472       (3,869)
Asia Pacific operations                   140,451       (9,654)         119,376      (9,717)          73,790       (8,969)
Corporate and Other                         5,169           --            8,432           --          43,184         (343)
Discontinued operations                        --           --           26,634      (1,489)          27,913       (2,202)
                                       ----------     --------       ----------   ---------       ----------    ---------
   Total                               $1,162,256     $(77,320)      $5,843,504   $(309,675)      $  760,166    $ (46,166)
                                       ==========     ========       ==========   =========       ==========    =========

2003
U.S. operations                        $1,049,433     $(43,049)      $6,114,334   $(199,817)      $  645,195    $ (10,302)
Canada operations                         154,594       (1,454)       1,203,038    (174,534)         103,521      (72,060)
Europe & South Africa operations          435,323      (22,620)         201,208     (11,188)         151,990      (11,176)
Asia Pacific operations                   191,442      (11,704)         163,756     (13,808)         118,900      (11,014)
Corporate and Other                         5,131           --            9,340          --           44,472         (241)
Discontinued operations                        --           --           29,071        (992)          26,960         (566)
                                       ----------     --------       ----------   ---------       ----------    ---------
   Total                               $1,835,923     $(78,827)      $7,720,747   $(400,339)      $1,091,038    $(105,359)
                                       ==========     ========       ==========   =========       ==========    =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
          SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (in thousands)

                                                              Year ended December 31,
                                    -----------------------------------------------------------------------------
                                                        Net          Benefits,                          Other
                                        Premium      Investment     Claims and       Amortization     Operating
                                        Income         Income         Losses           of DAC         Expenses
                                    -------------- ------------- ---------------- --------------- ---------------
 2001
U.S. operations                        $1,238,065      $245,794     $(1,098,633)      $(210,478)      $ (51,277)
Canada operations                         173,269        65,006        (173,098)        (26,625)          3,615
Europe & South Africa operations           94,800         1,536         (59,429)        (10,177)        (27,812)
Asia Pacific operations                   119,702         3,935         (75,595)        (38,991)         (9,060)
Corporate and Other                        35,926        24,288         (81,759)         (3,938)        (38,877)
                                       ----------      --------     -----------       ---------       ---------
   Total                               $1,661,762      $340,559     $(1,488,514)      $(290,209)      $(123,411)
                                       ==========      ========     ===========       =========       =========

 2002
U.S. operations                        $1,411,537      $272,079     $(1,237,553)      $(233,958)      $ (62,640)
Canada operations                         181,224        70,518        (187,468)        (15,427)        (10,189)
Europe & South Africa operations          226,846         1,009        (130,975)        (22,096)        (74,333)
Asia Pacific operations                   160,197         7,059        (110,806)        (29,317)        (22,912)
Corporate and Other                           862        23,847             623          (4,564)        (46,370)
                                       ----------      --------     -----------       ---------       ---------
   Total                               $1,980,666      $374,512     $(1,666,179)      $(305,362)      $(216,444)
                                       ==========      ========     ===========       =========       =========

 2003
U.S. operations                        $1,801,793      $346,129     $(1,638,800)      $(252,163)      $ (84,159)
Canada operations                         214,738        87,212        (224,863)            240         (30,974)
Europe & South Africa operations          364,203         3,869        (230,895)        (62,793)        (59,178)
Asia Pacific operations                   259,010        10,692        (185,358)        (28,496)        (37,016)
Corporate and Other                         3,419        17,677          (8,217)            (38)        (60,013)
                                       ----------      --------     -----------       ---------       ---------
   Total                               $2,643,163      $465,579     $(2,288,133)      $(343,250)      $(271,340)
                                       ==========      ========     ===========       =========       =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                            SCHEDULE IV - REINSURANCE
                                  (in millions)

                                                          As of or for the Year ended December 31,
                                       ------------------------------------------------------------------------------
                                                                                                         Percentage
                                                          Ceded to      Assumed                          of Amount
                                           Gross           Other       from Other          Net           Assumed to
                                           Amount        Companies     Companies          Amount            Net
                                       -------------     ---------     -----------       --------      -------------
2001
Life insurance in force                    $  73         $117,748      $  615,990        $498,315          123.61%
Premiums
     U.S. operations                       $ 2.9         $  144.3      $  1,379.5        $1,238.1          111.42%
     Canada operations                         -             26.9           200.2           173.3          115.52%
     Europe & South Africa operations        0.1              1.4            96.1            94.8          101.37%
     Asia Pacific operations                   -             15.9           135.6           119.7          113.28%
     Corporate and Other                     8.4              0.3            27.8            35.9           77.44%
                                           -----         --------      ----------        --------
          Total                            $11.4         $  188.8      $  1,839.2        $1,661.8          110.68%
                                           =====         ========      ==========        ========        ========

2002
Life insurance in force                    $  75         $162,395      $  758,875        $596,555          127.21%
Premiums
     U.S. operations                       $ 2.9         $  260.2      $  1,668.8        $1,411.5          118.23%
     Canada operations                         -             29.0           210.2           181.2          116.00%
     Europe & South Africa operations          -             45.2           272.0           226.8          119.93%
     Asia Pacific operations                   -             15.2           175.4           160.2          109.49%
     Corporate and Other                     2.1              0.2            (1.0)            0.9        (111.11)%
                                           -----         --------      ----------        --------
          Total                            $ 5.0         $  349.8      $  2,325.4        $1,980.6          117.41%
                                           =====         ========      ==========        ========        ========

2003
Life insurance in force                    $  75         $254,822      $1,252,161        $997,414          125.54%
Premiums
     U.S. operations                       $ 2.5         $  211.6      $  2,010.9        $1,801.8          111.61%
     Canada operations                         -             24.1           238.8           214.7          111.22%
     Europe & South Africa operations          -             21.5           385.7           364.2          105.90%
     Asia Pacific operations                   -             22.0           281.0           259.0          108.49%
     Corporate and Other                     1.5                -             2.0             3.5           57.14%
                                           -----         --------      ----------        --------        --------
          Total                            $ 4.0         $  279.2      $  2,918.4        $2,643.2          110.41%
                                           =====         ========      ==========        ========        ========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                  DECEMBER 31,
                                  (in millions)

                               Balance at      Charges to      Charged to Other
                              Beginning of     Costs and          Accounts-          Deductions-     Balance at End
       Description               Period         Expenses          Describe             Describe         of Period
--------------------------- --------------- ---------------- -------------------- ----------------- ----------------
2001
Mortgage loan
 valuation allowance             $ 0.2              -                -                   0.2              $   -
Allowance on income taxes        $ 6.2            7.5                -                     -              $13.7

2002
Allowance on income taxes        $13.7              -                -                   1.2              $12.5

2003
Allowance on income taxes        $12.5            0.5                -                     -              $13.0

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

                                     Reinsurance Group of America, Incorporated.

                                     By:  /s/ A. Greig Woodring
                                         -----------------------
                                         A. Greig Woodring
                                         President and Chief Executive Officer

                                         Date: March 11, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2004.

                  Signatures                                                    Title
-----------------------------------------------------             ----------------------------------
/s/ Stewart G. Nagler                 March 11, 2004 *            Chairman of the Board and Director
----------------------------------------------------
Stewart G. Nagler

/s/ A. Greig Woodring                 March 11, 2004              President, Chief Executive Officer,
----------------------------------------------------              and Director
A. Greig Woodring                                                 (Principal Executive Officer)

/s/ Leland C. Launer, Jr.             March 11, 2004 *            Director
----------------------------------------------------
Leland C. Launer, Jr.

/s/ Lisa M. Weber                     March 11, 2004 *            Director
----------------------------------------------------
Lisa M. Weber

/s/ J. Cliff Eason                    March 11, 2004 *            Director
----------------------------------------------------
J. Cliff Eason

/s/ Stuart I. Greenbaum               March 11, 2004 *            Director
----------------------------------------------------
Stuart I. Greenbaum

/s/ Alan C. Henderson                 March 11, 2004 *            Director
----------------------------------------------------
Alan C. Henderson

/s/ William A. Peck, M.D.             March 11, 2004  *           Director
----------------------------------------------------
William A. Peck, M.D.

/s/ Joseph A. Reali                   March 11, 2004  *           Director
----------------------------------------------------
Joseph A. Reali

/s/ Jack B. Lay                       March 11, 2004              Executive Vice President and Chief
----------------------------------------------------              Financial Officer (Principal Financial
Jack B. Lay                                                       and Accounting Officer)

By: /s/ Jack B. Lay                   March 11, 2004
----------------------------------------------------
        Jack B. Lay         Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
Number                                  Description
--------      ------------------------------------------------------------------
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

  2.4          Master Agreement by and between Allianz Life Insurance of North
               America and RGA Reinsurance Company, incorporated by reference to
               Exhibit 2.1 to Current Report on Form 8-K filed on October 9,
               2003 (file no. 1-11848)

  2.5          Life Coinsurance Retrocession Agreement by and between Allianz
               Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on October 9, 2003 (file no. 1-11848)

  3.1 Second Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Post-Effective Amendment No. 2 to the
               Registration Statements on Form S-3/A (File Nos. 333-55304,
               333-55304-01 and 333-55304-02), filed on September 6, 2001

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
               9, 2001, as amended (the "Original S-3")

Exhibit
Number                                  Description
--------      ------------------------------------------------------------------
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

  4.19 Registration Rights agreement dated as of November 4, 2003 between RGA, MetLife Inc., Metropolitan Life Insurance Company,
               Equity Intermediary Company, and General American

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

  10.7 RGA Reinsurance Management Incentive Plan, as amended and restated effective January 1, 2003 incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

Exhibit
Number                                  Description
--------      ------------------------------------------------------------------
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

  10.12        RGA Flexible Stock Plan as amended and restated effective July 1,
               1998*

  10.13        Amendment effective as of May 24, 2000 to the RGA Flexible Stock
               Plan, as amended and restated July 1, 1998*

  10.14        Second Amendment effective as of May 28, 2003 to the RGA Flexible
               Stock Plan, as amended and restated July 1, 1998*

  10.15 Form of Directors' Indemnification Agreement, incorporated by reference to Amendment No. 1 to Registration Statement on Form
               S-1 (No. 33-58960), filed on April 14, 1993, at the corresponding exhibit

  10.16 RGA Executive Performance Share Plan as amended and restated effective November 1, 1996, incorporated by reference to Form
               10-K for the year ended December 31, 1996 (No. 1-11848) filed on March 24, 1997, at the corresponding exhibit *

  10.17 RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy
               Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

  10.18        Restricted Stock Award to A. Greig Woodring dated January 28,
               1998, incorporated by reference to Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 1998 (No. 1-11848) filed on May
               14, 1998, at the corresponding exhibit *

  10.19        First Amended and Restated Credit Agreement dated as of May 23,
               2003 between RGA, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent, Bank of America, N.A. and Fleet National
               Bank, as Co-Syndication Agents, and Key Bank National
               Association, as Documentation Agent, incorporated by reference to
               Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2003
               (File No. 1-11848)

  10.20        Administrative Services Agreement, effective as of January 1,
               1997, by and between RGA Reinsurance and General American, incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K dated September 24, 2001 (File No. 1-11848), filed
               September 24, 2001

  21.1         Subsidiaries of RGA

  23.1         Consent of Deloitte & Touche LLP

  24.1         Powers of Attorney for Ms. Weber and Messrs. Eason, Greenbaum,
               Henderson, Launer, Nagler, Peck, and Reali

Exhibit
Number                                  Description
--------      ------------------------------------------------------------------
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