Form 10-Q
period 2004-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2004-05-07
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
    [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [X] NO ____

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 2004: 62,248,142
SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                PAGE
----                                                                ----
                  PART I - FINANCIAL INFORMATION

1     Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited)
      March 31, 2004 and December 31, 2003                              3

      Condensed Consolidated Statements of Income (Unaudited)
      Three months ended March 31, 2004 and 2003                        4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 2004 and 2003                        5

      Notes to Condensed Consolidated Financial
      Statements (Unaudited)                                         6-10

2     Management's Discussion and Analysis of
      Financial Condition and Results of Operations                 10-24

3     Quantitative and Qualitative Disclosures About Market Risk       24

4     Controls and Procedures                                          24

                   PART II - OTHER INFORMATION

1     Legal Proceedings                                                25

6     Exhibits and Reports on Form 8-K                                 25

      Signatures                                                       26

      Index to Exhibits                                                27

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                  March 31,     December 31,
                                                                                     2004           2003
                                                                                 ------------   ------------
                                                                                   (Dollars in thousands)
   ASSETS
Fixed maturity securities:
   Available-for-sale at fair value (amortized cost of $4,484,404 and
      $4,298,597 at March 31, 2004 and December 31, 2003, respectively)          $  4,854,473   $  4,575,735
Mortgage loans on real estate                                                         504,097        479,312
Policy loans                                                                          903,515        902,857
Funds withheld at interest                                                          2,862,082      2,717,278
Short-term investments                                                                 21,352         28,917
Other invested assets                                                                 206,348        179,320
                                                                                 ------------   ------------
      Total investments                                                             9,351,867      8,883,419
Cash and cash equivalents                                                             255,851         84,586
Accrued investment income                                                              63,272         47,961
Premiums receivable                                                                   445,185        412,413
Reinsurance ceded receivables                                                         397,269        463,557
Deferred policy acquisition costs                                                   1,844,639      1,757,096
Other reinsurance balances                                                            275,310        387,108
Other assets                                                                           71,669         77,234
                                                                                 ------------   ------------
      Total assets                                                               $ 12,705,062   $ 12,113,374
                                                                                 ============   ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                           $  3,570,768   $  3,550,156
Interest sensitive contract liabilities                                             4,321,488      4,170,591
Other policy claims and benefits                                                    1,209,619      1,091,038
Other reinsurance balances                                                            282,239        267,706
Deferred income taxes                                                                 486,501        438,973
Other liabilities                                                                     211,098         90,749
Long-term debt                                                                        404,115        398,146
Company-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures of the Company                 158,322        158,292
                                                                                 ------------   ------------
      Total liabilities                                                            10,644,150     10,165,651
Commitments and contingent liabilities                                                      -              -
Stockholders' Equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                         -              -
   Common stock (par value $.01 per share; 75,000,000 shares authorized,
      63,128,273 shares issued at March 31, 2004 and December 31, 2003)                   631            631
Warrants                                                                               66,915         66,915
Additional paid-in-capital                                                          1,043,256      1,042,444
Retained earnings                                                                     699,508        641,502
Accumulated other comprehensive income:
   Accumulated currency translation adjustment, net of income taxes                    48,112         53,601
   Unrealized appreciation of securities, net of income taxes                         228,123        170,658
                                                                                 ------------   ------------
      Total stockholders' equity before treasury stock                              2,086,545      1,975,751
Less treasury shares held of 883,067 and 967,927 at cost at
   March 31, 2004 and December 31, 2003, respectively                                 (25,633)       (28,028)
                                                                                 ------------   ------------
   Total stockholders' equity                                                       2,060,912      1,947,723
                                                                                 ------------   ------------
   Total liabilities and stockholders' equity                                    $ 12,705,062   $ 12,113,374
                                                                                 ============   ============

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                Three months ended March 31,
                                                                        ---------------------------------------------
                                                                               2004                       2003
                                                                        ------------------         ------------------
                                                                        (Dollars in thousands, except per share data)
REVENUES:
     Net premiums                                                       $          813,874         $          545,215
     Investment income, net of related expenses                                    133,560                    107,145
     Realized investment gains (losses), net                                        18,416                     (9,828)
     Change in value of embedded derivatives (net of amounts
       allocable to deferred acquisition costs of $4,200 in 2004)                   (2,678)                         -
     Other revenues                                                                 11,850                     11,017
                                                                        ------------------         ------------------
          Total revenues                                                           975,022                    653,549
BENEFITS AND EXPENSES:
     Claims and other policy benefits                                              647,054                    423,605
     Interest credited                                                              47,018                     40,796
     Policy acquisition costs and other insurance expenses
       (excluding $4,200 allocated to embedded derivatives in 2004)                143,068                    104,581
     Other operating expenses                                                       33,529                     25,755
     Interest expense                                                                9,538                      8,959
                                                                        ------------------         ------------------
          Total benefits and expenses                                              880,207                    603,696
          Income from continuing operations before
            income taxes                                                            94,815                     49,853
     Provision for income taxes                                                     31,821                     16,693
                                                                        ------------------         ------------------
          Income from continuing operations                                         62,994                     33,160
     Discontinued operations:
          Loss from discontinued accident and health
            operations, net of income taxes                                           (894)                      (418)
                                                                        ------------------         ------------------
          Income before cumulative effect of change in
            accounting principle                                                    62,100                     32,742
     Cumulative effect of change in accounting principle,
       net of income taxes                                                            (361)                         -
                                                                        ------------------         ------------------
          Net income                                                    $           61,739         $           32,742
                                                                        ==================         ==================

BASIC EARNINGS PER SHARE:
     Income from continuing operations                                  $             1.01         $             0.67
     Discontinued operations                                                         (0.01)                     (0.01)
     Cumulative effect of change in accounting principal                             (0.01)                         -
                                                                        ------------------         ------------------
     Net income                                                         $             0.99         $             0.66
                                                                        ==================         ==================

DILUTED EARNINGS PER SHARE:
     Income from continuing operations                                  $             1.00         $             0.67
     Discontinued operations                                                         (0.01)                     (0.01)
     Cumulative effect of change in accounting principal                             (0.01)                         -
                                                                        ------------------         ------------------
     Net income                                                         $             0.98         $             0.66
                                                                        ==================         ==================

DIVIDENDS DECLARED PER SHARE                                            $             0.06         $             0.06
                                                                        ==================         ==================

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    2004            2003
                                                                                ------------    ------------
                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $     61,739    $     32,742
     Adjustments to reconcile net income to net cash provided by operating activities:
          Change in:
               Accrued investment income                                             (15,266)        (20,078)
               Premiums receivable                                                   (30,878)        (61,001)
               Deferred policy acquisition costs                                     (81,010)        (71,237)
               Reinsurance ceded balances                                             66,288          29,237
               Future policy benefits, other policy claims and benefits, and
                 other reinsurance balances                                          263,242         175,377
               Deferred income taxes                                                  20,298          11,756
               Other assets and other liabilities, net                               125,769          37,487
          Amortization of net investment discounts and other                          (8,760)         (9,284)
          Realized investment (gains) losses, net                                    (18,416)          9,828
          Other, net                                                                  (7,193)         (3,755)
                                                                                ------------    ------------
Net cash provided by operating activities                                            375,813         131,072

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of fixed maturity securities-available for sale                           373,726         573,635
     Maturities of fixed maturity securities - available for sale                      8,152           4,910
     Purchases of fixed maturity securities - available for sale                    (555,250)       (708,315)
     Sales of mortgage loans                                                          13,927               -
     Cash invested in mortgage loans of real estate                                  (41,276)        (39,700)
     Cash invested in policy loans                                                      (658)             (3)
     Cash invested in funds withheld at interest                                     (29,165)        (23,786)
     Principal payments on mortgage loans on real estate                               4,367           2,651
     Change in short-term investments and other invested assets                      (16,182)        (13,992)
                                                                                ------------    ------------
Net cash used in investing activities                                               (242,359)       (204,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends to stockholders                                                        (3,733)         (2,967)
     Borrowings under credit agreements                                                4,600          16,331
     Exercise of stock options                                                         3,207           2,087
     Excess deposits on universal life and other
          investment type policies and contracts                                      32,905          90,231
                                                                                ------------    ------------
Net cash provided by financing activities                                             36,979         105,682
Effect of exchange rate changes                                                          832             917
                                                                                ------------    ------------
Change in cash and cash equivalents                                                  171,265          33,071
Cash and cash equivalents, beginning of period                                        84,586          88,101
                                                                                ------------    ------------
Cash and cash equivalents, end of period                                        $    255,851    $    121,172
                                                                                ============    ============
Supplementary disclosure of cash flow information:
     Amount of interest paid                                                    $      7,698    $      7,134
     Amount of income taxes paid                                                $     18,008    $      1,420

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K ("2003 Annual Report") filed with the Securities and Exchange Commission on March 12, 2004.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior period information to conform to the 2004 presentation.

Prior to January 1, 2003, the Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost was recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                    2004            2003
                                                                                ------------    ------------
Net income as reported                                                          $     61,739    $     32,742
  Add compensation expense included in net income, net of
  income taxes                                                                           534             418
  Deduct total fair value of compensation expense for all
  awards, net of income taxes                                                          1,156             907
                                                                                ------------    ------------
      Pro forma net income                                                      $     61,117    $     32,253
Net income per share:
  As reported - basic                                                           $       0.99    $       0.66
  Pro forma - basic                                                             $       0.98    $       0.65
  As reported - diluted                                                         $       0.98    $       0.66
  Pro forma - diluted                                                           $       0.97    $       0.65
                                                                                ============    ============

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):

                                                                                     THREE MONTHS ENDED
                                                                                 MARCH 31,        MARCH 31,
                                                                                    2004            2003
                                                                                ------------    ------------
Earnings:
  Income from continuing operations (numerator for basic
   and diluted calculations)                                                    $     62,994    $     33,160
Shares:
  Weighted average outstanding shares (denominator for
   basic calculation)                                                                 62,210          49,551
  Equivalent shares from outstanding stock options
   (denominator for diluted calculation)                                                 498             180
                                                                                ------------    ------------
  Denominator for diluted calculation                                                 62,708          49,731
Earnings per share:
  Basic                                                                         $       1.01    $       0.67
  Diluted                                                                       $       1.00    $       0.67
                                                                                ============    ============

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of equivalent shares also excludes the impact of outstanding performance contingent shares as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three-month period ended March 31, 2004, all outstanding stock options were included in the calculation of common equivalent shares, while approximately 0.1 million performance contingent shares were excluded from the calculation. For the three-month period ended March 31, 2003, approximately 2.1 million of antidilutive outstanding stock options were not included in the calculation of common equivalent shares. Diluted earnings per share exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of outstanding warrants to purchase Company common stock, as the Company could repurchase more shares than it could issue with the exercise proceeds. The warrants become dilutive once the Company's average stock price during a reporting period exceeds $39.98 per share.

3.    COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income for the three-month periods ended March 31, 2004 and 2003 (dollars in thousands):

                                                                                     THREE MONTHS ENDED
                                                                                 MARCH 31,        MARCH 31,
                                                                                    2004            2003
                                                                                ------------    ------------
Net income                                                                      $     61,739    $     32,742
Accumulated other comprehensive
 income (expense), net of income tax:
  Unrealized gains (losses), net of
   reclassification adjustment for gains
   (losses) included in net income.                                                   57,465         (15,743)

  Foreign currency items                                                              (5,489)          9,701
                                                                                ------------    ------------
    Comprehensive income                                                        $    113,715    $     26,700
                                                                                ============    ============

4.    SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the 2003 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Information related to total revenues and income (loss) from continuing operations before income taxes for each reportable segment are summarized below (dollars in thousands).

                                                       INCOME (LOSS) FROM CONTINUING
                               TOTAL REVENUES          OPERATIONS BEFORE INCOME TAXES
                        ----------------------------   ------------------------------
                        THREE MONTHS ENDED MARCH 31,    THREE MONTHS ENDED MARCH 31,
                          2004                2003      2004                   2003
                        --------            --------   -------                -------
U.S.                    $646,364            $450,806   $70,247                $42,638
Canada                    85,475              68,024    15,920                 10,627
Europe & South Africa    122,344              85,366     6,260                  2,409
Asia Pacific             108,256              44,950     6,797                  1,368
Corporate and Other       12,583               4,403   (4,409)                (7,189)
                        --------            --------   -------                -------
Total                   $975,022            $653,549   $94,815                $49,853
                        ========            ========   =======                =======

Europe & South Africa and Asia Pacific assets increased approximately 17.1% and 16.2%, respectively, from the amounts disclosed in Note 17 of the 2003 Annual Report, primarily due to the continued growth in these segments.

5.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of March 31, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $96.1 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that have indicated that they anticipate asserting claims in the future against the Company that are $8.4 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2003 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

As discussed in the Company's Form 10-K for the period ending December 31, 2003, certain regulations were pending relating to permanently disabled participants of the privatized pension plans administered by Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs"). Recently, the Argentine government enacted those regulations. The new regulations require permanently disabled AFJP plan participants to elect a programmed withdrawal or an annuity with respect to deferred disability claims at a time when the AFJP fund unit values are significantly inflated. The new regulations are expected to accelerate permanent disability payments from reinsurers; particularly with respect to plan participants that elect programmed withdrawal. The Company cannot predict the percentage of plan participants that will elect programmed withdrawal as opposed to an annuity. Also, as discussed in the Company's Form 10-K, the Company had placed the Argentine Government on notice of its intent to file an arbitration with respect to alleged violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). On March 24, 2004, RGA Reinsurance filed a request for arbitration of its dispute relating to these alleged violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At March 31, 2004, there were approximately $39.7 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. As of March 31, 2004, $292.3 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain credit facilities and reinsurance treaties, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $198.4 million as of March 31, 2004 and are reflected on the Company's consolidated balance sheet as future policy benefits. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2004, RGA's exposure related to credit facility guarantees was $54.5 million, the maximum potential amount under current facility terms.

6.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows:

                                                              March 31,
                                               ---------------------------------------
(in thousands)                                  Pension Benefits      Other Benefits
                                               ------------------   ------------------
                                                2004       2003       2004      2003
                                               -------   --------   --------   -------
DETERMINATION OF NET PERIODIC BENEFIT COST:
      Service cost                             $   442   $    368   $     94   $    78
      Interest cost                                316        263         91        76
      Expected rate of return on plan assets     (192)      (161)         --        --
      Amortization of prior service cost             9          8         --        --
      Amortization of prior actuarial loss          42         35         18        15
                                               -------   --------   --------   -------
Net periodic benefit cost                      $   617   $    513   $   203    $   169
                                               =======   ========   ========   =======

The Company expects to contribute $2.9 million in pension benefits and $0.1 million in other benefits during 2004. Employer contributions for the first quarter of 2004 are estimated to be approximately $9,000. Revised estimated employer contributions to be paid to fund the plan during 2004 include the contributions already made in 2004 (includes discretionary contributions as well as those required by funding regulations or laws).

7.    NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $361 thousand, net of income taxes.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extended the effective date of FIN 46 to the period ending March 31, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004 and is not required to consolidate any material interests in variable interest entities.

8.    SIGNIFICANT TRANSACTION

During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business assumed does not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction adds additional scale to the Company's U.S. traditional business, but does not significantly add to its client base since most of the underlying ceding companies are already clients. The Company has agreed to use commercially reasonable efforts to novate the underlying treaties from Allianz Life to RGA Reinsurance. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life. The profitability of the business is not dependent on novation. The transaction was effective retroactive to July 1, 2003.

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

We derive revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. We believe that industry trends have not materially changed from those discussed in our 2003 Annual Report. Further, critical accounting policies are substantially the same as those disclosed in our 2003 Annual Report.

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

Our U.S. operations provide traditional life, asset-intensive, and financial reinsurance products. Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of critical illness products. Asia Pacific operations provide primarily traditional life and critical illness reinsurance and, to a lesser extent, financial reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe and South Africa, in addition to other markets we are developing. Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, Argentine privatized pension business and the provision for income tax expense (benefit). Our discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss from continuing operations before income taxes.

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes for the first quarter of 2004 increased $45.0 million, or 90.2%, compared to the prior-year period, primarily due to higher revenue levels and net capital gains on investment transactions during the first quarter of 2004. This increase was a result of our large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life") completed in December 2003, as well as continued growth in life reinsurance premiums in all of our operating segments. Consolidated premiums from continuing operations increased $268.7 million, or 49.3%, during the first quarter of 2004 compared to 2003. The Allianz Life transaction represented $118.5 million of this increase. We expect the Allianz Life transaction to generate approximately $450 million to $500 million of premiums during 2004.

Consolidated investment income, net of related expenses, increased 24.7% during the first quarter of 2004, primarily due to a larger invested asset base. Invested assets as of March 31, 2004 totaled $9.4 billion, a 32.2% increase over March 31, 2003. While our invested asset base has grown significantly since March 31, 2003, the average yield earned on investments excluding funds withheld decreased from 6.67% during the first quarter of 2003 to 5.83% for the first quarter of 2004. The decrease in yield is primarily the result of a lower interest rate environment during 2003 and the first quarter of 2004. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate environment and changes in the mix of our underlying investments. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Effective tax rates on a consolidated basis for the first quarter of 2004 and 2003 were 33.6% and 33.5%, respectively.

Further discussion and analysis of the results for the first quarter of 2004 compared to the first quarter of 2003 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current-year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS)

                                                                           NON-TRADITIONAL
                                                                       ASSET-         FINANCIAL          TOTAL
                                                      TRADITIONAL    INTENSIVE       REINSURANCE          U.S.
                                                    -------------   ------------   ---------------   --------------
REVENUES:
  Net premiums                                      $     531,211   $      1,182   $            --   $      532,393
  Investment income, net of related expenses               54,053         45,467                43           99,563
  Realized investment gains, net                            7,558            144                --            7,702
  Change in value of embedded derivatives (net of
    amounts allocable to deferred acquisition
    costs of $4,200)                                           --        (2,678)                --          (2,678)
  Other revenues                                            1,334          1,670             6,380            9,384
                                                    -------------   ------------   ---------------   --------------
     Total revenues                                       594,156         45,785             6,423          646,364

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        430,891        (1,021)                --          429,870
  Interest credited                                        12,078         34,494                --           46,572
  Policy acquisition costs and other insurance
    expenses (excluding $4,200 allocated to
    embedded derivatives)                                  75,431          7,645             2,294           85,370
  Other operating expenses                                 11,724          1,159             1,422           14,305
                                                    -------------   ------------   ---------------   --------------
       Total benefits and expenses                        530,124         42,277             3,716          576,117

       Income before income taxes                   $      64,032   $      3,508   $         2,707   $       70,247
                                                    =============   ============   ===============   ==============

FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)

                                                                           NON-TRADITIONAL
                                                                       ASSET-         FINANCIAL          TOTAL
                                                      TRADITIONAL    INTENSIVE       REINSURANCE          U.S.
                                                    -------------   ------------   ---------------   --------------
REVENUES:
  Net premiums                                      $     368,807   $      1,098   $             -   $      369,905
  Investment income, net of related expenses               42,701         36,334                 -           79,035
  Realized investment losses, net                         (5,244)        (2,861)                 -          (8,105)
  Other revenues                                            1,813          1,247             6,911            9,971
                                                    -------------   ------------   ---------------   --------------
     Total revenues                                       408,077         35,818             6,911          450,806

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        293,726          1,619                 -          295,345
  Interest credited                                        15,319         25,141                 -           40,460
  Policy acquisition costs and other insurance
    expenses                                               50,805          8,028             2,520           61,353
  Other operating expenses                                  8,455          1,112             1,443           11,010
                                                    -------------   ------------   ---------------   --------------
       Total benefits and expenses                        368,305         35,900             3,963          408,168

       Income (loss) before income taxes            $      39,772   $       (82)   $         2,948   $       42,638
                                                    =============   ============   ===============   ==============

Income before income taxes for the U.S. Operations segment totaled $70.2 million for the first quarter of 2004, an increase of 64.8% from the comparable prior-year period, primarily due to higher revenue levels and net capital gains on investment transactions in the first quarter of 2004.

Traditional Reinsurance

The U.S. traditional reinsurance sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2004, this sub-segment added $44.2 billion face amount of new business compared to $26.6 billion for the same period in 2003. Total assumed in force, as measured by insurance face amount, totaled $922.4 billion, an increase of 63.7% over the total at March 31, 2003. The Allianz Life transaction contributed 50.7% of the increase for the comparable periods. Management believes life insurance industry consolidations and the trend towards reinsuring mortality risks should continue to provide opportunities for growth, although transactions the size of Allianz Life may or may not occur.

Income before income taxes for U.S. traditional reinsurance increased 61.0% in the first quarter of 2004. This increase was driven by growth in net premiums, including the Allianz transaction, and net realized investment gains of $7.6 million, somewhat offset by higher mortality experience during the first quarter of 2004 compared to the first quarter of 2003.

Net premiums for U.S. traditional reinsurance increased 44.0% in the first quarter of 2004, 32.1% of which related to the $118.5 million in net premiums from the Allianz Life transaction. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business also contributed to growth.

Net investment income increased 26.6% in the first quarter of 2004. The increase is due to growth in the invested asset base, primarily due to the Allianz Life transaction, increased cash flows from operating activities on traditional reinsurance, which was partially offset by lower yields, primarily as a result of a general decline in interest rates.

Loss ratios (claims and other policy benefits divided by net premiums) were 81.1% and 79.6% in the first quarter of 2004 and 2003, respectively. The increase in the loss ratio for the period is the result of somewhat higher claims experience for the first quarter in 2004 compared to favorable claims experience in the first quarter of 2003. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 14.2% for the first quarter of 2004 compared to 13.8% for the same period in 2003. These percentages are generally expected to fluctuate due to variations in the mixture of business being written.

Other operating expenses, as a percentage of net premiums, were 2.2% for the first quarter of 2004, compared to 2.3% for the same period in 2003. These percentages are generally expected to fluctuate slightly from period to period, but should remain fairly constant over the long term.

Asset-Intensive Reinsurance

The U.S. asset-intensive reinsurance sub-segment concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profit or losses primarily from the spread between the investment earnings and interest credited on the underlying deposit liabilities. Several of the coinsurance agreements are on a funds withheld at interest basis.

Income before income taxes for the first quarter of 2004 was $3.5 million compared to a loss of $82 thousand in the comparable prior-year period. Contributing to the increase for the quarter was an increase in realized investment gains of $3.0 million coupled with continued growth in the annuity business somewhat offset by the change in the fair value of embedded derivatives which resulted in a $2.7 million pre-tax loss for the current quarter. The average asset base supporting this segment grew from $2.7 billion in the first quarter of 2003 to $3.1 billion for the same quarter in 2004. The growth in the asset base was primarily driven by new business written on two existing annuity treaties. Invested assets outstanding as of March 31, 2004 and 2003 were $3.2 billion and $2.7 billion, of which $2.1 billion and $1.5 billion were funds withheld at interest, respectively.

Total revenues, which are comprised primarily of investment income, increased to $45.8 million in the first quarter of 2004 from $35.8 million for the comparable prior-year period. This growth in revenue is primarily the result of the increase in the average asset base for the comparable periods.

Total expenses, which are comprised primarily of interest credited, policy benefits and acquisition costs increased to $42.3 million for first quarter in 2004 compared to $35.9 million in comparable prior-year period. The growth in expenses can be attributed to the increase in interest credited, which is generally offset by the increase in investment income, both of which are the result of the growth in the asset base supporting this segment.

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

 Income before income taxes decreased to $2.7 million in the first quarter of 2004, from $2.9 million in the comparable prior-year period. The decline in income can be attributed to a slight decrease in the net fee earned on the financial reinsurance provided. At March 31, 2004 and 2003, financial reinsurance outstanding, as measured by pre-tax statutory surplus, was $1.3 billion and $1.2 billion, respectively.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned company. RGA Canada is a leading life reinsurer in Canada, assisting clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as non-guaranteed critical illness products.

FOR THE THREE MONTHS ENDED MARCH 31 (IN THOUSANDS)

                                                               2004            2003
                                                           ------------    ------------
REVENUES:
  Net premiums                                             $     60,148    $     48,586
  Investment income, net of related expenses                     23,980          19,766
  Realized investment gains (losses), net                         1,309            (263)
  Other revenues                                                     38             (65)
                                                           ------------    ------------
    Total revenues                                               85,475          68,024

BENEFITS AND EXPENSES:
  Claims and other policy benefits                               59,366          49,130
  Interest credited                                                 377             289
  Policy acquisition costs and other insurance expenses           7,083           5,593
  Other operating expenses                                        2,729           2,385
                                                           ------------    ------------
    Total benefits and expenses                                  69,555          57,397

    Income before income taxes                             $     15,920    $     10,627
                                                           ============    ============

Income before income taxes increased by $5.3 million or 49.8% in the first quarter of 2004. The increase in 2004 was the result of an increase of $1.6 million in realized investment gains as well as better than expected mortality experience in the current year. Additionally, a stronger Canadian dollar versus the U.S. dollar contributed $1.6 million, or 10.1%, to income before income taxes. Net premiums increased by $11.6 million or 23.8% in 2004. A stronger Canadian dollar during 2004 contributed $7.6 million, or 12.6%, to net premiums reported during 2004. Premium levels are significantly influenced by large transactions, mix of business, and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased 21.3% in 2004. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments. In 2004, the increase was due to an increase in the invested asset base and the strengthening of the foreign exchange rate, the latter of which had an effect of $2.8 million, or 11.7%. The invested asset base growth is due to operating cash flows on traditional reinsurance and interest on an increasing amount of funds withheld at interest related to one treaty.

For the first quarter of 2004, the loss ratio was 98.7% compared to 101.1% in 2003. The decreased percentage for the current quarter is primarily the result of better mortality experience compared to the prior-year quarter. Historical loss ratios for this segment have exceeded 100% primarily as a result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios and increase over time. The nature of level premium policies requires that the Company invest the amounts received in excess of mortality costs to fund claims in the later years. Claims and other policy benefits as a percentage of net premiums and investment income were 70.6% for 2004 compared to 71.9% in 2003. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.8% for 2004 compared to 11.5% in 2003. Policy acquisition costs and other insurance expenses as a percentage of net premiums varies from period to period primarily due to the mix of business in the segment.

EUROPE & SOUTH AFRICA OPERATIONS

This segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of accelerated critical illness coverage (pays on the earlier of death or diagnosis of a pre-defined critical illness). Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

FOR THE THREE MONTHS ENDED MARCH 31 (IN THOUSANDS)

                                                               2004            2003
                                                           ------------    ------------
REVENUES:
  Net premiums                                             $    117,203    $     83,877
  Investment income, net of related expenses                      1,544             840
  Realized investment gains, net                                  3,159             825
  Other revenues                                                    438            (176)
                                                           ------------    ------------
    Total revenues                                              122,344          85,366

BENEFITS AND EXPENSES:
  Claims and other policy benefits                               81,997          53,783
  Policy acquisition costs and other insurance expenses          29,031          25,534
  Other operating expenses                                        4,682           3,440
  Interest expense                                                  374             200
                                                           ------------    ------------
    Total benefits and expenses                                 116,084          82,957

    Income before income taxes                             $      6,260    $      2,409
                                                           ============    ============

Income before income taxes during the first quarter of 2004 compared to 2003 increased 159.9% from $2.4 million to $6.3 million, driven by a 39.7% growth in premiums and a higher level of realized gains on investment transactions. In addition, strengthening foreign currencies contributed $0.6 million to income before income taxes for the first quarter over the same period in 2003.

The 39.7% growth in net premiums for the quarter was primarily due to new business from existing treaties and from new treaties, combined with favorable currency exchange rates. Several foreign currencies, particularly the British pound, the euro, and the South African rand, strengthened against the U.S. dollar in 2004 versus the same period in 2003. The effect of the strengthening of the local currencies was an increase in 2004 premiums of $17.4 million over 2003. Also, a portion of the growth of premiums was due to reinsurance of accelerated critical illness. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums associated with this coverage totaled $45.6 million for the three months ended March 31, 2004 compared with $38.6 million for the same period in 2003. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased by $0.7 million in the first quarter of 2004 due to growth in the investment assets in the UK and South Africa, growth in the allocated invested asset base, and favorable exchange rates. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios were 70.0% and 64.1% in the first quarter of 2004 and 2003, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 24.8% and 30.4% in the first quarter of 2004 and 2003, respectively. These percentages fluctuate due to variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first year premiums, represent a greater percentage of the total premiums. Accordingly, the ratio of allowances to premiums declines.

Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the United Kingdom are typically higher than those experienced in the Company's other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management's estimates, the Company may record a charge to income, due to a reduction in deferred acquisition costs and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits.

Other operating expenses increased 36.1% in the first quarter of 2004. The increase in other operating expenses is due to an increase in costs associated with maintaining and supporting the significant increase in business over the past year. As a percentage of premiums, other operating expenses decreased slightly to 4.0% in the first quarter 2004 from 4.1% in the first quarter 2003. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

The Asia Pacific segment writes business primarily in Australia, Hong Kong, Japan, Malaysia, New Zealand, South Korea and Taiwan. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. The Company operates multiple offices throughout each region to best meet the needs of the local client companies.

FOR THE THREE MONTHS ENDED MARCH 31 (IN THOUSANDS)

                                                               2004            2003
                                                           ------------    ------------
REVENUES:
  Net premiums                                             $    103,539    $     42,410
  Investment income, net of related expenses                      3,735           2,727
  Realized investment gains (losses), net                           347            (387)
  Other revenues                                                    635             200
                                                           ------------    ------------
    Total revenues                                              108,256          44,950

BENEFITS AND EXPENSES:
  Claims and other policy benefits                               74,845          27,264
  Policy acquisition costs and other insurance expenses          21,530          11,522
  Other operating expenses                                        4,742           4,527
  Interest expense                                                  342             269
                                                           ------------    ------------
    Total benefits and expenses                                 101,459          43,582

    Income before income taxes                             $      6,797    $      1,368
                                                           ============    ============

Income before income taxes during the first quarter of 2004 increased from $1.4 million to $6.8 million, driven by a 144.1% growth in net premiums from $42.4 million to $103.5 million. The percentage growth in net premiums in comparable quarters is not indicative of the percentages we expect for the year ending December 31, 2004. In addition to strong premium growth, strengthening foreign currencies contributed $0.6 million to income before income taxes for the first quarter of 2004.

The growth in net premiums for the quarter in the Asia Pacific segment was generated by new business premiums from facultative and automatic treaties and renewal premiums from existing treaties, including premiums associated with accelerated critical illness coverage. The growth has also been aided by favorable exchange rates, with several of the local currencies strengthening significantly against the U.S. dollar. Stronger local currencies contributed approximately $14.0 million, or 13.5%, to net premiums for the first quarter of 2004. Premiums earned during the first quarter associated with critical illness coverage totaled $8.4 million compared to $2.6 million in the prior-year period. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased to $3.7 million in the first quarter of 2004 due to an increase in allocated assets supporting the growth in the overall business. Investment income and realized investment gains and losses are allocated to the operating segments on the basis of capital required to support underlying business and investment performance varies with the composition of investments and the relative allocation of capital to units.

Loss ratios in Asia Pacific increased from 64.3% for the first quarter of 2003 to 72.3% for 2004. This ratio will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured, and the relative maturity of the business. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 20.8% in the first quarter of 2004 compared to 27.2% in the first quarter of 2003. These percentages fluctuate due to the timing of client company reporting and variations in the type of business being written, along with the mix of new and renewal business.

Other operating expenses for the quarter declined from 10.7% of premiums in 2003 to 4.6% in 2004. If the segment continues to grow in terms of net premiums, as expected, the burden of start-up expenses and expansion costs should be alleviated in future periods. Interest expense increased in 2004 over 2003 due to higher interest rates, an increase in debt levels in Australia to support the growth in operations, and the effect of foreign exchange rates increasing against the U.S. dollar over the prior year.

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

FOR THE THREE MONTHS ENDED MARCH 31 (IN THOUSANDS)

                                                               2004            2003
                                                           ------------    ------------
REVENUES:
  Net premiums                                             $        591    $        437
  Investment income, net of related expenses                      4,738           4,777
  Realized investment gains (losses), net                         5,899          (1,898)
  Other revenues                                                  1,355           1,087
                                                           ------------    ------------
    Total revenues                                               12,583           4,403

BENEFITS AND EXPENSES:
  Claims and other policy benefits                                  976          (1,917)
  Interest credited                                                  69              47
  Policy acquisition costs and other insurance expenses              54             579
  Other operating expenses                                        7,071           4,393
  Interest expense                                                8,822           8,490
                                                           ------------    ------------
    Total benefits and expenses                                  16,992          11,592
    Loss before income taxes                               $     (4,409)   $     (7,189)
                                                           ============    ============

Loss before income taxes decreased 38.7% during the first quarter of 2004 primarily due to a $7.8 million increase in realized investment gains, offset in part by a $2.9 million increase in claims and other policy benefits and a $2.7 million increase in other operating expenses. The increase in claims and other policy benefits related to the Company's Argentine privatized pension business, which reported negative claims and other policy benefits in the prior-year period as a result of foreign currency gains on its Argentine peso business. Other operating expenses increased primarily due to higher compensation related expenses.

As discussed in the Company's Form 10-K for the period ending December 31, 2003, certain regulations were pending relating to permanently disabled participants of the privatized pension plans administered by Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs"). Recently, the Argentine government enacted those regulations. The new regulations require permanently disabled AFJP plan participants to elect a programmed withdrawal or an annuity with respect to deferred disability claims at a time when the AFJP fund unit values are significantly inflated. The new regulations are expected to accelerate permanent disability payments from reinsurers; particularly with respect to plan participants that elect programmed withdrawal. The Company cannot predict the percentage of plan participants that will elect programmed withdrawal as opposed to an annuity. Also, as discussed in the Company's Form 10-K, the Company had placed the Argentine Government on notice of its intent to file an arbitration with respect to alleged violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14,

1991 (the "Treaty"). On March 24, 2004, RGA Reinsurance filed a request for arbitration of its dispute relating to these alleged violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $0.9 million for the first quarter of 2004 compared to a loss, net of taxes, of $0.4 million for the first quarter of 2003. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its senior indebtedness and junior subordinated notes (See Notes 15, "Long-Term Debt," and 16, "Issuance of Trust Piers Units," in the 2003 Annual Report), and repurchases of RGA common stock under a plan approved by the board of directors. In 2001, the Company's board of directors approved a repurchase program authorizing RGA to purchase up to $50.0 million of its shares of stock. RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million during 2002. The Company has not purchased any of its shares since 2002 and has no plans to purchase additional shares at this time. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

Cash Flows

The Company's net cash flows from operating activities for the periods ended March 31, 2004 and 2003 were $375.8 million and $131.1 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a high quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and generally can be easily sold to meet the Company's obligations, if necessary.

Net cash used in investing activities was $242.4 million and $204.6 million in 2004 and 2003, respectively. Changes in cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities.

Net cash provided by financing activities was $37.0 million and $105.7 million in 2004 and 2003, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts.

Debt and Preferred Securities

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of March 31, 2004, the Company had $404.1 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company's U.S. credit facility expires in May 2006 and has a total capacity of $175.0 million. The Company generally may not pay dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of March 31, 2004, the Company had $50.0 million outstanding under this facility and the average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.06%. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.

Statutory Dividend Limitations

The ability of the Company to make principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At March 31, 2004, Reinsurance Company of Missouri, Incorporated ("RCM") and RGA Canada had statutory capital and surplus of $819.2 million and $237.4 million, respectively. RCM's primary asset is its investment in RGA Reinsurance Company, the Company's principal operating subsidiary based in Missouri. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

Future Liquidity and Capital Needs

During the first quarter of 2004, RGA Reinsurance Company became a member of the Federal Home Loan Bank of Des Moines ("FHLB"). One of the benefits of being a member is the ability to borrow money on short notice by pledging investments. As of March 31, 2004, the Company had no outstanding borrowing from or assets pledged to the FHLB. Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the plan approved by the board of directors, and to meet its other obligations.

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

INVESTMENTS

The Company had total cash and invested assets of $9.6 billion and $7.2 billion at March 31, 2004 and 2003, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. The RGA Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.83% through March 31, 2004, compared with 6.67% through March 31, 2003. See "Note 5
- INVESTMENTS" in the Notes to Consolidated Financial Statements of the 2003 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage and asset-backed securities. As of March 31, 2004, approximately 98.0% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 60.4% and 59.1% of fixed maturity securities as of March 31, 2004 and 2003, respectively. These corporate securities had an average Standard and Poor's ("S&P") rating of A+ at March 31, 2004.

Within the fixed maturity security portfolio, the Company holds approximately $75.4 million in asset-backed securities at March 31, 2004, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities with an other-than-temporary impairment in value are written down to fair value. The Company recorded other-than-temporary write-downs of $0.1 million and $8.8 million during the first quarter of 2004 and 2003, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings and deterioration in collateral value supporting certain asset-backed securities. During 2004, the Company sold fixed maturity securities with a fair value of $18.2 million at a net loss of $0.3 million.

The following table presents the total gross unrealized losses for 216 fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                                  At March 31, 2004
                                                           -------------------------------
                                                           Gross Unrealized
                                                             Losses             % of Total
                                                           ----------------     ----------
Less than 20%                                              $          9,177            100%
20% or more for less than six months                                      -              -%
20% or more for six months or greater                                     -              -%
                                                           ----------------     ----------
     Total                                                 $          9,177            100%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions.

All gross unrealized losses have been outstanding less than 12 months. The following table presents the fair value and total gross unrealized losses for 216 fixed maturity securities as of March 31, 2004, by class of security, and broken out between investment and non-investment grade investments (in thousands):

                                                                              Gross
                                                                            Unrealized
                                                            Fair Value        Losses
                                                           ------------    ------------
Investment grade securities:
   Commercial and industrial                               $    179,659    $      3,930
   Public utilities                                              48,481           1,106
   Asset-backed securities                                        7,422             226
   Canadian and Canadian provincial governments                  17,475             736
   Mortgage-backed securities                                    11,309             195
   Finance                                                       54,811           1,393
   U.S. government and agencies                                  46,462             313
   Foreign governments                                           89,169           1,187
                                                           ------------    ------------
       Investment grade securities                         $    454,788    $      9,086
                                                           ============    ============

                                                                              Gross
                                                                            Unrealized
                                                            Fair Value        Losses
                                                           ------------    ------------
Non-investment grade securities:
   Commercial and industrial                               $        153    $          1
   Asset-backed securities                                          900              90
                                                           ------------    ------------
      Non-investment grade securities                             1,053              91
                                                           ------------    ------------
            Total                                          $    455,841    $      9,177
                                                           ============    ============

The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of March 31, 2004. Additionally, 99.0% of the gross unrealized losses are associated with investment grade securities.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Substantially all mortgage loans are performing and no valuation allowance has been established as of March 31, 2004.

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

Funds withheld at interest comprised approximately 30.6% of the Company's investments as of March 31, 2004 and December 31, 2003. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A".

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2004 from that disclosed in the 2003 Annual Report.

NEW ACCOUNTING STANDARDS

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $361 thousand, net of income taxes.

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," which requires the consolidation by a business enterprise of variable interest entities if the business enterprise is the primary beneficiary. FIN 46 was effective January 31, 2003, for the Company with respect to interests in variable interest entities obtained after that date. With respect to interests in variable interest entities existing prior to February 1, 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), which extended the effective date of FIN 46 to the period ending March 31, 2004. The Company adopted the provisions of FIN 46 as of March 31, 2004 and is not required to consolidate any material interests in variable interest entities.

FORWARD-LOOKING  AND CAUTIONARY STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others, statements relating to projections of the earnings, revenues, income or loss, future financial performance and growth potential of Reinsurance Group of America, Incorporated and its subsidiaries (referred to in the following paragraphs as "we," "us" or "our"). The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance and achievements could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

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

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of March 31, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $96.1 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that have indicated that they anticipate asserting claims in the future against the Company that are $8.4 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2003 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)   See index to exhibits.

(b) The following report on Form 8-K was filed with the Securities and Exchange Commission during the quarter ended March 31, 2004:

      On January 29, 2004, the Company filed a Current Report on Form 8-K furnishing under Items 9 and 12 a press release discussing results of operations for the three months ended December 31, 2003. The press release was attached thereto as Exhibit 99.1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Reinsurance Group of America, Incorporated

                                      By: /s/ A. Greig Woodring May 7, 2004
                                          --------------------------------------
                                                  A. Greig Woodring
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ Jack B. Lay May 7, 2004
                                          --------------------------------------
                                                         Jack B. Lay
                                      Executive Vice President & Chief Financial
                                      Officer
                                      (Principal Financial and Accounting
                                      Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                  Description
-------   ----------------------------------------------------------------------
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

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002