Form 10-Q
period 2004-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2004-08-06
CIK 898174

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 2004: 62,324,740 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                         PART I - FINANCIAL INFORMATION

1    Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited)
     June 30, 2004 and December 31, 2003                                       3

     Condensed Consolidated Statements of Income (Unaudited)
     Three and six months ended June 30, 2004 and 2003                         4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six months ended June 30, 2004 and 2003                                   5

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                                 6-10

2    Management's Discussion and Analysis of
     Financial Condition and Results of Operations                         11-26

3    Quantitative and Qualitative Disclosures About Market Risk               26

4    Controls and Procedures                                                  26

                           PART II - OTHER INFORMATION

1    Legal Proceedings                                                        27

2    Unregistered Sales of Equity Securities and Use of Proceeds              27

4    Submission of Matters to a Vote of Security Holders                      27

6    Exhibits and Reports on Form 8-K                                         28

     Signatures                                                               29

     Index to Exhibits                                                        30

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                        June 30,     December 31,
                                                                                         2004           2003
                                                                                     -------------  --------------
                                                                                        (Dollars in thousands)
        ASSETS
Fixed maturity securities:
    Available-for-sale at fair value (amortized cost of $4,538,843 and
      $4,298,597 at June 30, 2004 and December 31, 2003, respectively)               $  4,666,875   $   4,575,735
Mortgage loans on real estate                                                             541,447         479,312
Policy loans                                                                              901,098         902,857
Funds withheld at interest                                                              3,023,702       2,717,278
Short-term investments                                                                      7,529          28,917
Other invested assets                                                                     234,905         179,320
                                                                                     ------------   -------------
        Total investments                                                               9,375,556       8,883,419
Cash and cash equivalents                                                                 127,316          84,586
Accrued investment income                                                                  72,274          47,961
Premiums receivable                                                                       324,534         412,413
Reinsuranceceded receivables                                                              382,497         463,557
Deferred policy acquisition costs                                                       1,954,256       1,757,096
Other reinsurance balances                                                                191,358         387,108
Other assets                                                                               81,187          77,234
                                                                                     ------------   -------------
        Total assets                                                                 $ 12,508,978   $  12,113,374
                                                                                     ============   =============
        LIABILITIES AND STOCK HOLDERS' EQUITY
Future policy benefits                                                               $  3,601,357   $   3,550,156
Interest sensitive contract liabilities                                                 4,514,911       4,170,591
Other policy claims and benefits                                                        1,192,997       1,091,038
Other reinsurance balances                                                                185,880         267,706
Deferred income taxes                                                                     428,636         438,973
Other liabilities                                                                          70,204          90,749
Short-term debt                                                                            27,304               -
Long-term debt                                                                            374,101         398,146
Company-obligated mandatorily redee mable preferred securities of subsidiary
    trust holding solely junior subordinated debentures of the Company                    158,353         158,292
                                                                                     ------------   -------------
        Total liabilities                                                              10,553,743      10,165,651
Commitments and contingent liabilities                                                          -               -
Stockholders' Equity:
    Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
        shares issued or outstanding)                                                          -               -
    Common stock (par value $.01 per share; 140,000,000 and 75,000,000 shares authorized, respectively; 63,128,273 shares issued at
        June 30, 2004 and December 31, 2003)                                                  631             631
Warrants                                                                                   66,915          66,915
Additional paid-in-capital                                                              1,044,228       1,042,444
Retained earnings                                                                         761,110         641,502
Accumulated other comprehensive income:
    Accumulated currency translation adjustment, net of income taxes                       30,825          53,601
    Unrealized appreciation of securities, net of income taxes                             75,158         170,658
                                                                                     ------------   -------------
        Total stockholders' equity before treasury stock                                1,978,867       1,975,751
Less treasury shares held of 818,833 and 967,927 at cost at
    June 30, 2004 and December 31, 2003, respectively                                     (23,632)        (28,028)
                                                                                     ------------   -------------
    Total stockholders' equity                                                          1,955,235       1,947,723
                                                                                     ------------   -------------
    Total liabilities and stockholders' equity                                       $ 12,508,978   $  12,113,374
                                                                                     ============   =============


           See accompanying notes to condensed consolidated financial statements (unaudited).

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three months ended June 30,    Six months ended June 30,
                                                            ----------------------------   --------------------------
                                                                2004            2003           2004          2003
                                                            --------------   -----------   -----------   ------------
                                                                  (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                             $      797,308   $   582,561   $ 1,611,182   $  1,127,776
   Investment income, net of related expenses                      134,185       115,936       267,745        223,081
   Realized investment gains (losses), net                          12,691         4,044        31,107         (5,784)
   Change in value of embedded derivatives                          17,472             -        18,994              -
   Other revenues                                                   14,759        11,834        26,609         22,851
                                                            --------------   -----------   -----------   ------------
           Total revenues                                          976,415       714,375     1,955,637      1,367,924
BENEFITS AND EXPENSES:
   Claims and other policy benefits                                634,802       452,632     1,281,856        876,237
   Interest credited                                                44,332        43,867        91,350         84,663
   Policy acquisition costs and other insurance expenses           134,157       114,988       277,225        219,569
   Change in deferred acquisition costs associated with
       change in value of embedded derivatives                      13,293             -        17,493              -
   Other operating expenses                                         34,896        26,837        68,425         52,592
   Interest expense                                                  9,542         9,042        19,080         18,001
                                                            --------------   -----------   -----------   ------------
           Total benefits and expenses                             871,022       647,366     1,755,429      1,251,062
           Income from continuing operations before
               income taxes                                        105,393        67,009       200,208        116,862
   Provision for income taxes                                       37,003        23,423        68,824         40,116
                                                            --------------   -----------   -----------   ------------
           Income from continuing operations                        68,390        43,586       131,384         76,746
   Discontinued operations:
           Loss from discontinued accident and health
               operations, net of income taxes                      (3,053)       (1,027)       (3,947)        (1,445)
                                                            --------------   -----------   -----------   ------------
           Income before cumulative effect of change in
               accounting principle                                 65,337        42,559       127,437         75,301
   Cumulative effect of change in accounting principle,
      net of income taxes                                                -             -          (361)             -
                                                            --------------   -----------   -----------   ------------
               Net income                                   $       65,337   $    42,559   $   127,076   $     75,301
                                                            ==============   ===========   ===========   ============

BASIC EARNINGS PER SHARE:
   Income from continuing operations                        $         1.10   $      0.88   $      2.11   $       1.55
   Discontinued operations                                           (0.05)        (0.02)        (0.06)         (0.03)
   Cumulative effect of change in accounting principal                   -             -         (0.01)             -
                                                            --------------   -----------   -----------   ------------
   Net income                                               $         1.05   $      0.86   $      2.04   $       1.52
                                                            ==============   ===========   ===========   ============

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                        $         1.09   $      0.87   $      2.09   $       1.54
   Discontinued operations                                           (0.05)        (0.02)        (0.06)         (0.03)
   Cumulative effect of change in accounting principal                   -             -             -              -
                                                            --------------   -----------   -----------   ------------
   Net income                                               $         1.04   $      0.85   $      2.03   $       1.51
                                                            ==============   ===========   ===========   ============

DIVIDENDS DECLARED PER SHARE                                $         0.06   $      0.06   $      0.12   $       0.12
                                                            ==============   ===========   ===========   ============

           See accompanying notes to condensed consolidated financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                             Six months ended
                                                                                                June 30,
                                                                                      -----------------------------
                                                                                           2004            2003
                                                                                      -------------   -------------
                                                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $     127,076   $      75,301
  Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
          Accrued investment income                                                         (24,484)        (30,692)
          Premiums receivable                                                                90,216         (73,708)
          Deferred policy acquisition costs                                                (190,057)       (152,201)
          Reinsuranceceded balances                                                          81,060          42,420
          Future policy benefits, other policy claims and benefits, and
          other reinsurance balances                                                        297,197         274,103
          Deferred income taxes                                                              55,396          36,430
          Other assets and other liabilities, net                                           (24,604)         29,585
      Amortization of net investment discounts and other                                    (17,153)        (20,929)
      Realized investment (gains) losses, net                                               (31,107)          5,784
      Other, net                                                                            (11,448)        (14,056)
                                                                                      -------------   -------------
Net cash provided by operating activities                                                   352,092         172,037

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales of fixed maturity securities-available for sale                                     668,201         983,370
  Maturities of fixed maturity securities - available for sale                               10,749          17,022
  Purchases of fixed maturity securities - available for sale                              (919,319)     (1,111,533)
  Sales of mortgage loans                                                                    13,927               -
  Cash invested in mortgage loans of real estate                                            (86,072)       (139,204)
  Cash invested in policy loans                                                              (2,381)         (1,812)
  Cash invested in funds withheld at interest                                               (24,549)        (35,888)
  Principal payments on mortgage loans on real estate                                        12,041           6,607
  Principal payments on policy loans                                                          4,140               -
  Change in short-term investments and other invested assets                                (43,155)        (30,820)
                                                                                      -------------   -------------
Net cash used in investing activities                                                      (366,418)       (312,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends to stockholders                                                                  (7,468)         (5,951)
  Borrowings under credit agreements                                                          4,600          46,618
  Exercise of stock options                                                                   6,181           5,550
  Excess deposits on universal life and other
          investment type policies and contracts                                             54,263         160,229
                                                                                      -------------   -------------
Net cash provided by financing activities                                                    57,576         206,446
Effect of ex change rate changes                                                               (520)          3,956
                                                                                      -------------   -------------
Change in cash and cash equivalents                                                          42,730          70,181
Cash and cash equivalents, beginning of period                                               84,586          88,101
                                                                                      -------------   -------------
Cash and cash equivalents, end of period                                              $     127,316   $     158,282
                                                                                      =============   =============
Supplementary disclosure of cash flow information:
  Interest paid                                                                       $      18,915   $      14,468
  Income taxes paid                                                                   $      24,686   $       4,177

           See accompanying notes to condensed consolidated financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K ("2003 Annual Report") filed with the Securities and Exchange Commission on March 12, 2004.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the 2004 presentation.

Prior to January 1, 2003, the Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost was recognized for its stock options in the financial statements. For issuances under employee stock plans after January 1, 2003, the Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 when recording its compensation expense. Had the Company determined compensation cost based on the fair value at the grant date for all stock option grants under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
(in thousands)                                    2004       2003      2004       2003
                                                ----------------------------------------
Net income as reported                          $65,337    $42,559   $127,076    $75,301
  Add compensation expense included in net
  income, net of income taxes                       653        272      1,188        543

  Deduct total fair value of compensation
  expense for all awards, net of income taxes    (1,115)      (942)    (2,271)    (1,895)
                                                -------    -------   --------    -------
      Pro forma net income                      $64,875    $41,889   $125,993    $73,949
Net income per share:
  As reported - basic                           $  1.05    $  0.86   $   2.04    $  1.52
  Pro forma - basic                             $  1.04    $  0.84   $   2.02    $  1.49
  As reported - diluted                         $  1.04    $  0.85   $   2.03    $  1.51
  Pro forma - diluted                           $  1.03    $  0.84   $   2.01    $  1.48
                                                -------    -------   --------    -------

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands except per share information):

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                     2004      2003       2004       2003
                                                   ----------------------------------------
Earnings:
  Income from continuing operations (numerator
   for basic and diluted calculations)
                                                   $ 68,390   $43,586    $131,384   $76,746
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)               62,275    49,741      62,243    49,646
  Equivalent shares from outstanding stock
   options                                              480       222         480       188
                                                   --------   -------    --------   -------
  Denominator for diluted calculation                62,755    49,963      62,723    49,834
Earnings per share:
  Basic                                            $   1.10   $  0.88    $   2.11   $  1.55
  Diluted                                          $   1.09   $  0.87    $   2.09   $  1.54
                                                   ========   =======    ========   =======

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of equivalent shares also excludes the impact of outstanding performance contingent shares as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three- and six-month periods ended June 30, 2004, all outstanding stock options were included in the calculation of common equivalent shares, while approximately 0.1 million performance contingent shares were excluded from the calculation. For the three and six month periods ended June 30, 2003, approximately 1.4 million of antidilutive outstanding stock options were not included in the calculation of common equivalent shares. Diluted earnings per share exclude the antidilutive effect of 5.6 million shares that would be issued upon exercise of outstanding warrants to purchase Company common stock, as the Company could repurchase more shares than it could issue with the exercise proceeds. The warrants become dilutive once the Company's average stock price during a reporting period exceeds $39.98 per share.

3. COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (loss) for the three- and six-month periods ended June 30, 2004 and 2003 (dollars in thousands):

                                            ---------------------------------------------------------------
                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                            JUNE 30, 2004   JUNE 30, 2003     JUNE 30, 2004   JUNE 30, 2003
                                            ---------------------------------------------------------------
Net income                                    $  65,337       $  42,559        $ 127,076        $  75,301
Accumulated other comprehensive
 income (expense), net of income tax:
  Unrealized gains (losses), net of
    reclassification adjustment for
    gains (losses) included in net income      (152,965)        121,683          (95,500)         105,939
  Foreign currency items                        (17,287)         26,173          (22,776)          35,874
                                              ---------       ---------        ---------        ---------

    Comprehensive income (loss)               $(104,915)      $ 190,415        $   8,800        $ 217,114
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

                                           ---------------------------------------------------------------
                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           JUNE 30, 2004    JUNE 30, 2003   JUNE 30, 2004    JUNE 30, 2003
                                           ---------------------------------------------------------------
REVENUES
  U.S                                       $   662,969       $ 476,506      $ 1,313,533      $   927,312
  Canada                                         92,167          77,175          177,642          145,199
  Europe & South Africa                         121,337          84,411          243,681          169,777
  Asia Pacific                                   90,008          69,162          198,264          114,112
  Corporate & Other                               9,934           7,121           22,517           11,524
                                            -----------       ---------      -----------      -----------
     Total                                  $   976,415       $ 714,375      $ 1,955,637      $ 1,367,924
                                            ===========       =========      ===========      ===========

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES
  U.S                                       $    75,810       $  55,761      $   146,057      $    98,399
  Canada                                         21,211          13,429           37,131           24,056
  Europe & South Africa                          11,829           3,902           18,089            6,311
  Asia Pacific                                    4,694           4,527           11,491            5,895
  Corporate & Other                              (8,151)        (10,610)         (12,560)         (17,799)
                                            -----------       ---------      -----------      -----------
     Total                                  $   105,393       $  67,009      $   200,208      $   116,862
                                            ===========       =========      ===========      ===========

Europe & South Africa and Asia Pacific assets increased approximately $100.9 million, or 20.9%, and $119.8 million, or 29.0%, respectively, from the amounts disclosed in Note 17 of the 2003 Annual Report, primarily due to the continued growth in these segments.

5. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of June 30, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $91.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that have indicated that they anticipate asserting claims in the future against the Company that are $16.6 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2003 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

As discussed in the Company's 2003 Annual Report, certain regulations were pending relating to permanently disabled participants of the privatized pension plans administered by Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs"). Recently, the Argentine government enacted those regulations. The new regulations require permanently disabled AFJP plan participants to elect a programmed withdrawal or an annuity with respect to deferred disability claims at a time when the AFJP fund unit values are significantly inflated. The new regulations are expected to accelerate permanent disability payments from reinsurers; particularly with respect to plan participants that elect programmed withdrawal. The Company cannot predict the percentage of plan participants that will elect programmed withdrawal as opposed to an annuity. Also, as discussed in the Company's 2003 Annual Report, the Company had placed the Argentine Government on notice of its intent to file an arbitration with respect to alleged violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). On March 24, 2004, RGA Reinsurance filed a request for arbitration of its dispute relating to these alleged violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At June 30, 2004, there were approximately $38.7 million of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. As of June 30, 2004, $280.6 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain credit facilities and reinsurance treaties, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $242.1 million as of June 30, 2004 and are reflected on the Company's consolidated balance sheet as future policy benefits. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2004, RGA's exposure related to credit facility guarantees was $51.8 million, the maximum potential amount under current facility terms.

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows:

                                              ------------------------------------------------------
                                                 PENSION BENEFITS                  OTHER BENEFITS
                                                FOR THE SIX MONTHS               FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                   ENDED JUNE 30,
(in thousands)                                  2004           2003            2004            2003
                                              ------------------------------------------------------
DETERMINATION OF NET PERIODIC BENEFIT COST:
      Service cost                            $    884       $    737         $ 188          $   157
      Interest cost                                631            526           182              152
      Expected return on plan assets              (386)          (322)           --               --
      Amortization of prior service cost            18             15            --               --
      Amortization of prior actuarial loss          85             71            36               30
                                              --------       --------         -----          -------
Net periodic benefit cost                     $  1,232       $  1,027         $ 406          $   339
                                              ========       ========         =====          =======

The Company paid $2.9 million in pension contributions during the second quarter of 2004 and expects this to be the only contribution for the year.

7. NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in December 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-1 were effective December 31, 2003. The accounting guidance of EITF 03-1 will be effective in the third quarter of 2004 and is not expected to have a material impact on the Company's consolidated financial statements.

In March 2004, the EITF reached consensuses on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

In March 2004, the EITF reached consensus on Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, which will be effective in the third quarter of 2004, is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

8. SIGNIFICANT TRANSACTION

During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business assumed does not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction adds additional scale to the Company's U.S. traditional business, but does not significantly add to its client base since most of the underlying ceding companies are already clients. The Company is using commercially reasonable efforts to novate the underlying treaties from Allianz Life to RGA Reinsurance. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life. The profitability of the business is not dependent on novation. The transaction was effective retroactive to July 1, 2003.

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

We derive revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. We believe that industry trends have not materially changed from those discussed in our 2003 Annual Report. In addition, our critical accounting policies are substantially the same as those disclosed in our 2003 Annual Report.

Our profitability primarily depends on the volume and amount of death claims incurred and our ability to adequately price the risks we assume. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective July 1, 2003, we increased the maximum amount of coverage that we retain per life from $4 million to $6 million. This increase does not affect business written prior to July 1, 2003. Claims in excess of this retention amount are retroceded to retrocessionaires; however, we remain fully liable to the ceding company, our customer, for the entire amount of risk we assume. The increase in our retention limit from $4 million to $6 million reduces the amount of premiums we pay to our retrocessionaires, but increases the maximum impact a single death claim can have on our results and therefore may result in additional volatility to our results from operations.

We measure performance based on income or loss from continuing operations before income taxes for each of our five segments. Our U.S., Canada, Asia Pacific and Europe & South Africa operations provide traditional life reinsurance to their clients. U.S. operations also provide asset-intensive and financial reinsurance products. We also provide insurers with critical illness reinsurance in our Canada, Asia Pacific and Europe & South Africa operations. Asia Pacific operations provide a limited amount of financial reinsurance. Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, Argentine privatized pension business and the provision for income taxes. Our discontinued accident and health operations are not reflected in our results from continuing operations.

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes increased $38.4 million, or 57.3%, and $83.3 million, or 71.3%, for the second quarter and first six months of 2004, respectively, primarily due to higher revenue levels, including net capital gains on investment transactions. Our coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"), signed in December 2003 and effective as of July 1, 2003, continued to provide positive results concurrent with growth in life reinsurance premiums in all of our operating segments. Consolidated premiums increased $214.7 million, or 36.9%, and $483.4 million, or 42.9%, during the second quarter and first six months of 2004, respectively. The Allianz Life transaction contributed $121.1 million of this increase during the second quarter and $239.6 for the first six months of 2004.

Consolidated investment income, net of related expenses, increased $18.2 million, or 15.7%, and $44.7 million, or 20%, during the second quarter and first six months of 2004, respectively, primarily due to a larger invested asset base. Invested assets as of June 30, 2004 totaled $9.4 billion, a 23.1% increase over June 30, 2003. While our invested asset base has grown significantly since June 30, 2003, the average yield earned on investments excluding funds withheld decreased from 6.67% during the second quarter of 2003 to 5.79% for the second quarter of 2004. The decreasing yield is the result of the Company investing proceeds from operations and investing activities in a lower interest rate environment. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate environment and changes in the mix of our underlying investments. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Effective tax rates on a consolidated basis for the second quarter of 2004 and 2003 were 35.1% and 35.0%, respectively.

Further discussion and analysis of the results for 2004 compared to 2003 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current-year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)

                                                       --------------------------------------------------
                                                                         NON-TRADITIONAL
                                                                       ASSET-      FINANCIAL      TOTAL
                                                       TRADITIONAL   INTENSIVE    REINSURANCE      U.S.
                                                       --------------------------------------------------
REVENUES:
  Net premiums                                         $  530,129    $    1,190   $       --   $  531,319
  Investment income, net of related expenses               53,974        47,495           72      101,541
  Realized investment gains (losses), net                   3,662          (821)          --        2,841
  Change in value of embedded derivatives                      --        17,472           --       17,472
  Other revenues                                              931         1,907        6,958        9,796
                                                       ----------    ----------   ----------   ----------
     Total revenues                                       588,696        67,243        7,030      662,969

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        429,423         3,246           --      432,669
  Interest credited                                        12,117        31,704           --       43,821
  Policy acquisition costs and other insurance
    expenses                                               72,714         8,484        2,280       83,478
  Change in deferred acquisition costs associated
    with change in value of embedded derivatives               --        13,293           --       13,293
  Other operating expenses                                 11,341         1,028        1,529       13,898
                                                       ----------    ----------   ----------   ----------
       Total benefits and expenses                        525,595        57,755        3,809      587,159
       Income before income taxes                      $   63,101    $    9,488   $    3,221   $   75,810
                                                       ==========    ==========   ==========   ==========

FOR THE THREE MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)

                                                       --------------------------------------------------
                                                                         NON-TRADITIONAL
                                                                       ASSET-      FINANCIAL      TOTAL
                                                       TRADITIONAL   INTENSIVE    REINSURANCE      U.S.
                                                       --------------------------------------------------
REVENUES:
  Net premiums                                         $  378,382     $   1,006    $       --  $  379,388
  Investment income, net of related expenses               45,175        42,204            --      87,379
  Realized investment gains (losses), net                    (714)        1,148            --         434
  Other revenues                                              884         1,766         6,655       9,305
                                                       ----------    ----------   -----------  ----------
     Total revenues                                       423,727        46,124         6,655     476,506

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        297,525         1,771            --     299,296
  Interest credited                                        14,931        28,580            --      43,511
  Policy acquisition costs and other insurance             56,714         8,003         2,721      67,438
    expenses
  Other operating expenses                                  8,484           826         1,190      10,500
                                                       ----------    ----------   ----------   ----------
       Total benefits and expenses                        377,654        39,180         3,911     420,745
       Income before income taxes                      $   46,073     $   6,944    $    2,744  $   55,761
                                                       ==========     =========    ==========  ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)

                                                       --------------------------------------------------
                                                                         NON-TRADITIONAL
                                                                       ASSET-      FINANCIAL      TOTAL
                                                       TRADITIONAL   INTENSIVE    REINSURANCE      U.S.
                                                       --------------------------------------------------
REVENUES:
  Net premiums                                         $ 1,061,340   $    2,372   $       --   $1,063,712
  Investment income, net of related expenses               108,027       92,962          115      201,104
  Realized investment gains (losses), net                   11,220         (677)          --       10,543
  Change in value of embedded derivatives                       --       18,994           --       18,994
  Other revenues                                             2,265        3,577       13,338       19,180
                                                       -----------   ----------   ----------   ----------
     Total revenues                                      1,182,852      117,228       13,453    1,313,533

BENEFITS AND EXPENSES:
  Claims and other policy benefits                         860,314        2,225           --      862,539
  Interest credited                                         24,195       66,198           --       90,393
  Policy acquisition costs and other insurance             148,145       16,129        4,574      168,848
    expenses
  Change in deferred acquisition costs associated
    with change in value of embedded derivatives                --       17,493           --       17,493
  Other operating expenses                                  23,065        2,187        2,951       28,203
                                                       -----------   ----------   ----------   ----------
       Total benefits and expenses                       1,055,719      104,232        7,525    1,167,476
       Income before income taxes                      $   127,133   $   12,996   $    5,928   $  146,057
                                                       ===========   ==========   ==========   ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (IN THOUSANDS)

                                                       --------------------------------------------------
                                                                         NON-TRADITIONAL
                                                                       ASSET-      FINANCIAL      TOTAL
                                                       TRADITIONAL   INTENSIVE    REINSURANCE      U.S.
                                                       --------------------------------------------------
REVENUES:
  Net premiums                                         $  747,189    $   2,104    $       --   $  749,293
  Investment income, net of related expenses               87,876       78,538            --      166,414
  Realized investment losses, net                          (5,958)      (1,713)           --       (7,671)
  Other revenues                                            2,697        3,013        13,566       19,276
                                                       ----------    ---------    ----------   ----------
     Total revenues                                       831,804       81,942        13,566      927,312

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        591,251        3,390            --      594,641
  Interest credited                                        30,250       53,721            --       83,971
  Policy acquisition costs and other insurance
    expenses                                              107,519       16,031         5,241      128,791
  Other operating expenses                                 16,939        1,938         2,633       21,510
                                                       ----------    ---------    ----------   ----------
       Total benefits and expenses                        745,959       75,080         7,874      828,913
       Income before income taxes                      $   85,845    $   6,862    $    5,692   $   98,399
                                                       ==========    =========    ==========   ==========

Income before income taxes for the U.S. Operations segment totaled $75.8 million and $146.1 million for the second quarter and first six months of 2004, increases of 36.0% and 48.4% from the comparable prior-year periods. The increase in income can be attributed to higher revenue levels and net capital gains on investment transactions for the current-year periods.

Traditional Reinsurance

The U.S. traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance, and modified coinsurance arrangements. These reinsurance arrangements may be either facultative or automatic agreements. During the second quarter and first six months of 2004, this sub-segment added $51.7 billion and $95.9 billion face amount of new business compared to $39.5 billion and $66.0 billion for the same periods in 2003. Total assumed reinsurance in force, as measured by policy face amount, totaled $965.3 billion, an increase of 65.2% over the total at June 30, 2003. The Allianz Life transaction, completed in the fourth quarter of 2003, contributed 50.4% of the increase for the comparable periods. Management believes life insurance industry consolidations and the trend towards reinsuring mortality risks should continue to provide opportunities for growth, although transactions the size of Allianz Life may or may not occur.

Income before income taxes for U.S. traditional reinsurance increased $ 17.0 million, or 37.0%, and $ 41.3 million, or 48.1%, in the second quarter and first six months of 2004, respectively. This increase for the comparable periods was driven by growth in net premiums, including the Allianz transaction, and net realized investment gains, somewhat offset by higher mortality experience during 2004.

Net premiums for U.S. traditional reinsurance increased 40.1% and 42.0% for the second quarter and first six months of 2004, respectively. The increase for comparable periods was primarily attributed to the Allianz transaction, which contributed 32.0% and 32.1% of the increase for the comparable periods. New premiums from facultative and automatic treaties and renewal premiums on existing blocks of business also contributed to the growth.

Net investment income increased 19.5% and 22.9% for the second quarter and first six months of 2004, respectively. The increase is due to growth in the invested asset base, primarily due to the Allianz Life transaction, and increased cash flows from operating activities on traditional reinsurance.

Loss ratios (claims and other policy benefits divided by net premiums) were 81.0% and 81.1% during the second quarter and first six months, respectively, compared to 78.6% and 79.1% for the same periods in 2003. The increase in the loss ratios for the comparable periods is the result of somewhat higher claims experience in 2004 compared to favorable claims experience in the first and second quarter of 2003. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on the Company's cash value products in this sub-segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance.

As a percentage of net premiums, policy acquisition costs and other insurance expenses were 13.7% and 14.0% for the second quarter and first six months of 2004, respectively, compared to 15.0% and 14.4% for the same periods in 2003. These percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements and the amortization pattern of previously capitalized amounts, which are based on the form of reinsurance agreement and the underlying insurance polices. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.

Asset-Intensive Reinsurance

The U.S. asset-intensive sub-segment concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance or modified coinsurance of non-mortality risks such that the Company recognizes profit or losses primarily from the spread between the investment earnings and interest credited on the underlying deposit liabilities. Several of the coinsurance agreements are on a funds withheld at interest basis.

Income before income taxes for the second quarter and first six months of 2004 was $9.5 million and $13.0 million, respectively, compared to $6.9 million for both comparable prior-year periods in 2003. Contributing to the increase for the comparable periods was the continued growth in annuity business coupled with the change in the fair market value of embedded derivatives. The average asset base supporting this segment grew from $2.6 billion in the second quarter of 2003 to $3.2 billion for the same quarter in 2004. The growth in the asset base was primarily driven by new business written on existing annuity treaties. Invested assets outstanding as of June 30, 2004 and 2003 were $3.3 billion and $2.9 billion, of which $2.2 billion and $1.7 billion were funds withheld at interest, respectively. The change in value of embedded derivatives was largely offset by the associated change in deferred acquisition costs.

Total revenues, which are comprised primarily of investment income, were $67.2 million and $117.2 million in the second quarter and first six months of 2004, respectively, compared to $46.1 million and $81.9 million for the comparable prior-year periods. This growth in revenue is primarily the result of the increase in the average asset base for the comparable periods and the change in the fair value of embedded derivatives.

Total expenses, which are comprised primarily of interest credited, policy benefits and acquisition costs, were $57.8 million and $104.2 million for second quarter and first six months in 2004, respectively, compared to $39.2 million and $75.1 million in the prior-year periods. The increase in expenses was attributed to the change in deferred acquisition costs associated with change in value of embedded derivatives. Further, an increase in interest credited, which is generally offset by the increase in investment income, was the result of the growth in the asset base supporting this segment.

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

Income before income taxes totaled $3.2 million and $5.9 million in the second quarter and first six months of 2004, respectively, compared to $2.7 million and $5.7 million for the same periods in 2003. The increase was attributed to growth in net fees somewhat offset by higher operating expenses. At June 30, 2004 and 2003, financial reinsurance outstanding, as measured by pre-tax statutory surplus, was $1.2 billion and $1.1 billion, respectively.

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

                                                   FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
(in thousands)                                    JUNE 30, 2004  JUNE 30, 2003      JUNE 30, 2004   JUNE 30, 2003
REVENUES:
  Net premiums                                      $  61,830      $  52,017         $ 121,978        $ 100,603
  Investment income, net of related expenses
                                                       23,437         21,509            47,417           41,275
  Realized investment gains, net                        6,869          3,825             8,178            3,562
  Other revenues                                           31           (176)               69             (241)
                                                    ---------      ---------         ---------        ---------
    Total revenues                                     92,167         77,175           177,642          145,199

BENEFITS AND EXPENSES:
  Claims and other policy benefits                     59,499         56,149           118,865          105,279
  Interest credited                                       418            264               795              553
  Policy acquisition costs and other
   insurance expenses                                   8,278          4,864            15,361           10,457
  Other operating expenses                              2,761          2,469             5,490            4,854
                                                    ---------      ---------         ---------        ---------
    Total benefits and expenses                        70,956         63,746           140,511          121,143
    Income before income taxes                      $  21,211      $  13,429         $  37,131        $  24,056
                                                    =========      =========         =========        =========

Income before income taxes increased $7.8 million, or 57.9%, and $13.1 million, or 54.4%, in the second quarter and first six months of 2004, respectively. The increases in 2004 were primarily related to better than expected mortality experience and increases in realized investment gains of $3.0 million and $4.6 million in the second quarter and first six months, respectively. Additionally, a stronger Canadian dollar versus the U.S. dollar contributed $0.4 million and $2.0 million in the second quarter and first six months, respectively, to income before income taxes.

Net premiums increased $9.8 million, or 18.9%, and $21.4 million, or 21.2%, in the second quarter and first six months of 2004, respectively. A stronger Canadian dollar during 2004 contributed $1.9 million and $9.5 million in the second quarter and first six months, respectively, to net premiums reported during 2004. Premium levels are significantly influenced by large transactions, mix of business, and reporting practices of ceding companies and, therefore, can fluctuate from period to period.

Net investment income increased 9.0% and 14.9% in the second quarter and first six months of 2004, respectively. Investment performance varies with the composition of investments. In 2004, the increase was due to an increase in the invested asset base and the strengthening of the foreign exchange rate, the latter of which contributed $0.6 million and $3.5 million in the second quarter and first six months of 2004, respectively. The invested asset base growth is due to higher operating cash flows on traditional reinsurance and interest on an increasing amount of funds withheld at interest related to one treaty.

Loss ratios for this segment were 96.2% and 97.4% in the second quarter and first six months of 2004, respectively, compared to 107.9% and 104.6% in the comparable prior-year periods. Lower loss ratios for the current periods are primarily due to better mortality experience compared to the prior-year periods. Historical loss ratios for this segment have generally exceeded 100% primarily as a result of several large inforce blocks assumed in 1998 and 1997. These blocks are mature blocks of level premium business where loss ratios are expected to increase over time as the Company is required to invest the amounts received in excess of mortality costs to fund claims in future years. Claims and other policy benefits as a percentage of net premiums and investment income were 69.8% and 70.2% in the second quarter and first six months of 2004, respectively, compared to 76.4% and 74.2% in the prior-year periods. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 13.4% and 12.6% in the second quarter and first six months of 2004, respectively, compared to 9.4% and 10.4% in the prior-year periods. Policy acquisition costs and other insurance expenses as a percentage of net premiums vary from period to period primarily due to the mix of business in the segment.

EUROPE & SOUTH AFRICA OPERATIONS

The Europe & South Africa segment writes business in Europe (primarily in the United Kingdom and Spain), India and South Africa. This segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of accelerated critical illness coverage (pays on the earlier of death or diagnosis of a pre-defined critical illness). Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

                                                --------------------------------------------------------------------
                                                  FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
(in thousands)                                  JUNE 30, 2004     JUNE 30, 2003      JUNE 30, 2004     JUNE 30, 2003
                                                --------------------------------------------------------------------
REVENUES:
  Net premiums                                    $118,887         $ 83,450            $236,090          $167,327
  Investment income, net of related expenses
                                                       863              639               2,407             1,479
  Realized investment gains, net                     1,143               23               4,302               848
  Other revenues                                       444              299                 882               123
                                                  --------         --------            --------          --------
    Total revenues                                 121,337           84,411             243,681           169,777

BENEFITS AND EXPENSES:
  Claims and other policy benefits                  73,809           47,450             155,806           101,233
  Policy acquisition costs and other
   insurance expenses                               29,842           28,689              58,873            54,223
  Other operating expenses                           5,524            4,106              10,206             7,546
  Interest expense                                     333              264                 707               464
                                                  --------         --------            --------          --------
    Total benefits and expenses                    109,508           80,509             225,592           163,466

    Income before income taxes                    $ 11,829         $  3,902            $ 18,089          $  6,311
                                                  ========         ========            ========          ========

Income before income taxes during the second quarter of 2004 compared to 2003 increased 203.2% from $3.9 million to $11.8 million, driven by a 42.5% growth in premiums from $83.5 million to $118.9 million and higher realized investment gains. For the six months ended June 30, 2004, income from continuing operations before income taxes grew from $6.3 million to $18.1 million, primarily attributable to a 41.1% increase in premiums from $167.3 million to $236.1 million and higher realized investment gains. In addition, strengthening foreign currencies contributed $0.9 million and $1.5 million to income from continuing operations before income taxes for the second quarter and the first six months of 2004, respectively.

Net premiums increased 42.5% and 41.1% in the second quarter and first six months of 2004, respectively. This was primarily due to new business from new and existing treaties, combined with favorable currency exchange rates. Several foreign currencies, particularly the British pound, the euro, and the South African rand, were stronger against the U.S. dollar in the 2004 periods compared to 2003. Stronger local currencies contributed approximately $11.5 million and $28.8 million to net premiums for the second quarter and first six months of 2004, respectively. Also, a portion of the growth in premiums was due to reinsurance of accelerated critical illness. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned during the second quarter and first six months associated with critical illness coverage totaled $41.2 million and $86.9 million, respectively, compared to $31.6 million and $70.2 million in the prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased by $0.2 million in the second quarter of 2004 and $0.9 million for the six months ended June 30, 2004 due to growth in the investment assets in the United Kingdom and South Africa, growth in the allocated invested asset base, and favorable exchange rates. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios were 62.1% and 66.0% in the second quarter and first six months of 2004, respectively, compared to 56.9% and 60.5% in the prior-year periods. This ratio will fluctuate due to variations in the mixture and materiality of business being reinsured and the timing of client reporting. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 25.1% and 24.9% for the second quarter and first six months of 2004, respectively, compared to 34.4% and 32.4% in the prior-year periods. These percentages fluctuate due to variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first year premiums, represent a greater percentage of the total premiums. Accordingly, the ratio of allowances to premiums declines.

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

Other operating expenses, as a percentage of net premiums were 4.6% and 4.3% for the second quarter and first six months of 2004, respectively, compared to 4.9% and 4.5% in the prior-year periods. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time. Interest expense increased in 2004 over 2003 due to higher interest rates, an increase in debt levels in the United Kingdom to support the growth in operations, and the effect of foreign exchange rates increasing against the U.S. dollar over the prior year.

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

                                                 ----------------------------------------------------------------
                                                   FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
(in thousands)                                   JUNE 30, 2004    JUNE 30, 2003     JUNE 30, 2004   JUNE 30, 2003
                                                 ----------------------------------------------------------------
REVENUES:
  Net premiums                                    $  84,178         $  66,165        $ 187,717        $ 108,575
  Investment income, net of related expenses
                                                      3,029             2,421            6,764            5,148
  Realized investment gains (losses), net              (149)             (131)             198             (518)
  Other revenues                                      2,950               707            3,585              907
                                                  ---------         ---------        ---------        ---------
    Total revenues                                   90,008            69,162          198,264          114,112

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   67,380            47,190          142,225           74,454
  Policy acquisition costs and other
   insurance expenses                                11,878            13,006           33,408           24,528
  Other operating expenses                            5,673             4,189           10,415            8,716
  Interest expense                                      383               250              725              519
                                                  ---------         ---------        ---------        ---------
    Total benefits and expenses                      85,314            64,635          186,773          108,217

    Income before income taxes                    $   4,694         $   4,527        $  11,491        $   5,895
                                                  ---------         ---------        ---------        ---------

Income before income taxes increased from $4.5 million to $4.7 million during the second quarter of 2004, and from $5.9 million to $11.5 million for the first six months of 2004. Strengthening foreign currencies contributed $0.4 million and $1.0 million to income before income taxes for the second quarter and first six months of 2004, respectively. While the Asia Pacific segment did experience 27.2% growth in net premiums from $66.2 million to $84.2 million during the second quarter of 2004, and a 72.9% growth in net premiums from $108.6 million to $187.7 million for the first six months of 2004, increased loss ratios prevented an equivalent percentage growth in income before income taxes for the respective periods. The percentage growth in net premiums for the six-month comparable periods is not necessarily indicative of the percentages the Company expects for the year ending December 31, 2004. As the comparable net premium base grows, this percentage is expected to decrease.

The growth in net premiums for the quarter in the Asia Pacific segment was generated by new business premiums from facultative and automatic treaties and renewal premiums from existing treaties, including premiums associated with accelerated critical illness coverage. The growth was also aided by favorable exchange rates, with several of the local currencies strengthening against the U.S. dollar. Stronger local currencies contributed approximately $6.4 million and $20.4 million to net premiums for the second quarter and first six months of 2004, respectively. Premiums earned during the second quarter of 2004 associated with critical illness coverage totaled $9.8 million compared to $7.7 million in the second quarter of 2003. Premiums earned associated with critical illness coverage for the six months ended June 30, 2004 totaled $18.2 million, compared to $10.3 million for the six months ended June 30, 2003. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased to $3.0 million in the second quarter of 2004 due to an increase in allocated assets supporting the growth in the overall business. Investment income and realized investment gains and losses are allocated to the operating segments on the basis of capital required to support underlying business and investment performance varies with the composition of investments and the relative allocation of capital to units. Other revenues increased $2.2 million and $2.7 million during the second quarter and first six months of 2004, respectively, primarily due to fees associated with the recapture of two treaties and new fees earned on financial reinsurance transactions.

Loss ratios in Asia Pacific increased from 71.3% for the second quarter of 2003 to 80.0% for the second quarter of 2004, and from 68.6% for the six months ended June 30, 2003 to 75.8% for the six months ended June 30, 2004. This ratio will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured, and the relative maturity of the business. Management believes death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.1% in the second quarter of 2004 compared to 19.7% in the second quarter of 2003, and 17.8% for the six months ended June 30, 2004 compared to 22.6% for the six months ended June 30, 2003. These percentages fluctuate due to the timing of client company reporting and variations in the type of business being written, along with the mix of new and renewal business.

Other operating expenses for the quarter increased from 6.3% of premiums in 2003 to 6.7% in 2004, while for the first six months it decreased from 8.0% to 5.5%. Generally, as net premiums grow, the burden of start-up expenses and expansion costs are somewhat alleviated. The timing of the entrance into and development of new markets may cause other operating expenses as a percentage of premiums to be somewhat volatile on a comparative quarter basis. Interest expense increased in 2004 over 2003 due to higher interest rates, an increase in debt levels in Australia to support the growth in operations, and the effect of foreign exchange rates increasing against the U.S. dollar over the prior year.

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

                                                            FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED
(in thousands)                                            JUNE 30, 2004    JUNE 30, 2003       JUNE 30, 2004    JUNE 30, 2003
                                                          -------------    -------------       -------------    -------------
REVENUES:
   Net premiums                                            $  1,094          $  1,541            $  1,685        $  1,978
   Investment income, net of related expenses                 5,315             3,988              10,053           8,765
   Realized investment gains (losses), net                    1,987              (107)              7,886          (2,005)
   Other revenues                                             1,538             1,699               2,893           2,786
                                                           --------          --------            --------        --------
       Total revenues                                         9,934             7,121              22,517          11,524
BENEFITS AND EXPENSES:
   Claims and other policy benefits                           1,445             2,547               2,421             630
   Interest credited                                             93                92                 162             139
   Policy acquisition costs and other insurance expenses        681               991                 735           1,570
   Other operating expenses                                   7,040             5,573              14,111           9,966
   Interest expense                                           8,826             8,528              17,648          17,018
                                                           --------          --------            --------        --------
       Total benefits and expenses                           18,085            17,731              35,077          29,323

       Loss before income taxes                            $ (8,151)         $(10,610)           $(12,560)       $(17,799)
                                                           ========          ========            ========        ========

Losses before income taxes decreased 23.2% and 29.4% for the three- and six-month periods ended June 30, 2004, respectively. Increases in investment income and realized investment gains helped drive losses before income taxes lower for both periods compared to 2003. These increases were offset in part by higher claims and other policy benefits for the year-to-date comparables. Foreign currency gains in the prior year helped reduce the level of claims and policy benefits on a year-to-date basis. Other operating expenses increased primarily due to growth in segment headcount and related compensation expenses.

As discussed in the Company's 2003 Annual Report, certain regulations were pending relating to permanently disabled participants of the privatized pension plans administered by Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs"). Recently, the Argentine government enacted those regulations. The new regulations require permanently disabled AFJP plan participants to elect a programmed withdrawal or an annuity with respect to deferred disability claims at a time when the AFJP fund unit values are significantly inflated. The new regulations are expected to accelerate permanent disability payments from reinsurers; particularly with respect to plan participants that elect programmed withdrawal. The Company cannot predict the percentage of plan participants that will elect programmed withdrawal as opposed to an annuity. Also, as discussed in the Company's 2003 Annual Report, the Company had placed the Argentine Government on notice of its intent to file an arbitration with respect to alleged violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). On March 24, 2004, RGA Reinsurance filed a request for arbitration of its dispute relating to these alleged violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $3.1 million for the second quarter of 2004 compared to a loss, net of taxes, of $1.0 million for the second quarter of 2003. The increase in net loss was due primarily to an arbitration settlement that exceeded estimated reserves. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

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

Cash Flows

The Company's net cash flows from operating activities for the periods ended June 30, 2004 and 2003 were $352.1 million and $172.0 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company maintains a high quality fixed maturity portfolio with good liquidity characteristics. These securities are available for sale and generally can be easily sold to meet the Company's obligations, if necessary.

Net cash used in investing activities was $366.4 million and $312.3 million in 2004 and 2003, respectively. Changes in cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities.

Net cash provided by financing activities was $57.6 million and $206.4 million in 2004 and 2003, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity, and excess deposits or withdrawals under investment type contracts.

Debt and Preferred Securities

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600 million to $700 million, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. As of June 30, 2004, the Company had $401.4 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company's U.S. credit facility expires in May 2006 and has a total capacity of $175.0 million. The Company generally may not pay dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of June 30, 2004, the Company had $50.0 million outstanding under this facility and the average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.14%. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.

Statutory Dividend Limitations

The ability of the Company to make principal and interest payments depends primarily on the earnings and surplus of its subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds. At June 30, 2004, Reinsurance Company of Missouri, Incorporated ("RCM") and RGA Canada had statutory capital and surplus of $779.8 million and $235.5 million, respectively. RCM's primary asset is its investment in RGA Reinsurance Company, the Company's principal operating subsidiary based in Missouri. The transfer of funds from the subsidiaries to RGA is subject to applicable insurance laws and regulations. The Company expects any future increases in liquidity needs due to treaty recaptures, relatively large policy loans or unanticipated material claims levels would be met first by operating cash flows and then by selling fixed-income securities or short-term investments.

Future Liquidity and Capital Needs

During the first quarter of 2004, RGA Reinsurance Company became a member of the Federal Home Loan Bank of Des Moines ("FHLB"). One of the benefits of being a member is the ability to borrow money on short notice by pledging investments. As of June 30, 2004, the Company had no outstanding borrowing from or assets pledged to the FHLB. Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the plan approved by the board of directors, and to meet its other obligations.

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

INVESTMENTS

The Company had total cash and invested assets of $9.5 billion and $7.8 billion at June 30, 2004 and 2003, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. The RGA Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.79% during the second quarter of 2004, compared with 6.67% for the second quarter of 2003. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the 2003 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage and asset-backed securities. As of June 30, 2004, approximately 98% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 44.7% and 39.7% of fixed maturity securities as of June 30, 2004 and 2003, respectively. These corporate securities had an average Standard and Poor's ("S&P") rating of "A" at June 30, 2004.

Within the fixed maturity security portfolio, the Company holds approximately $75.5 million in asset-backed securities at June 30, 2004, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value. In conjunction with its external investment managers, the Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded other-than-temporary write-downs of $0.1 million and $11.9 million for the six months ending June 30, 2004 and 2003, respectively. The circumstances that gave rise to the impairments during 2003 were the deterioration in financial condition of one issuer and decline in collateral value supporting two asset-backed securities. During 2004, the Company sold fixed maturity securities with a fair value of $162.0 million at a net loss of $7.7 million.

The following table presents the total gross unrealized losses for 820 fixed maturity securities where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                        At June 30, 2004
                                             ----------------------------------
                                             Gross Unrealized
                                                  Losses             % of Total
                                                  ------             ----------
Less than 20%                                     $76,348               100%
20% or more for less than six months                    -                 -%
20% or more for six months or greater                   -                 -%
                                                  -------               ---
     Total                                        $76,348               100%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following table presents the estimated fair values and gross unrealized losses for the 820 fixed maturity securities that have estimated fair values below amortized cost as of June 30, 2004. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                              AS OF JUNE 30, 2004
                                         -------------------------------------------------------------------------------------------
                                                                          EQUAL TO OR GREATER THAN
                                             LESS THAN 12 MONTHS                 12 MONTHS                       TOTAL
                                         ----------------------------   ----------------------------   -----------------------------
                                         Estimated        Gross         Estimated         Gross        Estimated         Gross
(in thousands)                           Fair Value   Unrealized Loss   Fair Value   Unrealized Loss   Fair Value    Unrealized Loss
                                         ----------   ---------------   ----------   ---------------   ----------    ---------------
INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL             $  642,752     $   24,904      $    5,413     $      587      $  648,165      $   25,491
   PUBLIC UTILITIES                         304,153         12,693               -              -         304,153          12,693
   ASSET-BACKED SECURITIES                   34,298            533           2,280            204          36,578             737
   CANADIAN AND CANADIAN PROVINCIAL
     GOVERNMENTS                             87,722          5,366               -              -          87,722           5,366
   MORTGAGE-BACKED SECURITIES                71,030          1,162           4,327            197          75,357           1,359
   FINANCE                                  247,071         11,161          15,322            735         262,393          11,896
   U.S. GOVERNMENT AND AGENCIES             610,818         15,909               -              -         610,818          15,909
   FOREIGN GOVERNMENTS                      119,976          2,117               -              -         119,976           2,117
                                         ----------     ----------      ----------     ----------      ----------      ----------
     INVESTMENT GRADE SECURITIES          2,117,820         73,845          27,342          1,723       2,145,162          75,568
                                         ----------     ----------      ----------     ----------      ----------      ----------
NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                 10,826            444               -              -          10,826             444
   PUBLIC UTILITIES                           8,878            336               -              -           8,878             336
                                         ----------     ----------      ----------     ----------      ----------      ----------
     NON-INVESTMENT GRADE SECURITIES         19,704            780               -              -          19,704             780
                                         ----------     ----------      ----------     ----------      ----------      ----------
          TOTAL                          $2,137,524     $   74,625      $   27,342     $    1,723      $2,164,866      $   76,348
                                         ==========     ==========      ==========     ==========      ==========      ==========

The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of June 30, 2004. The unrealized losses did not exceed 6% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, 99% of the gross unrealized losses are associated with investment grade securities.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of June 30, 2004.

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

Funds withheld at interest comprised approximately 31.8% and 30.3% of the Company's cash and invested assets as of June 30, 2004 and December 31, 2003, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

CONTRACTUAL OBLIGATIONS

      The following table displays the Company's contractual obligations that have materially changed since December 31, 2003 (in millions):

                                                         Payment Due by Period
                                 ---------------------------------------------------------------------------
                                                Less than
Contractual Obligations:          Total          1 Year        1 - 3 Years     4 - 5 Years     After 5 Years
------------------------         --------       ---------      -----------     -----------     -------------
Long - term debt                 $  401.4       $   27.3         $  174.2       $      -        $  199.9
Life claims payable(1)           $  620.9       $  620.9         $      -       $      -        $      -
                                 --------       --------         --------       --------        --------

(1) Included in the Other policy claims and benefits line item in the condensed consolidated balance sheet.

A significant portion of the Company's insurance liabilities, including most future policy benefits, are excluded from this table because such amounts and/or their timing are inherently subjective.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2004 from that disclosed in the 2003 Annual Report.

NEW ACCOUNTING STANDARDS

In March 2004, the Emerging Issues Task Force ("EITF") reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in December 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The disclosure requirements of EITF 03-1 were effective December 31, 2003. The accounting guidance of EITF 03-1 will be effective in the third quarter of 2004 and is not expected to have a material impact on the Company's consolidated financial statements.

In March 2004, the EITF reached consensuses on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

In March 2004, the EITF reached consensus on Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, which will be effective in the third quarter of 2004, is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (4) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (5) changes in investment portfolio yields and valuations due to interest rate or credit quality changes, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) adverse litigation or arbitration results, (8) the stability of governments and economies and actions taken by governments in the markets in which we operate, (9) competitive factors and competitors' responses to our initiatives, (10) the success of our clients, (11) successful execution of our entry into new markets, (12) successful development and introduction of new products, (13) our ability to successfully integrate and operate reinsurance business that we acquire, including without limitation, the traditional life reinsurance business of Allianz Life, (14) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (15) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (16) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission ("SEC").

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and the cautionary statements described in the periodic reports we file with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to consult the sections named "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements" contained in our Registration Statement on Form S-3, as amended, filed with the SEC on July 9, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - - Market Risk" which is incorporated by reference herein.

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

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to various litigation and arbitrations that involve medical reinsurance arrangements, personal accident business, and aviation bodily injury carve-out business. As of June 30, 2004, the ceding companies involved in these disputes have raised claims, or established reserves that may result in claims, that are $91.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and it is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that have indicated that they anticipate asserting claims in the future against the Company that are $16.6 million in excess of the amounts held in reserve by the Company. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 21, "Discontinued Operations," in the Company's 2003 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of June 30, 2004, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 26, 2004. At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below: (1) Election of the following Directors:

     Directors                 Voted For       Withheld
     ---------                 ---------       --------
William J. Bartlett            59,342,143      1,070,529
Alan C. Henderson              59,242,725      1,169,947
A. Greig Woodring              48,122,735     12,289,937

                                                                              Voted For      Voted Against    Abstain
                                                                              ---------      -------------    -------
(2)  Proposal to amend to the Company's Second Restated Articles of
     Incorporation to increase the number of outstanding shares              58,306,107         2,048,580      57,985

(3)  Proposal to amend the Articles of Incorporation
     to delete Section D and renumber Section E                              60,323,068            13,612      75,992

(4)  Proposal to amend Section A of Article Six of the Articles of
     Incorporation regarding the number of directors                         59,950,425           386,797      75,450

(5)  Proposal to amend Sections C of Article Six and Section B of
     Article Nine of the Articles of Incorporation regarding
     advance notice of nominations and proposals                             42,367,051        15,690,082      87,981

(6)  Proposal to amend the Articles of Incorporation adding new
     Article Thirteen                                                        59,778,535           547,498      86,639

(7)  Proposal to authorize the sale of certain types of securities
     from time to time to MetLife, Inc. or its affiliates                    42,212,315        15,856,085      76,714

(8)  Proposal to amend the Company's Flexible Stock Plan                     59,560,054           520,218     332,400

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)   See index to exhibits.

(b) The following reports on Form 8-K were filed or furnished with the Securities and Exchange Commission during the quarter ended June 30, 2004:

      1. The Company filed a Current Report on Form 8-K dated April 29, 2004, furnishing, under Items 9 and 12, its press release discussing results of operations for the three months ended March 31, 2004. The press release was attached thereto as Exhibit 99.1.

      2. The Company filed a Current Report on Form 8-K dated May 26, 2004, disclosing, under Items 5 and 7, certain voting results from its annual meeting. The Company's restated articles of incorporation were attached thereto as Exhibit 3.1.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Reinsurance Group of America, Incorporated

                          By: /s/ A. Greig Woodring     August 5, 2004
                              ----------------------------------------
                                  A. Greig Woodring
                              President & Chief Executive Officer
                              (Principal Executive Officer)

                              /s/ Jack B. Lay           August 5, 2004
                              ----------------------------------------
                                Jack B. Lay
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                               Description
------                               -----------
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

3.1       Restated Articles of Incorporation, incorporated by reference to
          Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2       Bylaws of RGA, as amended, effective May 26, 2004.

10.1      Third Amendment effective as of May 26, 2004 to the RGA Flexible Stock
          Plan, as amended and restated July 1, 1998

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