Form 10-K
period 2004-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2005-03-03
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                     Name of each exchange
   Title of each class                               on which registered
   -------------------                               -------------------
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

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2004, as reported on the New York Stock Exchange was approximately $1.2 billion.

As of January 31, 2005, Registrant had outstanding 62,497,915 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2005 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2004, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2004

                                      INDEX

ITEM                                                                                 PAGE
NUMBER                                                                            OF THIS FORM
------                                                                            ------------
                                     PART I

1.    BUSINESS..................................................................        4

2.    PROPERTIES................................................................       17

3.    LEGAL PROCEEDINGS.........................................................       17

4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................       18

                                     PART II

5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS
        MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES......................       18

6.    SELECTED FINANCIAL DATA...................................................       18

7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.....................................       20

7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................       51

8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................       51

9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON  ACCOUNTING AND FINANCIAL DISCLOSURE.................................       87

9A.   CONTROLS AND PROCEDURES...................................................       87

9B.   OTHER INFORMATION.........................................................       89

                                    PART III

10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................       89

11.   EXECUTIVE COMPENSATION....................................................       92

12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT AND RELATED STOCKHOLDER MATTERS..............................       93

13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................       97

14.   PRINCIPAL ACCOUNTING FEES AND SERVICES....................................       98

                                    PART IV

15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES................................       99

Item 1. BUSINESS

A.    OVERVIEW

      Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company that was formed on December 31, 1992. As of December 31, 2004, General American Life Insurance Company ("General American"), a Missouri life insurance company, directly owned approximately 51.6% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company. See Note 21 to the Consolidated Financial Statements, "Subsequent Event" for more information regarding MetLife's ownership of RGA common stock.

      The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company ("RGA Reinsurance"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada"), RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance UK Limited ("RGA UK") as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the "Company").

      The Company is primarily engaged in traditional life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. The Company's more established operations in the U.S. and Canada contributed approximately 74% of its consolidated net premiums during 2004. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom. RGA is considered one of the leading life reinsurers in the North American market based on amounts of life reinsurance in force. As of December 31, 2004, the Company had approximately $1.5 trillion of life reinsurance in force and $14.0 billion in consolidated assets.

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

      Life reinsurance primarily refers to reinsurance of individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and last survivor insurance policies. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Critical illness reinsurance pays on the earlier of death or diagnosis of a pre-defined critical illness. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies' financial strength and regulatory surplus position. Financial reinsurance transactions do not qualify as reinsurance for U.S. Generally Accepted Accounting Principles ("GAAP") accounting. Ceding companies typically contract with more than one reinsurance company to reinsure their business.

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

      Reinsurers, at their discretion, may place assets in trust to satisfy collateral requirements for certain treaties. As of December 31, 2004, the Company held securities in trust for this purpose with amortized costs of $808.2 million and $1,608.1 million for the benefit of certain subsidiaries and third-party reinsurance treaties, respectively. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under a given treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA were ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.

      Some treaties give the ceding company the right to force the reinsurer to place assets in trust for the ceding company's benefit to support reserve credits, in the event of a downgrade of the reinsurer's ratings to specified levels, generally non-investment grade levels. As of December 31, 2004, the Company had approximately $326.8 million in reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.

B.      CORPORATE STRUCTURE

      RGA is a holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Barbados, RGA Canada and RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), as well as investments in several other wholly-owned subsidiaries. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by the Company's reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled. RGA Barbados and RGA Americas were formed and capitalized in 1995 and 1998, respectively, to provide reinsurance for a portion of certain business assumed by various RGA operating subsidiaries and to assume reinsurance directly from clients.

      The Company has five main operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of the Company's reinsurance subsidiaries. See "Segments" for more information concerning the Company's operating segments.

Intercorporate Relationships

      The Company has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2004, the Company had reinsurance-related assets and liabilities from these agreements totaling $143.2 million and $173.3 million, respectively. Prior-year comparable assets and liabilities were $175.0 million and $169.6 million, respectively. Additionally, the Company reflected net premiums from these agreements of approximately $164.4 million, $157.9 million, and $172.8 million in 2004, 2003, and 2002, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $36.5 million, $19.4 million, and $23.3 million in 2004, 2003, and 2002, respectively.

Ratings

      Insurer financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity's ability to repay its indebtedness. The Company's insurer financial strength ratings and credit ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company's management on a regular basis:

                                                 A.M. Best    Moody's Investors   Standard &
Insurer Financial Strength Ratings               Company (1)      Service (2)     Poor's (3)
-----------------------------------------------  -----------  ------------------  ----------
     RGA Reinsurance Company                         A+              A1               AA-

     RGA Life Reinsurance Company of Canada          A+              n/a              AA-

     RGA International Reinsurance Company           n/a             n/a              AA-

Credit Ratings

     Reinsurance Group of America, Incorporated

         (Senior Unsecured)                          a-             Baa1              A-

     RGA Capital Trust I (Preferred Securities)     bbb+            Baa2             BBB

(1) An A.M. Best Company ("A.M. Best") insurer financial strength rating of "A+ (superior)" is the second highest out of fifteen possible ratings and is assigned to companies that have, in A.M. Best's opinion, a superior ability to meet their ongoing obligations to policyholders. Financial strength ratings range from "A++ (superior)" to "F (in liquidation)."

      A credit rating of "a-" is in the "strong" category and is the seventh highest rating out of twenty-two possible ratings. A rating of "bbb+" is in the "adequate" category and is the eighth highest rating.

(2) A Moody's Investors Service ("Moody's") insurer financial strength rating of "A1 (good)" is the fifth highest rating out of twenty-one possible ratings and indicates that Moody's believes the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future.

      Moody's credit ratings of "Baa1" and "Baa2" are in the "medium-grade" category and represent the eighth and ninth highest ratings, respectively, out of twenty-two possible ratings. According to Moody's, these ratings are subject to moderate credit risk.

(3) A Standard & Poor's ("S&P") insurer financial strength rating of "AA- (very strong)" is the fourth highest rating out of twenty-one possible ratings. According to S&P's rating scale, a rating of "AA-" means that, in S&P's opinion, the insurer has very strong financial security characteristics.

      S&P credit ratings of "A-" and "BBB" are in the "strong" and "good" categories, respectively, and represent the seventh and ninth highest ratings, respectively, out of twenty-two possible ratings. According to S&P, a rating of "A-" is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher-rated categories. However, the obligor's capacity to meet its financial commitment of the obligation is still strong.

      The ability of RGA Reinsurance to write reinsurance partially depends on its financial condition and its insurer financial strength ratings. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Each of the Company's credit ratings is considered investment grade. RGA's ability to raise capital for its business and the cost of this capital is influenced by its credit ratings. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

      On January 31, 2005, MetLife announced an agreement to purchase Travelers Life & Annuity and substantially all of Citigroup's international insurance business. To help finance that transaction, MetLife indicated that it would consider select asset sales, including its holdings of RGA's common stock. In response to MetLife's announcement, Moody's placed the Company's ratings on review with direction uncertain and S&P placed the Company's ratings on credit watch with negative implications.

Regulation

      RGA Reinsurance and RCM; RGA Canada; General American Argentina Seguros de Vida, S.A. ("GA Argentina"); RGA Barbados and RGA Americas; RGA Australia; RGA International; RGA South Africa; and RGA UK are regulated by authorities in Missouri, Canada, Argentina, Barbados, Australia, Ireland, South Africa, and the United Kingdom, respectively. RGA Reinsurance is also subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Additionally, Missouri law imposes restrictions on the amounts and type of investments that insurance companies like RGA Reinsurance may hold.

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

      The Company's insurance subsidiaries are required to file statutory financial statements in each jurisdiction in which they are licensed and may be subject to periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized, or accredited. To date, none of the regulator's reports related to the Company's periodic examinations have contained material adverse findings.

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

      The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the U.S. for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under generally accepted accounting principles. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the U.S.

      In order to reduce the impact of Regulation XXX, RGA Re has retroceded Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. RGA Re's statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Re's statutory reserve credits and RGA Re cannot find an alternative source for collateral.

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

      Capital Requirements

      Risk-Based Capital ("RBC") guidelines promulgated by the NAIC became effective for U.S. insurance companies in 1993. These guidelines, applicable to RGA Reinsurance and RCM, identify minimum capital requirements based upon business levels and asset mix. RCM and RGA Reinsurance maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company's operations meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.

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

      In addition to RGA, the Company owns several international holding companies. These international holding companies are subject to various regulations in their respective jurisdictions.

      Restrictions on Dividends and Distributions

      Current Missouri law (applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM's and RGA Reinsurance's allowable dividends without prior approval for 2005 are approximately $43.7 million and $88.6 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. Historically, RGA has not relied on dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company's financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.

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

      In addition to RCM and RGA Reinsurance, RGA has an interest in licensed insurance subsidiaries in Canada, Australia, Argentina, Barbados, Ireland, Malaysia, South Africa, and the United Kingdom. In the event of default or liquidation, the rules and regulations of the appropriate governing body in the country of incorporation would be followed.

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

Risk Management

      Corporate Risk Management

      RGA has a Corporate Risk Management framework, directed by the Corporate Actuarial Department, which reports to the chief operating officer. A primary responsibility of this department is managing, measuring and monitoring risks, including establishing appropriate corporate risk tolerance levels. In addition, the Corporate Actuary provides quarterly updates to the board of directors on significant risks.

      Mortality Risk Management

      The Company's reinsurance contracts expose it to mortality risk, which is the risk that the level of death claims may differ from that which is assumed in the pricing of life, critical illness and annuity reinsurance contracts. Some of the reinsurance contracts expose the Company to morbidity risk, which is the risk that an insured person will become critically ill. The Company's risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks assumed. Among other things, these processes rely heavily on underwriting, analysis of mortality and morbidity trends and lapse rates, and understanding of medical impairments and their impact on mortality or morbidity. The Company also relies on original underwriting decisions made by, and information provided to it from, insurance company customers.

      The Company expects mortality and morbidity experience to fluctuate somewhat from period to period, but believes experience should remain fairly constant over the long term. Mortality or morbidity experience that is less favorable than the mortality or morbidity rates used in pricing a reinsurance agreement will negatively affect net income because the premiums received for the risks assumed may not be sufficient to cover claims. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can result in more benefits in a given reporting period than expected, adversely affecting net income in any particular quarter or year.

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

      Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, or RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. As of December 31, 2004, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated "B++", the fifth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

      The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

      The Company maintains two catastrophe insurance programs that renew on August 13th of each year. The current programs began August 13, 2004. The primary program covers all of its business worldwide and provides protection for losses incurred during any event involving 10 or more insured deaths. Under this program, the Company retains the first $50 million in claims, the catastrophe program covers the next $30 million in claims, and the Company retains all claims in excess of $80 million. This program covers catastrophic losses from covered events, including natural disasters and terrorism-related losses due to nuclear, chemical or biological events. Under the second program, which covers events involving 5 or more insured deaths, the Company retains the first $25 million in claims, the catastrophe program covers the next $25 million in claims, and the Company retains all claims in excess of $50 million. It covers only losses under U.S. guaranteed issue (e.g. company- and bank-owned life insurance) reinsurance and includes losses due to acts of terrorism but excludes terrorism losses due to nuclear, chemical and/or biological events. Both programs are insured by several insurance companies and Lloyds Syndicates with no single entity providing more than $13 million of coverage.

Investment Risk Management

      The Company structures its investment portfolio to match its anticipated liabilities under reinsurance treaties to the extent necessary. The majority of the Company's investments are investment-grade fixed maturity securities which are subject to various risks including interest rate, credit and liquidity. The Company maintains investment guidelines intended to balance quality, diversification, asset liability matching, liquidity and investment return. The Company provides for the various investment risks when analyzing and pricing treaties.

Foreign Currency Risk

      The Company has foreign currency risk on business denominated and investments in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. Approximately 35% of revenues and 27% of fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2004. Fluctuations in exchange rates can negatively or positively impact premiums and earnings. We hold fixed-maturity investments denominated in foreign currencies as a natural hedge against liabilities based in those currencies. We generally do not hedge the foreign currency exposure associated with our net investments in foreign subsidiaries due to the long-term nature of these investments. We cannot predict whether exchange rate fluctuations will significantly harm our operations or financial results in the future.

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

      The Company's management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Medical Directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a difficult underwriting/mortality assessment. To assist its underwriters in making these assessments, RGA Reinsurance employs three full-time medical directors in the U.S., and the Company employs six medical directors in various international locations, as well as a medical consultant.

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

Operations

      Generally, the Company's life business has been obtained directly, rather than through brokers. The Company has an experienced marketing staff that works to provide responsive service and maintain existing relationships.

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

      Claims personnel work closely with their counterparts at client companies to attempt to uncover fraud, misrepresentation, suicide, and other situations where the claim can be reduced or eliminated. By law, the ceding company cannot contest claims made after two years of the issuance of the underlying insurance policy. By developing good working relationships with the claims departments of client companies, major claims or problem claims can be addressed early in the investigation process. Claims personnel review material claims in detail to find potential mistakes such as claims ceded to the wrong reinsurer and claims submitted for improper amounts.

Competition

      Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the U.S. life reinsurance market are currently Transamerica Occidental Life Insurance Company, a subsidiary of Aegon N.V., Swiss Re Life of America, Munich American Reinsurance Company, and Scottish Re Group Ltd. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, and Hannover Reinsurance.

Employees

      As of December 31, 2004, the Company had 778 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, South Korea, Australia, Japan, Taiwan, South Africa, Spain, India and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at RGA and all of its subsidiaries are good.

C.    SEGMENTS

      The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, joint and last survivor insurance, critical illness, as well as annuities, financial reinsurance, and direct premiums which include single premium pension annuities, universal life, and group life. Generally, the Company, through various subsidiaries, has provided reinsurance and, to a lesser extent, direct insurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.

      The following table sets forth the Company's premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third-parties:

                       GROSS AND NET PREMIUMS BY SEGMENT
                                 (in millions)

                                                      Year Ended December 31,
                               ------------------------------------------------------------------------
                                       2004                      2003                      2002
                                       ----                      ----                      ----
                                Amount          %         Amount           %         Amount         %
                               --------       -----      --------        -----      --------      -----
GROSS PREMIUMS:
U.S.                           $2,421.8        66.3      $2,013.4         68.9      $1,671.7       71.7
Canada                            284.3         7.8         238.8          8.2         210.2        9.0
Europe & South Africa             506.0        13.9         385.7         13.2         272.0       11.7
Asia Pacific                      434.2        11.9         281.0          9.6         175.4        7.5
Corporate and Other                 3.1         0.1           3.5          0.1           1.1        0.1
                               --------       -----      --------        -----      --------      -----
         Total                 $3,649.4       100.0      $2,922.4        100.0      $2,330.4      100.0
                               ========       =====      ========        =====      ========      =====
NET PREMIUMS:
U.S.                           $2,212.6        66.1      $1,801.8         68.2      $1,411.5       71.3
Canada                            253.9         7.6         214.7          8.1         181.2        9.1
Europe & South Africa             478.6        14.3         364.2         13.8         226.9       11.5
Asia Pacific                      399.1        11.9         259.0          9.8         160.2        8.1
Corporate and Other                 3.2         0.1           3.5          0.1           0.9          -
                               --------       -----      --------        -----      --------      -----
         Total                 $3,347.4       100.0      $2,643.2        100.0      $1,980.7      100.0
                               ========       =====      ========        =====      ========      =====

      The Company executed a coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life") during 2003. This agreement contributed $246.1 million in gross and net premiums to the U.S. segment in 2003.

      The following table sets forth selected information concerning assumed reinsurance business in force by segment for the indicated periods. (The term "in force" refers to insurance policy face amounts or net amounts at risk.)

                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                                  (in billions)

                                         Year Ended December 31,
                       -----------------------------------------------------------
                              2004                 2003                2002
                              ----                 ----                ----
                        Amount        %      Amount        %     Amount        %
                       --------     -----   --------     -----   ------      -----
U.S.                   $  996.7      68.3   $  896.8      71.6   $544.7       71.8
Canada                    105.2       7.2       84.0       6.7     64.5        8.5
Europe & South Africa     247.3      17.0      153.4      12.3     92.7       12.2
Asia Pacific              109.7       7.5      118.0       9.4     57.0        7.5
                       --------     -----   --------     -----   ------      -----
    Total              $1,458.9     100.0   $1,252.2     100.0   $758.9      100.0
                       ========     =====   ========     =====   ======      =====

      The coinsurance agreement with Allianz Life provided $278.0 billion in reinsurance in force to the U.S. segment at December 31, 2003.

      Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations, assumed in force amounts at risk of $112.3 billion, $89.9 billion, and $91.3 billion were released in 2004, 2003, and 2002, respectively.

      The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term "volume" refers to insurance policy face amounts or net amounts at risk.)

                         NEW BUSINESS VOLUME BY SEGMENT
                                  (in billions)

                                         Year Ended December 31,
                        -----------------------------------------------------
                              2004                2003              2002
                        ---------------     --------------    ---------------
                         Amount     %        Amount    %       Amount     %
                        -------   -----     -------  -----    --------  -----
U.S.                    $ 168.8    60.5     $ 423.4   77.8     $ 150.3   65.3
Canada                     19.6     7.0        11.0    2.0        11.3    4.9
Europe & South Africa      68.9    24.7        65.3   12.0        56.3   24.5
Asia Pacific               21.8     7.8        44.7    8.2        12.1    5.3
                        -------   -----     -------  -----     -------  -----
     Total              $ 279.1   100.0     $ 544.4  100.0     $ 230.0  100.0
                        =======   =====     =======  =====     =======  =====

      The U.S. agreement with Allianz Life increased new business volume by $287.2 billion during 2003.

      Additional information regarding the operations of the Company's segments and geographic operations is contained in Note 16 to the Consolidated Financial Statements.

U.S. OPERATIONS

      The U.S. operations represented 66.1%, 68.2% and 71.3% of the Company's net premiums in 2004, 2003 and 2002, respectively. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance primarily to the largest U.S. life insurance companies.

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

      The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and
(iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operation's marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operation's automatic business. In 2004,

2003, and 2002, approximately 20.9%, 21.1%, and 21.6%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.

      Only a portion of approved facultative applications ultimately result in reinsurance. This is because applicants for impaired risk policies often submit applications to several primary insurers, which in turn seek facultative reinsurance from several reinsurers. Ultimately, only one insurance company and one reinsurer are likely to obtain the business. The Company tracks the percentage of declined and placed facultative applications on a client-by-client basis and generally works with clients to seek to maintain such percentages at levels deemed acceptable. Because the Company applies its underwriting standards to each application submitted to it facultatively, it generally does not require ceding companies to retain a portion of the underlying risk when business is written on a facultative basis.

      In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2004, reinsurance of such policies was reflected in interest-sensitive contract reserves of approximately $1.0 billion and policy loans of $957.6 million.

Asset-Intensive Reinsurance

      Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of December 31, 2004, reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $3.8 billion.

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

Financial Reinsurance

      The Company's financial reinsurance sub-segment assists ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies' financial strength and regulatory surplus position. The Company commits cash or assumes regulatory insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.

      The Company primarily targets highly rated insurance companies for financial reinsurance due to the credit risk associated with this business. A careful analysis is performed before providing any regulatory surplus enhancement to the ceding company. This analysis assures that the Company understands the risks of the underlying insurance product and that the surplus has a high likelihood of being repaid through the future profits of the business. If the future profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants tracks experience for each treaty on a quarterly basis in comparison to expected models. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on regulatory surplus created by this business.

      Customer Base

      The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that over 75% of the top 100 U.S. life insurance companies, based on premiums, are clients. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2004, 48 non-affiliated clients generated annual gross premiums of $5.0 million or more and the aggregate gross premiums from these clients represented approximately 86.1% of U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same holding company structure are combined.

      MetLife and its affiliates (excluding the Company) generated approximately $241.0 million or 10.0% of U.S. operations gross premiums in 2004.

CANADA OPERATIONS

      The Canada operations represented 7.6%, 8.1%, and 9.1% of the Company's net premiums in 2004, 2003, and 2002, respectively. In 2004, the Canadian life operations assumed $19.6 billion in new business, all of which resulted from recurring new business. Approximately 89% of the 2004 recurring new business was written on an automatic basis.

      The Company operates in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada is a leading life reinsurer in Canada assisting clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products. Approximately 92% of RGA Canada's premium income is derived from life reinsurance products.

      Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. During 2004, the two largest clients represented $130.3 million, or 45.8%, of gross premiums. Three other clients individually represented more than 5% of Canada's gross premiums. Together, these three clients represented 20.3% of Canada's gross premiums. The Canada operations compete with a small number of individual and group life reinsurers primarily on the basis of price, service, and financial strength.

      As of December 31, 2004, RGA Canada had two offices and maintained a staff of eighty-three people at the Montreal office and fifteen people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

EUROPE & SOUTH AFRICA OPERATIONS

      The Europe & South Africa operations represented 14.3%, 13.8%, and 11.5% of the Company's net premiums in 2004, 2003, and 2002, respectively. This segment provides primarily life reinsurance to clients located in Europe (primarily in the United Kingdom and Spain), South Africa, and more recently, India. The principal types of business have been reinsurance of a variety of life products through yearly renewable term and coinsurance agreements and the reinsurance of accelerated critical illness coverage, which pays on the earlier of death or diagnosis of a pre-defined critical illness. These agreements may be either facultative or automatic agreements. Premiums earned from accelerated critical illness coverage represented 35.1% of the total gross premiums for this segment in 2004. The segment's three largest clients, all part of the Company's U.K. operations, generated approximately $349.5 million, or 69.1%, of the segment gross premiums in 2004.

      During 2000, RGA UK began operating in the United Kingdom, where an increasing number of insurers are ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis, creating what we believe are reinsurance opportunities. The reinsurers present in the market include the large global companies with which RGA also competes in other markets.

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

      In Spain, the Company has business relationships with more than thirty companies covering both individual and group life business. In 2002, RGA opened a representative office in India marketing life reinsurance support on individual and group business.

      RGA's subsidiaries in the United Kingdom and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company's U.S. operations. Divisional management through RGA International Corporation (Nova Scotia ULC) ("RGA International"), based in Toronto, provides additional services for these markets. In total as of December 31, 2004, this segment employed twenty-seven people in Toronto, thirty-seven people in the United Kingdom, forty-three people in South Africa, seven people in Spain and five people in India.

ASIA PACIFIC OPERATIONS

      The Asia Pacific operations represented 11.9%, 9.8%, and 8.1% of the Company's net premiums in 2004, 2003, and 2002, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices in Hong Kong, Japan, and New Zealand, representative offices in China, Taiwan and South Korea, and a regional office in Sydney. In January 2005, the Company received approval to open a representative office in China. The Company also established a reinsurance subsidiary in Australia in January 1996. During 2004, the two largest clients, both in Australia, generated approximately $65.9 million, or 15.2% of the total gross premiums for the Asia Pacific operations.

      Within the Asia Pacific segment as of December 31, 2004, eight people were on staff in the Hong Kong office, twenty-one people were on staff in the Japan office, six people were on staff in the Taiwan office, eight people were on staff in the South Korean Office, eight people were on staff in the Sydney regional office, ten were on staff at the St. Louis office, and RGA Australian Holdings maintained a staff of thirty-eight people. The Hong Kong, Japan, Taiwan, and South Korea offices primarily provide marketing and underwriting services to the direct life insurance companies with other service support provided directly by the Company's U.S. and Sydney regional operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company's U.S. and Sydney regional operations.

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

CORPORATE AND OTHER

      Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized investment gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million, 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners, Inc. ("RTP"), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business ("AFJP"), which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina in 2001 because of adverse claims experience on the business. See Item 3, "Legal Proceedings." for additional AFJP information.

DISCONTINUED OPERATIONS

      As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company's discontinued accident and health division may be found in Note 20 to the Consolidated Financial Statements.

D.    FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

      The Company's foreign operations are primarily in Canada, the Asia Pacific region, Europe and South Africa. Revenue, income (loss), which includes net realized gains (losses) before income tax, interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 16 to the Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, the Company's financial position and results of operations have not been materially adversely affected thereby to date.

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

Item  2. PROPERTIES

U.S. operations and Corporate and Other operations

      RGA Reinsurance houses its employees and the majority of RGA's officers in approximately 136,000 square feet of office space at 1370 Timberlake Manor Parkway, Chesterfield, Missouri. These premises are leased through August 31, 2009, at annual rents ranging from approximately $2,600,000 to $2,800,000. RGA Reinsurance also conducts business from a total of approximately 1,400 square feet of office space in Norwalk, Connecticut and North Palm Beach, Florida. These premises are leased through December 2005, at an annual rent of approximately $39,000. RGA Reinsurance also leases approximately 2,000 square feet of office space in Mexico at an annual rent of approximately $62,000. GA Argentina, part of the Corporate and Other operations, conducts business from approximately 6,600 square feet of office space in Buenos Aires. These premises are leased through July 2007, at annual rents of approximately $30,000.

Canada operations

      RGA Canada conducts business from approximately 26,000 square feet of office space in Montreal and Toronto, Canada. These premises are leased through November 2016, at annual rents ranging from approximately $474,000 to $545,000. These rents are net of expected sublease income ranging from approximately $390,000 to $411,000 annually through 2010.

Europe & South Africa operations

      RGA Reinsurance also conducts business from a total of approximately 4,100 square feet of office space in Madrid and Mumbai. These premises are leased through November 2007, at annual rents of approximately $79,000. RGA International, which also provides support functions for the Asia Pacific operations, conducts business from approximately 9,300 square feet of office space in Toronto. These premises are leased through August 2007, at annual rents of approximately $416,000. These rents are net of approximately $31,000 received from a sublease through 2005. RGA UK conducts business from approximately 6,400 square feet of office space in London. These premises are leased through April 2010, at annual rents of approximately $807,000. RGA South Africa conducts business from approximately 12,800 square feet of office space in Cape Town and Johannesburg. These premises are leased through June 2009, at annual rents of approximately $185,000.

Asia Pacific operations

      RGA Reinsurance also conducts business from a total of approximately 23,000 square feet of office space in Hong Kong, Tokyo, Taipei and Seoul. These premises are leased through April 2008, at annual rents of approximately $1,239,000. RGA Australia conducts business from approximately 8,400 square feet of office space in Sydney. These premises are leased through January 2010, at annual rents of approximately $229,000.

      The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for our current and projected future requirements.

Item  3. LEGAL PROCEEDINGS

      The Company is currently a party to an arbitration that involves personal accident business (including London market excess of loss business) written through its discontinued accident and health business. In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of January 31, 2005, the companies involved in these disputes have raised claims, or established reserves that may result in claims, in the amount of $4.4 million, which is $3.7 million in excess of the amounts held in reserve by the Company. In these disputes, the Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies.

      In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company in the amount of $24.9 million, which is $24.5 million in excess of the amounts held in reserve by the Company. These claims appear to relate to personal accident business (including London market excess of loss business) and workers' compensation carve out business. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See Note 20 to the Consolidated Financial Statements, "Discontinued Operations" for more information.

      From time to time, the Company is subject to litigation and arbitration related to its reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

      In addition, as explained in greater detail in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," AFJP claims payments are linked to AFJP fund unit values, which we believe are artificially inflated because of the regulatory intervention of the Argentine government. In view of this fact, coupled with the acceleration of permanent disability payments, during the third quarter of 2004, the Company formally notified the AFJP ceding companies that it will no longer make artificially inflated claim payments, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of any such future litigations or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

      In addition, the Company is currently in negotiations with some of the AFJP ceding companies regarding commutation of their contracts. In the fourth quarter of 2004, the Company increased the amount of liabilities associated with the AFJP business by $10.0 million, so that the overall amount of the liabilities reflects the Company's current estimate of the value of its obligations, and reflects the uncertainty regarding the amount and timing of claims payments and the outcome of any negotiated settlements.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters that were submitted to a vote of security holders during the fourth quarter of 2004.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      Information about the market price of the Company's common equity, dividends and related stockholder matters is contained in Item 8 under the caption "Quarterly Data (Unaudited)" and in Item 1 under the caption "Restrictions on Dividends and Distributions." Additionally, insurance companies are subject to statutory regulations that restrict the payment of dividends. See
Item 1 under the caption "Restrictions on Dividends and Distributions."

      See Item 12 for information regarding securities authorized for issuance under equity compensation plans.

Item 6. SELECTED FINANCIAL DATA

      The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(in millions, except per share and operating data)

YEARS ENDED DECEMBER 31,                                          2004          2003          2002          2001          2000
INCOME STATEMENT DATA
Revenues:
   Net premiums                                                 $ 3,347.4     $ 2,643.2     $ 1,980.7     $ 1,661.8     $ 1,404.1
   Investment income, net of related expenses                       580.5         465.6         374.5         340.6         326.5
   Realized investment gains (losses), net                           29.5           5.3         (14.6)        (68.4)        (28.7)
   Change in value of embedded derivatives                           26.1          43.6             -             -             -
   Other revenues                                                    55.4          47.3          41.4          34.3          23.8
                                                                ---------     ---------     ---------     ---------     ---------
     Total revenues                                               4,038.9       3,205.0       2,382.0       1,968.3       1,725.7

Benefits and expenses:
   Claims and other policy benefits                               2,678.5       2,108.4       1,539.5       1,376.8       1,103.6
   Interest credited                                                198.9         179.7         126.7         111.7         104.8
   Policy acquisition costs and other insurance expenses            591.0         458.2         391.5         304.2         243.5
   Change in deferred acquisition costs associated with
        change in value of embedded derivatives                      22.9          30.7             -             -             -
   Other operating expenses                                         140.0         119.6          94.8          91.3          81.2
   Interest expense                                                  38.4          36.8          35.5          18.1          17.6
                                                                ---------     ---------     ---------     ---------     ---------
     Total benefits and expenses                                  3,669.7       2,933.4       2,188.0       1,902.1       1,550.7
                                                                ---------     ---------     ---------     ---------     ---------

   Income from continuing operations before income taxes            369.2         271.6         194.0          66.2         175.0

     Provision for income taxes                                     123.9          93.3          65.5          26.3          69.2
                                                                ---------     ---------     ---------     ---------     ---------

   Income from continuing operations                                245.3         178.3         128.5          39.9         105.8

   Discontinued operations:

     Loss from discontinued accident and health operations,
       net of income taxes                                          (23.0)         (5.7)         (5.7)         (6.9)        (28.1)
     Cumulative effect of change in accounting principle,
       net of income taxes                                           (0.4)          0.5             -             -             -
                                                                ---------     ---------     ---------     ---------     ---------
   Net income                                                   $   221.9     $   173.1     $   122.8     $    33.0     $    77.7
                                                                =========     =========     =========     =========     =========

BASIC EARNINGS PER SHARE
Continuing operations                                           $    3.94     $    3.47     $    2.60     $    0.81     $    2.14
Discontinued operations                                             (0.37)        (0.11)        (0.11)        (0.14)        (0.57)
Accounting change                                                   (0.01)         0.01             -             -             -
                                                                ---------     ---------     ---------     ---------     ---------
Net income                                                      $    3.56     $    3.37     $    2.49     $    0.67     $    1.57

DILUTED EARNINGS PER SHARE
Continuing operations                                           $    3.90     $    3.46     $    2.59     $    0.80     $    2.12
Discontinued operations                                             (0.37)        (0.11)        (0.12)        (0.14)        (0.56)
Accounting change                                                   (0.01)         0.01             -             -             -
                                                                ---------     ---------     ---------     ---------     ---------
Net income                                                      $    3.52     $    3.36     $    2.47     $    0.66     $    1.56

Weighted average diluted shares, in thousands                      62,964        51,598        49,648        49,905        49,920

Dividends per share on common stock                             $    0.27     $    0.24     $    0.24     $    0.24     $    0.24

BALANCE SHEET DATA
Total investments                                               $10,564.2     $ 8,883.4     $ 6,650.2     $ 5,088.4     $ 4,560.2
Total assets                                                     14,048.1      12,113.4       8,892.6       7,016.1       6,090.0
Policy liabilities                                               10,314.5       8,811.8       6,603.7       5,077.1       4,617.7
Long-term debt                                                      349.7         398.1         327.8         323.4         272.3
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures of the Company                            158.4         158.3         158.2         158.1             -
Total stockholders' equity                                        2,279.0       1,947.7       1,222.5       1,005.6         862.9
Total stockholders' equity per share                            $   36.50     $   31.33     $   24.72     $   20.30     $   17.51

OPERATING DATA (IN BILLIONS)
Assumed ordinary life reinsurance in force                      $ 1,458.9     $ 1,252.2     $   758.9     $   616.0     $   545.9
Assumed new business production                                     279.1         544.4         230.0         171.1         161.1

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, among others, statements relating to projections of the strategies, earnings, revenues, income or loss, ratios, future financial performance, and growth potential of Reinsurance Group of America, Incorporated and its subsidiaries (referred to in the following paragraphs as "we," "us," or "our"). The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

      Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (4) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (5) risks inherent in our risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) adverse litigation or arbitration results, (8) the adequacy of reserves relating to settlements, awards and terminated and discontinued lines of business, (9) the stability of governments and economies in the markets in which we operate, (10) competitive factors and competitors' responses to our initiatives, (11) the success of our clients, (12) successful execution of our entry into new markets, (13) successful development and introduction of new products, (14) our ability to successfully integrate and operate reinsurance business that we acquire, (15) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (16) our dependence on third parties, including those insurance companies and reinsurers to which we cede some reinsurance, third-party investment managers and others, (17) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (18) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission ("SEC").

      Forward-looking statements should be evaluated together with the many risks and uncertainties that affect our business, including those mentioned in this document and the cautionary statements described in the periodic reports we file with the SEC. These forward-looking statements speak only as of the date on which they are made. We do not undertake any obligations to update these forward-looking statements, even though our situation may change in the future. We qualify all of our forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to consult the sections named "Risk Factors" and "Cautionary Statement Regarding Forward-Looking Statements."

SUBSEQUENT EVENT

On January 31, 2005, MetLife announced an agreement to purchase Travelers Life & Annuity and substantially all of Citigroup's international insurance business. To help finance that transaction, MetLife indicated that it would consider select asset sales, including its holdings of RGA's common stock.

OVERVIEW

      RGA is an insurance holding company that was formed on December 31, 1992. As of December 31, 2004, General American, a Missouri life insurance company, directly owned approximately 51.6% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

      The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RGA Barbados, RGA Canada, RGA Americas, RGA Australia and RGA UK as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the "Company").

      We are primarily engaged in traditional individual life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. Approximately 73.7% of our 2004 net premiums were from our more established operations in North America, which include our U.S. and Canada segments.

      We believe we are one of the leading life reinsurers in North America based on premiums and the amount of life insurance in force. We believe, based on an industry survey prepared by Munich American at the request of the Society of Actuaries Reinsurance Section ("SOA survey"), that we have the second largest market share in North America as measured by life insurance in force. Our approach to the North American market has been to:

         -  focus on large, high quality life insurers as clients;

         - provide quality facultative underwriting and automatic reinsurance capacity; and

         -  deliver responsive and flexible service to our clients.

      In 1994, we began using our North American underwriting expertise and industry knowledge to expand into international markets and now have subsidiaries, branches or offices in Australia, Barbados, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom. These operations are included in either our Asia Pacific segment or our Europe & South Africa segment. We generally start new operations from the ground up in these markets as opposed to acquiring existing operations, and we often enter these markets to support our North American clients as they expand internationally. Based on Standard & Poor's Global Reinsurance Highlights, 2004 Edition, we believe we are the fourth largest life reinsurer in the world based on 2003 gross premiums. While RGA believes information published by Standard & Poor's is generally reliable, RGA has not independently verified the data. Standard & Poor's does not guarantee the accuracy and completeness of the information. We conduct business with the majority of the largest U.S. and international life insurance companies, with no single non-affiliated client representing more than 10% of 2004 consolidated gross premiums. We have also developed our capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.

INDUSTRY TRENDS

      We believe that the following trends in the life insurance industry will continue to create demand for life reinsurance.

      Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has grown from $2.6 trillion in 1998 to $5.8 trillion at year-end 2003. We believe this trend reflects increased utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. Reinsurers are able to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.

      Increased Capital Sensitivity. Regulatory environments, rating agencies and competitive business pressures are causing life insurers to reinsure as a means to:

         - manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital they need to maintain;

         -  release capital to pursue new business initiatives; and

         - unlock the capital supporting, and value embedded in, non-core product lines.

      Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations in recent years within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2003, the top five companies held over 70% of the market share in North America based on life reinsurance in force, whereas in 1995, the top five companies held less than 50% of the market share. As a consequence, we believe the life reinsurance pricing environment may reflect higher prices in the future.

      The SOA surveys indicate that the authors obtained information from participating or responding companies and do not guarantee the accuracy and completeness of their information. Additionally, the surveys do not survey all reinsurance companies, but RGA believes most of its principal competitors are included. While RGA believes these surveys to be generally reliable, RGA has not independently verified their data.

      Additionally, the number of merger and acquisition transactions within the life insurance industry has increased in recent years. We believe that reorganizations and consolidations of life insurers will continue. As reinsurance products are increasingly used to facilitate these transactions and manage risk, we expect demand for our products to continue.

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

      Continue Growth of Core North American Business. Our strategy includes continuing to grow each of the following components of our North American operations:

         - Facultative Reinsurance. Based on discussions with our clients and informal knowledge about the industry, we believe we are a leader in facultative underwriting in North America. We intend to maintain that status by emphasizing our underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs. We believe our facultative business has allowed us to develop close, long-standing client relationships and generate additional business opportunities with our facultative clients.

         - Automatic Reinsurance. We intend to expand our presence in the North American automatic reinsurance market by using our mortality expertise and breadth of products and services to gain additional market share.

         - In Force Block Reinsurance. We anticipate additional opportunities to grow our business by reinsuring "in force block" insurance, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity. We took advantage of one such opportunity in 2003 when we assumed the traditional life reinsurance business of Allianz Life.

      Continue Expansion Into Selected Markets. Our strategy includes building upon the expertise and relationships developed in our core North American business platform to continue our expansion into selected products and markets, including:

         - International Markets. Management believes that international markets offer opportunities for growth, and we intend to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, we have entered twelve markets internationally, including, in the mid-to-late 1990's, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the U.K., and in the last three years, China, India and South Korea. During January 2005, we received approval to open a representative office in China. Before entering new markets, we evaluate several factors including:

               -  the size of the insured population,

               -  competition,

               -  the level of reinsurance penetration,

               -  regulation,

               -  existing clients with a presence in the market, and

               -  the economic, social and political environment.

            We generally start new operations in these markets from the ground up as opposed to acquiring existing operations, and we often enter these markets to support our North American clients as they expand internationally. Many of the markets that we have entered since 1994, or may enter in the future, are not utilizing life reinsurance, including facultative life reinsurance, at the same levels as the North American market, and therefore, we believe represent opportunities for increasing reinsurance penetration.

            Additionally, we believe that in certain markets, ceding companies may want to reduce counterparty exposure to their existing life reinsurers, creating opportunities for us.

         - Asset-intensive and Other Products. We intend to continue leveraging our existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive and other products.

Financial Objectives

   We set various consolidated financial and operating goals for the intermediate period (next three to five years) including:

      -   Achieving a return on stockholders' equity of 12% to 14%;

      -   Achieving annual earnings per share growth of 12% to 13%; and

      -   Maintaining a debt to capital ratio of 20% to 25%.

   Additionally, we establish various financial growth objectives for our operational segments for the intermediate period (next three to five years). For our U.S. and Canada operations, we are targeting premium and income before income taxes growth of 10% to 12%. Our newer international operations, which include Europe & South Africa, and Asia Pacific, are smaller and their annual financial results are subject to more volatility. However, over the intermediate term (next three to five years), we are targeting premium and income before income taxes growth of 20% to 25%.

   These targets are aspirational and you should not rely on them. We can give no assurance that we will be able to approach or meet any of these objectives, and we may fall short of any or all of them. See "Forward-Looking and Cautionary Statements."

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

      During December 2003, we completed a large coinsurance agreement with Allianz Life. Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business did not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction added additional scale to our U.S. traditional business, but did not significantly add to our client base because most of the underlying ceding companies were already our clients. As of December 31, 2004, approximately 96.2% of the underlying ceding companies, representing approximately 95.7% of the business in force, had novated their treaties from Allianz Life to RGA Reinsurance during 2004. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life. The profitability of the business is not dependent on novation.

      The transaction was effective retroactive to July 1, 2003. Under the agreement, Allianz Life transferred to RGA Reinsurance $425.7 million in cash and statutory reserves. RGA Reinsurance paid Allianz Life a ceding commission of $310.0 million. As a result of this transaction, during the fourth quarter of 2003, our U.S. traditional sub-segment reflected $246.1 million in net premiums and approximately $6.8 million of net income, after tax. Additionally, as of December 31, 2003, we reflected $217.6 million in invested assets and cash, $264.0 million in deferred policy acquisition costs and $455.5 million in future policy benefits on our consolidated balance sheet.

      Consolidated assumed insurance in force increased from $1.3 trillion to $1.5 trillion for the year ended December 31, 2004. Assumed new business production for 2004 totaled $279.1 billion compared to $544.4 billion in 2003 and $230.0 billion in 2002. The transaction with Allianz Life contributed $287.2 billion of the 2003 increase in new business production.

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

      We maintain two catastrophe insurance programs that renew on August 13th of each year. The current programs began August 13, 2004. The primary program covers all of our business worldwide and provides protection for losses incurred during any event involving 10 or more insured deaths. Under this program, we retain the first $50 million in claims, the catastrophe program covers the next $30 million in claims, and we retain all claims in excess of $80 million. This program covers catastrophic losses from covered events, including natural disasters and terrorism-related losses due to nuclear, chemical or biological events. Under the second program, which covers events involving 5 or more insured deaths, we retain the first $25 million in claims, the catastrophe program covers the next $25 million in claims, and we retain all claims in excess of $50 million. It covers only losses under U.S. guaranteed issue (e.g. company- and bank-owned life insurance) reinsurance and includes losses due to acts of terrorism but excludes terrorism losses due to nuclear, chemical and/or biological events. Both programs are insured by several insurance companies and Lloyds Syndicates, with no single entity providing more than $13 million of coverage.

      Since December 31, 1998, we have formally reported our accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, we expect to pay claims over a number of years as the level of business diminishes. We will report a loss to the extent claims and related expenses exceed established reserves. During 2004, the accident and health division reported a net loss of $23.0 million due to claim payments in excess of established reserves, an arbitration settlement and legal fees. See
Note 20 to the Consolidated Financial Statements. The increase in 2004 is due primarily to a negotiated settlement of all disputed claims associated with the Company's largest identified accident and health exposure.

      The Company has five main operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance primarily to domestic clients. The Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of critical illness products. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets we are developing. Our discontinued accident and health business is excluded from continuing operations. We measure segment performance based on profit or loss from operations before income taxes.

      Consolidated income from continuing operations increased 37.6% in 2004 to $245.3 million and increased 38.8% in 2003 to $178.3 million. Diluted earnings per share from continuing operations were $3.90 for 2004 compared to $3.46 for 2003 and $2.59 for 2002. A majority of our earnings during these years were attributed primarily to traditional reinsurance results in the U.S. Claims and other policy benefits as a percentage of net premiums during 2004 and 2003 were 80.0% and 79.8%, respectively, and within our range of expectations. Additionally, 2004 and 2003 income from continuing operations for our U.S. Traditional operations benefited from the Allianz Life transaction as twelve months and six months of financial results were included, respectively.

      Our results in 2004 were adversely affected by the Indian Ocean tsunami on December 26, 2004. At December 31, 2004, we recorded $7.5 million in policy claims and benefits, including an estimate for incurred but not reported claims. As of February 17, 2005, we had received 14 death claims totaling approximately $2.2 million due to this tragedy. Our estimate is based on the limited information received to date and is subject to change.

      Consolidated investment income increased 24.7% and 24.3% during 2004 and 2003, respectively. These increases related to a growing invested asset base due to positive cash flows from our mortality operations and deposits from several annuity reinsurance treaties, offset, in part, by declining invested asset yields primarily due to a decline in prevailing interest rates. The cost basis of invested assets increased by $1.5 billion, or 17.7%, in 2004 and increased $2.1 billion, or 32.3%, in 2003. In excess of $400 million of the increase in the cost basis of invested assets during 2003 was due to the Company's common equity offering in which 12,075,000 new shares were issued. The average yield earned on investments, excluding funds withheld, was 5.91% in 2004, compared with 6.39% in 2003 and 6.51% in 2002. We expect the average yield to vary from year to year depending on a number of variables, including the prevailing interest rate environment, and changes in the mix of our underlying investments. Funds withheld assets are associated with annuity contracts on which we earn a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities. Investment income and realized investment gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

      The consolidated provision for income taxes for continuing operations represented approximately 33.6%, 34.3%, and 33.8% of pre-tax income for 2004, 2003, and 2002, respectively. Absent unusual items, we expect the consolidated effective tax rate to be between 34% and 35%. The effective tax rates for 2004 and 2002 include the effect of $1.9 million and $2.0 million reductions in tax liabilities, respectively, resulting from the favorable resolution of a tax position and the settlements of Internal Revenue Service ("IRS") audit issues. The Company calculated tax benefits related to its discontinued operations of $12.4 million for 2004, and $3.1 million for 2003 and 2002. The effective tax rate on the discontinued operations was approximately 35% for each of the three years.

CRITICAL ACCOUNTING POLICIES

      The Company's accounting policies are described in Note 2 to the Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs ("DAC"), the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims, the valuation of investment impairments, and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company's financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

      Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that the possibility of a significant loss from insurance risk will occur only under remote circumstances, it records the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.

      Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect our expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. The Company performs periodic tests to establish that DAC remains recoverable, and if experience significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2004, 2003 or 2002. As of December 31, 2004, the Company estimates that approximately 52% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

      Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves established by the Company may differ from those established by its ceding companies (clients) due to the use of different mortality and other assumptions. However, the Company relies on its clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. RGA's administration departments work directly with clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. RGA establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors we discover or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to our computer systems.

      The Company periodically reviews actual historical experience and relative anticipated experience compared to the assumptions used to establish policy reserves. Further, the Company determines whether actual and anticipated experience indicates that existing policy reserves together with the present value of future gross premiums are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. This loss recognition testing is performed at the segment level and, if necessary, net liabilities are increased along with a charge to income. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.

      Claims payable for incurred but not reported claims are determined using case basis estimates and lag studies of past experience. These estimates are periodically reviewed, and any adjustments to such estimates, if necessary, are reflected in current operations.

      The Company primarily invests in fixed maturity securities. The Company monitors its fixed maturity securities to determine potential impairments in value. The Company evaluates factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, the intent and ability to hold securities, and various other subjective factors. Securities, based on management's judgments, with an other-than-temporary impairment in value are written down to management's estimate of fair value.

      Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company's results of operations and financial condition.

      The Company is currently a party to various litigation and arbitrations. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or even provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods. See Note 20 to the Consolidated Financial Statements.

      Further discussion and analysis of the results for 2004 compared to 2003 and 2002 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

      U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-traditional category consists of Asset-Intensive and Financial Reinsurance.

                                                                            NON-TRADITIONAL
FOR THE YEAR ENDED DECEMBER 31, 2004                                    ASSET-         FINANCIAL        TOTAL
(in thousands)                                     TRADITIONAL        INTENSIVE       REINSURANCE        U.S.
--------------                                     -----------        ---------       -----------       -----
REVENUES:
  Net premiums                                   $      2,207,817    $     4,833    $            -  $   2,212,650
  Investment income, net of related expenses              220,080        215,862               173        436,115
  Realized investment gains (losses), net                   9,738         (7,196)                -          2,542
  Change in value of embedded derivatives                       -         26,104                 -         26,104
  Other revenues                                            4,157          9,735            27,419         41,311
                                                 ----------------    -----------    --------------  -------------
     Total revenues                                     2,441,792        249,338            27,592      2,718,722
BENEFITS AND EXPENSES:
  Claims and other policy benefits                      1,758,452          9,751                 2      1,768,205
  Interest credited                                        50,290        146,480                 -        196,770
  Policy acquisition costs and other
    insurance expenses                                    329,006         48,243             9,521        386,770
  Change in DAC associated with change in
    value of embedded derivatives                               -         22,896                 -         22,896
  Other operating expenses                                 43,977          4,714             5,466         54,157
                                                 ----------------    -----------    --------------  -------------
       Total benefits and expenses                      2,181,725        232,084            14,989      2,428,798

       Income before income taxes                $        260,067    $    17,254    $       12,603  $     289,924
                                                 ================    ===========    ==============  =============

                                                                                           Non-Traditional
FOR THE YEAR ENDED DECEMBER 31, 2003                                                    Asset-        Financial        Total
(in thousands)                                                       Traditional      Intensive      Reinsurance        U.S.
--------------                                                       -----------      ---------      -----------        ----
REVENUES:
  Net premiums                                                     $    1,797,478    $     4,315    $            -  $   1,801,793
  Investment income, net of related expenses                              181,897        164,127               105        346,129
  Realized investment losses, net                                          (5,715)        (1,674)                -         (7,389)
  Change in value of embedded derivatives                                       -         43,596                 -         43,596
  Other revenues                                                            3,920          6,524            27,302         37,746
                                                                   --------------    -----------    --------------  -------------
     Total revenues                                                     1,977,580        216,888            27,407      2,221,875
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                      1,457,886          2,976                 -      1,460,862
  Interest credited                                                        58,317        119,621                 -        177,938
  Policy acquisition costs and other insurance expenses                   241,877         34,422             9,900        286,199
  Change in DAC associated with change in value of embedded
    derivatives                                                                 -         30,665                 -         30,665
  Other operating expenses                                                 41,186          3,809             5,128         50,123
                                                                   --------------    -----------    --------------  -------------
       Total benefits and expenses                                      1,799,266        191,493            15,028      2,005,787

       Income before income taxes                                  $      178,314    $    25,395    $       12,379  $     216,088
                                                                   ==============    ===========    ==============  =============

                                                                                           Non-Traditional
                                                                                        Asset-         Financial        Total
FOR THE YEAR ENDED DECEMBER 31, 2002                               Traditional       Intensive        Reinsurance        U.S.
(in thousands)                                                     -----------       ---------        -----------        ----
REVENUES:
  Net premiums                                                   $     1,407,751    $      3,786      $          -   $  1,411,537
  Investment income, net of related expenses                             161,869         110,019               191        272,079
  Realized investment gains (losses), net                                 (6,194)         (4,135)                -        (10,329)
  Other revenues                                                           2,802           7,277            26,586         36,665
                                                                 ---------------    ------------      ------------   ------------
     Total revenues                                                    1,566,228         116,947            26,777      1,709,952
BENEFITS AND EXPENSES:
  Claims and other policy benefits                                     1,097,998          17,376                 -      1,115,374
  Interest credited                                                       56,675          65,504                 -        122,179
  Policy acquisition costs and other insurance expenses                  228,800          18,560             8,196        255,556
  Other operating expenses                                                30,505           1,242             9,295         41,042
                                                                 ---------------    ------------      ------------   ------------
       Total benefits and expenses                                     1,413,978         102,682            17,491      1,534,151

       Income before income taxes                                $       152,250    $     14,265      $      9,286   $    175,801
                                                                 ===============    ============      ============   ============

      Income before income taxes for the U.S. operations totaled $289.9 million in 2004, compared to $216.1 million for 2003 and $175.8 million in 2002. The increase in revenue from a larger portfolio of mortality risk in the Traditional sub-segment is the primary reason for the growth in earnings for the current year. The Allianz Life acquisition is the major factor for the growth in revenue in 2004 compared to the prior periods. Revenue growth in the traditional sub-segment, including the Allianz Life business, and the change in fair value of embedded derivatives in the Asset Intensive sub-segment contributed to the increase in income before income taxes in 2003 compared to 2002.

Traditional Reinsurance

      The U.S. traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During 2004, production totaled $168.8 billion of face amount of new business, compared to $423.4 billion in 2003 and $150.3 billion in 2002. Production for 2003 includes $287.2 billion related to the Allianz Life transaction. Management believes industry consolidation and the trend toward reinsuring mortality risks should continue to provide opportunities for growth.

      Income before income taxes for U.S. traditional reinsurance increased 45.8% in 2004 and 17.1% in 2003. Contributing to the increase for 2004 and 2003 is the Allianz Life business, which generated a full year of premium and income in 2004 and 6 months of premium and income in 2003.

      Net premiums for U.S. traditional reinsurance increased $410.3 million in 2004, or 22.8%. Similarly, net premiums increased $389.7 million in 2003, or 27.7%, primarily due to the $246.1 million in net premiums from the Allianz Life transaction. During 2004, the Allianz Life business was fully integrated into the U.S. traditional sub-segment. The increased premium is driven by the growth of total U.S. business in force, which increased to $996.7 billion in 2004, an increase of 11.1% over prior year. Total in force at year-end 2003 was $896.8 billion. This included $278.0 billion of in force from the Allianz Life acquisition. Premium levels can be influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

      Net investment income increased $38.2 million, or 21.0%, and $20.0 million, or 12.4%, in 2004 and 2003, respectively. The increase in both years is due to growth in the invested asset base, primarily due to the Allianz Life transaction as well as increased operating cash flows on traditional reinsurance. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

      Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 79.6%, 81.1%, and 78.0% in 2004, 2003, and 2002, respectively.
Over the past 3 years, the mortality experience in this sub-segment has fluctuated. This is somewhat expected as death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. In 2004, overall mortality experience was slightly favorable. Conversely, in 2003, mortality experience in this business was slightly higher than anticipated, while the 2002 ratio reflects favorable mortality experience.

      Interest credited relates to amounts credited on the Company's cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance. Interest credited expense in 2004 totaled $50.3 million compared to $58.3 million at year-end 2003. This decrease relates primarily to one treaty in which the credited loan rate dropped from 6.9% in 2003 to 5.1% in 2004.

      The amount of policy acquisition costs and other insurance expenses, as a percentage of net premiums, was 14.9%, 13.5%, and 16.3% in 2004, 2003 and 2002, respectively. Overall, these percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements, the timing of amounts due to and from ceding companies, as well as the amortization pattern of previously capitalized amounts, which are based on the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.

      Other operating expenses, as a percentage of net premiums, were 2.0%, 2.3% and 2.2% in 2004, 2003 and 2002, respectively. The slight increase in 2003 can be attributed to the $2.7 million of expenses associated with the Allianz Life transaction that were not capitalized. Operating expenses for 2004 increased 6.8% primarily due to technology related costs; however, growth in premium has more than offset this increase, resulting in a reduction in this ratio to 2.0%.

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

      During 2003, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded
Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). The Company recorded a change in value of embedded derivatives during 2004 and 2003 of $26.1 million and $43.6 million within revenues and $22.9 million and $30.7 million of related deferred acquisition costs, respectively (see Note 2 - "New Accounting Pronouncements" in Notes to Consolidated Financial Statements for further discussion).

      Income before income taxes decreased in 2004 to $17.3 million compared to $25.4 million and $14.3 million in 2003 and 2002, respectively. This decrease is primarily due to the change in the fair value of embedded derivatives, which resulted in a $3.2 million net gain for 2004 compared to a net gain of $12.9 million in 2003. The fair value of the derivatives is tied primarily to movements in credit spreads; therefore, the value is expected to fluctuate significantly over time. In addition, a $2.0 million loss on the conversion of a coinsurance-funds withheld annuity treaty to a coinsurance treaty in the third quarter of 2004 contributed to the decrease in income before income taxes. The conversion resulted in $11.7 million of additional investment income offset by $13.7 million in amortization of policy acquisition costs. Higher realized investment losses also contributed to the decrease in income for 2004. Somewhat offsetting the losses was increased investment income due to the higher invested asset base. Results for 2003 were also affected by higher than expected credit losses within the funds withheld portfolios.

      Total revenues, which are comprised primarily of investment income, increased 15.0% and 85.5% in 2004 and 2003, respectively. The increase in 2004 is primarily attributed to continued growth in the asset base for this segment coupled with the $11.7 million increase in investment income due to the aforementioned converted annuity treaty. Contributing to the increase in 2003 was the implementation of Issue B36, which resulted in additional revenue of $43.6 million. This, along with the continued growth in the asset base, is the primary reason for the significant growth in 2003. The average invested asset balance was $3.3 billion, $2.7 billion and $1.9 billion for 2004, 2003 and 2002, respectively. Invested assets outstanding as of December 31, 2004 and 2003 were $3.7 billion and $3.1 billion, of which $1.9 billion and $2.0 billion were funds withheld at interest, respectively.

      Total expenses, which is comprised primarily of interest credited, policy benefits, and acquisition costs increased 21.2% and 86.5% in 2004 and 2003, respectively. Contributing to the increase in 2004 are policy acquisition costs, which increased $13.7 million due to the conversion of the funds withheld treaty previously discussed and interest credited, which increased $26.9 million, or 22.5%, primarily due to the 22.2% increase in the average invested asset base discussed above. The decrease in the deferred acquisition costs associated with the change in value of the embedded derivatives from $30.7 million in 2003 to $22.9 million in 2004 somewhat offset the increased expenses. The increase in expenses for 2003 compared to 2002 is attributable to the implementation of Issue B36 and growth in business for the comparable periods.

Financial Reinsurance

      The U.S. financial reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. Included in the results is net income from RGA Financial Group L.L.C. ("RGA Financial Group"), a wholly-owned subsidiary. The majority of the financial reinsurance transactions assumed by the Company are retroceded to other insurance companies. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses. RGA Financial Group earns fees from brokered business that is placed with third parties and does not participate in the assumption of the financial reinsurance. This income is reflected in other revenues.

      Income before income taxes increased 1.8% and 33.3% in 2004 and 2003, respectively. Income in 2004 remained somewhat flat as the growth in capital provided was mostly offset by reduced spreads earned on the business. The increase for 2003 can be attributed to lower operating expenses allocated to this sub-segment in 2003 compared to 2002. Prior to 2003, all expenses associated with Non-Traditional Reinsurance business were allocated to Financial Reinsurance. In 2003, these expenses were divided proportionately between Asset-Intensive and Financial Reinsurance business.

      At December 31, 2004, 2003 and 2002, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $1.5 billion, $1.1 billion and $1.2 billion, respectively. The pre-tax statutory surplus includes all business assumed by the Company. Fees resulting from this business can be affected by large transactions and the timing of completion of new deals and therefore can fluctuate from period to period.

CANADA OPERATIONS

      The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products.

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)                                             2004                2003             2002
                                                           ----                ----             ----
REVENUES:
     Net premiums                                      $     253,852      $     214,738     $     181,224
     Investment income, net of related expenses              100,141             87,212            70,518
     Realized investment gains (losses), net                  11,508             13,423              (163)
     Other revenues (losses)                                      32               (212)              136
                                                       -------------      -------------     -------------
            Total revenues                                   365,533            315,161           251,715


BENEFITS AND EXPENSES:
     Claims and other policy benefits                        250,542            223,375           186,398
     Interest credited                                         1,840              1,488             1,070
     Policy acquisition costs and other insurance
       expenses                                               28,505             20,293            16,136
     Other operating expenses                                 11,161             10,441             9,480
                                                       -------------      -------------     -------------
          Total benefits and expenses                        292,048            255,597           213,084

          Income before income taxes                   $      73,485      $      59,564     $      38,631
                                                       =============      =============     =============

      RGA Canada's reinsurance in force totaled approximately $105.2 billion and $84.0 billion at December 31, 2004 and 2003, respectively. RGA Canada includes most of the life insurance companies in Canada as clients.

   Income before income taxes increased 23.4% and 54.2% in 2004 and 2003, respectively. The increase in 2004 was primarily the result of more favorable mortality experience in the current year, offset by a decrease in realized investment gains of $1.9 million, or 3.2%. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2004 relative to 2003, and contributed $4.4 million, or 7.4%, to income before income taxes in 2004. The increase in 2003 was the result of an increase of $13.6 million or 35.2% in realized investment gains as well as favorable mortality experience. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2003 relative to 2002, and contributed $6.7 million, or 17.3%, to income before income taxes in 2003.

   Net premiums increased by 18.2%, to $253.9 million in 2004, and increased by 18.5%, to $214.7 million in 2003, primarily due to new business from new and existing treaties. Additionally, a stronger Canadian dollar contributed $17.6 million, or 8.2%, and $24.1 million, or 13.3%, to net premiums reported in 2004 and in 2003, respectively. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.

   Net investment income increased by 14.8% and 23.7% during 2004 and 2003, respectively. Investment performance varies with the composition of investments. In 2004, the increase in investment income was mainly the result of a stronger Canadian dollar during 2004 compared to 2003 which contributed $6.6 million, or 7.6%, an increase in the invested asset base due to operating cash flows on traditional reinsurance which contributed $2.9 million, or 3.3%, and interest on an increasing amount of funds withheld at interest related to one treaty which contributed $2.2 million, or 2.5%. In 2003, the increase in investment income was mainly the result of a stronger Canadian dollar during 2003 compared to 2002 which contributed $9.0 million, or 12.8%, an increase in the invested asset base due to operating cash flows on traditional reinsurance which contributed $3.1 million, or 4.4%, and interest on an increasing amount of funds withheld at interest related to one treaty which contributed $2.1 million, or 3.0%. Investment income also includes an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The amount of investment income allocated to the Canadian operations was $4.8 million and $5.8 million in 2004 and 2003, respectively.

   Loss ratios for this segment were 98.7% in 2004, 104.0% in 2003 and 102.9% in 2002. The current year loss ratio includes the effect of approximately $1.6 million in policy liabilities for the December 26, 2004 Indian Ocean tsunami. The lower loss ratio for the current period is primarily due to better mortality experience compared to the prior year. Historically, the increase in percentages is primarily the result of several large permanent level premium in-force blocks assumed in 1998 and 1997. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios. The nature of level premium permanent policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income, were 70.8% during 2004 compared to 74.0% in 2003 and 74.0% in 2002. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

   Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.2% in 2004, 9.5% in 2003 and 8.9% in 2002. Policy acquisition costs and other insurance expenses as a percentage of net premiums vary from period to period primarily due to the mix of the business in the segment.

   Other operating expenses increased $0.7 million in 2004 and $1.0 million in 2003 compared to their respective prior-year periods. The increases in 2004 and in 2003 are primarily attributable to the strengthening of the Canadian dollar.

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

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)                                             2004              2003           2002
                                                           ----              ----           ----
REVENUES:
     Net premiums                                      $    478,580      $    364,203   $    226,846
     Investment income, net of related expenses               5,125             3,869          1,009
     Realized investment gains, net                           5,080             3,999            894
     Other revenues                                           1,541             1,067          2,064
                                                       ------------      ------------   ------------
          Total revenues                                    490,326           373,138        230,813

BENEFITS AND EXPENSES:
     Claims and other policy benefits                       314,128           230,895        130,975
     Policy acquisition costs and other insurance
       Expenses                                             121,708           105,062         82,700
     Other operating expenses                                21,472            15,866         13,049
     Interest expense                                         1,336             1,043            680
                                                       ------------      ------------   ------------
          Total benefits and expenses                       458,644           352,866        227,404

          Income before income taxes                   $     31,682      $     20,272   $      3,409
                                                       ============      ============   ============

      Europe & South Africa net premiums grew 31.4% during 2004 and 60.6% in 2003. Future net premium growth is not expected to continue at these levels. The growth was primarily the result of new business from both existing treaties and new treaties, combined with favorable currency exchange rates. Several foreign currencies, particularly the British pound, the euro, and the South African rand strengthened against the U.S. dollar in 2004 and 2003. The effect of the strengthening of the local currencies was an increase in 2004 and 2003 premiums of $49.1 million and $41.7 million, respectively. Also, a significant portion of the growth of premiums was due to reinsurance of accelerated critical illness, primarily in the U.K. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned from this coverage totaled $177.4 million, $145.7 million and $103.5 million in 2004, 2003 and 2002, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

      Investment income increased $1.3 million and $2.9 million in 2004 and 2003, respectively. These increases were primarily due to growth in the 2004 invested assets in the U.K. and South Africa of $10.7 million and $7.6 million, respectively. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

      Loss ratios were 65.6%, 63.4% and 57.7% for 2004, 2003 and 2002, respectively. The loss ratio for 2004 includes the effect of approximately $1.9 million in policy liabilities related to the December 26, 2004 Indian Ocean tsunami. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 25.4%, 28.8% and 36.5% for 2004, 2003 and 2002, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums which have lower allowances than first year premiums, represent a greater percentage of the total premiums. Accordingly, the change in the mixture of business during 2004 caused the loss ratio to slightly increase and caused the policy acquisition costs and other insurance expenses as a percentage of net premiums to slightly decrease.

      Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the United Kingdom are typically higher than those experienced in the Company's other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management's estimates, the Company may record a charge to income, due to a reduction in the DAC asset and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. The Company estimates that a 12 percent increase in anticipated mortality and morbidity experience would have no impact while a 15 percent or 18 percent increase would result in pre-tax income statement charges of approximately $47.8 million and $112.3 million, respectively.

      Other operating expenses increased 35.3% during 2004 and 21.6% for 2003. Increases in other operating expenses were due to higher costs associated with maintaining and supporting the significant increase in business over the past two years. As a percentage of premiums, other operating expenses were 4.5%, 4.4% and 5.8% in 2004, 2003 and 2002, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

      The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, New Zealand, South Korea and Taiwan. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. The Company operates multiple offices throughout each region in an effort to best meet the needs of the local client companies.

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)                                            2004              2003          2002
                                                          ----              ----          ----
REVENUES:
     Net premiums                                     $    399,122      $    259,010   $   160,197
     Investment income, net of related expenses             16,113            10,692         7,059
     Realized investment gains (losses), net                   670              (761)         (268)
     Other revenues                                          5,121             1,191         2,363
                                                      ------------      ------------   -----------
          Total revenues                                   421,026           270,132       169,351

BENEFITS AND EXPENSES:
     Claims and other policy benefits                      330,144           185,358       110,806
     Policy acquisition costs and other insurance
       Expenses                                             52,300            47,513        36,660
     Other operating expenses                               24,363            16,903        14,727
     Interest expense                                        1,614             1,096           842
                                                      ------------      ------------   -----------
          Total benefits and expenses                      408,421           250,870       163,035

          Income before income taxes                  $     12,605      $     19,262   $     6,316
                                                      ============      ============   ===========

      Asia Pacific income before income taxes decreased 34.6% during 2004 and grew 205.0% during 2003. The decrease in income before income taxes for 2004 was primarily the result of increases in the volume of claims and other policy benefits in relation to net premiums. Offices in which increases in claim activity were most evident were Australia and New Zealand. Additionally, various adjustments related to enhancements of the business administration process in the Australia and New Zealand operations reduced income before income taxes by approximately $2.0 million. The enhancements were a reaction to the increasing levels of business within those operations and to improve the reliability of the administration functions. The growth in income before income taxes during 2003 was primarily the result of additional premium volume and lower acquisition costs relative to net premiums. As the segment grows, although acquisition costs and operating expenses increase as well, we expect the growth in premium volume generally to cover these costs, creating favorable economies of scale.

      Asia Pacific net premiums grew 54.1% during 2004 and 61.7% during 2003. The growth in 2004 was primarily the result of organic growth in Australia, Japan and South Korea, along with favorable exchange rates in multiple countries. In terms of growth of premium dollars during 2004, the larger markets of Australia, Japan and Korea were the primary contributors, adding approximately $88.2 million, $21.9 million and $27.9 million in premium volume compared to 2003. Growth in Australia was driven primarily by continued success in the group market. Given the maturing nature of the Australian market, and increased competition for group business, it is unlikely that future growth rates will continue at the levels of 2003 and 2004 in this market, but some level of additional growth is anticipated. Premium growth in the Japan market during 2004 was driven primarily by growth in a single client relationship. Of the $21.9 million in additional premium volume in Japan compared to 2003, approximately $13.0 million of the growth came from this client. In Korea, 2004 premium growth was driven by a $12.3 million dollar increase in premium volume from one existing client relationship, along with approximately $10.0 million dollars of premium from two new clients. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

      During 2003, growth in terms of premium volume was also driven by the larger markets of Australia, Japan and South Korea, which added approximately $69.2 million, $16.6 million and $17.2 million, respectively, in premium volume compared to 2002. Australia's growth was driven primarily by capturing a significant share of the group market. The growth in the Japanese market was attributable to having a full year of a large treaty, versus a partial year in 2002, and additional business with most existing clients. The formation of the Japanese branch in December 2003 helped strengthen the Company's presence in the Japanese market and is expected to continue to lead to future growth. The growth in South Korean premiums in 2003 was attributable to new business from an existing treaty and from a large new critical illness treaty.

      Several foreign currencies, particularly the Korean won and the Australian dollar, continued to strengthen against the U.S. dollar in 2004. The overall effect of the strengthening of local Asia Pacific segment currencies was an increase in 2004 premiums of $32.0 million over 2003, and $27.3 million for 2003 over 2002.

      A portion of the growth of premiums for the segment in each year presented is due to reinsurance of accelerated critical illness, primarily in Australia. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned from this coverage totaled $39.1, $31.2 million and $15.0 million in 2004, 2003 and 2002, respectively.

      Net investment income increased $5.4 million in 2004, as compared to an increase of $3.6 million in 2003. The increase in both years was primarily due to growth in the invested assets in Australia and favorable exchange rates, along with an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

      Other revenue during 2004 primarily represented profit and fees associated with financial reinsurance in Japan, Korea and Taiwan of approximately $2.1 million, and fees associated with the recapture provisions for two client treaties of approximately $0.9 million. Other revenue during 2003 and 2002 primarily represented profit and fees associated with financial reinsurance in Taiwan and South Korea.

      Loss ratios as a percentage of net premiums were 82.7%, 71.6% and 69.2% for 2004, 2003 and 2002, respectively. This percentage will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. While loss ratios were relatively stable between 2002 and 2003, the overall segment loss ratio increased 11.1% from 2003 to 2004. The increase in this percentage was attributable primarily to loss experience in Australia and New Zealand. Australia's loss ratio increased from 65.8% in 2003 to 87.7% in 2004, primarily due to additional reserves on disability income business of approximately $22.8 million and a reserve of approximately $3.4 million related to the Indian Ocean tsunami in December 2004. New Zealand's loss experience is primarily due to the unfavorable performance of five significant treaties. These five treaties combined reflect an increase of approximately $17.7 million in claims and other policy benefits over 2003.

      Policy acquisition costs and other insurance expenses as a percentage of net premiums decreased by 5.2% to 13.1% during 2004 and by 4.6% to 18.3% during 2003. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures. The percentages also fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured. During 2004, the percentage declined, in part, due to the addition of a significant block of yearly renewable term business with no allowance included within the treaty terms. Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized.

      Other operating expenses decreased to 6.1% of net premiums in 2004, from 6.5% in 2003 and 9.2% in 2002. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time. The timing of the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of premiums to be somewhat volatile over periods of time.

CORPORATE AND OTHER

      Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized capital gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to debt and the $225.0 million of 5.75% mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina.

FOR THE YEAR ENDED DECEMBER 31,                          2004           2003           2002
(in thousands)                                           ----           ----           ----
REVENUES:
     Net premiums                                      $  3,244       $  3,419       $    862
     Investment income, net of related expenses          23,034         17,677         23,847
     Realized investment gains (losses), net              9,673         (3,912)        (4,785)
     Other revenues                                       7,361          7,508            208
                                                       --------       --------       --------
            Total revenues                               43,312         24,692         20,132

BENEFITS AND EXPENSES:
     Claims and other policy benefits                    15,518          7,941         (4,089)
     Interest credited                                      321            276          3,466
     Policy acquisition costs and other insurance
        Expenses                                          1,746           (902)           452
     Other operating expenses                            28,743         26,303         16,488
     Interest expense                                    35,487         34,650         33,994
                                                       --------       --------       --------
          Total benefits and expenses                    81,815         68,268         50,311

          Loss before income taxes                     $(38,503)      $(43,576)      $(30,179)
                                                       ========       ========       ========

      Loss before income taxes decreased $5.1 million, or 11.6%, during 2004 compared to 2003, primarily due to an increase in unallocated realized investment gains and investment income of $13.6 million and $5.4 million, respectively. These increases in revenue were partially offset by an increase in AFJP reserves of $10.0 million during the fourth quarter of 2004 and a $2.4 million increase in unallocated general corporate expenses.

      Loss before income taxes grew approximately 44.4% during 2003 compared to 2002, primarily due to a $6.4 million decrease in unallocated investment income, a $5.5 million increase in unallocated general corporate expenses, and a $2.9 million increase in unallocated realized investment losses.

Status of Argentine Privatized Pension Business

      Administradoras de Fondos de Jubilaciones y Pensiones ("AFJPs") are privately owned pension fund managers that were formed as a result of reform and privatization of Argentina's social security system. Privatized pension reinsurance covers the life insurance as well as the total and permanent disability components of the pension program. The claims under that program are initially established as units of the underlying pension fund ("AFJP fund units") at the time they are filed. Because AFJP claims payments are linked to the AFJP fund units, the ultimate amounts of claims paid by the reinsurer under the program should vary with the underlying performance of the related pension fund over the period in which the claims were adjudicated. In addition, the reinsurer is subject to the mortality and morbidity risks associated with the underlying plan participants. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina during 2001 because of adverse experience with respect to this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced, as discussed in this section.

      Because AFJP claims payments are linked to the AFJP fund units and the AFJP funds are heavily invested in Argentine government securities, the economic crisis in Argentina should have significantly reduced the AFJP fund unit values, and hence the claims payable. However, the opposite effect has occurred because of regulatory intervention of the Argentine government in the AFJP system, including the pesofication of the Argentine economy as it relates to AFJPs. Specifically, we believe AFJP fund unit values are still artificially high, inflating AFJP yields. These AFJP fund unit values adversely affect reinsurers like RGA Reinsurance by inflating the cost of claims payments on quota share reinsurance contracts, prematurely triggering attachment points on stop loss reinsurance contracts, and prematurely triggering excess of retention reinsurance contracts. Additionally, the previous delay in paying disability claims, coupled with the high AFJP fund unit values, has the effect of inflating the disability claims payments that will ultimately have to be made by reinsurers. The passage of regulations in 2004 by the Argentine government has accelerated payment of these deferred disability claims at the inflated AFJP fund unit values.

      It is the Company's position that these actions of the Argentine government constitute violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). RGA Reinsurance has filed a request for arbitration of its dispute relating to these violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank (the "ICSID Arbitration"). The request for arbitration was officially registered in November of 2004.

      In addition, because of an Argentine regulatory action that has accelerated payment of the deferred disability claims, during the third quarter of 2004, the Company formally notified the AFJP ceding companies that it will no longer make artificially inflated claim payments, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. In the fourth quarter of 2004, the Company increased the amount of liabilities associated with the AFJP business by $10.0 million, so that the overall amount of the liabilities reflects the Company's current estimate of the value of its obligations, and reflects the uncertainty regarding the amount and timing of claims payments and the outcome of any negotiated settlements. While it is not feasible to predict or determine the ultimate outcome of the ICSID Arbitration, or litigation or arbitrations that may occur in Argentina in the future, or provide reasonable ranges of potential losses if the Argentine government continues with its present course of action, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

      At the time it was accepting accident and health risks, the Company directly underwrote certain business provided by brokers using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers' compensation carve-out, personal accident, and similar coverages.

      The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to an arbitration that involves some of these LMX reinsurance programs. Additionally, while RGA did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers' compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

      While it is not feasible to predict the ultimate outcome of pending arbitrations and litigation involving LMX reinsurance programs, any indirect workers' compensation carve-out exposure, other accident and health risks, or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

      The Company is currently a party to an arbitration that involves personal accident business. In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of January 31, 2005, the companies involved in these litigation actions have raised claims, or established reserves that may result in claims, that are $3.7 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $24.5 million in excess of the amounts held in reserve by the Company. These claims appear to be related to personal accident business (including LMX business) and workers' compensation carve-out business. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

      The loss from discontinued accident and health operations, net of income taxes, increased to $23.0 million in 2004 from $5.7 million in 2003 and 2002. The increase in 2004 is due primarily to a negotiated settlement of all disputed claims associated with the Company's largest identified accident and health exposure. As a result of this settlement, the Company's discontinued accident and health operation recorded a $24.0 million pre-tax charge during the third quarter of 2004.

      The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The net reserve balance as of December 31, 2004 and 2003 was $57.4 million and $54.5 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $1.4 million, $4.8 million and $3.3 million for 2004, 2003 and 2002, respectively.

DEFERRED ACQUISITION COSTS

      DAC related to interest-sensitive life and investment-type contracts are amortized over the lives of the contracts, in relation to the present value of estimated gross profits (EGP) from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components:
(1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (3) estimated costs of administration. EGP is also reduced by our estimate of future losses due to defaults in fixed maturity securities. DAC is sensitive to changes in assumptions regarding these EGP components, and any change in such an assumption could have an impact on our profitability.

      The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect a view of the future believed to be reasonable. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($325.2 million as of December 31, 2004), are changed as illustrated:

                                                                     ONE-TIME INCREASE     ONE-TIME DECREASE
                                                                     -----------------     -----------------
                                                                          IN DAC                 IN DAC
                                                                          ------                 ------
QUANTITATIVE CHANGE IN SIGNIFICANT ASSUMPTIONS:
Estimated interest spread increasing (decreasing) 25 basis                  1.6%                 (1.8)%
points from the current spread

Estimated policy lapse rates decreasing (increasing) 20% on a               0.3%                 (0.2)%
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

      The DAC associated with the Company's non-asset-intensive business is less sensitive to changes in estimates for investment yields, mortality and lapses. In accordance with Statement of Financial Accounting Standards No. 60, "Accounting and Reporting by Insurance Enterprises," the estimates include provisions for the risk of adverse deviation and are not adjusted unless experience significantly deteriorates to the point where a premium deficiency exists.

      The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2004:

                             ASSET-INTENSIVE    NON-ASSET-INTENSIVE           TOTAL
                             ---------------    -------------------           -----
      (IN THOUSANDS)               DAC                  DAC                    DAC
      --------------               ---                  ---                    ---
U.S.                         $       325,209    $           934,554    $      1,259,763
Canada                                     -                181,689             181,689
Asia Pacific                               -                228,399             228,399
Europe & South Africa                      -                552,422             552,422
Corporate and Other                        -                  3,701               3,701
                             ---------------    -------------------    ----------------
     Total                   $       325,209    $         1,900,765    $      2,225,974
                             ===============    ===================    ================


      As of December 31, 2004, the Company estimates that approximately 52% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

      RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid to its shareholders, interest payments on its indebtedness (See Note 15, "Long-Term Debt" of the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of director approved plan. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity.

      The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of the early recapture of a reinsurance treaty by the ceding company and significantly higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, capital securities or common equity and, if necessary, the sale of invested assets subject to market conditions.

      As part of its normal review of risk management and retention levels, the Company increased its retention limit from $4.0 million to $6.0 million per life for business written after July 1, 2003. The higher retention limit will naturally lead to larger death claim payments for certain policies, but these larger payments will be partially offset by smaller premium outflows to the Company's retrocessionaires. The Company believes its sources of liquidity are sufficient to cover the potential increase in claims payments on both a short-term and long-term basis.

      During the fourth quarter of 2003, the Company issued 12,075,000 shares of its common stock at $36.65 per share, raising proceeds of approximately $426.7 million, net of expenses. The Company uses the proceeds for general corporate purposes, including funding its reinsurance operations. Pending such use, RGA invested the net proceeds in interest-bearing, investment-grade securities, short-term investments, or similar assets. MetLife, Inc. and its affiliates purchased 3,000,000 shares of common stock in the offering with a total purchase price of approximately $110.0 million.

      RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. In 2001, the Board of Directors approved a repurchase program authorizing RGA to purchase up to $50 million of its shares of stock, as conditions warrant. During 2002, RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million. The Company did not purchase any treasury stock during 2004 or 2003 and currently does not anticipate making any purchases during 2005.

STATUTORY DIVIDEND LIMITATIONS

      RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2005, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, equal to their unassigned surplus, approximately $43.7 million and $88.6 million, respectively. Dividend payments from other subsidiaries are subject to regulations in the country of domicile.

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

VALUATION OF LIFE INSURANCE POLICIES MODEL REGULATION (REGULATION XXX)

      The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the U.S. for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under generally accepted accounting principles. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the U.S.

      In order to reduce the impact of Regulation XXX, RGA Re has retroceded Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. RGA Re's statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Re's statutory reserve credits and RGA Re cannot find an alternative source for collateral.

SHAREHOLDER DIVIDENDS

      Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2004. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries.

DEBT AND PREFERRED SECURITIES

      Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth ranging from $600.0 million to $700.0 million, change in control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10.0 million or $25.0 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company's credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2004, the Company had $405.8 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds.

      In December 2001, RGA, through its wholly-owned subsidiary trust, issued $225.0 million in Preferred Income Redeemable Securities ("PIERS") Units. See
Note 2, "Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements for additional information on the terms of the PIERS units. As of December 31, 2004, the average interest rate on long-term and short-term debt outstanding, excluding the PIERS, was 6.10% compared to 6.02% at the end of 2003. The average interest rate on the Company's U.S. credit facility, which expires in May 2006 and has a capacity of $175.0 million, was 3.0% and 1.7% as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company's outstanding balance was $50.0 million under this facility. The Company has two foreign credit facilities with a combined balance of $56.1 million as of December 31, 2004, which expire in 2005; they are reflected as short-term debt on the Company's consolidated balance sheet. RGA may consider renewing these facilities or converting them to fixed-rate debt when they expire.

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

ASSETS IN TRUST

      Some treaties give ceding companies the right to request that the Company place assets in trust for their benefit to support their reserve credits in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2004, these treaties had approximately $326.8 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $808.2 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2004. Additionally, securities with an amortized cost of $1,608.1 million, as of December 31, 2004, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.

GUARANTEES

      RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $285.4 million and $188.3 million as of December 31, 2004 and 2003, respectively, and are reflected on the Company's consolidated balance sheet in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2004, RGA's exposure related to credit facility guarantees was $56.1 million, the maximum potential guarantee, and is reflected on the consolidated balance sheet in short-term debt. RGA has issued a guarantee on behalf of a subsidiary in the event the subsidiary fails to make payment under its office lease obligation, the exposure of which was insignificant as of December 31, 2004.

      In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has no obligations, assets or liabilities other than those reflected in the consolidated financial statements. Further, the Company has not engaged in trading activities involving non-exchange traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with RGA.

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

      Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows include selling short-term investments or fixed maturity securities and drawing additional funds under existing credit facilities, under which the Company had availability of $125.0 million as of December 31, 2004.

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

      The Company's net cash flows provided by operating activities for the years ended December 31, 2004, 2003 and 2002, were $714.5 million, $571.6 million and $159.7 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. The increases in operating cash flows during 2004 and 2003 were primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, reserve movements and operating expenses. Operating cash increased $142.9 million during 2004 as cash from premiums and investment income increased $921.5 million and $116.8 million, respectively, and was largely offset by higher operating net cash outlays of $895.4 million. During 2003, cash from premiums and investment income increased $591.6 million and $84.5 million, respectively, and was partially offset by higher operating net cash outlays of $264.2 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short- and long-term obligations, subject to market conditions.

      Net cash used in investing activities was $771.6 million, $1,285.2 million and $582.5 million in 2004, 2003 and 2002, respectively. Changes in cash used in investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. Net cash used in investing activities was relatively high in 2003 as a result of the investment of approximately $426.7 million related to the Company's stock offering.

      Net cash provided by financing activities was $120.9 million, $704.1 million and $287.7 million in 2004, 2003 and 2002, respectively. The Company's stock offering contributed to the amount of cash provided by financing activities during 2003. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity and excess deposits under investment-type contracts.

CONTRACTUAL OBLIGATIONS

      The following table displays the Company's contractual obligations, other than those arising from its reinsurance business (in millions):

                                                                      Payment Due by Period
                                                                      ---------------------
                                                          Less than
Contractual Obligations:                         Total      1 Year    1 - 3 Years   4 - 5 Years   After 5 Years
                                               --------   ---------   -----------   -----------   -------------
Short - term debt                              $   56.1   $    56.1   $         -   $         -   $           -

Long - term debt                                  349.7           -         149.8             -           199.9

Fixed-rate interest on senior notes               105.4        20.8          30.6          27.0            27.0

Fixed-rate interest on trust preferred
securities(1)                                     598.4        12.9          25.9          25.9           533.7

Life claims payable(2)                            627.3       627.3             -             -               -

Operating leases                                   29.1         6.2          11.3           8.0             3.6

Limited partnerships                               26.2           -           8.9          15.0             2.3

Structured investment contracts                    43.9        21.9           6.8          15.2               -

Mortgage purchase commitments                      16.8        16.8             -             -               -
                                               --------   ---------   -----------   -----------   -------------

Total                                          $1,852.9   $   762.0   $     233.3   $      91.1   $       766.5
                                               ========   =========   ===========   ===========   =============

(1) Assumes that all securities will be held until the stated maturity date of March 18, 2051. For additional information on these securities, see "Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company" in Note 2 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."

(2) Included in the "Other policy claims and benefits" line item in the consolidated balance sheet.

      See Note 9 - "Income Tax," Note 10 - "Employee Benefits" and Note 15 - "Long-Term Debt" in Notes to Consolidated Financial Statements for information related to the Company's obligations for taxes, funding requirements for retirement and other post-employment benefits, and interest on long-term debt.

      Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims. As of December 31, 2004, liabilities for future policy benefits of approximately $4,097.7 million related primarily to reinsurance of traditional life insurance and related policies and approximately $4,900.6 million of interest sensitive contract liabilities, primarily deferred annuities, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of the control of the Company. The timing of payment on these liabilities is not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred, and the Company has no control over the timing of such occurrence. In addition to timing of payments, significant uncertainties relating to these liabilities include mortality, morbidity and persistency. On a consolidated basis, the Company has historically generated positive cash flows from operations; however, it must factor these uncertainties regarding its insurance obligations into its asset/liability management program. See "Asset / Liability Management" for additional discussion.

LETTERS OF CREDIT

      The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the Debt and Preferred Securities discussion above. At December

31, 2004, there were approximately $32.6 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas and RGA Barbados. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2004, $370.5 million in letters of credit from various banks were outstanding between the various subsidiaries of RGA. Based on the growth of the Company's business and the pattern of reserve levels under Regulation XXX associated with term life business, the amount of ceded reserve credits is expected to grow. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other mechanisms to support the reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced. The reduction in regulatory capital would not directly impact the Company's consolidated shareholders' equity under Generally Accepted Accounting Principles; however, it could effect the Company's ability to write new business and retain existing business. Fees associated with letters of credit are not fixed and are based on the Company's ratings and the general availability of these instruments in the marketplace.

ASSET / LIABILITY MANAGEMENT

      The Company actively manages its assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis.

      The Company has established target asset portfolios for each major insurance product, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.

      The Company's liquidity position (cash and cash equivalents and short-term investments) was $184.1 million and $113.5 million at December 31, 2004 and December 31, 2003, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

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

INVESTMENTS

      The Company had total cash and invested assets of $10.7 billion and $9.0 billion at December 31, 2004 and 2003, respectively. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the operating companies' Boards of Directors periodically review their respective investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between the U.S. and Canada operating segments. The target duration for U.S. portfolios, which are segmented along product lines, range between four and seven years. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The duration of the Canadian portfolio exceeds twenty years. The Company's earned yield on invested assets was 5.91% in 2004, compared with 6.39% in 2003, and 6.51% in 2002. See
Note 5 - "Investments" in the Notes to Consolidated Financial Statements for additional information regarding the Company's investments.

Fixed maturity securities and equity securities available-for-sale

      The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, mortgage- and asset-backed securities, public utilities, and Canadian government securities. As of December 31, 2004, approximately

97.9% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was commercial and industrial bonds, which represented approximately 28.2% of fixed maturity securities as of December 31, 2004, an increase from 26.4% as of December 31, 2003. A majority of these securities were classified as corporate securities, with an average Standard and Poor's ("S&P") rating of A- at December 31, 2004. The Company owns floating rate securities that represent approximately 0.3% of fixed maturity securities at December 31, 2004, compared to 1.6% at December 31, 2003. These investments may have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments.

      Within the fixed maturity security portfolio, the Company holds approximately $1,403.8 million in mortgage-backed securities at December 31, 2004, that include agency-issued pass-through securities, collateralized mortgage obligations guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association, and commercial mortgage-backed securities. All of these securities were investment-grade. The principal risks inherent in holding residential mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of homeowner refinancing. Extension risk relates to the unexpected slowdown in principal payments. The Company monitors its residential mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

      Within the fixed maturity security portfolio, the Company holds approximately $136.2 million in asset-backed securities at December 31, 2004, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed-rate securities. Approximately 1.8% of asset-backed securities, or $2.5 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

      The Company monitors its investment securities to determine impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities and various other subjective factors. As of December 31, 2004, the Company held fixed maturities with a cost basis of $15.7 million and a market value of $19.0 million, representing 0.3% of fixed maturities at December 31, 2004, that were non-income producing. Based on management's judgment, securities with an other-than-temporary impairment in value are written down to management's estimate of fair value. The Company recorded other-than-temporary write-downs of fixed maturities totaling $8.5 million, $20.1 million and $33.9 million in 2004, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings or deterioration in collateral value supporting certain asset-backed securities. During 2004 and 2003, the Company sold fixed maturity securities with fair values of $394.0 million and $460.3 million at losses of $20.6 million and $25.2 million, respectively, or at 95.0% and 94.8% of book value, respectively.

      The following table presents the total gross unrealized losses for 403 fixed maturity securities and equity securities as of December 31, 2004, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                        At December 31, 2004
                                                ---------------------------------
                                                Gross Unrealized
                                                     Losses            % of Total
                                                -----------            ----------
Less than 20%                                       $16,350               100%
20% or more for less than six months                      -                 -
20% or more for six months or greater                     -                 -
                                                    -------            ------
     Total                                          $16,350               100%
                                                    =======            ======

      While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

      The following tables present the estimated fair values and gross unrealized losses for the 403 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of December 31, 2004. These investments are presented by class and grade of security. The length of time the related market value has remained below amortized cost is provided for fixed maturity securities as of December 31, 2004.

                                                                        AS OF DECEMBER 31, 2004
                                       -------------------------------------------------------------------------------------
                                                                        EQUAL TO OR GREATER THAN
                                          LESS THAN 12 MONTHS                  12 MONTHS                     TOTAL
                                          -------------------                  ---------                     -----
                                                         Gross                        Gross                         Gross
                                       Estimated      Unrealized     Estimated      Unrealized     Estimated      Unrealized
                                       Fair Value        Loss        Fair Value        Loss        Fair Value        Loss
(in thousands)                         ----------        ----        ----------        ----        ----------        ----
INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL            $  268,633     $    3,591     $   48,727     $    1,735     $  317,360     $    5,326

  PUBLIC UTILITIES                         83,473          1,201          5,714            229         89,187          1,430

  ASSET-BACKED SECURITIES                  38,568            388              -              -         38,568            388

  CANADIAN AND CANADIAN PROVINCIAL
    GOVERNMENTS                            21,497            173              -              -         21,497            173

  MORTGAGE-BACKED SECURITIES              264,617          4,314              -              -        264,617          4,314

  FINANCE                                 180,990          2,632         22,210            649        203,200          3,281

  U.S. GOVERNMENT AND AGENCIES             30,199            280              -              -         30,199            280

  FOREIGN GOVERNMENTS                      56,142            451              -              -         56,142            451
                                       ----------     ----------     ----------     ----------     ----------     ----------
    INVESTMENT GRADE SECURITIES           944,119         13,030         76,651          2,613      1,020,770         15,643
                                       ----------     ----------     ----------     ----------     ----------     ----------

NON-INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL                20,667            233              -              -         20,667            233

  PUBLIC UTILITIES                          3,417             20              -              -          3,417             20

  FINANCE                                     204              1              -              -            204              1
                                       ----------     ----------     ----------     ----------     ----------     ----------
    NON-INVESTMENT GRADE SECURITIES        24,288            254              -              -         24,288            254
                                       ----------     ----------     ----------     ----------     ----------     ----------

      TOTAL FIXED MATURITY
          SECURITIES                   $  968,407     $   13,284     $   76,651     $    2,613     $1,045,058     $   15,897
                                       ==========     ==========     ==========     ==========     ==========     ==========

      EQUITY SECURITIES                $   36,619     $      453     $        -     $        -     $   36,619     $      453
                                       ==========     ==========     ==========     ==========     ==========     ==========

      The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of December 31, 2004. The unrealized losses did not exceed 10.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, all of the gross unrealized losses are associated with investment grade securities.

Mortgage loans on real estate

      Mortgage loans represented approximately 5.8% and 5.4% of the Company's investments as of December 31, 2004 and 2003, respectively. As of December 31, 2004, all mortgages were U.S.-based. The Company invests primarily in mortgages on commercial offices, industrial properties and retail locations. The Company's mortgage loans generally range in size from $0.3 million to $11.2 million, with the average mortgage loan investment as of December 31, 2004 totaling approximately $4.7 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 5 of the Notes to Consolidated Financial Statements. Substantially all mortgage loans are performing and no valuation allowance has been established as of December 31, 2004 or 2003.

Policy loans

      Policy loans comprised approximately 9.1% and 10.2% of the Company's investments as of December 31, 2004 and 2003, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest

      Substantially all of the Company's funds withheld at interest receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.7 billion at December 31, 2004 and 2003, of which $1.9 billion and $2.0 billion, respectively, were subject to the provisions of Issue B36 (see Note 2 - "New Accounting Pronouncements" in Notes to Consolidated Financial Statements for further discussion).

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

      Funds withheld at interest comprised approximately 25.9% and 30.6% of the Company's investments as of December 31, 2004 and 2003, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company's balance sheet. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average A.M. Best rating of "A+". Certain ceding companies maintain segregated portfolios for the benefit of the Company.

      Based on data provided by ceding companies as of December 31, 2004, funds withheld at interest were approximately (in thousands):

                                                                       At December 31, 2004
                                                                                                % of Total
Underlying Security Type:                                 Book Value         Market Value      Market Value
-------------------------                                 ----------         ------------      ------------
Investment grade U.S. corporate securities                $  803,035         $    828,226          43.9%
Below investment grade U.S. corporate securities              71,442               74,313           3.9%
Structured securities                                        608,964              623,649          33.1%
Foreign corporate securities                                 127,178              130,659           6.9%
Unrated securities                                             3,185                3,213           0.2%
Other                                                        219,490              226,816          12.0%
                                                          ----------         ------------      --------
     Total segregated portfolios                           1,833,294            1,886,876         100.0%
                                                          ----------         ------------      --------
Funds withheld at interest associated with
  non-segregated portfolios                                  858,534              858,534
Embedded derivatives                                          42,827               42,827
                                                          ----------         ------------
     Total funds withheld at interest                     $2,734,655         $  2,788,237

      Based on data provided by the ceding companies as of December 31, 2004, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (in thousands):

                                                             At December 31, 2004
                                                             --------------------
                                                                                      % of Total
Maturity:                                      Book Value        Market Value        Market Value
---------                                      ----------        ------------        ------------
Within one year                                $   87,427        $     92,338             4.3%
More than one, less than five years               200,592             204,287             9.4%
More than five, less than ten years               420,349             436,298            20.1%
Ten years or more                               1,408,977           1,438,003            66.2%
                                               ----------        ------------        --------
     Subtotal                                   2,117,345           2,170,926           100.0%
Less:  Reverse repurchase agreements             (284,051)           (284,050)
                                               ----------        ------------
     Total all years                           $1,833,294        $  1,886,876
                                               ==========        ============

Other Invested Assets

      Other invested assets represented approximately 2.0% of the Company's investments as of December 31, 2004 and 2003. Other invested assets include derivative contracts, common stocks and preferred stocks and limited partnership interests.

      The Company has utilized derivative financial instruments on a very limited basis, primarily to improve the management of the investment-related risks associated with the reinsurance of equity-indexed annuities. The Company invests primarily in exchange-traded and customized Standard and Poor's equity index options. The Company has established minimum credit quality standards for counterparties and seeks to obtain collateral or other credit supports. The Company limits its total financial exposure to counterparties. The Company's use of derivative financial instruments historically has not been significant to its financial position. Derivative investments totaled $1.2 million as of December 31, 2004 and consisted of customized over-the-counter call options based upon the S&P 500 index.

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

      In order to reduce the exposure of changes in fair values from interest rate fluctuations, RGA has developed strategies to manage its liquidity and increase the interest rate sensitivity of its asset base. From time to time, RGA has utilized the swap market to manage the volatility of cash flows to interest rate fluctuations.

      Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change in market interest rates. The Company does not have fixed-rate instruments classified as trading securities. The Company's projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2004 and 2003 was $207.6 million and $159.1 million, respectively.

      The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.

      At December 31, 2004, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

      Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable-rate instruments classified as trading securities. The Company's projected decrease in cash flows in the near term associated with floating-rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2004 and 2003 was $0.3 million and $0.1 million, respectively.

      The cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2004, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

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

      Foreign Currency Risk

      The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible, but generally does not hedge the foreign currency translation or net investment exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders' equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company's foreign currency transactions are denominated in Australian dollars, Argentine pesos, Canadian dollars, and British pounds.

      Currently, the Company believes its foreign currency transaction exposure, with the possible exception of its Argentine peso exposure, to be immaterial to the consolidated results of operations. In an effort to reduce its exposure to the Argentine peso, the Company liquidated substantially all its Argentine based investment securities and reinvested the proceeds into investment securities denominated in U.S. dollars during 2001. The Company's obligations under its insurance and reinsurance contracts continue to be denominated in Argentine pesos, which is the functional currency for this business. Those net contract liabilities totaled approximately 14.8 million Argentine pesos as of December 31, 2004. A net unrealized foreign currency gain of $6.6 million related to these contracts is reflected in accumulated other comprehensive income on the consolidated balance sheet as of December 31, 2004. Because the Company cannot reasonably predict the timing of its claim settlements and what the exchange rate will be at settlement, reported results may be volatile in the future. Net income exposure that may result from the strengthening of the U.S. dollar to foreign currencies will adversely affect results of operations since the income earned in the foreign currencies is worth less in U.S. dollars. When evaluating investments in foreign countries, the Company considers the stability of the political and currency environment. Devaluation of the currency after an investment decision has been made will affect the value of the investment when translated to U.S. dollars for financial reporting purposes.

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

NEW ACCOUNTING STANDARDS

      In December 2004, FASB revised SFAS No. 123 Accounting for Stock Based Compensation ("SFAS 123") to Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides more guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions should be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005. The Company expects SFAS 123(r) will increase compensation expense by $1.8 million in 2005 and $1.5 million in 2006.

      In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized." The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the impact of EITF 03-1 on its consolidated financial statements. In conformity with existing generally accepted accounting principles, the Company's gross unrealized losses totaling $15.9 million at December 31, 2004 are reflected as a component of other comprehensive income on the consolidated balance sheet. Depending on the ultimate guidance issued by the FASB, including guidance regarding management's assertion about intent and ability to hold available-for-sale investment securities, the Company could be required to report these unrealized losses in a different manner, including possibly reflecting these unrealized losses in the consolidated income statement as other-than-temporary impairments, even if the unrealized losses are attributable solely to interest rate movements.

      In March 2004, the EITF reached consensus on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

      In March 2004, the EITF reached consensus on Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, did not have a material impact on the Company's consolidated financial statements.

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements.

      Effective July 1, 2004, the Company adopted FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides accounting guidance to a sponsor of a post-retirement health care plan that provides prescription drug benefits. The impact of the Company's application of FSP 106-2 was immaterial.

      In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $0.4 million as a cumulative effect of change in accounting principle.

      In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments." Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. The Company adopted the provisions of Issue B36 during the fourth quarter of 2003 and recorded a net gain of $0.5 million as a cumulative effect of change in accounting principle.

      Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.7 billion at December 31, 2004 and 2003, of which $1.9 billion and $2.0 billion, respectively, are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The Company has developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on the Company's expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. At December 31, 2004 and 2003, the fair value of the embedded derivative totaled $42.8 million and $42.7 million, respectively, and is included in the funds withheld at interest line item on the consolidated balance sheet. Subsequent to the initial adoption of Issue B36, the change in the market value of the underlying is recorded in the consolidated statement of income as change in value of embedded derivatives. Industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the year ended December 31, 2004 and 2003, the Company recorded pre-tax stock-based compensation expense of approximately $3.9 million and $1.7 million, respectively. See Note 17 -- "Stock Options" for pro forma information.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Information required by Item 7A is contained in Item 7 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk"

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,           December 31,
                                                                                           2004                   2003
                                                                                    -------------------- ---------------------
                                                                                            (Dollars in thousands)
      ASSETS
Fixed maturity securities available-for-sale, at fair value                         $         6,023,696    $        4,575,735
Mortgage loans on real estate                                                                   609,292               479,312
Policy loans                                                                                    957,564               902,857
Funds withheld at interest                                                                    2,734,655             2,717,278
Short-term investments                                                                           31,964                28,917
Other invested assets                                                                           207,054               179,320
                                                                                    -------------------    ------------------
      Total investments                                                                      10,564,225             8,883,419
Cash and cash equivalents                                                                       152,095                84,586
Accrued investment income                                                                        58,076                47,961
Premiums receivable                                                                             376,298               412,413
Reinsurance ceded receivables                                                                   434,264               463,557
Deferred policy acquisition costs                                                             2,225,974             1,757,096
Other reinsurance balances                                                                      159,440               387,108
Other assets                                                                                     77,757                77,234
                                                                                    -------------------    ------------------
      Total assets                                                                  $        14,048,129    $       12,113,374
                                                                                    ===================    ==================
      LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                              $         4,097,722    $        3,550,156
Interest sensitive contract liabilities                                                       4,900,600             4,170,591
Other policy claims and benefits                                                              1,316,225             1,091,038
Other reinsurance balances                                                                      247,164               267,706
Deferred income taxes                                                                           561,985               438,973
Other liabilities                                                                                81,209                90,749
Short-term debt                                                                                  56,078                     -
Long-term debt                                                                                  349,704               398,146
Company-obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures of the Company                          158,417               158,292
                                                                                    -------------------    ------------------
      Total liabilities                                                                      11,769,104            10,165,651

Commitments and contingent liabilities                                                                -                     -

Stockholders' Equity:
    Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                                   -                     -
    Common stock (par value $.01 per share; 140,000,000 and 75,000,000 shares authorized, respectively; 63,128,273 shares issued at
      December  31, 2004 and December 31, 2003)                                                     631                   631
    Warrants                                                                                     66,915                66,915
    Additional paid-in-capital                                                                1,046,515             1,042,444
    Retained earnings                                                                           846,572               641,502
    Accumulated other comprehensive income:
      Accumulated currency translation adjustment, net of income taxes                           93,691                53,601
      Unrealized appreciation of securities, net                                                244,675               170,658
                                                                                    -------------------    ------------------
         Total stockholders' equity before treasury stock                                     2,298,999             1,975,751
    Less treasury shares held of 683,245 and 967,927 at cost at
      December 31, 2004 and December 31, 2003, respectively                                     (19,974)              (28,028)
                                                                                    -------------------    ------------------
      Total stockholders' equity                                                              2,279,025             1,947,723
                                                                                    -------------------    ------------------
      Total liabilities and stockholders' equity                                    $        14,048,129    $       12,113,374
                                                                                    ===================    ==================

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Twelve months ended December 31,
                                                                          ---------------------------------------------------
                                                                              2004               2003              2002
                                                                          --------------     -------------     --------------
                                                                             (Dollars in thousands, except per share data)
REVENUES:
       Net premiums                                                       $   3,347,448      $  2,643,163      $   1,980,666
       Investment income, net of related expenses                               580,528           465,579            374,512
       Realized investment gains (losses), net                                   29,473             5,360            (14,651)
       Change in value of embedded derivatives                                   26,104            43,596                  -
       Other revenues                                                            55,366            47,300             41,436
                                                                          -------------      ------------      -------------
             Total revenues                                                   4,038,919         3,204,998          2,381,963
BENEFITS AND EXPENSES:
       Claims and other policy benefits                                       2,678,537         2,108,431          1,539,464
       Interest credited                                                        198,931           179,702            126,715
       Policy acquisition costs and other insurance expenses                    591,029           458,165            391,504
       Change in deferred acquisition costs associated with
       change in value of embedded derivatives                                   22,896            30,665                  -
       Other operating expenses                                                 139,896           119,636             94,786
       Interest expense                                                          38,437            36,789             35,516
                                                                          -------------      ------------      -------------
             Total benefits and expenses                                      3,669,726         2,933,388          2,187,985
             Income from continuing operations before
                income taxes                                                    369,193           271,610            193,978
       Provision for income taxes                                               123,893            93,291             65,515
                                                                          -------------    --------------     --------------
             Income from continuing operations                                  245,300           178,319            128,463
       DISCONTINUED OPERATIONS:
             Loss from discontinued accident and health
               operations, net of income taxes                                  (23,048)           (5,723)            (5,657)
                                                                          -------------      ------------      -------------
             Income before cumulative effect of change in
                accounting principle                                            222,252           172,596            122,806
       Cumulative effect of change in accounting principle,
          net of income taxes                                                      (361)              545                  -
                                                                          -------------      ------------      -------------
             Net income                                                   $     221,891      $    173,141      $     122,806
                                                                          =============      ============      =============
BASIC EARNINGS PER SHARE:

       Income from continuing operations                                  $        3.94      $       3.47      $        2.60
       Discontinued operations                                                    (0.37)            (0.11)             (0.11)
       Cumulative effect of change in accounting principle                        (0.01)             0.01                  -
                                                                          -------------      ------------      -------------
       Net income                                                         $        3.56      $       3.37      $        2.49
                                                                          =============      ============      =============
DILUTED EARNINGS PER SHARE:

       Income from continuing operations                                  $        3.90      $       3.46               2.59
       Discontinued operations                                                    (0.37)            (0.11)             (0.12)
       Cumulative effect of change in accounting principle                        (0.01)             0.01                  -
                                                                          -------------      ------------      -------------
       Net income                                                         $        3.52      $       3.36      $        2.47
                                                                          =============      ============      =============

DIVIDENDS DECLARED PER SHARE                                              $        0.27      $       0.24      $        0.24
                                                                          =============      ============      =============

          See accompanying notes to consolidated financial statements.

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                         Additional
                                                           Preferred  Common              Paid In    Retained   Comprehensive
                                                             Stock     Stock   Warrants   Capital    Earnings      Income
                                                          ----------  -------  --------  ----------  ---------  -------------
Balance, January 1, 2002                                  $        -  $   511  $ 66,915  $  611,806  $369,349

Comprehensive income:
       Net income                                                                                     122,806     $122,806
       Other comprehensive income, net of income tax
            Currency translation adjustments                                                                         6,803
            Unrealized investment gains, net of related
              offsets and reclassification adjustment                                                              102,855
                                                                                                                  --------
       Other comprehensive income                                                                                  109,658
                                                                                                                  --------
Comprehensive income                                                                                              $232,464
                                                                                                                  ========
Dividends to stockholders                                                                             (11,854)
Purchase of treasury stock
Reissuance of treasury stock                                                                  1,236

                                                          ----------  -------  --------  ----------  --------
Balance, December 31, 2002                                         -      511    66,915     613,042   480,301

Comprehensive income:
       Net income                                                                                     173,141     $173,141
       Other comprehensive income, net of income tax
            Currency translation adjustments                                                                        52,886
            Unrealized investment gains, net of related
              offsets and reclassification adjustment                                                               67,890
                                                                                                                  --------
       Other comprehensive income                                                                                  120,776
                                                                                                                  --------
Comprehensive income                                                                                              $293,917
                                                                                                                  ========
Dividends to stockholders                                                                             (11,940)
Issuance of common stock, net of expenses                                 120               426,581
Reissuance of treasury stock                                                                  2,821
                                                          ----------  -------  --------  ----------  --------
Balance, December 31, 2003                                         -      631    66,915   1,042,444   641,502

Comprehensive income:
       Net income                                                                                     221,891     $221,891
       Other comprehensive income, net of income tax
            Currency translation adjustments                                                                        40,090
            Unrealized investment gains, net of related
              offsets and reclassification adjustment                                                               74,017
                                                                                                                  --------
       Other comprehensive income                                                                                  114,107
                                                                                                                  --------
Comprehensive income                                                                                              $335,998
                                                                                                                  ========
Dividends to stockholders                                                                             (16,821)
Reissuance of treasury stock                                                                  4,071
                                                          ----------  -------  --------  ----------  --------
Balance, December 31, 2004                                $        -  $   631  $ 66,915  $1,046,515  $846,572
                                                          ==========  =======  ========  ==========  ========

                                                            Accumulated
                                                               Other
                                                           Comprehensive    Treasury
                                                               Income         Stock        Total
                                                           -------------    ---------   ------------
Balance, January 1, 2002                                   $    (6,175)     $(36,818)   $ 1,005,588

Comprehensive income:
       Net income                                                                           122,806
       Other comprehensive income, net of income tax
            Currency translation adjustments                                                  6,803
            Unrealized investment gains, net of related
              offsets and reclassification adjustment                                       102,855

       Other comprehensive income                              109,658

Comprehensive income

Dividends to stockholders                                                                   (11,854)
Purchase of treasury stock                                                    (6,594)        (6,594)
Reissuance of treasury stock                                                   1,623          2,859

                                                           -----------      --------    -----------
Balance, December 31, 2002                                     103,483       (41,789)     1,222,463

Comprehensive income:
       Net income                                                                           173,141
       Other comprehensive income, net of income tax
            Currency translation adjustments                                                 52,886
            Unrealized investment gains, net of related
              offsets and reclassification adjustment                                        67,890

       Other comprehensive income                              120,776

Comprehensive income

Dividends to stockholders                                                                   (11,940)
Issuance of common stock, net of expenses                                                   426,701
Reissuance of treasury stock                                                  13,761         16,582
                                                           -----------      --------    -----------
Balance, December 31, 2003                                     224,259       (28,028)     1,947,723

Comprehensive income:
       Net income                                                                           221,891
       Other comprehensive income, net of income tax
            Currency translation adjustments                                                 40,090
            Unrealized investment gains, net of related
              offsets and reclassification adjustment                                        74,017

       Other comprehensive income                              114,107

Comprehensive income

Dividends to stockholders                                                                   (16,821)
Reissuance of treasury stock                                                   8,054         12,125
                                                           -----------      --------    -----------
Balance, December 31, 2004                                 $   338,366      $(19,974)   $ 2,279,025
                                                           ===========      ========    ===========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Twelve months ended
                                                                                                    December 31,
                                                                                 -----------------------------------------
                                                                                     2004          2003          2002
                                                                                 -------------  ------------  ------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $    221,891   $   173,141   $   122,806
      Adjustments to reconcile net income to net cash provided by operating activities:
            Change in:
                  Accrued investment income                                            (9,666)      (11,480)       (4,958)
                  Premiums receivable                                                  50,356      (166,868)      (95,989)
                  Deferred policy acquisition costs                                  (416,017)     (596,482)     (274,033)
                  Reinsurance ceded balances                                           29,293       (38,170)      (41,273)
                  Future policy benefits, other policy claims and benefits, and
                    other reinsurance balances                                        823,621     1,164,871       460,601
                  Deferred income taxes                                                92,638        63,895        73,793
                  Other assets and other liabilities, net                              (9,982)       23,469       (74,576)
            Amortization of net investment discounts and other                        (32,580)      (40,227)      (35,902)
            Realized investment (gains) losses, net                                   (29,473)       (5,360)       14,651
            Other, net                                                                 (5,602)        4,779        14,572
                                                                                 ------------   -----------   -----------
Net cash provided by operating activities                                             714,479       571,568       159,692

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales of fixed maturity securities - available for sale                       1,298,647     1,768,107     2,204,813
      Maturities of fixed maturity securities - available for sale                     53,469        27,623        22,863
      Purchases of fixed maturity securities - available for sale                  (1,906,949)   (2,536,847)   (2,749,069)
      Sales of mortgage loans                                                          13,927             -             -
      Cash invested in mortgage loans on real estate                                 (166,747)     (264,205)      (78,605)
      Cash invested in policy loans                                                   (64,205)      (67,727)      (70,240)
      Cash provided by (invested in) funds withheld at interest                        16,411      (137,125)      (41,828)
      Principal payments on mortgage loans on real estate                              24,710        12,812        15,069
      Principal payments on policy loans                                                9,499         5,991         3,780
      Change in short-term investments and other invested assets                      (50,382)      (93,857)      110,717
                                                                                 ------------   -----------   -----------
Net cash used in investing activities                                                (771,620)   (1,285,228)     (582,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends to stockholders                                                       (16,821)      (11,940)      (11,854)
      Borrowings under credit agreements                                                4,600        64,662         1,610
      Proceeds from offering of common stock, net                                           -       426,701             -
      Purchases of treasury stock                                                           -             -        (6,594)
      Exercise of stock options                                                         7,162        14,467         3,782
      Excess deposits on universal life and other
             investment type policies and contracts                                   125,922       210,160       300,761
                                                                                 ------------   -----------   -----------
Net cash provided by financing activities                                             120,863       704,050       287,705
Effect of exchange rate changes                                                         3,787         6,095        (3,466)
                                                                                 ------------   -----------   -----------
Change in cash and cash equivalents                                                    67,509        (3,515)     (138,569)
Cash and cash equivalents, beginning of period                                         84,586        88,101       226,670
                                                                                 ------------   -----------   -----------
Cash and cash equivalents, end of period                                         $    152,095   $    84,586   $    88,101
                                                                                 ============   ===========   ===========

Supplementary information:
      Cash paid for interest                                                     $     37,883   $    35,873   $    34,687
      Cash paid for income taxes                                                 $     28,638   $     8,043   $    17,403
      Non-cash transfer from funds withheld at interest to fixed maturity
      securities                                                                 $    606,040   $         -   $         -

          See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

      Note 1 ORGANIZATION

Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company that was formed on December 31, 1992. As of December 31, 2004, General American Life Insurance Company ("General American"), a Missouri life insurance company, directly owned approximately 51.6% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

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

For each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject to or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheet. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.

The accompanying consolidated financial statements include the accounts of RGA and its subsidiaries, both direct and indirect, subject to an ownership position greater than fifty percent. Entities in which the Company has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported under the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

Investments. Fixed maturity securities available-for-sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.

Impairments in the value of securities held by the Company, considered to be other than temporary, are recorded as a reduction of the book value of the security, and a corresponding realized investment loss is recognized in the consolidated statements of income. The Company's policy is to recognize such impairment when the projected cash flows of these securities have been reduced on an other-than-temporary basis so that the fair value is reduced to an amount less than the book value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

Unrealized gains and losses on marketable equity securities and fixed maturity securities classified as available for sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income in stockholders' equity on the consolidated balance sheets.

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

For reinsurance transactions executed through December 31, 1994, assets and liabilities related to treaties written on a modified coinsurance basis with funds withheld are reported on a gross basis. For modified coinsurance reinsurance transactions with funds withheld executed on or after December 31, 1994, assets and liabilities are reported on a net or gross basis, depending on the specific details within each treaty. Reinsurance agreements reported on a net basis are generally included in other reinsurance balances on the consolidated balance sheets because a legal right of offset exists.

Change in value of embedded derivatives reflects the change in the market value of specific financial instruments as required upon the adoption of SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments."

Other invested assets include derivative contracts, common stocks and preferred stocks, carried at fair value, and limited partnership interests, carried at cost. Changes in fair value are recorded through accumulated other comprehensive income. Other invested assets are periodically reviewed for impairment.

The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position. Income or expense on derivative financial instruments used to manage interest-rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities for the periods covered by the contracts. Upon sale, exercise, expiration or termination, gains or losses on derivatives accounted for as cash flow hedges are reclassified from accumulated other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2004 and 2003, the Company did not hold any derivatives accounted for as cash flow hedges. At December 31, 2004, the Company held customized over-the-counter derivatives with a notional amount of $6.4 million, which are carried at a fair value of $1.2 million. Changes in the fair value of these derivatives are recorded as investment income on the consolidated statements of income. It is the Company's policy to enter into derivative contracts primarily with highly rated companies.

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

Premiums Receivable. Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company reflects accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims for unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2004 or 2003.

Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to establish that DAC remains recoverable, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2004, 2003 or 2002. Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

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

Goodwill and Value of Business Acquired. The Company accounts for goodwill pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142. Accordingly, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. From 2002 through 2004, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2004 and 2003 totaled $7.0 million and was related to the purchase by the Company's U.S. operations of RGA Financial Group L.L.C. in 2000. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed periodically for indicators of impairment in value. The value of business acquired was approximately $4.5 million and $5.8 million, including accumulated amortization of $8.9 million and $7.6 million, as of December 31, 2004 and 2003, respectively. The value of business acquired amortization expense for the years ended December 31, 2004, 2003, and 2002 was $1.3 million, $1.7 million, and $2.2 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Amortization of the value of business acquired is estimated to be $1.0 million, $0.8 million, $0.6 million, $0.4 million and $0.4 million during 2005, 2006, 2007, 2008 and 2009, respectively.

Other Assets. In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2004 and 2003, the Company had unamortized computer software costs of approximately $20.3 million and $19.0 million, respectively. During 2004, 2003 and 2002, the Company amortized computer software costs of $2.2 million, $0.5 million, and $0.3 million, respectively.

Future Policy Benefits and Interest-Sensitive Contract Liabilities. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 2.5% to 7.2%. The mortality and withdrawal assumptions are based on the Company's experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.

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

Other Policy Claims and Benefits. Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company and business segment, but generally averages around 2.5 months on a consolidated basis. The Company updates its analysis of incurred but not reported, including lag studies, on a quarterly basis and adjusts its claim liabilities accordingly. The adjustments in a given period are generally not significant relative to the overall policy liabilities and may result in an increase or decrease in liabilities.

Other Liabilities. Liabilities primarily related to investments in transit, separate accounts, employee benefits, and current federal income taxes payable are included in other liabilities on the consolidated balance sheets. The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities. These transactions are reported as collateralized financings and the repurchase obligation is a component of other liabilities. At December 31, 2004 and 2003, there were no repurchase agreements outstanding.

Income Taxes. RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes RGA, RGA Americas Reinsurance Company, Ltd., RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM and Fairfield Management Group, Inc. ("Fairfield"). Due to rules that affect the ability of an entity to join in a consolidated tax return, RGA Sigma Reinsurance SPC files a separate tax return, even though it is considered a U.S. taxpayer. The Company's Argentine, Australian, Canadian, Malaysian, South African, Irish and United Kingdom subsidiaries are taxed under applicable local statutes. The Company's branch operations are taxable under U.S. tax law and applicable local statutes.

For all years presented the Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.

Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. During December 2001, RGA Capital Trust I (the "Trust"), a wholly-owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities ("PIERS") Units. Each unit consists of a preferred security ("Preferred Securities") issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS units. The market value of the Preferred Securities on the date issued ($158.1 million) was recorded in liabilities on the consolidated balance sheets under the caption "Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures." The coupon rate of the Preferred Securities is 5.75% on a face amount of $225.0 million.

Warrants. The market value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders' equity on the consolidated balance sheets under the caption "Warrants." In the aggregate as of December 31, 2004, 4.5 million warrants to purchase approximately 5.6 million shares of Company common stock at a price per share of $39.98 were outstanding. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.

Foreign Currency Translation. The functional currency is the Argentine peso for the Company's Argentine operations, the Australian dollar for the Company's Australian operations, the Canadian dollar for the Company's Canada operations, the South African rand for the Company's South African operations and the British pound for the Company's United Kingdom operations. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in accumulated other comprehensive income on the consolidated balance sheet.

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

Various RGA insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados and RGA Americas. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of the Company's retention limit. As of December 31, 2004, all rated retrocession pool participants followed by the A.M. Best Company were rated B++ or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance.

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

For certain reinsurance transactions involving in force blocks of business, the ceding company pays a premium equal to the initial required reserve (future policy benefit). In such transactions, for income statement presentation, the Company nets the expense associated with the establishment of the reserve on the consolidated balance sheet against the premiums from the transaction.

Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 4.5%, 4.7% and 4.2%, during 2004, 2003 and 2002, respectively. Interest crediting rates for U.S. dollar-denominated investment-type contracts ranged from 2.8% to 5.9% during 2004, 4.0% to 9.5% during 2003 and 2.8% to 6.8% during 2002. Weighted average interest crediting rates for Mexican peso-denominated investment-type contracts were 5.0%, 21.8% and 15.9% for 2004, 2003 and 2002, respectively.

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

New Accounting Pronouncements. In December 2004, FASB revised SFAS No. 123 Accounting for Stock Based Compensation ("SFAS 123") to Share-Based Payment ("SFAS 123(r)"). SFAS 123(r) provides more guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions should be recorded in the financial statements. The revised pronouncement must be adopted by the Company by July 1, 2005. The Company expects SFAS 123(r) will increase compensation expense by $1.8 million in 2005 and $1.5 million in 2006.

In March 2004, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized." The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the impact of EITF 03-1 on its consolidated financial statements. In conformity with existing generally accepted accounting principles, the Company's gross unrealized losses totaling $15.9 million at December 31, 2004 are reflected as a component of other comprehensive income on the consolidated balance sheet. Depending on the ultimate guidance issued by the FASB, including guidance regarding management's assertion about intent and ability to hold available-for-sale investment securities, the Company could be required to report these unrealized losses in a different manner, including possibly reflecting these unrealized losses in the consolidated income statement as other-than-temporary impairments, even if the unrealized losses are attributable solely to interest rate movements.

In March 2004, the EITF reached consensus on Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"). EITF 03-6 provides guidance in determining whether a security should be considered a participating security for purposes of computing earnings per share and how earnings should be allocated to the participating security. EITF 03-6, which was effective for the Company in the second quarter of 2004, did not have an impact on the Company's earnings per share calculations.

In March 2004, the EITF reached consensus on Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 provides guidance regarding whether a limited liability company should be viewed as similar to a corporation or similar to a partnership for purposes of determining whether a noncontrolling investment should be accounted for using the cost method or the equity method of accounting. EITF 03-16, did not have a material impact on the Company's consolidated financial statements.

In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an Amendment of FASB Statements No. 87, 88 and 106" ("SFAS 132(r)"). SFAS 132(r) retains most of the disclosure requirements of SFAS 132 and requires additional disclosure about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. SFAS 132(r) was primarily effective for fiscal years ending after December 15, 2003; however, certain disclosures about foreign plans and estimated future benefit payments are effective for fiscal years ending after June 15, 2004. The Company's adoption of SFAS 132(r) on December 31, 2003 did not have a significant impact on its consolidated financial statements since it only revised disclosure requirements.

Effective July 1, 2004 the Company adopted FASB Staff Position ("FSP") No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP 106-2"), which provides accounting guidance to a sponsor of a post-retirement health care plan that provides prescription drug benefits. The impact of the Company's application of FSP 106-2 was immaterial.

In July 2003, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $0.4 million as a cumulative effect of change in accounting principle.

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. The Company adopted the provisions of Issue B36 during the fourth quarter of 2003 and recorded a net gain of $0.5 million as a cumulative effect of change in accounting principle.

Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $2.7 billion at December 31, 2004 and 2003, of which $1.9 billion and $2.0 billion, respectively, are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The Company has developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on the Company's expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. At December 31, 2004 and 2003, the fair value of the embedded derivative totaled $42.8 million and $42.7 million, respectively, and is included in the funds withheld at interest line item on the consolidated balance sheet. Subsequent to the initial adoption of Issue B36, the change in the market value of the underlying is recorded in the consolidated statement of income as change in value of embedded derivatives. Industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Effective January 1, 2003, the Company prospectively adopted the fair value-based employee stock-based compensation expense recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company formerly applied the intrinsic value-based expense provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). For the year ended December 31, 2004 and 2003, the Company recorded pre-tax stock-based compensation expense of approximately $3.9 million and $1.7 million, respectively. See Note 17 -- "Stock Options" for pro forma information.

Reclassification. The Company has reclassified the presentation of certain prior period information to conform to the 2004 presentation.

      Note 3 STOCK TRANSACTIONS

On November 13, 2003, RGA issued 10,500,000 shares of its common stock at $36.65 per share. On December 4, 2003, underwriters for the public offering exercised their entire option to purchase an additional 1,575,000 newly issued shares of common stock, also at a price of $36.65 per share. After giving effect to the exercise of the option, RGA sold 12,075,000 shares of its common stock and received proceeds of approximately $426.7 million, net of expenses. MetLife, Inc. purchased 3,000,000 of these newly issued shares.

On January 23, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of its shares of stock, as conditions warrant. The Board's action allows management, at its discretion, to purchase shares on the open market. As of December 31, 2004, the Company purchased 225,500 shares under this program at an aggregate cost of $6.6 million. Purchased shares are held as treasury stock. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

      Note 4 SIGNIFICANT TRANSACTION

During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business assumed does not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction adds additional scale to the Company's U.S. traditional business, but does not significantly add to the Company's client base since most of the underlying ceding companies are already our clients. The Company agreed to use commercially reasonable efforts to novate the underlying treaties from Allianz Life to RGA Reinsurance and as of December 31, 2004, approximately 96.2% of the client companies, representing approximately 95.7% of the business in force, had novated. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life. Once novated, it becomes more difficult for the Company to distinguish the performance of the novated treaties from the rest of the Company's traditional life reinsurance business.

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

      Note 5 INVESTMENTS

Major categories of net investment income consist of the following (in thousands):

Years Ended December 31,                         2004       2003       2002
------------------------                       --------   --------   --------
Fixed maturity securities available-for-sale   $288,528   $228,260   $203,534
Mortgage loans on real estate                    34,045     23,599     14,385
Policy loans                                     54,309     59,883     59,058
Funds withheld at interest                      199,094    144,975     89,831
Short-term investments                            1,314      2,501      3,393
Other invested assets                            12,988     12,820      7,290
                                               --------   --------   --------
     Investment revenue                         590,278    472,038    377,491
Investment expense                                9,750      6,459      2,979
                                               --------   --------   --------
         Net investment income                 $580,528   $465,579   $374,512
                                               ========   ========   ========

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities at December 31, 2004 and 2003 are as follows (in thousands):

                                               Amortized          Unrealized       Unrealized          Fair
2004                                              Cost               Gains           Losses            Value
                                            --------------       -------------    -------------   ---------------
Available-for-sale:
  Commercial and industrial                 $    1,629,094       $      76,927    $       5,559   $     1,700,462
 Public utilities                                  844,099             140,163            1,450           982,812
 Asset-backed securities                           132,417               4,167              388           136,196
 Canadian and Canadian provincial
   governments                                     561,041             116,257              174           677,124
 Mortgage-backed securities                      1,381,185              27,047            4,409         1,403,823
 Finance                                           873,249              37,052            3,282           907,019
 U.S. government and agencies                       44,585                 338              184            44,739
 Other foreign government
   securities                                      169,087               2,885              451           171,521
                                            --------------       -------------    -------------   ---------------
   Total fixed maturity securities          $    5,634,757       $     404,836    $      15,897   $     6,023,696
                                            --------------       -------------    -------------   ---------------
   Equity securities                        $      171,430       $       6,597       $      453   $       177,574
                                            ==============       =============    =============   ===============

                                               Amortized          Unrealized       Unrealized          Fair
2003                                              Cost               Gains           Losses            Value
                                            --------------       -------------    -------------   ---------------
Available-for-sale:
 Commercial and industrial                  $    1,162,516       $      53,545    $       7,599   $     1,208,462
 Public utilities                                  663,491             102,479            2,567           763,403
 Asset-backed securities                            74,323               3,835              295            77,863
 Canadian and Canadian provincial
   governments                                     440,207              73,336            1,276           512,267
 Mortgage-backed securities                        950,120              23,776            4,253           969,643
 Finance                                           694,579              38,574            2,733           730,420
 U.S. government and agencies                      173,002               1,170              317           173,855
 Other foreign government
   securities                                      140,359                 766            1,303           139,822
                                            --------------       -------------    -------------   ---------------
   Total fixed maturity securities          $    4,298,597       $     297,481    $      20,343   $     4,575,735
                                            --------------       -------------    -------------   ---------------
   Equity securities                        $      142,486       $       5,689    $         194   $       147,981
                                            ==============       =============    =============   ===============

As of December 31, 2004, the Company held securities with a market value of $535.7 million issued by the Federal Home Loan Mortgage Corporation, $290.5 million issued by the Federal National Mortgage Corporation, $318.4 million in one entity that were guaranteed by a Canadian province and $260.2 million that were issued by a Canadian province, all of which exceeded 10% of consolidated stockholders' equity. As of December 31, 2003, the Company held securities with a market value of $339.7 million issued by the Federal Home Loan Mortgage Corporation, $221.9 million issued by the Federal National Mortgage Corporation, and $269.6 million in one entity that was guaranteed by a Canadian province, all of which exceeded 10% of consolidated stockholders' equity.

Common and non-redeemable preferred equity investments and derivative financial instruments are included in other invested assets in the Company's consolidated balance sheet. Derivative financial instruments are carried at market value, approximately $1.2 million and $6.7 million at December 31, 2004 and 2003, respectively.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2004 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2004, the contractual maturities of investments in fixed maturity securities were as follows (in thousands):

                                               Amortized          Fair
                                                 Cost             Value
                                              ----------       ----------
Available-for-sale:
 Due in one year or less                      $   94,271       $   94,806
 Due after one year through five years           696,064          716,847
 Due after five years through ten years        1,561,028        1,624,963
 Due after ten years                           1,769,792        2,047,061
 Asset and mortgage-backed securities          1,513,602        1,540,019
                                              ----------       ----------
                                              $5,634,757       $6,023,696
                                              ==========       ==========

Net realized investment gains (losses) consist of the following (in thousands):

  Years Ended December 31                         2004            2003            2002
  -----------------------                       --------        --------        --------
Fixed maturities and equity securities
    available-for-sale:
     Realized gains                             $ 48,306        $ 52,602        $ 64,060
     Realized losses                             (21,038)        (45,742)        (79,005)
  Other, net                                       2,205          (1,500)            294
                                                --------        --------        --------
  Net gains (losses)                            $ 29,473        $  5,360        $(14,651)
                                                ========        ========        ========

The Company monitors its investment securities to determine impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities with an other-than-temporary impairment in value are written down to management's estimate of fair value. Included in net realized losses are other-than-temporary write-downs of fixed maturity securities of approximately $8.5 million, $20.1 million, and $33.9 million in 2004, 2003 and 2002, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings or deterioration in collateral value supporting certain asset-backed securities. Realized losses included other-than-temporary impairment in value of collateralized bond obligations of $9.7 million and $24.2 million during 2003 and 2002, respectively.

At December 31, 2004, fixed maturity securities held by the Company that were below investment grade had a book value and estimated fair value of approximately $130.5 million and $140.4 million, respectively. At December 31, 2004, the Company owned non-income producing securities with an amortized cost of $15.7 million and market value of $19.0 million. During 2004, 2003, and 2002 the Company sold fixed maturity securities with fair values of $394.0 million, $460.3 million, and $466.1 million at losses of $20.6 million, $25.2 million and $44.4 million, respectively.

The following table presents the total gross unrealized losses for 403 and 450 fixed maturity securities and equity securities as of December 31, 2004 and 2003, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                  At December 31, 2004                At December 31, 2003
                                             -------------------------------    -------------------------------
                                             Gross Unrealized                   Gross Unrealized
                                                  Losses          % of Total          Losses         % of Total
                                             ----------------     ----------    ----------------     ----------
Less than 20%                                    $ 16,350            100%            $20,537            100%
20% or more for less than six months                    -              -                   -              -
20% or more for six months or greater                   -              -                   -              -
                                                 --------            ---             -------            ---
     Total                                       $ 16,350            100%            $20,537            100%
                                                 ========            ===             =======            ===

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables present the estimated fair values and gross unrealized losses for the 403 and 450 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of December 31, 2004 and 2003, respectively. These investments are presented by class and grade of security. The length of time the related market value has remained below amortized cost is provided for fixed maturity securities as of December 31, 2004. As of December 31, 2003, all gross unrealized losses were outstanding less than 12 months.

                                                                         AS OF DECEMBER 31, 2004
                                        ------------------------------------------------------------------------------------------
                                                                         EQUAL TO OR GREATER THAN
                                           LESS THAN 12 MONTHS                    12 MONTHS                       TOTAL
                                        -------------------------        --------------------------     --------------------------
                                                          Gross                             Gross                          Gross
                                        Estimated      Unrealized        Estimated       Unrealized     Estimated       Unrealized
(in thousands)                          Fair Value        Loss           Fair Value         Loss        Fair Value         Loss
                                        ----------     ----------        ----------      ----------     ----------      ----------
INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL              $268,633        $ 3,591          $ 48,727         $1,735       $  317,360        $ 5,326

  PUBLIC UTILITIES                         83,473          1,201             5,714            229           89,187          1,430

  ASSET-BACKED SECURITIES                  38,568            388                 -              -           38,568            388

  CANADIAN AND CANADIAN PROVINCIAL
    GOVERNMENTS                            21,497            173                 -              -           21,497            173

  MORTGAGE-BACKED SECURITIES              264,617          4,314                 -              -          264,617          4,314

  FINANCE                                 180,990          2,632            22,210            649          203,200          3,281

  U.S. GOVERNMENT AND AGENCIES             30,199            280                 -              -           30,199            280

  FOREIGN GOVERNMENTS                      56,142            451                 -              -           56,142            451
                                         --------        -------          --------         ------       ----------        -------
    INVESTMENT GRADE SECURITIES          $944,119        $13,030          $ 76,651         $2,613       $1,020,770        $15,643
                                         --------        -------          --------         ------       ----------        -------

NON-INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL                20,667            233                 -              -           20,667            233

  PUBLIC UTILITIES                          3,417             20                 -              -            3,417             20

  FINANCE                                     204              1                 -              -              204              1
                                         --------        -------          --------         ------       ----------        -------
    NON-INVESTMENT GRADE SECURITIES        24,288            254                 -              -           24,288            254
                                         --------        -------          --------         ------       ----------        -------
     TOTAL FIXED MATURITY SECURITIES     $968,407        $13,284          $ 76,651         $2,613       $1,045,058        $15,897
                                         --------        -------          --------         ------       ----------        -------
      EQUITY SECURITIES                  $ 36,619        $   453          $      -         $    -       $   36,619        $   453
                                         ========        =======          ==-=====         ======       ==========        =======

                                                           Less than 12 months
                                                        ---------------------------
                                                                         Unrealized
As of December 31, 2003 (in thousands)                  Fair value         losses
                                                        ----------       ----------
Investment grade securities:
     Commercial and industrial                          $  381,730       $    7,553
     Public utilities                                      126,550            2,517
     Asset-backed securities                                 6,835              295
     Canadian and Canadian provincial governments           32,734            1,276
     Foreign governments                                    79,549            1,303
     Mortgage-backed securities                            299,907            4,253
     Finance                                               144,263            2,733
     U.S. government and agencies                           34,015              317
                                                        ----------       ----------
            Investment grade securities                  1,105,583           20,247
                                                        ----------       ----------
  Non-investment grade securities:
     Commercial and industrial                                 654               46
     Public utilities                                        2,945               50
                                                        ----------       ----------
           Non-investment grade securities                   3,599               96
                                                        ----------       ----------
           Total fixed maturity securities              $1,109,182       $   20,343
                                                        ==========       ==========
           Equity securities                            $   12,703       $      194
                                                        ==========       ==========

The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook, and the Company's ability and intent to hold the security until recovery support the view that the security was not other-than-temporarily impaired as of December 31, 2004.

The unrealized losses did not exceed 10.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, all of the gross unrealized losses are associated with investment grade securities.

The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75 percent or less for domestic mortgages. The distribution of mortgage loans by property type is as follows as of December 31, 2004 (in thousands):

                                                       2004                               2003
                                         -----------------------------       ---------------------------
                                           Carrying           Percentage      Carrying          Percentage
Property type:                              Value              of Total         Value            of Total
                                         ------------         ----------     ----------         ----------
 Apartment                               $     58,298             9.57%      $   56,581            11.80%
 Retail                                       133,654            21.94%          98,597            20.57%
 Office building                              209,737            34.42%         171,142            35.71%
 Industrial                                   190,518            31.27%         147,617            30.80%
 Other commercial                              17,085             2.80%           5,375             1.12%
                                         ------------           ------       ----------           ------
Total                                    $    609,292           100.00%      $  479,312           100.00%
                                         ============           ======       ==========           ======

All of the Company's mortgage loans are amortizing loans. As of December 31, 2004 and 2003, the Company's mortgage loans were distributed as follows (in thousands):

                                                           2004                             2003
                                            ------------------------------     ---------------------------
                                              Carrying           Percentage      Carrying         Percentage
United States:                                  Value             of Total         Value           of Total
                                            ------------         ----------    ------------       ----------
   Alabama                                  $      9,700             1.59%     $          -              -
   Arizona                                        29,193             4.79%           26,030           5.43%
   California                                    137,153            22.51%          102,296          21.33%
   Colorado                                       21,527             3.53%           20,643           4.31%
   Connecticut                                     2,021             0.33%                -              -
   Florida                                        50,252             8.25%           45,100           9.41%
   Georgia                                        39,458             6.48%           31,882           6.65%
   Illinois                                       52,478             8.61%           28,595           5.97%
   Indiana                                        11,094             1.82%           11,438           2.39%
   Kansas                                         21,372             3.51%           13,633           2.84%
   Louisiana                                       5,139             0.84%            5,269           1.10%
   Maine                                           9,752             1.60%            4,980           1.04%
   Maryland                                       10,822             1.78%            6,949           1.45%
   Massachusetts                                  12,174             2.00%                -              -
   Missouri                                       12,923             2.12%           14,199           2.96%
   Nevada                                          9,819            1.61%            11,155           2.33%
   New Hampshire                                   2,330             0.38%            2,377           0.50%
   New Jersey                                     20,810             3.42%           16,159           3.37%
   New Mexico                                      3,832             0.63%            3,900           0.81%
   New York                                        6,771             1.11%            3,605           0.75%
   North Carolina                                 20,669             3.39%           22,958           4.79%
   Ohio                                            3,828             0.63%                -              -
   Oregon                                          5,735             0.94%            5,849           1.22%
   Pennsylvania                                        -                 -            5,451           1.14%
   Rhode Island                                    5,547             0.91%            5,266           1.10%
   South Dakota                                    7,221             1.19%            7,365           1.54%
   Texas                                          23,080             3.79%           20,943           4.37%
   Virginia                                       38,326             6.29%           31,883           6.65%
   Washington                                     28,512             4.68%           23,017           4.80%
   Wisconsin                                       7,754             1.27%            8,370           1.75%
                                            ------------           ------      ------------         ------
Total                                       $    609,292           100.00%     $    479,312         100.00%
                                            ============           ======      ============         ======

All mortgage loans are performing and no valuation allowance had been established as of December 31, 2004 and 2003.

The maturities of the mortgage loans are as follows (in thousands):

                                        2004                2003
                                  ----------------   -----------------
Due one year through five years   $         97,880   $         105,179
Due after five years                       388,744             297,321
Due after ten years                        122,668              76,812
                                  ----------------   -----------------
     Total                        $        609,292   $         479,312
                                  ================   =================

Policy loans comprised approximately 9.1% and 10.2% of the Company's investments as of December 31, 2004 and 2003, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest comprised approximately 25.9% and 30.6% of the Company's investments as of December 31, 2004 and 2003, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on RGA's consolidated balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. In most cases, the Company is subject to the investment performance on the funds withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

      Note 6 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2004 and 2003. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties (in thousands):

                                                                 2004                                 2003
                                                  ---------------------------------    ---------------------------------
                                                      Carrying         Estimated          Carrying          Estimated
                                                       Value           Fair Value           Value          Fair Value
                                                  ---------------    --------------    ---------------    --------------
Assets:
          Fixed maturity securities               $     6,023,696    $    6,023,696    $     4,575,735    $    4,575,735
          Mortgage loans on real estate                   609,292           631,970            479,312           499,102
          Policy loans                                    957,564           957,564            902,857           902,857
          Funds withheld at interest                    2,734,655         2,788,237          2,717,278         2,799,062
          Short-term investments                           31,964            31,964             28,917            28,917
          Other invested assets                           207,054           201,829            179,320           174,646
Liabilities:
          Interest-sensitive contract             $     4,900,600    $    4,438,784    $     4,170,591    $    3,900,244
          liabilities
          Long-term and short-term debt                   405,782           431,388            398,146           421,735
          Company-obligated mandatorily
             redeemable preferred securities              158,417           223,451            158,292           194,490

Publicly traded fixed maturity securities are valued based upon quoted market prices. Private placement securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company's investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. The carrying value of short-term investments at December 31, 2004 and 2003 approximates fair value. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheet, while limited partnership interests are carried at cost.

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

      Note 7 REINSURANCE

Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2004 and 2003, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers / retrocessionaires.

The effect of reinsurance on net premiums and amounts earned is as follows (in thousands):

Years Ended December 31,                 2004               2003               2002
------------------------              -----------        -----------        -----------
Direct                                $     4,930        $     3,966        $     4,986
Reinsurance assumed                     3,644,472          2,918,488          2,325,512
Reinsurance ceded                        (301,954)          (279,291)          (349,832)
                                      -----------        -----------        -----------
Net premiums and amounts earned       $ 3,347,448        $ 2,643,163        $ 1,980,666
                                      ===========        ===========        ===========

The effect of reinsurance on policyholder claims and other policy benefits is as follows (in thousands):

Years Ended December 31,                 2004               2003               2002
------------------------              -----------        -----------        -----------
Direct                                $     4,299        $     8,272        $     3,330
Reinsurance assumed                     2,945,413          2,350,135          1,744,630
Reinsurance ceded                        (271,175)          (249,976)          (208,496)
                                      -----------        -----------        -----------
Net policyholder claims and benefits  $ 2,678,537        $ 2,108,431        $ 1,539,464
                                      ===========        ===========        ===========

At December 31, 2004 and 2003, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

The impact of reinsurance on life insurance in force is shown in the following schedule (in millions):

Life Insurance In Force:       Direct          Assumed           Ceded             Net        Assumed/Net %
                             ----------       ----------       ----------       ----------    -------------
December 31, 2004            $       76       $1,458,827       $  161,978       $1,296,925       112.48%
December 31, 2003                    75        1,252,161          254,822          997,414       125.54%
December 31, 2002                    75          758,875          162,395          596,555       127.21%

At December 31, 2004, the Company has provided approximately $1.5 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements and to enhance ceding companies' financial strength. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2004, these treaties had approximately $326.8 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $808.2 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the Company at December 31, 2004. Additionally, securities with an amortized cost of $1,608.1 million, as of December 31, 2004, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

      Note 8 DEFERRED POLICY ACQUISITION COSTS

The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

Years Ended December 31,                  2004               2003                2002
------------------------             --------------   ------------------    --------------
Deferred policy acquisition costs:
    Assumed                          $    2,321,731   $        1,835,923    $    1,162,256
    Retroceded                              (95,757)             (78,827)          (77,320)
                                     --------------   ------------------    --------------
Net                                  $    2,225,974   $        1,757,096    $    1,084,936
                                     ==============   ==================    ==============

Years Ended December 31,                            2004               2003               2002
------------------------                         -----------        -----------        -----------
Beginning of year                                $ 1,757,096        $ 1,084,936        $   800,319
Capitalized
    Assumed                                          915,071          1,045,932            615,431
    Retroceded                                       (15,296)           (23,772)           (23,001)
Amortized

    Assumed                                         (406,367)          (343,368)          (314,146)
  Allocated to change in value of embedded
     derivatives                                     (22,896)           (28,897)                 -
    Retroceded                                        (1,634)            22,265              6,333
                                                 -----------        -----------        -----------
End of year                                      $ 2,225,974        $ 1,757,096        $ 1,084,936
                                                 ===========        ===========        ===========

Some reinsurance agreements involve reimbursing the ceding company for allowances and commissions in excess of first-year premiums. These amounts represent acquisition costs and are capitalized to the extent deemed recoverable from the future premiums and amortized against future profits of the business. This type of agreement presents a risk to the extent that the business lapses faster than originally anticipated, resulting in future profits being insufficient to recover the Company's investment.

      Note 9 INCOME TAX

The provision for income tax expense attributable to income from continuing operations consists of the following (in thousands):

Years Ended December 31,                     2004           2003           2002
------------------------                   --------       --------       --------
Current income tax expense (benefit)       $ 22,351       $ 27,347       $(14,412)
Deferred income tax expense                  80,764         46,313         57,221
Foreign current tax expense                   8,904          2,048          6,134
Foreign deferred tax expense                 11,874         17,583         16,572
                                           --------       --------       --------
    Provision for income taxes             $123,893       $ 93,291       $ 65,515
                                           ========       ========       ========

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (in thousands):

                                                             2004           2003          2002
                                                             ----           ----          ----
Years Ended December 31,
Tax provision at U.S. statutory rate                      $ 129,217      $  95,064      $  67,892
Increase (decrease) in income taxes resulting from:
     Foreign tax rate differing from U.S. tax rate           (1,063)        (2,227)          (124)
     Amounts related to audit resolution                     (1,900)             -         (2,000)
     Travel and entertainment                                   241              2            129
     Intangible amortization                                      -              -            199
     Deferred tax valuation allowance                        (2,602)           556           (211)
     Other, net                                                   -           (104)          (370)
                                                          ---------      ---------      ---------
       Total provision for income taxes                   $ 123,893      $  93,291      $  65,515
                                                          =========      =========      =========

Total income taxes were as follows (in thousands):

                                                            2004            2003          2002
                                                            ----            ----          ----
Years Ended December 31,
Income taxes from continuing operations                   $ 123,893      $  93,291      $  65,515
    Tax benefit on discontinued operations                  (12,410)        (3,082)        (3,066)
    Tax effect on cumulative change in accounting              (195)           293              -
      principle
    Income tax from stockholders' equity:
      Net unrealized holding gain on debt and equity
       securities  recognized for financial
         reporting purposes                                  39,855         36,637         51,591

      Exercise of stock options                              (1,329)        (2,919)        (1,943)
      Foreign currency translation                          (15,455)        28,477         (3,664)
                                                          ---------      ---------      ---------
        Total income taxes provided                       $ 134,359      $ 152,697      $ 108,433
                                                          =========      =========      =========

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2004 and 2003, are presented in the following tables (in thousands):

                                                            2004            2003
                                                            ----            ----
Years Ended December 31,
Deferred income tax assets:
    Nondeductible accruals                                $  31,877      $  23,744
    Reserve for policies and investment income
      differences                                           186,454        140,049
    Deferred acquisition costs capitalized for tax           30,163         40,711
    Net operating loss carryforward                         169,453        183,340
    Foreign tax and AMT credit carryforward                       -         12,394
    Capital loss carryforward                                 6,969              -
                                                          ---------      ---------
      Subtotal                                              424,916        400,238
    Valuation allowance                                      (9,466)       (12,988)
                                                          ---------      ---------
      Total deferred income tax assets                      415,450        387,250

Deferred income tax liabilities:
    Deferred acquisition costs capitalized for              773,055        617,492
     financial reporting
    Differences between tax and financial reporting
     amounts concerning certain reinsurance
     transactions                                            23,579         35,474
    Differences in foreign currency translation              13,407         28,862
    Differences in the tax basis of cash and invested
      assets                                                167,394        144,395
                                                          ---------      ---------
      Total deferred income tax liabilities                 977,435        826,223
                                                          ---------      ---------
         Net deferred income tax liabilities              $ 561,985      $ 438,973
                                                          =========      =========

As of December 31, 2004 and 2003, a valuation allowance for deferred tax assets of approximately $9.5 million and $13.0 million, respectively, was provided on the foreign tax credits and net operating and capital losses of RGA Reinsurance, GA Argentina, RGA South Africa, and RGA UK. The Company utilizes valuation allowances when it realizes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized. Except for RGA International Reinsurance Company Ltd., the Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries because the Company considers these earnings to be permanently reinvested and does not expect these earnings to be repatriated in the foreseeable future.

During 2004, 2003, and 2002, the Company received federal income tax refunds of approximately $1.4 million, $1.6 million, and $5.2 million, respectively. The Company made cash income tax payments of approximately $29.9 million, $8.0 million, and $17.4 million in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company recognized gross deferred tax assets associated with net operating losses of approximately $458.9 million and $487.2 million, respectively, that will expire between 2011 and 2019. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, will not be lost due to the application of tax planning strategies that management would utilize.

The Company's tax returns have been audited by the relevant taxing authorities for all years through 2000. The Company believes established tax reserves are adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an impact on the Company's effective tax rate.

      Note 10 EMPLOYEE BENEFIT PLANS

Most of the Company's U.S. employees participate in a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance. The benefits under the pension plan are based on years of service and compensation levels. Certain management individuals participate in several nonqualified defined benefit and defined contribution plans sponsored by RGA Reinsurance. Those plans are unfunded and are deductible for federal income tax purposes when the benefits are paid. The projected obligation was approximately $22.8 million and $18.7 million as of December 31, 2004 and 2003, respectively.

The Company's full time U.S. employees may participate in a defined contribution profit sharing plan. The plan also has a cash or deferred option under Internal Revenue Code section 401(k). The Company's contributions, which are partially tied to RGA's financial results and employee 401(k) contributions, were approximately $2.2 million, $1.9 million, and $1.2 million in 2004, 2003 and 2002, respectively.

The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree's cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $0.7 million for 2004 and 2003, and $0.6 million for 2002, related to these postretirement plans. The projected obligation was approximately $8.6 million and $5.3 million as of December 31, 2004 and 2003, respectively.

                                                                  December 31,
                                                     ---------------------------------------------
                                                        Pension Benefits         Other Benefits
                                                     ---------------------   ---------------------
 (in thousands)                                        2004         2003       2004         2003
                                                     --------     --------   ---------   ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year    $ 18,652     $ 16,137   $   5,331   $   4,508
      Service cost                                      1,827        1,473         342         314
      Interest cost                                     1,274        1,052         331         303
      Participant contributions                             -            -          15          11
      Actuarial losses                                  1,395          280       2,664         265
      Benefits paid                                      (303)        (290)       (100)        (70)
                                                     --------     --------   ---------   ---------
Projected benefit obligation at end of year          $ 22,845     $ 18,652   $   8,583   $   5,331
                                                     ========     ========   =========   =========
CHANGE IN PLAN ASSETS:
Contract value of plan assets at beginning
  of year                                            $  9,839     $  7,725   $       -   $       -
      Actual return on plan assets                      1,319        1,857           -           -
      Employer and participant contributions            3,028          564         100          70
      Benefits paid                                      (311)        (307)       (100)        (70)
                                                     --------     --------   ---------   ---------
Contract value of plan assets at end of year         $ 13,875     $  9,839   $       -   $       -
                                                     ========     ========   =========   =========

                                                                  December 31,
                                                     ---------------------------------------------
                                                        Pension Benefits         Other Benefits
                                                     ---------------------   ---------------------
 (in thousands)                                        2004         2003       2004         2003
                                                     --------     --------   ---------   ---------
Under funded                                         $ (8,970)    $ (8,813)  $  (8,583)  $  (5,331)
Unrecognized net actuarial losses                       2,711        1,760       4,234       1,629
Unrecognized prior service cost                           247          276           -           -
                                                     --------     --------   ---------   ---------
Accrued benefit cost                                 $ (6,012)    $ (6,777)  $  (4,349)  $  (3,702)
                                                     ========     ========   =========   =========

Qualified plan accrued pension cost                  $ (1,121)    $ (2,445)          -           -
Non-qualified plan accrued pension cost                (5,116)      (4,482)          -           -
Intangible assets                                         108          117           -           -
Accumulated other comprehensive income                    117           33           -           -
                                                     --------     --------   ---------   ---------
Accrued benefit cost                                 $ (6,012)    $ (6,777)          -           -
                                                     ========     ========   =========   =========

The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows (in thousands):

                                                  2004                     2003
                                         ------------------------  -----------------------
                                         Qualified  Non-Qualified  Qualified Non-Qualified
                                            Plan        Plan         Plan         Plan
                                          --------     -------     --------     -------
Aggregate projected benefit obligation    $(17,881)    $(4,964)    $(14,182)    $(4,470)
Aggregate contract value of plan assets     13,875           -        9,839           -
                                          --------     -------     --------     -------
Underfunded                               $ (4,006)    $(4,964)    $ (4,343)    $(4,470)
                                          ========     =======     ========     =======
Accumulated benefit obligation            $ 14,344     $ 4,070     $ 11,290     $ 3,349
                                          ========     =======     ========     =======

Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

                                           Pension Benefits    Other Benefits
                                           ----------------    --------------
                                             2004     2003     2004     2003
                                             ----     ----     ----     ----
Discount rate                                6.00%    6.50%    6.00%    6.50%
Expected rate of return on plan assets       8.50%    8.75%       -        -
Rate of compensation increase                4.25%    4.95%       -        -

The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

                                                    December 31,
                                 -----------------------------------------------
                                          2004                     2003
                                 ----------------------    ---------------------
Pre-Medicare eligible claims     12% down to 5% in 2012    10% down to 5% in 2008
Medicare eligible claims         12% down to 5% in 2012    10% down to 5% in 2008

Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                         One Percent One Percent
                                                          Increase    Decrease
                                                         ----------- -----------
Effect on total of service and interest cost components    $   180    $   (135)
Effect on accumulated postretirement benefit obligation    $ 1,782    $ (1,477)

The components of net periodic benefit cost were as follows (in thousands):

                                          Pension Benefits               Other Benefits
                                    -----------------------------     --------------------
                                      2004      2003       2002       2004    2003    2002
                                    ------    -------     -------     ----    ----    ----
Service cost                         1,827    $ 1,473     $ 1,218      342    $314    $264
Interest cost                        1,274      1,052         972      331     303     261
Expected return on plan assets      (1,000)      (643)       (751)       -       -       -
Amortization of prior actuarial
  losses                               133        141           7       58      60      41
Amortization of prior service cost      30         30          30        -       -       -
                                    ------    -------     -------     ----    ----    ----
Net periodic benefit cost            2,264    $ 2,053     $ 1,476     $731    $677    $566
                                    ======    =======     =======     ====    ====    ====

The Company expects to contribute $1.8 million in pension benefits and $0.1 million in other benefits during 2005.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

              Pension      Other
              Benefits    Benefits
              --------    --------
     2005     $ 1,503      $ 115
     2006       2,385        128
     2007       1,989        151
     2008       2,459        183
     2009       2,291        216
2010-2014      13,393      1,608

Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.

      Allocation of the Pension Plan's total plan fair value by asset type:

  ASSET CATEGORY:       2004    2003
                        ----    ----
Equity securities        76%     73%
Debt securities          24%     27%
                        ---     ---
Total                   100%    100%

      2005 target range of allocation by asset type of the Pension Plan's total plan fair value on a weighted average basis:

ASSET CATEGORY:
Equity securities    65% - 80%
Debt securities      25% - 50%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company's assessment of the impact of economic factors and market conditions.

Note 11 RELATED PARTY TRANSACTIONS

General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services have included legal, treasury, risk management and corporate travel. The cost for the years ended December 31, 2004, 2003 and 2002 was approximately $1.0 million, $1.0 million and $1.2 million, respectively.

Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.

RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2004, 2003 and 2002 of approximately $3.5 million, $3.2 million and $0.4 million, respectively.

The Company also has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2004, the Company had reinsurance related assets and liabilities from these agreements totaling $143.2 million and $173.3 million, respectively. Prior-year comparable assets and liabilities were $175.0 million and $169.6 million, respectively. Additionally, the Company reflected net premiums of approximately $164.4 million, $157.9 million and $172.8 million in 2004, 2003 and 2002, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $36.5 million, $19.4 million and $23.3 million in 2004, 2003 and 2002, respectively.

      Note 12 LEASE COMMITMENTS

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2004 are as follows:

2005          $6.2 million
2006           6.3 million
2007           5.0 million
2008           4.5 million
2009           3.5 million
Thereafter     3.6 million

The amounts above are net of expected sublease income of approximately $0.4 million annually through 2010. Rent expenses amounted to approximately $8.0 million, $6.8 million and $6.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

      Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS - SIGNIFICANT SUBSIDIARIES

The following table presents selected statutory financial information for the Company's primary life reinsurance legal entities, as of or for the years ended December 31, 2004 , 2003, and 2002 (in thousands):

                          Statutory                     Statutory
                      Capital & Surplus              Net Income (Loss)
                     --------------------    --------------------------------
                       2004        2003        2004        2003        2002
                     --------    --------    --------    --------     -------
RCM                  $887,694    $839,731    $  6,768    $  3,883     $ 1,922
RGA Reinsurance      $869,443    $828,922    $117,378    $(73,285)    $13,640
RGA Canada           $276,863    $245,911    $ 10,637    $ 18,231     $   177
RGA Barbados         $138,864    $121,413    $ 16,203    $ 19,380     $17,481
RGA Americas         $200,683    $155,421    $ 40,012    $ 43,796     $14,611
Other reinsurance
subsidiaries         $136,956    $ 98,661    $  5,057    $(21,326)    $   557

The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk-based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2005, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, equal to their unassigned surplus, approximately $43.7 million and $88.6 million, respectively. Dividend payments from other subsidiaries are subject to regulations in the country of domicile.

      Note 14 COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to an arbitration that involves its discontinued accident and health business, including personal accident business (including London market excess of loss business). In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of January 31, 2005, the companies involved in these litigation actions raised claims, or established reserves that may result in claims, in the amount of $4.4 million, which is $3.7 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that have indicated that they anticipate asserting claims in the future against the Company in the amount of $24.9 million, which is $24.5 million in excess of the amounts held in reserve by the Company as of December 31, 2004. These claims appear to relate to personal accident business (including London market excess of loss business) and workers' compensation carve-out business. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. See
Note 20, "Discontinued Operations" for more information. During the third quarter of 2004, the Company's discontinued accident and health operations recorded a $24.0 million pre-tax charge related to the negotiated settlement of all disputed claims associated with its largest identified accident and health exposure. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company has reinsured privately owned pension funds that were formed as a result of reform and privatization of Argentina's social security system. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina during 2001 because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced. It is the Company's position that actions of the Argentine government, which may affect future results from this business for the Company, constitute violations of the Treaty on Encouragement and Reciprocal Protection of Investments, between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). The Company has filed a request for arbitration of its dispute relating to these violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank (the "ICSID Arbitration"). The request for arbitration was officially registered in November of 2004.

In addition, because of the regulatory action that has accelerated payment of the deferred disability claims, during the third quarter of 2004, the Company formally notified the AFJP ceding companies that it will no longer make claim payments it believes to be artificially inflated, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the contemplated ICSID Arbitration, or litigation or arbitrations that may occur in Argentine in the future, or provide reasonable ranges of potential losses if the Argentine government continues with its present course of action, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

In the fourth quarter of 2004, the Company increased the amount of liabilities associated with the AFJP business by $10.0 million, so that the overall amount of the liabilities reflects the Company's current estimate of the value of its obligations, and reflects the uncertainty regarding the amount and timing of claims payments and the outcome of any negotiated settlements.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of performance under the reinsurance agreements. At December 31, 2004 and 2003, there were approximately $32.6 million and $38.7 million, respectively, of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas and RGA Barbados. As of December 31, 2004 and 2003, $370.5 million and $396.3 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Fees associated with letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $285.4 million and $188.3 million as of December 31, 2004 and 2003, respectively, and are reflected on the Company's consolidated balance sheet in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2004, RGA's exposure related to credit facility guarantees was $56.1 million, the maximum potential guarantee, and is reflected on the consolidated balance sheet in short-term debt. RGA has issued a guarantee on behalf of a subsidiary in the event the subsidiary fails to make payment under its office lease obligation, the exposure of which was insignificant as of December 31, 2004.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

      Note 15 LONG-TERM DEBT AND PREFERRED SECURITIES

The Company's long-term debt consists of the following (in millions):

                                                          2004      2003
                                                        -------    -------
$200 million 6.75% Senior Notes due 2011                $ 199.9    $ 199.9
$100 million 7.25% Senior Notes due 2006                   99.8       99.6
Revolving Credit Facilities                               106.1       98.6
                                                        -------    -------
  Total Debt                                            $ 405.8    $ 398.1
Less portion due in less than one year                    (56.1)         -
                                                        -------    -------
  Long-term debt                                        $ 349.7    $ 398.1
                                                        =======    =======

  $225.0 million 5.75% Preferred Securities due 2051    $ 158.4    $ 158.3
                                                        =======    =======

The Company has revolving credit facilities in the United States, the United Kingdom, and Australia, under which it may borrow up to approximately $231.1 million. As of December 31, 2004, the Company had drawn approximately $106.1 million under these facilities at interest rates ranging from 1.63% to 6.38% during the year. The Company may draw up to $175.0 million on its U.S. revolving credit facility that expires in May 2006. As of December 31, 2004, the Company had $50.0 million outstanding under this facility. Terminations of revolving credit facilities and maturities of senior notes over the next five years total $56.1 million in 2005 and $150.0 million in 2006.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth ranging from $600 million to $700 million, change of control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2004, the Company had $405.8 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds.

RGA guarantees the payment of amounts outstanding under the credit facilities maintained by its subsidiary operations in the United Kingdom and Australia. The total amount of debt outstanding, subject to the guarantees, as of December 31, 2004 was $56.1 million and is reflected on the Company's consolidated balance sheet under short-term debt.

In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I, issued $225.0 million face amount in Preferred Securities due 2051 at a discounted value of $158.1 million. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the Preferred Securities.

      Note 16 SEGMENT INFORMATION

The Company has five main operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of critical illness products. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance through RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance Company ("RGA Reinsurance"). Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe and South Africa, in addition to other markets being developed by the Company. The Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss before income taxes.

Effective January 1, 2003, as a result of the Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, are reported as part of U.S. operations in the Traditional sub-segment.

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

For the Years ended December 31,                        2004          2003          2002
--------------------------------                     ----------    ----------    ----------
Revenues:
      U.S.                                           $2,718,722    $2,221,875    $1,709,952
      Canada                                            365,533       315,161       251,715
      Europe & South Africa                             490,326       373,138       230,813
      Asia Pacific                                      421,026       270,132       169,351
      Corporate and Other                                43,312        24,692        20,132
                                                     ----------    ----------    ----------
        Total from continuing operations             $4,038,919    $3,204,998    $2,381,963
                                                     ==========    ==========    ==========

For the Years ended December 31,                        2004          2003           2002
--------------------------------                     ----------    ----------    ----------
Income (loss) from continuing operations before income taxes:
    U.S.                                             $  289,924    $  216,088    $  175,801
    Canada                                               73,485        59,564        38,631
    Europe & South Africa                                31,682        20,272         3,409
    Asia Pacific                                         12,605        19,262         6,316
    Corporate and Other                                 (38,503)      (43,576)      (30,179)
                                                     ----------    ----------    ----------
        Total from continuing operations             $  369,193    $  271,610    $  193,978
                                                     ==========    ==========    ==========

For the Years ended December 31,                        2004          2003           2002
--------------------------------                     ----------    ----------    ----------
Interest expense:
    Europe & South Africa                            $    1,336    $    1,043    $      680
    Asia Pacific                                          1,614         1,096           842
    Corporate and Other                                  35,487        34,650        33,994
                                                     ----------    ----------    ----------
         Total from continuing operations            $   38,437    $   36,789    $   35,516
                                                     ==========    ==========    ==========

For the Years ended December 31,                        2004          2003           2002
--------------------------------                     ----------    ----------    ----------
Depreciation and amortization:
    U.S.                                             $  374,470    $  310,548    $  267,341
    Canada                                               24,824         9,315        22,537
    Europe & South Africa                               114,112        85,657        33,251
    Asia Pacific                                         54,653        39,723        25,542
    Corporate and Other                                   3,381         1,981        12,186
                                                     ----------    ----------    ----------
         Total from continuing operations            $  571,440    $  447,224    $  360,857
                                                     ==========    ==========    ==========

The table above includes amortization of deferred acquisition costs and the DAC offset to the change in value of embedded derivatives related to Issue B36.

As of December 31,                                2004          2003
------------------                             -----------   -----------
Assets:
    U.S.                                       $ 9,535,297   $ 8,474,954
    Canada                                       2,459,845     1,935,604
    Europe & South Africa                          706,643       483,876
    Asia Pacific                                   696,613       413,628
    Corporate and Other and discontinued           649,731       805,312
    operations
                                               -----------   -----------
           Total assets                        $14,048,129   $12,113,374
                                               ===========   ===========

Companies in which RGA has an ownership position greater than twenty percent, but less than or equal to fifty percent, are reported on the equity basis of accounting. The equity in the net income of such subsidiaries is not material to the results of operations or financial position of individual segments or the Company taken as a whole.

Capital expenditures of each reporting segment were immaterial in the periods noted.

During 2004, two clients accounted for $130.3 million or 45.8% of gross premiums for the Canada operations. Three clients of the Company's United Kingdom operations generated approximately $349.5 million, or 69.1% of the total gross premiums for the Europe & South Africa operations. Two clients, both in Australia, generated approximately $65.9 million, or 15.2% of the total gross premiums for the Asia Pacific operations.

      Note 17 EQUITY BASED COMPENSATION

The Company adopted the RGA Flexible Stock Plan (the "Plan") in February 1993 and the Flexible Stock Plan for Directors (the "Directors Plan") in January 1997 (collectively, the "Stock Plans"). The Stock Plans provide for the award of benefits (collectively "Benefits") of various types, including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2004, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 6,260,077 and 212,500, respectively.

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

                                            2004                       2003                       2002
                                 -------------------------  -------------------------  -------------------------
                                               Weighted-                  Weighted-                  Weighted-
                                                Average                    Average                    Average
                                  Options   Exercise price   Options   Exercise price   Options   Exercise price
                                 ---------  --------------  ---------  --------------  ---------  --------------
Balance at beginning of year     2,694,653     $   28.34    2,700,333     $   26.36    2,326,808     $   24.42
Granted                            309,398     $   39.61      735,654     $   27.29      554,233     $   31.90
Exercised                         (274,179)    $   25.32     (627,822)    $   18.51     (147,927)    $   15.59
Forfeited                          (68,195)    $   31.18     (113,512)    $   29.10      (32,781)    $   29.63
                                 ---------     ---------    ---------     ---------    ---------     ---------
Balance at end of year           2,661,677     $   29.89    2,694,653     $   28.34    2,700,333     $   26.36
                                 =========     =========    =========     =========    =========     =========

                            Options Outstanding            Options Exercisable
                  --------------------------------------- ----------------------
                                  Weighted-     Weighted-              Weighted-
                  Outstanding      Average       Average  Exercisable   Average
   Range of          as of        Remaining     Exercise    as of      Exercise
Exercise Prices    12/31/2004  Contractual Life  Price    12/31/2004    Price
---------------   -----------  ---------------- --------  -----------  ---------
$15.00 - $19.99        12,144        1.0         $15.61       12,144    $15.61
$20.00 - $24.99       412,015        4.2         $22.47      341,661    $22.33
$25.00 - $29.99     1,196,237        6.8         $28.09      499,740    $28.34
$30.00 - $34.99       493,907        6.9         $31.90      208,746    $31.88
$35.00 - $39.99       547,374        6.7         $37.90      246,393    $35.82
                    ---------        ---         ------    ---------    ------
          Totals    2,661,677        6.4         $29.89    1,308,684    $28.63
                    =========        ===         ======    =========    ======

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $12.81, $9.51 and $11.71 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2004-expected dividend yield of 0.61%, risk-free interest rate of 3.30%, expected life of 6.0 years, and an expected rate of volatility of the stock of 28.7% over the expected life of the options; 2003-expected dividend yield of 0.95%, risk-free interest rate of 2.79%, expected life of 6.0 years, and an expected rate of volatility of the stock of 35% over the expected life of the options; and 2002-expected dividend yield of 0.8%, risk-free interest rate of 5.00%, expected life of 5.0 years, and an expected rate of volatility of the stock of 35% over the expected life of the options.

In general, restrictions lapse on restricted stock awards at the end of a three- or ten-year vesting period. Restricted stock awarded under the plan generally has no strike price and is included in the Company's shares outstanding. During 2004, the Company awarded 5,500 shares of restricted stock that vests over a three-year holding period.

During 2004, the Company issued a combination of stock options and performance contingent units ("PCUs") to key employees. The stock option portion is included in the preceding table. The Company also issued 128,693 PCUs. Each PCU represents the right to receive from zero to two shares of Company common stock depending on the results of certain performance measures over a three-year period.

Prior to January 1, 2003, the Company applied APB Opinion No. 25 in accounting for its Stock Plans and, accordingly, no compensation cost was recognized for its stock options in the financial statements. For grants during 2003 and 2004, the Company determined compensation cost based on the fair value at the grant date for its stock options using the "prospective" approach under FASB Statement No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Beginning July 1, 2005, the Company is required to use the "modified prospective" method for recording compensation expense. The modified prospective approach will require compensation cost on all unvested options to be recorded in the income statement over its remaining vesting period, regardless of when the options were granted. Had the Company realized compensation expense based on the fair value at the grant date for all stock grants, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS No. 148 may not be representative of the effects on reported net income for future years.

(in thousands, except per share amounts)                                       2004         2003        2002
                                                                           -----------   ----------   -----------

Net income as reported                                                     $   221,891   $  173,141   $   122,806
Add:  Stock-based employee compensation expense included in reported net
         income, net of related tax effects                                      2,534        1,087            --

Deduct:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related
         tax effects                                                             4,454        3,040         2,982
                                                                           -----------   ----------   -----------
Pro forma net income                                                       $   219,971   $  171,188   $   119,824
                                                                           ===========   ==========   ===========


(in whole dollars)                                                            2004         2003         2002
                                                                           -----------   ----------   -----------
Net income per share:

         Basic - as reported                                               $      3.56   $     3.37   $      2.49

         Basic - pro forma                                                 $      3.53   $     3.34   $      2.43

         Diluted - as reported                                             $      3.52   $     3.36   $      2.47

         Diluted - pro forma                                               $      3.49   $     3.32   $      2.41

In January 2005, the Board approved an incentive compensation package including 289,310 incentive stock options at $47.47 per share, 124,753 PCUs, and 4,800 shares of restricted stock under the Company's Stock Plans.

      Note 18 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

                                                                              2004          2003         2002
                                                                           -----------   ----------   -----------
Earnings:

    Income from continuing operations (numerator for
      basic and diluted calculations)                                      $   245,300   $  178,319   $   128,463

Shares:

    Weighted average outstanding shares
      (denominator for basic calculation)                                       62,309       51,318        49,381
    Equivalent shares from outstanding stock options and warrants                  655          280           267
                                                                           -----------   ----------   -----------
        Diluted shares (denominator for diluted calculation)                    62,964       51,598        49,648

Earnings per share from continuing operations:

    Basic                                                                  $      3.94   $     3.47   $      2.60

    Diluted                                                                $      3.90   $     3.46   $      2.59
                                                                           ===========   ==========   ===========

The calculation of equivalent shares from outstanding stock options does not include the impact of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. All outstanding options were included in the calculation during 2004, while approximately 0.3 million and 1.4 million outstanding stock options were not included in the calculation of common equivalent shares during 2003 and 2002, respectively. Diluted earnings per share also exclude the antidilutive effect in 2003 and 2002 of 5.6 million shares that would be issued upon exercise of the outstanding warrants associated with the PIERS units, as the Company could repurchase more shares than it issues with the exercise proceeds.

      Note 19 COMPREHENSIVE INCOME

The following table presents the components of the Company's accumulated other comprehensive income for the years ended December 31, 2004, 2003 and 2002 (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 2004:

                                                                                           TAX (EXPENSE)
                                                                 BEFORE-TAX AMOUNT            BENEFIT            AFTER-TAX AMOUNT
                                                                 -----------------         -------------         ----------------
Foreign currency translation adjustments:
      Change arising during year                                        $   24,635            $   15,455                $  40,090
Unrealized gains on securities:
    Unrealized net holding gains arising during the year                   143,280               (47,219)                  96,061
    Less:  Reclassification adjustment for net gains
       realized in net income                                               29,473                (7,429)                  22,044
                                                                 -----------------         -------------         ----------------
         Net unrealized gains                                              113,807               (39,790)                  74,017
                                                                 -----------------         -------------         ----------------
               Other comprehensive income                               $  138,442            $  (24,335)               $ 114,107
                                                                 =================         =============         ================

FOR THE YEAR ENDED DECEMBER 31, 2003:

                                                                 BEFORE-TAX AMOUNT           TAX EXPENSE         AFTER-TAX AMOUNT
                                                                 -----------------         -------------         ----------------
Foreign currency translation adjustments:
      Change arising during year                                 $          81,363         $     (28,477)        $         52,886
Unrealized gains on securities:
    Unrealized net holding gains arising during the year                   109,887               (38,176)                  71,711
    Less:  Reclassification adjustment for net losses
       realized in net income                                                5,360                (1,539)                   3,821
                                                                 -----------------         -------------         ----------------
         Net unrealized gains                                              104,527               (36,637)                  67,890
                                                                 -----------------         -------------         ----------------
               Other comprehensive income                        $         185,890         $     (65,114)        $        120,776
                                                                 =================         =============         ================

FOR THE YEAR ENDED DECEMBER 31, 2002:

                                                                                           TAX (EXPENSE)
                                                                 BEFORE-TAX AMOUNT            BENEFIT            AFTER-TAX AMOUNT
                                                                 -----------------         -------------         ----------------
Foreign currency translation adjustments:
      Change arising during year                                 $          10,467         $      (3,664)        $          6,803
Unrealized gains on securities:
    Unrealized net holding gains arising during the year                   139,795               (47,698)                  92,097
    Less:  Reclassification adjustment for net losses
       realized in net income                                              (14,651)                3,893                  (10,758)
                                                                 -----------------         -------------         ----------------
         Net unrealized gains                                              154,446               (51,591)                 102,855
                                                                 -----------------         -------------         ----------------
               Other comprehensive income                        $         164,913         $     (55,255)        $        109,658
                                                                 =================         =============         ================

A summary of the components of net unrealized appreciation of balances carried at fair value is as follows (in thousands):

YEARS ENDED DECEMBER 31,                                                2004                    2003                   2002
                                                                 -----------------         -------------         ----------------
Change in net unrealized appreciation on:
    Fixed maturity securities available for sale                 $         112,419         $     105,562         $        168,732
    Other investments                                                           31                 5,715                     (541)
Effect of unrealized appreciation on:
    Deferred policy acquisition costs                                        1,373                (6,750)                 (13,739)
Other                                                                          (16)                    -                       (6)
                                                                 -----------------         -------------         ----------------
Net unrealized appreciation                                      $         113,807         $     104,527         $        154,446
                                                                 -----------------         -------------         ----------------

      Note 20 DISCONTINUED OPERATIONS

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

At the time it was accepting accident and health risks, the Company directly underwrote certain business provided by brokers using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers' compensation carve-out, personal accident, and similar coverages.

The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to an arbitration that involves some of these LMX reinsurance programs. Additionally, while RGA did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers' compensation carve-out risks. The Company and other involved reinsurers and retrocessionaires have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

While it is not feasible to predict the ultimate outcome of pending arbitrations and litigation involving LMX reinsurance programs, any indirect workers' compensation carve-out exposure, or other accident and health risks, or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company is currently a party to an arbitration that involves personal accident business. In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of January 31, 2005, the companies involved in these litigation actions have raised claims, or established reserves that may result in claims, that are $3.7 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies which have indicated that they anticipate asserting claims in the future against the Company that are $24.5 million in excess of the amounts held in reserve by the Company. These claims appear to relate to personal accident business (including LMX business) and workers' compensation carve-out business. Depending upon the audit findings in these cases, they could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The loss from discontinued accident and health operations, net of income taxes, increased to $23.0 million in 2004 from $5.7 million in 2003 and 2002. The increase in 2004 is due primarily to a negotiated settlement of all disputed claims associated with the Company's largest identified accident and health exposure. As a result of this settlement, the Company's discontinued accident and health operation recorded a $24.0 million pre-tax charge during the third quarter of 2004.

The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The net reserve balance as of December 31, 2004 and 2003 was $57.4 million and $54.5 million, respectively. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $1.4 million, $4.8 million, and $3.3 million for 2004, 2003, and 2002, respectively.

      Note 21 SUBSEQUENT EVENT

On January 31, 2005, MetLife announced an agreement to purchase Travelers Life & Annuity and substantially all of Citigroup's international insurance business. To help finance that transaction, MetLife indicated that it would consider select asset sales, including its holdings of RGA's common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reinsurance Group of America, Incorporated

St. Louis, Missouri

      We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in a all material respects the information set forth therein.

      As discussed in Note 2, the Company changed its method of accounting for certain non-traditional long duration contracts and separate accounts, and for embedded derivatives in certain insurance products as required by new accounting guidance which became effective on January 1, 2004 and October 1, 2003, respectively, and recorded the impact as cumulative effects of changes in accounting principles.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 2, 2005

Quarterly Data (Unaudited)

Years Ended December 31,
(in thousands, except per share data)

2004                                                                           First     Second      Third      Fourth
                                                                             ---------  ---------  ---------  -----------
Revenues from continuing operations (1)                                      $ 979,222  $ 976,415  $ 959,464  $ 1,123,818
Revenues from discontinued operations                                        $   1,310  $     341  $    (690) $       481

Income from continuing operations before income taxes                        $  94,815  $ 105,393  $  89,106  $    79,879

Income from continuing operations                                            $  62,994  $  68,390  $  57,999  $    55,917
Loss from discontinued accident and health operations, net of income taxes        (894)    (3,053)   (18,604)        (497)
Cumulative effect of change in accounting principle, net of income taxes          (361)         -          -            -
                                                                             ---------  ---------  ---------  -----------
Net income                                                                   $  61,739  $  65,337  $  39,395  $    55,420

Total outstanding common shares - end of period                                 62,246     62,314     62,361       62,445

BASIC EARNINGS PER SHARE

Continuing operations                                                        $    1.01  $    1.10  $    0.93  $      0.90
Discontinued operations                                                          (0.01)     (0.05)     (0.30)       (0.01)
Cumulative effect of change in accounting principle                              (0.01)         -          -            -
                                                                             ---------  ---------  ---------  -----------
Net income                                                                   $    0.99  $    1.05  $    0.63  $      0.89

DILUTED EARNINGS PER SHARE

Continuing operations                                                        $    1.00  $    1.09  $    0.92  $      0.88
Discontinued operations                                                          (0.01)     (0.05)     (0.29)       (0.01)
Cumulative effect of change in accounting principle                              (0.01)         -          -            -
                                                                             ---------  ---------  ---------  -----------
Net income                                                                   $    0.98  $    1.04  $    0.63  $      0.87

Dividends declared per share                                                 $    0.06  $    0.06  $    0.06  $      0.09

Market price of common stock
   Quarter end                                                               $   40.97  $   40.65  $   41.20  $     48.45
   Common stock price, high                                                      41.30      42.27      41.68        48.65
   Common stock price, low                                                       37.65      36.40      39.28        40.17

(1) Revenues for the first and second quarters of 2004 differ from amounts included in the Company's respective Quarterly Reports on Form 10-Q due to a change in presentation related to Issue B36. Approximately $4,200 and $13,293 of DAC offsets were netted against "Change in value of embedded derivatives" within revenues in the first and second quarters, respectively, but were reclassed to "Change in deferred acquisition costs associated with change in value of embedded derivatives" within expenses beginning in the third quarter.

2003                                                                           First     Second      Third       Fourth
                                                                             ---------  ---------  ---------  -----------
Revenues from continuing operations (2)                                      $ 653,549  $ 714,376  $ 712,500  $ 1,124,573
Revenues from discontinued operations                                        $   1,592  $     814  $   1,002  $     1,395
Income from continuing operations before income taxes (2)                    $  49,853  $  67,009  $  63,007  $    91,741

Income from continuing operations                                            $  33,160  $  43,586  $  42,224  $    59,349
Loss from discontinued accident and health operations, net of income taxes        (418)    (1,027)      (473)      (3,805)
Cumulative effect of change in accounting principle, net of income taxes             -          -          -          545
                                                                             ---------  ---------  ---------  -----------
Net income                                                                   $  32,742  $  42,559  $  41,751  $    56,089

Total outstanding common shares - end of period                                 49,638     49,781     49,912       62,160

BASIC EARNINGS PER SHARE
Continuing operations                                                        $    0.67  $    0.88  $    0.85  $      1.06
Discontinued operations                                                          (0.01)     (0.02)     (0.01)       (0.07)
Cumulative effect of change in accounting principle                                  -          -          -         0.01
                                                                             ---------  ---------  ---------  -----------
Net income                                                                   $    0.66  $    0.86  $    0.84  $      1.00

DILUTED EARNINGS PER SHARE
Continuing operations                                                        $    0.67  $    0.87  $    0.84  $      1.05
Discontinued operations                                                          (0.01)     (0.02)     (0.01)       (0.07)
Cumulative effect of change in accounting principle                                  -          -          -         0.01
                                                                             ---------  ---------  ---------  -----------
Net income                                                                   $    0.66  $    0.85  $    0.83  $      0.99

Dividends per share on common stock                                          $    0.06  $    0.06  $    0.06  $      0.06

Market price of common stock
   Quarter end                                                               $   26.28  $   32.10  $   40.75  $     38.65
   Common stock price, high                                                      29.64      33.00      42.00        42.55
   Common stock price, low                                                       24.75      25.52      31.65        35.83

(2) The fourth quarter of 2003 contains six-months of results due to the coinsurance agreement with Allianz Life. See Note 4, "Significant Transactions" in Notes to Consolidated Financial Statements.

Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol "RGA". There were 86 stockholders of record of RGA's common stock on January 31, 2005.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A. CONTROLS AND PROCEDURES

      The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.

      There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management of Reinsurance Group of America, Incorporated and subsidiaries (collectively, the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.

      Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2004 pertaining to financial reporting in accordance with the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2004.

      Deloitte & Touche LLP, an independent registered public accounting firm, has audited the consolidated financial statements and financial statement schedules included in the Annual Report on Form 10-K for the year ended December 31, 2004. The Report of the Independent Registered Public Accounting Firm on their audit of the consolidated financial statements and financial statement schedules is included in Item 8. The Report, of the Independent Registered Public Accounting Firm on their audit of management's assessment of the Company's internal control over financial reporting and their audit on the effectiveness of the Company's internal control over financial reporting is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reinsurance Group of America, Incorporated

St. Louis, Missouri

      We have audited management's assessment, included in management's annual report on internal control over financial reporting, that Reinsurance Group of America, Incorporated and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 2, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's change of its accounting method for certain non-traditional long duration contracts and separate accounts as required by new accounting guidance which became effective on January 1, 2004.

/s/ Deloitte & Touche LLP

St. Louis, Missouri
March 2, 2005

Item 9B. OTHER INFORMATION

      On February 25, 2005, in response to MetLife's January 31, 2005 announcement, the Company amended its $175 million U.S. credit facility with The Bank of New York, as administrative agent, Bank of America, N.A. and Fleet National Bank, as co-syndication agents, and Key Bank National Association, as documentation agent. The amendment, among other things, modifies the definition of "change of control" for purposes of the credit facility and clarifies negative covenants.

      As amended, the following events would constitute a "change of control": any person or group, other than MetLife and its subsidiaries, beneficially owns more than 20% of our common stock, any group has the direct or indirect power to elect a majority of the Company's board of directors, or there is a change in the composition of a majority of the members of its board of directors, unless new directors are approved or nominated by the members of the current board following the date of the agreement.

      The amendment also clarifies the restrictions on the Company's ability to transact with affiliates under the credit facility. Following the amendment, certain transactions permitted under the credit facility will not result in a default merely because they involve an affiliate, provided that terms are no less favorable than could be obtainable for a comparable arms-length transaction.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Board of Directors is divided into three classes, each of which generally consists of either two or three directors, with terms of office ending in successive years. Currently, the Board has eight directors, with two vacancies. Certain information with respect to the directors is included below. Each of the directors has served in his or her principal occupation for the last five fiscal years, unless otherwise noted.

                                                                                                                   SERVED AS
                                                                                                                    DIRECTOR
                                                                                                                     SINCE
                        DIRECTORS                                                                                  ---------
CURRENT TERM ENDS IN 2005:

J. Cliff Eason, 57                                                                                                  1993

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

Joseph A. Reali, 52                                                                                                  2002

      Senior Vice President and Tax Director of Metropolitan Life since 1999.
      Mr. Reali has served as the MetLife liaison with RGA since July 2002. Mr.
      Reali joined MetLife in 1977 as an attorney in the Law Department, and in 1985 he became a Vice President in the Tax Department. In 1993 he was appointed Vice President and Corporate Secretary, and in 1997 he became a Senior Vice President. Mr. Reali received a J.D. degree, cum laude, from Fordham University School of Law and an LL.M degree in taxation from New York University Law School. Mr.
      Reali serves as Counsel and Secretary of the Metropolitan Life Foundation.

CURRENT TERM ENDS IN 2007:

William J. Bartlett, 55                                                                                              2004

      Retired partner, Ernst & Young Australia. Mr. Bartlett was an accountant and consultant with Ernst & Young for over 35 years and advised numerous clients in the global insurance industry. Mr. Bartlett was appointed a partner of Ernst & Young in Sydney, Australia in July 1980, a position he held until his retirement in June 2003. He served as chairman of the firm's global insurance practice from 1991 to 2000, and was chairman of the Australian insurance practice group from 1989 to 1998. He holds several professional memberships in Australia (ACPA and FCA), South Africa
      (CASA), and the United Kingdom (FCMA). Mr. Bartlett is a member of the Australian Life Insurance Actuarial Standards Board and is a consultant to the Australian Financial Reporting Council on Auditor Independence.

Alan C. Henderson, 59                                                                                                2002

      Retired President and Chief Executive Officer of RehabCare Group, Inc.
      from June 1998 until June 2003. Prior to becoming President and Chief
      Executive Officer, Mr. Henderson was Executive Vice President, Chief
      Financial Officer and Secretary of RehabCare from 1991 through May 1998.
      Mr. Henderson was a director of RehabCare Group, Inc. from June 1998 to
      December 2003, Angelica Corporation from March 2001 to June 2003, and
      General American Capital Corp., a registered investment company, from October 1989 to April 2003.

A. Greig Woodring, 53                                                                                                 1993

      President and Chief Executive Officer of the Company since 1993. Mr.
      Woodring also is an executive officer of General American Life Insurance
      Company ("General American"). He headed General American's reinsurance business from 1986 until the Company's formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

CURRENT TERM ENDS IN 2006:

Stuart I. Greenbaum, 68                                                                                              1997

      Dean of the John M. Olin School of Business at Washington University since
      July 1995. Prior to his current position, he spent 20 years at the Kellogg
      Graduate School of Management at Northwestern University where he was Director of the Banking Research Center and Norman Strunk Distinguished
      Professor of Financial Institutions. Mr. Greenbaum has served on the Federal Savings and Loan Advisory Council and the Illinois Task Force on
      Financial Services, and has been a consultant for the American Bankers
      Association, the Bank Administration Institute, the Comptroller of the
      Currency, the Federal Reserve System, and the Federal Home Loan Bank
      System, among others. He is also a director of First Oak Brook Bancshares, Inc. and Noble International, Ltd.

Leland C. Launer Jr., 49                                                                                             2003

      Executive Vice President and Chief Investment Officer of MetLife and
      Metropolitan Life since July 2003, prior to which he was a Senior Vice
      President of Metropolitan Life for more than five years.

Lisa M. Weber, 42                                                                                                    2003

      President, Individual Business of Metropolitan Life since June 2004. Ms.
      Weber was Senior Executive Vice President and Chief Administrative Officer of MetLife and Metropolitan Life from June 2001 to June 2004. She was
      Executive Vice President of MetLife and Metropolitan Life from December
      1999 to June 2001 and was head of Human Resources of Metropolitan Life from March 1998 to December 2003. Ms. Weber was a Senior Vice President of
      MetLife from September 1999 to November 1999 and Senior Vice President of
      Metropolitan Life from March 1998 to November 1999. Previously, she was
      Senior Vice President of Human Resources of PaineWebber Group
      Incorporated, where she was employed for ten years.

EXECUTIVE OFFICERS

      The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Messrs.
Schuster and Watson, each individual holds the same position at RGA, RCM and RGA
Reinsurance.

      David B. Atkinson, 51, became President and Chief Executive Officer of RGA
Reinsurance Company in January 1998. Mr. Atkinson has served as Executive Vice
President and Chief Operating Officer of RGA since January 1997. He served as
Executive Vice President and Chief Operating Officer, U.S. operations from 1994 to 1996, and Executive Vice President and Chief Financial Officer from 1993 to
1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance
Operations Vice President of General American. Mr. Atkinson joined General
American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice
President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as
Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of several RGA subsidiaries.

      Todd C. Larson, 41, is Senior Vice President, Controller and Treasurer.
Prior to joining the Company in 1995, Mr. Larson was Assistant Controller at
Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP. Mr. Larson also serves as a director and officer of several RGA subsidiaries.

      Jack B. Lay, 50, is Executive Vice President and Chief Financial Officer.
Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG
LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.

      Paul A. Schuster, 50, is Executive Vice President, U.S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December
1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior
Vice President & Chief Actuary of the Company in 1996. Prior to the formation of
RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of
General American. Prior to joining General American in 1991, he served as Vice
President and Assistant Director of Reinsurance Operations of the ITT Lyndon
Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.

      James E. Sherman, 51, is Executive Vice President, General Counsel and
Secretary of the Company. Prior to joining the Company in 2001, Mr. Sherman served as Associate General Counsel of General American Life Insurance Company from 1995 until 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.

      Graham S. Watson, 55, is Executive Vice President, International and Chief
Marketing Officer of RGA, and Chief Executive Officer of RGA International
Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA
Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of
Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.

      A. Greig Woodring, 53, President and Chief Executive Officer of the
Company. Mr. Woodring also is an executive officer of General American Life
Insurance Company ("General American"). He headed General American's reinsurance business from 1986 until the Company's formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

CORPORATE GOVERNANCE

      The Company has adopted an Employee Code of Business Conduct and Ethics (the "Employee Code"), a Directors' Code of Conduct (the "Directors' Code"), and a Financial Management Code of Professional Conduct (the "Financial Management Code"). The Employee Code applies to all employees and officers of the Company and its subsidiaries. The Directors' Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company's chief executive offer, chief financial officer, corporate controller, chief financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company's chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company's website at www.rgare.com.

      Also available on the Company's website are the following other items:
Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter (collectively "Governance Documents").

      The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 1370 Timberlake Manor Parkway, Chesterfield, MO 63017 by electronic mail (investrelations@rgare.com) or by telephone (636-736-7243).

      The Board of Directors has determined, in its judgment, that all of the members of the Audit Committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange ("NYSE"). The Board of Directors has determined, in its judgment, that Messrs. Greenbaum and Henderson are qualified as audit committee financial experts within the meaning of SEC regulations and the Board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The Audit Committee Charter provides that members of the Audit Committee may not simultaneously serve on the audit committee of more than two other public companies.

      Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions "Nominees and Continuing Directors", "Committees and Meetings of the Board of Directors", and "Section 16(a) Beneficial Ownership Reporting Compliance." The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

      Directors who also serve as officers of the Company, MetLife or any subsidiaries of such companies, do not receive any additional compensation for serving the Company as members of the Board of Directors or any of its committees. At various times during 2004, this group of directors consisted of Messrs. Nagler, Reali, Launer, and Woodring, and Ms. Weber. Directors who are not employees of the Company, MetLife or any subsidiaries of such companies ("Non-Employee Directors") are paid an annual retainer fee of $24,000 (except the chair of the Audit Committee, who receives an annual retainer fee of $32,000), and are paid $1,200 for each Board meeting attended in person, $600 for each telephonic Board meeting attended, $750 for each committee meeting attended in person (except the committee chairman, who is paid $1,200 for each committee meeting attended) and $375 for each telephonic committee meeting attended (except the committee chairman, who is paid $600 for each committee meeting attended). During 2004, the group of Non-Employee Directors consisted of Messrs. Bartlett, Eason, Greenbaum, Henderson and Peck. The Company also reimburses directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

      Of the $24,000 annual retainer paid to Non-Employee Directors ($32,000 for the chair of the Audit Committee), $12,000 is paid in shares of the Company's Common Stock on the date of the regular Board meeting in January of each year, and the balance of $12,000 ($20,000 for the chair of the Audit Committee) is paid in cash. Also on the date of the regular Board meeting in January, each Non-Employee Director (other than the Chairman) is granted 1,200 shares of restricted stock, which vest one-third per year for three years. On January 28, 2004, each of Messrs. Eason, Greenbaum, and Henderson were granted 1,200 shares of restricted stock. On that same date, Dr. Peck was granted a pro-rated award of 500 shares of restricted stock. Upon his election to the Board on May 26, 2004, Mr. Bartlett was granted a pro-rated award of 700 shares of restricted stock. The grants made on January 28, 2004 will fully vest on January 28, 2007.

      The Chairman of the Board (if qualified as a Non-Employee Director) receives an annual retainer of $32,000, which consists of $16,000 paid in shares of the Company's Common Stock on the date of the regular Board meeting in January, with the balance paid in cash. The Chairman (if qualified as a Non-Employee Director) is granted 1,600 shares of restricted stock.

      Non-Employee Directors may elect to receive phantom shares in lieu of their annual retainer (including the stock portion) and meeting fees. A phantom share is a hypothetical share of Common Stock of the Company based upon the fair market value of the Common Stock at the time of the grant. Phantom shares are not transferable and are subject to forfeiture unless held until the director ceases to be a director by reason of retirement, death, or disability. Upon such an event, the Company will issue cash or shares of Common Stock in an amount equal to the value of the phantom shares.

      All such stock and options are issued pursuant to the Flexible Stock Plan for Directors, which was adopted effective January 1, 1997. At the annual meeting held May 28, 2003, the shareholders approved the Amended and Restated Flexible Stock Plan for Directors. Phantom shares are granted under the Phantom Stock Plan for Directors, which was adopted April 13, 1994. At the annual meeting held May 28, 2003, the shareholders approved an amendment to the Phantom Stock Plan for Directors.

PERFORMANCE SHARE PAYOUTS

      A portion of the Management Incentive Plan award for executive officers is paid in the form of performance shares pursuant to the Executive Performance Share Plan. Each performance share represents the equivalent of one share of Common Stock, and the value of each performance share is determined by the current fair market value of a share of the Company's Common Stock. In the U.S. plan, performance shares vested in one-third increments on the last day of each of the three calendar years following the year in which they are awarded. Performance shares in the Canadian plan vested 100% on December 15 of the third calendar year following the year in which they were awarded.

      The following table sets forth payments made under the Management Incentive Plan during 2004 with respect to all prior grants of performance shares, vested and unvested, to each named executive officer of the Company (which officers were determined by reference to the Company's Proxy Statement, dated April 12, 2004):

                           NAME AND TITLE OF NAMED EXECUTIVE OFFICER                     PAYMENT
--------------------------------------------------------------------                     ------------
A.    Greig Woodring                                                                     $    669,621
        President and Chief Executive Officer
David B.Atkinson                                                                              288,504
        Executive Vice President and Chief Operating Officer
Jack B. Lay                                                                                   225,653
        Executive Vice President and Chief Financial Officer
Paul A. Shuster                                                                               341,770
        Executive Vice President, U.S. Operations
Graham Watson                                                                                  82,633
        Executive Vice President, International

      Additional information on this subject is found in the Proxy Statement under the captions "Executive Compensation", "Director Compensation", and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

OWNERSHIP OF SHARES OF RGA

      The following table sets forth, as of February 1, 2005, certain information with respect to: (1) each person known by the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, and
(2) the ownership of Common Stock by (i) each director and nominee for director of the Company, (ii) each named executive officer of the Company (which officers were determined by reference to the Company's Proxy Statement dated April 12,
2004), and (iii) all directors, nominees, and executive officers as a group.

                                                                             AMOUNT AND NATURE OF             PERCENT OF
BENEFICIAL OWNER (2)                                                         BENEFICIAL OWNERSHIP (1)          CLASS (2)
----------------------------------------------------------------------       ------------------------        -----------
SIGNIFICANT SHAREHOLDERS:

MetLife, Inc.                                                                             32,243,539 (3)            51.6%
     One Madison Avenue
     New York, New York 10010
Wellington Management Company, LLP                                                         5,274,034 (4)             8.5%
     75 State Street
     Boston, Massachusetts 02109
Kayne Anderson Rudnick Investment Management, LLC                                          4,340,067 (5)             6.9%
     1800 Avenue of the Stars, Second Floor
      Los Angeles, California 90067
Neuberger Berman, LLC.                                                                     3,314,960 (6)             5.3%
     605 Third Ave.
     New York, New York 10158

DIRECTORS, NOMINEES AND NAMED EXECUTIVE OFFICERS:

A. Greig Woodring, Director, President and Chief Executive Officer (3)                       316,486 (7)                *
William J. Bartlett, Director                                                                  1,900 (8)                *
J. Cliff Eason, Director                                                                      15,150 (9)                *
Stuart Greenbaum, Director                                                                    21,033(10)                *
Alan C. Henderson, Director                                                                    9,396(11)                *
Leland C. Launer, Jr., Director (3)                                                               --                    **
Joseph A. Reali, Director (3)                                                                     --                    **
Lisa M. Weber, Director (3)                                                                       --                    **
David B. Atkinson, Executive Vice President and Chief Operating                              135,519(12)                *
     Officer
Jack B. Lay, Executive Vice President and Chief Financial Officer                             95,720(13)                *
Paul A. Schuster, Executive Vice President, U.S. Operations                                   89,088(14)                *
Graham Watson, Executive Vice President and Chief Marketing Officer                           74,311(15)                *
All directors and executive officers                                                         807,489(16)            1.28%
     as a group (14 persons)

--------------------
*     Less than one percent.

**    Not applicable.

(1) Unless otherwise indicated, each named person has sole voting and investment power over the shares listed as beneficially owned.

(2) For purposes of this table, "beneficial ownership" is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Exchange Act"), pursuant to which a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock that such person has the right to acquire within 60 days. For computing the percentage of the class of securities held by each person or group of persons named above, any shares which such person or persons has the right to acquire within 60 days (as well as the shares of common stock underlying fully vested stock options) are deemed to be outstanding for the purposes of computing the percentage ownership of such person or group but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person or group.

(3) The amount in the table reflects the total beneficial ownership of MetLife and certain of its affiliates, as reported on a Schedule 13D/A filed February 11, 2005. Mr. Woodring is an executive officer of General American Life Insurance Company. Mr. Launer and Ms. Weber are executive officers of MetLife, and Mr. Reali is a senior officer of MetLife. These individuals disclaim beneficial ownership of the shares beneficially owned by MetLife and its subsidiaries.

(4) As reported on a Schedule 13G/A filed February 14, 2005. Wellington Management Company, LLP ("WMC") is an investment adviser. Shares are owned of record by clients of WMC, none of which is known to have beneficial ownership of more than five percent of the Company's outstanding shares. WMC has shared voting power of 4,223,973 shares and shared dispositive power of 5,244,634 shares.

(5) As reported on a Schedule 13G filed February 4, 2005. Kayne Anderson Rudnick Investment Management, LLC ("KAR"), is an investment advisor. Shares are owned by several accounts managed, with discretion to purchase or sell securities, by KAR, none of which has beneficial ownership of more than five percent of the Company's outstanding shares. KAR has sole voting and dispositive power for all of the shares reported.

(6) As reported on a Schedule 13G/A filed February 16, 2005. Neuberger Berman, LLC, is an investment advisor and broker/dealer ("NB LLC"). NB LLC has sole voting power of 2,377,310 shares, and shared dispositive power over 3,314,960 shares. NB LLC is deemed to be a beneficial owner because it has shared power to make decisions whether to retain or dispose, and in some cases the sole power to vote, the beneficially owned shares.

(7) Includes 272,369 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 15,000 shares of restricted Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Woodring has no investment power.

(8) Includes 1,900 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Bartlett has no investment power.

(9) Includes 10,500 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 2,400 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Eason has no investment power.

(10) Includes 17,933 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 2,400 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Greenbaum has no investment power.

(11) Includes 6,000 shares of common stock subject to stock options that are exercisable within 60 days. Also includes 2,400 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Henderson has no investment power.

(12) Includes 98,971 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 6,548 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Atkinson has no investment power.

(13) Includes 84,175 shares of Common Stock subject to stock options that are exercisable within 60 days and 4,997 shares for which Mr. Lay shares voting and investment power with his spouse. Also includes 6,548 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Lay has no investment power.

(14) Includes 71,464 shares of Common Stock subject to stock options that are exercisable within 60 days, and 17,624 shares for which Mr. Schuster shares voting and investment power with his spouse.

(15) Includes 39,459 shares of Common Stock subject to stock options that are exercisable within 60 days and 6,187 shares owned by Intercedent Limited, a Canadian corporation of which Mr. Watson has a majority ownership interest.

(16) Includes a total of 647,196 shares of Common Stock subject to stock options that are exercisable within 60 days; and 37,196 shares of restricted Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which the holder has no investment power.

OWNERSHIP OF SHARES OF METLIFE

      The following table sets forth, as of February 1, 2005, certain information with respect to the following individuals to the extent they own shares of common stock of MetLife, the Company's parent: (i) each director and nominee for director of the Company; (ii) each named executive officer of the Company (which officers were determined by reference to the Company's Proxy Statement dated April 12, 2004); and (iii) all directors, nominees, and executive officers as a group.

                                                                                                         PERCENT OF
                     BENEFICIAL OWNER                 AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)        CLASS
-----------------------------------------------      ----------------------------------------------      ----------
                                                            Direct              Indirect (2)
                                                           -----------          ------------
Leland C. Launer, Jr., Director                            102,462 (3)                48 (4)                 *
Joseph A. Reali, Director                                   86,363 (5)               170 (6)                 *
Lisa M. Weber, Director                                    258,909 (7)             1,782 (8)                 *
A. Greig Woodring, Director, President & CEO                    90                    --                     *
David B. Atkinson, EVP and COO                                 200 (9)                --
Jack B. Lay, EVP and CFO                                       200 (9)                --
Paul A. Schuster, EVP                                          200 (9)                --
All directors and executive officers as a group            448,824 (10)            2,000                     *
(14  persons)

*Less than one percent.

      (1) Unless otherwise indicated, each named person has sole voting and investment power over the shares listed as beneficially owned.

      (2) Unless otherwise noted, represents shares held through the MetLife Policyholder Trust, which has sole voting power over such shares.

      (3) Includes 87,543 shares of MetLife common stock subject to stock options that are exercisable within 60 days and 14,919 deferred share units payable in shares of MetLife common stock under MetLife's Deferred Compensation Plan for Officers.

      (4) Includes 38 shares beneficially owned by Mr. Launer and 10 shares beneficially owned by his spouse.

      (5) Includes 72,491 shares of MetLife common stock subject to stock options that are exercisable within 60 days, and 10,872 deferred share units payable in shares of MetLife common stock under MetLife's Deferred Compensation Plan for Officers.

      (6) Includes 10 shares jointly held with Mr. Reali's spouse, with whom Mr. Reali shares investment power.

      (7) Includes 231,643 shares of MetLife common stock subject to stock options that are exercisable within 60 days and 27,266 deferred share units payable in shares of MetLife common stock under MetLife's Deferred Compensation Plan for Officers.

      (8) Includes 1,772 shares held in MetLife's Savings and Investment Plan, which may vote the shares if no voting instruction is provided to the plan trustee.

      (9) Includes 200 shares of MetLife common stock subject to stock options that are exercisable within 60 days.

      (10) Includes a total of 392,677 shares of MetLife common stock subject to stock options that are exercisable within 60 days and 53,057 deferred share units payable in shares of MetLife common stock under MetLife's Deferred Compensation Plan for Officers.

EQUITY COMPENSATION PLAN

      The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

                            Number of securities to be                                      Number of securities
                            issued upon exercise of          Weighted-average exercise      remaining available for
                            outstanding options, warrants    price of outstanding           future issuance under equity
Plan category               and rights                       options, warrants and rights   compensation plans
-------------               ----------------------------     ----------------------------   ----------------------------
Equity compensation plans            2,808,578 (1)                   $29.89 (2) (3)              1,904,740 (4)
approved by security
holders

Equity compensation plans
not approved by security
holders                                     --                           --                             --
                                     ---------                       ------                      ---------
   Total                             2,808,578                       $29.89                      1,904,740
                                     ---------                       ------                      ---------

(1) Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 2,721,519; Flexible Stock Plan for Directors - 65,299; and Phantom Stock Plan for Directors - 21,760

(2) Does not include 128,693 performance contingent units to be issued under the Flexible Stock Plan or 21,760 phantom units to be issued under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3) Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan ($29.86) and Flexible Stock Plan for Directors ($31.00).

(4) Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan - 1,746,500; Flexible Stock Plan for Directors - 113,959; and Phantom Stock Plan for Directors - 44,281.

      Additional information on this subject is found in the Proxy Statement under the captions "Security Ownership of Directors, Management and Certain Beneficial Owners" and "Equity Compensation Plan Information" and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      MetLife and its subsidiaries, including General American, are the beneficial owners of approximately 52% of the Company's outstanding stock. Mr. Launer and Ms. Weber are executive officers of MetLife. General American and MetLife have historically provided RGA and RGA Re with certain limited administrative services, such as corporate travel services. The cost of these services in 2004 was approximately $1.0 million.

      The Company has direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. The Company reflected net premiums pursuant to these agreements of approximately $164.4 million in 2004. The net premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries.

      RGA Re has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. Payments under this agreement from MetLife in 2004 were approximately $3.5 million.

      Effective January 1, 1997, General American entered into an Administrative Services Agreement with RGA Re whereby General American provides services necessary to handle the policy and treaty administration functions for certain bank owned life insurance (BOLI) policies. RGA Re paid General American $385,000 under the agreement in 2004.

      On November 13, 2003, MetLife and certain of its affiliates completed the purchase of 3,000,000 shares of Common Stock having a total purchase price of $109,950,000 in connection with an underwritten public offering of 12,075,000 shares of Common Stock by the Company at a public offering price of $36.65 per share. The Company received gross proceeds of $427,575,000, net of underwriting discounts but excluding other offering expenses.

      On November 24, 2003, the Company, MetLife, Metropolitan Life, General American and Equity Intermediary Company entered into a registration rights agreement, which superseded then existing agreements with General American and Equity Intermediary Company. Under the terms of this agreement, until such time as MetLife and its affiliates (other than directors and officers of MetLife and its affiliates and certain fiduciary accounts) and their permitted transferees no longer own in excess of 5% of the Company's outstanding shares of common stock, if the Company proposes to register any of its securities under the Securities Act of 1933, as amended (the "Securities Act"), for its own account or the account of any of its shareholders, then MetLife and its affiliates (other than directors and officers of MetLife and its affiliates and certain fiduciary accounts), or their respective transferees, are entitled, subject to certain limitations and conditions, to notice of such registration and are entitled, subject to certain conditions and limitations, to include registrable shares therein, including shares currently owned by them and shares acquired by them in the future. The underwriters of any such offering have the right to limit the number of shares to be included in such registration and, to the extent that it does not exercise its "piggyback" rights in connection with a future public offering of the Company's common stock, or of securities convertible into or exchangeable or exercisable for such common stock, MetLife has agreed to enter into customary lock-up agreements for a period from the two days prior to and 180 days following the effective date of such registration, upon the reasonable request of the managing underwriters of such offering and subject to certain exceptions.

In addition, until such time as MetLife, its affiliates (other than directors and officers of MetLife and its affiliates) and its permitted transferees no longer own 10% of the Company's common stock and can sell all of their shares pursuant to an available exemption from registration, the Company may be required, at its expense, to prepare and file a registration statement under the Securities Act if it is requested to do so by MetLife within 30 days of such request. The Company is required to use its reasonable best efforts to cause such registration to become effective and to keep such registration statement effective until the shares included in such registration have been sold, subject to certain conditions and limitations. The Company may suspend a registration for up to 30 days once, or may request that MetLife similarly suspend its sales under an effective shelf registration up to two times in any two-year period, under certain conditions. The Company has agreed not to sell any shares of its common stock, or any securities convertible into or exchangeable or exercisable for its common stock, from the two days prior to and 180 days following the effective date of any such underwritten demand registration, subject to the discretion of the managing underwriter of such future offering. The Company is not obligated to effect more than six such demand registrations. Information on this subject is found in the Proxy Statement under the caption "Certain Relationships and Related Transactions" and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information on this subject is found in the Proxy Statement under the caption "Principal Accounting Firm Fees and Services " and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company's fiscal year.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

      The following consolidated statements are included within Item 8 under the following captions:

Index                                                              Page
-----                                                              ----
Consolidated Balance Sheets                                          52
Consolidated Statements of Income                                    53
Consolidated Statements of Stockholders' Equity                      54
Consolidated Statements of Cash Flows                                55
Notes to Consolidated Financial Statements                         56-84
Report of Independent Registered Public Accounting Firm              85
Quarterly Data (unaudited)                                           86

      2. Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule                                                                     Page
--------                                                                     ----
I                  Summary of Investments                                      100
II                 Condensed Financial Information of the Registrant           101
III                Supplementary Insurance Information                       102-103
IV                 Reinsurance                                                 104
V                  Valuation and Qualifying Accounts                           105

      All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

      3. Exhibits

      See the Index to Exhibits on page 107.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
               SCHEDULE I -- SUMMARY OF INVESTMENTS -- OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2004
                                  (in millions)

                                                                                           Amount at
                                                                                             Which
                                                                                            Shown in
                                                                            Fair          the Balance
               Type of Investment                           Cost           Value (3)     Sheets (1)(3)
               ------------------                           ----           --------      ------------
Fixed maturities:
Bonds:
United States government and government
   agencies and authorities                               $    45          $   45              $ 45
Foreign governments (2)                                       730             849               849
Public utilities (2)                                          844             983               983
All other corporate bonds                                   4,016           4,147             4,147
                                                          -------          ------           -------
         Total fixed maturities                           $ 5,635          $6,024           $ 6,024
Equity securities                                              25              27                27
Preferred stock                                               146             151               151
Mortgage loans on real estate                                 609            XXXX               609
Policy loans                                                  958            XXXX               958
Funds withheld at interest                                  2,692            XXXX             2,735
Short-term investments                                         32            XXXX                32
Other invested assets                                          29            XXXX                28
                                                          -------                           -------
         Total investments                                $10,126            XXXX           $10,564
                                                          =======                           =======

(1) Fixed maturities are classified as available for sale and carried at fair value.

(2) The following exchange rates have been used to convert foreign securities to U.S. dollars:

             Canadian dollar           $0.832016/C$1.00
             South African rand        $0.176523/1.0 rand
             Australian dollar         $0.7802/$1.00 Aus
             Great British pound       $1.918101/Pound Sterling 1.00

(3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
        SCHEDULE II -- CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                 (IN THOUSANDS)

                                                                                  2004          2003            2002
                                                                                  ----          ----            ----
CONDENSED BALANCE SHEETS
      Assets:
          Fixed maturity securities (available for sale)                       $   97,567    $  154,868
          Cash and cash equivalents                                                   117           590
          Investment in subsidiaries                                            2,444,987     2,075,528
          Other assets                                                            262,135       262,457
                                                                                ---------    ----------
                  Total assets                                                 $2,804,806    $2,493,443
                                                                               ==========    ==========
      Liabilities and stockholders' equity:
          Long-term debt                                                       $  514,631      $514,477
          Other liabilities                                                        11,150        31,243
          Stockholders' equity                                                  2,279,025     1,947,723
                                                                                ---------    ----------
                  Total liabilities and stockholders' equity                   $2,804,806    $2,493,443
                                                                               ==========    ==========
CONDENSED STATEMENTS OF INCOME
      Interest income                                                          $   22,708    $   17,949      $  20,412
      Realized investments gains, net                                                 987           677          2,942
      Operating expenses                                                           (5,054)       (3,849)        (3,107)
      Interest expense                                                            (35,789)      (35,189)       (34,685)
                                                                               ----------    ----------      ---------
          Loss before income tax and undistributed earnings of                    (17,148)      (20,412)       (14,438)
          subsidiaries
      Income tax expense (benefit)                                                 (8,478)      (10,614)        (7,471)
                                                                               ----------    ----------      ---------
          Net loss before undistributed earnings of subsidiaries                   (8,670)       (9,798)        (6,967)
      Equity in undistributed earnings of subsidiaries                            230,561       182,939        129,773
                                                                               ----------    ----------      ---------
          Net income                                                           $  221,891    $  173,141      $ 122,806
                                                                               ==========    ==========      =========
CONDENSED STATEMENTS OF CASH FLOWS
      Operating activities:
          Net income                                                           $  221,891    $  173,141      $ 122,806
          Equity in earnings of subsidiaries                                     (230,561)     (182,939)      (129,773)
          Other, net                                                              (23,572)      (46,964)         6,272
                                                                               ----------    ----------      ---------
                  Net cash provided by (used in) operating activities             (32,242)      (56,762)          (695)
                                                                               ----------    ----------      ---------
      Investing activities:
          Sales of fixed maturity securities available for sale                   102,237       141,149        278,744
          Purchases of fixed maturity securities available for sale               (43,975)     (287,408)      (283,759)
          Change in short-term investments                                              -             -         10,502
          Principal payment from subsidiary debt                                   30,465             -              -
          Capital contributions to subsidiaries                                   (47,299)     (286,336)      (115,761)
                                                                               ----------    ----------      ---------
                  Net cash provided by (used in) investing activities              41,428      (432,595)      (110,274)
                                                                               ----------    ----------      ---------
      Financing activities:
          Dividends to stockholders                                               (16,821)      (11,940)       (11,854)
          Reissuance (acquisition) of treasury stock, net                           7,162        14,467        (2,812)
          Proceeds from long-term debt borrowings, net                                  -        50,000              -
          Proceeds from stock offering, net                                             -       426,701              -
                                                                               ----------    ----------      ---------
                  Net cash provided by (used in) financing activities              (9,659)      479,228        (14,666)
                                                                               ----------    ----------      ---------
                  Net change in cash and cash equivalents                            (473)      (10,129)      (125,635)
      Cash and cash equivalents at beginning of year                                  590        10,719        136,354
                                                                               ----------    ----------      ---------
      Cash and cash equivalents at end of year                                 $      117    $      590      $  10,719
                                                                               ==========    ==========      =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                                      As of December 31,
                                     ------------------------------------------------------------------------------------
                                                                 Future Policy Benefits and
                                          Deferred Policy            Interest-Sensitive         Other Policy Claims and
                                         Acquisition Costs          Contract Liabilities            Benefits Payable
                                         -----------------       --------------------------     ----------------------
                                       Assumed        Ceded          Assumed       Ceded           Assumed        Ceded
                                     ------------- ------------- --------------- ------------   ------------- -----------
2003
U.S. operations                        $1,049,433     $(43,049)      $6,114,334   $(199,817)      $   645,195   $ (10,302)
Canada operations                         154,594       (1,454)       1,203,038    (174,534)         103,521      (72,060)
Europe & South Africa operations
                                          435,323      (22,620)         201,208     (11,188)         151,990      (11,176)
Asia Pacific operations                   191,442      (11,704)         163,756     (13,808)         118,900      (11,014)
Corporate and Other                         5,131            -            9,340           -           44,472         (241)
Discontinued operations                         -            -           29,071        (992)          26,960         (566)
                                       ----------     --------       ----------   ---------       ----------    ---------
   Total                               $1,835,923     $(78,827)      $7,720,747   $(400,339)      $1,091,038    $(105,359)
                                       ==========     ========       ==========   =========       ==========    =========

2004
U.S. operations                        $1,300,901     $(41,138)      $7,061,193   $(144,567)        $666,311    $ (41,484)
Canada operations                         182,859       (1,170)       1,344,416    (118,550)          63,875       (9,009)
Europe & South Africa operations
                                          594,954      (42,532)         298,166     (23,404)         259,747      (20,541)
Asia Pacific operations                   239,316      (10,917)         257,823     (44,825)         238,979      (12,522)
Corporate and Other                         3,701            -            7,972           -           57,081         (766)
Discontinued operations                         -            -           28,752        (777)          30,232         (830)
                                       ----------     --------       ----------   ---------       ----------    ---------
   Total                               $2,321,731     $(95,757)      $8,998,322   $(332,123)      $1,316,225     $(85,152)
                                       ==========     ========       ==========   =========       ==========    =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
         SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (in thousands)

                                            Year ended December 31,
                         ----------------------------------------------------------------
                                        Net        Benefits,                    Other
                          Premium    Investment   Claims and    Amortization   Operating
                          Income       Income       Losses         of DAC      Expenses
                         ----------  ----------  -------------  ------------  -----------
   2002
U.S. operations          $1,411,537  $  272,079  $ (1,237,553)  $  (233,958)  $  (62,640)
Canada operations           181,224      70,518      (187,468)      (15,427)     (10,189)
Europe & South Africa
   operations               226,846       1,009      (130,975)      (22,096)     (74,333)
Asia Pacific operations     160,197       7,059      (110,806)      (29,317)     (22,912)
Corporate and Other             862      23,847           623        (4,564)     (46,370)
                         ----------  ----------  ------------   -----------   ----------
   Total                 $1,980,666  $  374,512  $ (1,666,179)  $  (305,362)  $ (216,444)
                         ==========  ==========  ============   ===========   ==========

   2003
U.S. operations          $1,801,793  $  346,129  $ (1,638,800)  $  (252,163)  $  (84,159)
Canada operations           214,738      87,212      (224,863)          240      (30,974)
Europe & South Africa
   operations               364,203       3,869      (230,895)      (62,793)     (59,178)
Asia Pacific operations     259,010      10,692      (185,358)      (28,496)     (37,016)
Corporate and Other           3,419      17,677        (8,217)          (38)     (60,013)
                         ----------  ----------  ------------   -----------   ----------
   Total                 $2,643,163  $  465,579  $ (2,288,133)  $  (343,250)  $ (271,340)
                         ==========  ==========  ============   ===========   ==========

   2004
U.S. operations          $2,212,650  $  436,115  $ (1,964,975)  $  (293,667)  $ (170,156)
Canada operations           253,852     100,141      (252,382)      (14,236)     (25,430)
Europe & South Africa
   operations               478,580       5,125      (314,128)      (82,201)     (62,315)
Asia Pacific operations     399,122      16,113      (330,144)      (40,735)     (37,542)
Corporate and Other           3,244      23,034       (15,839)       (1,430)     (64,546)
                         ----------  ----------  ------------   -----------   ----------
   Total                 $3,347,448  $  580,528  $ (2,877,468)  $  (432,269)  $ (359,989)
                         ==========  ==========  ============   ===========   ==========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                            SCHEDULE IV - REINSURANCE
                                  (in millions)

                                         As of or for the Year ended December 31,
                                         ----------------------------------------
                                                                                   Percentage
                                       Ceded to      Assumed                       of Amount
                              Gross     Other       from Other          Net        Assumed to
                              Amount  Companies     Companies         Amount          Net
                              ------  -----------  --------------  --------------  ----------
2002
Life insurance in force       $   75  $   162,395  $     758,875   $      596,555     127.21%
Premiums
     U.S. operations          $  2.9  $     260.2  $     1,668.8   $      1,411.5     118.23%
     Canada operations             -         29.0          210.2            181.2     116.00%
     Europe & South Africa
      operations                   -         45.2          272.0            226.8     119.93%
     Asia Pacific operations       -         15.2          175.4            160.2     109.49%
     Corporate and Other         2.1          0.2           (1.0)             0.9    (111.11)%
                              ------  -----------  -------------   --------------
          Total               $  5.0  $     349.8  $     2,325.4   $      1,980.6     117.41%
                              ======  ===========  =============   ==============  =========

2003
Life insurance in force       $   75  $   254,822  $   1,252,161   $      997,414     125.54%
Premiums
     U.S. operations          $  2.5  $     211.6  $     2,010.9   $      1,801.8     111.61%
     Canada operations             -         24.1          238.8            214.7     111.22%
     Europe & South Africa
      operations                   -         21.5          385.7            364.2     105.90%
     Asia Pacific operations       -         22.0          281.0            259.0     108.49%
     Corporate and Other         1.5            -            2.0              3.5      57.14%
                              ------  -----------  -------------   --------------
          Total               $  4.0  $     279.2  $     2,918.4   $      2,643.2     110.41%
                              ======  ===========  =============   ==============  =========

2004
Life insurance in force       $   76  $   161,978  $   1,458,827   $    1,296,925     112.48%
Premiums
     U.S. operations          $  2.1  $     209.2  $     2,419.7   $      2,212.6     109.36%
     Canada operations             -         30.4          284.3            253.9     111.97%
     Europe & South Africa
      operations                   -         27.4          506.0            478.6     105.73%
     Asia Pacific operations       -         35.1          434.2            399.1     108.79%
     Corporate and Other         2.8         (0.1)           0.3              3.2       9.38%
                              ------  -----------  -------------   --------------  ---------
          Total               $  4.9  $     302.0  $     3,644.5   $      3,347.4     108.88%
                              ======  ===========  =============   ==============  =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                  DECEMBER 31,
                                  (in millions)

                       Balance at    Charges to
                      Beginning of   Costs and    Charged to Other                    Balance at End
   Description           Period       Expenses        Accounts       Deductions (1)     of Period
-------------------   ------------   ----------   ----------------   --------------   --------------
2002
Allowance on income
 taxes                     $  13.7            -                  -              1.2          $  12.5

2003
Allowance on income
 taxes                     $  12.5          0.5                  -                -          $  13.0

2004
Allowance on income
 taxes                     $  13.0            -                  -              3.5          $   9.5

(1) Deductions represent normal activity associated with the Company's release of income tax valuation allowances.

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

                                    Reinsurance Group of America, Incorporated.

                                    By:  /s/ A. Greig Woodring
                                         ---------------------
                                         A. Greig Woodring
                                         President and Chief Executive Officer

                                         Date:    February 25, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2005.

                   Signatures                                     Title

/s/ Leland C. Launer, Jr.  February 25, 2005 *       Chairman of the Board and Director
--------------------------------------------
Leland C. Launer, Jr.

/s/ A. Greig Woodring      February 25, 2005         President, Chief Executive Officer,
--------------------------------------------
A. Greig Woodring                                    and Director
                                                     (Principal Executive Officer)

/s/ William J. Bartlett    February 25, 2005 *       Director
--------------------------------------------
William J. Bartlett

/s/ J. Cliff Eason         February 25, 2005 *       Director
--------------------------------------------
J. Cliff Eason

/s/ Stuart I. Greenbaum    February 25, 2005 *       Director
--------------------------------------------
Stuart I. Greenbaum

/s/ Alan C. Henderson      February 25, 2005 *       Director
--------------------------------------------
Alan C. Henderson

/s/ Joseph A. Reali        February 25, 2005 *       Director
--------------------------------------------
Joseph A. Reali

/s/ Lisa M. Weber          February 25, 2005 *       Director
----------------------------------------------
Lisa M. Weber

/s/ Jack B. Lay            February 25, 2005
--------------------------------------------         Executive Vice President and Chief
Jack B. Lay                                          Financial Officer  (Principal Financial
                                                     and Accounting   Officer)

* By:  /s/ Jack B. Lay       February 25, 2005
----------------------------------------------
           Jack B. Lay  Attorney-in-fact

                               INDEX TO EXHIBITS

Exhibit
Number                                 Description
-------     --------------------------------------------------------------------
   2.1      Reinsurance Agreement dated as of December 31, 1992 between General
            American Life Insurance Company ("General American") and General
            American Life Reinsurance Company of Canada ("RGA Canada"),
            incorporated by reference to Exhibit 2.1 to Amendment No. 1 to
            Registration Statement on Form S-1 (File No. 33-58960), filed on
            April 14, 1993

   2.2      Retrocession Agreement dated as of July 1, 1990 between General
            American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992"), incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on
            April 14, 1993

   2.3      Reinsurance Agreement dated as of January 1, 1993 between RGA
            Reinsurance Company ("RGA Reinsurance", formerly "Saint Louis
            Reinsurance Company") and General American"), incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration
            Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

   2.4      Master Agreement by and between Allianz Life Insurance of North
            America and RGA Reinsurance Company, incorporated by reference to
            Exhibit 2.1 to Current Report on Form 8-K filed on October 9, 2003
            (File no. 1-11848)

   2.5      Life Coinsurance Retrocession Agreement by and between Allianz Life
            Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on October 9, 2003 (File no. 1-11848)

   3.1      Restated Articles of Incorporation, incorporated by reference to
            Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004

   3.2      Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004

   4.1 Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration
            Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

   4.6      Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property
            Trustee, incorporated by reference to Exhibit 4.1 to Registration
            Statement on Form 8-A12B (File No.1-11848) filed on December 18,
            2001

   4.7 Form of Global Unit Certificate, incorporated by reference to Exhibit A of Exhibit 4.6 of this Report, incorporated by reference to Registration Statement on Form 8-A12B (File No. 1-11848) filed on
            December 18, 2001

   4.8      Form of Warrant Agreement between the Company and the Bank of New
            York, as Warrant Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on
            December 18, 2001

   4.9 Form of Warrant Certificate, incorporated by reference to Exhibit A of Exhibit 4.8 of this Report

   4.10     Trust Agreement of RGA Capital Trust I, incorporated by reference to
            Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos.
            333-55304, 333-55304-01 and 333-55304-02), filed on February 9,
            2001, as amended (the "Original S-3")

   4.11 Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

   4.12     Form of Preferred Security Certificate for the Trust, included as
            Exhibit A to Exhibit 4.11 to this Report

   4.13     Form of Remarketing Agreement between the Company, as Guarantor, and
            The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.12 to Registration Statement on Form 8-A12B
            (File No. 1-11848) filed on December 18, 2001

   4.14     Form of Junior Subordinated Indenture, incorporated by reference to
            Exhibit 4.3 of the Original S-3

   4.15     Form of First Supplemental Junior Subordinated Indenture between the
            Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Registration Statement on Form 8-A12B
            (File No. 1-11848) filed on December 18, 2001

   4.16     Form of Guarantee Agreement between the Company, as Guarantor, and
            The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 to Registration Statement on Form 8-A12B
            (File No. 1-11848) filed on December 18, 2001

   4.17     Form of Senior Indenture between Reinsurance Group of America,
            Incorporated and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Original S-3

   4.18     Form of First Supplemental Indenture between Reinsurance Group of
            America, Incorporated and The Bank of New York, as Trustee, relating to the 6 - 3/4 Senior Notes Due 2011, incorporated by reference to
            Exhibit 4.8 to Form 8-K dated December 12, 2001 (File No. 1-11848), filed December 18, 2001

   10.1     Marketing Agreement dated as of January 1, 1993 between RGA
            Reinsurance and General American, incorporated by reference to
            Exhibit 10.1 to Amendment No. 2 to Registration Statement Form S-1
            (File No. 33-58960), filed on April 29, 1993

   10.2 Administrative Services Agreement dated as of January 1, 1993 between RGA and General American, incorporated by reference to
            Exhibit 10.5 to Amendment No. 2 to Registration Statement Form S-1
            (File No. 33-58960), filed on April 29, 1993

   10.3 Management Agreement dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
            33-58960), filed on April 14, 1993 *

   10.4 Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration
            Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

   10.5 Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on
            April 14, 1993

   10.6     Standard Form of General American Automatic and Facultative YRT
            Agreement, incorporated by reference to Exhibit 10.13 to Amendment
            No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

   10.7 RGA Reinsurance Management Incentive Plan, as amended and restated effective January 1, 2003 incorporated by reference to Proxy
            Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

   10.8     RGA Reinsurance Management Deferred Compensation Plan (ended January
            1, 1995), incorporated by reference to Exhibit 10.18 to Amendment
            No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

   10.9     RGA Reinsurance Executive Deferred Compensation Plan (ended January
            1, 1995), incorporated by reference to Exhibit 10.19 to Amendment
            No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

  10.10     RGA Reinsurance Executive Supplemental Retirement Plan (ended
            January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
            33-58960), filed on April 14, 1993 *

  10.11 RGA Reinsurance Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on
            April 14, 1993 *

  10.12     RGA Flexible Stock Plan as amended and restated effective July 1,
            1998, incorporated by reference to Form 10-K for the period ended
            December 31, 2003 (File No. 1-11848), filed on March 12, 2004, at the corresponding exhibit*

  10.13     Amendment effective as of May 24, 2000 to the RGA Flexible Stock
            Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.13 to Form 10-K for the period ended
            December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

  10.14     Second Amendment effective as of May 28, 2003 to the RGA Flexible
            Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended
            December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

  10.15     Third Amendment effective as of May 26, 2004 to the RGA Flexible
            Stock Plan as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2004 (File No. 1-11848), filed on August 6, 2004

  10.16 Form of Directors' Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration
            Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

  10.17 RGA Executive Performance Share Plan as amended and restated effective November 1, 1996, incorporated by reference to Exhibit
            10.17 to Form 10-K for the year ended December 31, 1996 (File No.
            1-11848) filed on March 24, 1997 *

  10.18 RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

  10.19     RGA Flexible Stock Plan for Directors, as amended effective January
            1, 2003, incorporated by reference to Proxy Statement on Schedule
            14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

  10.20 Restricted Stock Award to A. Greig Woodring dated January 28, 1998, incorporated by reference to Exhibit 10.27 to Form 10-Q/A Amendment
            No. 1 for the quarter ended March 31, 1998 (File No. 1-11848) filed on May 14, 1998 *

  10.21 First Amended and Restated Credit Agreement dated as of May 23, 2003 between RGA, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative
            Agent, Bank of America, N.A. and Fleet National Bank, as
            Co-Syndication Agents, and Key Bank National Association, as
            Documentation Agent, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 23, 2003 (File No. 1-11848), filed June 2, 2003

  10.22     Amendment No. 1 dated as of October 10, 2003 to First Amended and
            Restated Credit Agreement dated as of May 23, 2003 between RGA, as borrower, the financial institutions listed on the signature pages thereof, The

            Bank of New York, as Administrative Agent, Bank of America, N.A. and
            Fleet National Bank, as Co-Syndication Agents, and Key Bank National
            Association, as Documentation Agent

  10.23     Amendment No. 2 dated as of February 25, 2005 to First Amended and
            Restated Credit Agreement dated as of May 23, 2003 between RGA, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent, Bank of
            America, N.A. and Fleet National Bank, as Co-Syndication Agents, and
            Key Bank National Association, as Documentation Agent

  10.24 Administrative Services Agreement, effective as of January 1, 1997, by and between RGA Reinsurance and General American, incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K dated
            September 24, 2001 (File No. 1-11848), filed September 24, 2001

  10.25     Form of Reinsurance Group of America, Incorporated Flexible Stock
            Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10,
            2004 (File No. 1-11848), filed September 10, 2004*

  10.26     Form of Reinsurance Group of America, Incorporated Flexible Stock
            Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated
            September 10, 2004 (File No. 1-11848), filed September 10, 2004*

  10.27     Registration Rights agreement dated as of November 24, 2003 between
            RGA, MetLife Inc., Metropolitan Life Insurance Company, Equity
            Intermediary Company, and General American, incorporated by reference to Exhibit 10.1 to Form 8-K dated November 24, 2003 (File
            No. 1-11848), filed December 3, 2003

  10.28     Directors' Compensation Summary Sheet*

  10.29 Summary of the salaries for the named executive officers of the Registrant*

   21.1     Subsidiaries of RGA

   23.1     Consent of Deloitte & Touche LLP

   24.1     Powers of Attorney for Ms. Weber and Messrs. Bartlett, Eason,
            Greenbaum, Henderson, Launer, and Reali

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