Form 10-K/A
period 2004-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2005-03-18
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the fiscal year ended December 31, 2004

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of each exchange
        Title of each class                          on which registered
   ----------------------------------------        ------------------------
   Common Stock, par value $0.01                   New York Stock Exchange
   Trust Preferred Income Equity Redeemable
   Securities (PIERS sm) Units                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No ___

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2004, as reported on the New York Stock Exchange was approximately $1.2 billion.

As of January 31, 2005, Registrant had outstanding 62,497,915 shares of common stock.

                                EXPLANATORY NOTE

RGA is filing this Form 10-K/A to amend Part III of the Annual Report filed on Form 10-K for the fiscal year ended December 31, 2004, which was previously filed with the Securities and Exchange Commission on March 3, 2005 (the "Form 10-K"), to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended ("Exchange Act"). RGA is amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of its Form 10-K. In addition, the cover page and the list of exhibits of the Form 10-K have been updated and amended.

In connection with the filing of this Form 10-K/A and pursuant to Rules 12b-15, 13a-14(a) and 13a-14(b) under Exchange Act, RGA is including currently dated certifications. Except as described above, no other amendments are being made to the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of Form 10-K or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                          AMENDMENT NO. 1 TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 2004

                                      INDEX

ITEM                                                                                      PAGE
NUMBER                                                                                OF THIS FORM
------                                                                                ------------
                                    PART III
10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................    4
11.  EXECUTIVE COMPENSATION..............................................................    9
12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................................   14
13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................   18
14.  PRINCIPAL ACCOUNTING FEES AND SERVICES..............................................   20

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors is divided into three classes, each of which generally consists of either two or three directors, with terms of office ending in successive years. William A. Peck, M.D., retired from the Board on May 26, 2004, and William J. Bartlett was elected to fill the vacancy created by Dr. Peck's retirement. Stuart G. Nagler retired from the Board on July 23, 2004, and the Board has not filled the vacancy. Currently, the Board has eight directors, with two vacancies. Certain information with respect to the directors is included below. Each of the directors has served in his or her principal occupation for the last five fiscal years, unless otherwise noted.

                                                                                                 SERVED AS
                                           DIRECTORS                                             DIRECTOR
                                           ---------                                               SINCE
                                                                                                 ---------
CURRENT TERM ENDS IN 2005:

J. Cliff Eason, 57                                                                                  1993
        Retired President of Southwestern Bell Telephone, SBC Communications, Inc. ("SBC"), a
        position he held from September 2000 through January 2001.  He served as President,
        Network Services, of SBC from October 1999 through September 2000; President, SBC
        International of SBC, from March 1998 until October 1999; President and CEO of
        Southwestern Bell Telephone Company ("SWBTC") from February 1996 until March 1998;
        President and CEO of Southwestern Bell Communications, Inc. from July 1995 through
        February 1996; President of Network Services of SWBTC from July 1993 through June
        1995; and President of Southwestern Bell Telephone Company of the Midwest from 1992 to
        1993. He held various other positions with Southwestern Bell Communications, Inc. and its subsidiaries prior to 1992, including President of Metromedia Paging from 1991 to
        1992.  Mr. Eason was a director of Williams Communications Group, Inc. until his retirement in January 2001.
                                                                                                    2002
Joseph A. Reali, 52

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

                                                                                                    2002
Alan C. Henderson, 59
         Retired President and Chief Executive Officer of RehabCare Group, Inc. from June 1998 until June 2003.  Prior to becoming President and Chief Executive Officer, Mr.
         Henderson was Executive Vice President, Chief Financial Officer and Secretary of
         RehabCare from 1991 through May 1998.  Mr. Henderson was a director of RehabCare
         Group, Inc. from June 1998 to December 2003, Angelica Corporation from March 2001 to
         June 2003, and General American Capital Corp., a registered investment company, from
         October 1989 to April 2003.

                                                                                                    1993
A. Greig Woodring, 53
        President and Chief Executive Officer of the Company since 1993. Mr.
        Woodring also is an executive officer of General American Life Insurance
        Company ("General American"). He headed General American's reinsurance business from 1986 until the Company's formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the
        Company.

CURRENT TERM ENDS IN 2006:

                                                                                                    1997
Stuart I. Greenbaum, 68
        Dean of the John M. Olin School of Business at Washington University
        since July 1995. Prior to his current position, he spent 20 years at the
        Kellogg Graduate School of Management at Northwestern University where he was Director of the Banking Research Center and Norman Strunk
        Distinguished Professor of Financial Institutions. Mr. Greenbaum has
        served on the Federal Savings and Loan Advisory Council and the Illinois
        Task Force on Financial Services, and has been a consultant for the
        American Bankers Association, the Bank Administration Institute, the
        Comptroller of the Currency, the Federal Reserve System, and the Federal
        Home Loan Bank System, among others. He is also a director of First Oak
        Brook Bancshares, Inc. and Noble International, Ltd.

Leland  C. Launer Jr., 49                                                                           2003
        President, Institutional Business of Metropolitan Life, Executive Vice
        President and Chief Investment Officer of MetLife and Metropolitan Life
        from July 2003 to March 2005, prior to which he was a Senior Vice
        President of Metropolitan Life for more than five years.


Lisa M. Weber, 42                                                                                   2003
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

COMMITTEES AND MEETINGS OF THE BOARD OF DIRECTORS

         The Board of Directors held a total of four regular and three special meetings during 2004. Each incumbent director attended at least 75% of the meetings of the Board and committees on which he or she served during 2004. The Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

AUDIT COMMITTEE

         The Audit Committee met eight times in 2004, and consisted of Messrs. Greenbaum (Chairman), Eason, Henderson, Peck (until his retirement May 26), and Bartlett (elected to the Committee July 23). The Audit Committee is directly responsible for the appointment compensation, retention and oversight of the work of the Company's independent auditor. The Committee oversees the Company's accounting and financial reporting processes, the adequacy of the Company's internal control over financial reporting and of its disclosure controls and procedures, and the integrity of its financial statements, pre-approves all audit and non-audit services to be provided by the independent auditor, reviews reports concerning significant legal and regulatory matters, and reviews the performance of the Company's internal audit function. The Committee also discusses the Company's filings on Forms 10-K and 10-Q and the financial information in those filings. The Audit Committee works closely with management as well as the Company's independent auditor and internal auditor. A more detailed description of the role and responsibilities of the Audit Committee is set forth in a written charter, adopted by the Board of Directors, which is available on the Company's website (www.rgare.com). The Audit Committee has established procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, or auditing matters. Please see the discussion of Policies on Communications under "Shareholder Communications with the Board of Directors." The Policies on Communications also is available on the Company's website. The website does not constitute a part of this Annual Report on Form 10-K.

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

COMPENSATION COMMITTEE

         The Compensation Committee met six times during 2004 and consisted of Messrs. Eason (Chairman), Greenbaum, Henderson, Peck (until his retirement May
26), and Bartlett (elected to the Committee July 23). This Committee establishes and oversees the Company's general compensation policies, reviews the performance and compensation of the CEO, and reviews and determines compensation for other executives and employees. The Committee also produces an annual report on executive compensation for inclusion in the Company's proxy statement. A more detailed description of the role and responsibilities of the Compensation Committee is set forth in a written charter adopted by the Board of Directors, which is available on the Company's website (www.rgare.com). The website does not constitute a part of this Annual Report on Form 10-K. The Board of Directors has determined, in its judgment, that all of the Committee's members were independent within the meaning of the listing standards of the NYSE.

NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

         The Nominating Committee (renamed the Nominating and Corporate Governance Committee on March 8, 2004) met five times in 2004, and consisted of Messrs. Peck (Chairman and member until his retirement May 26, 2004), Eason, Greenbaum, Henderson (elected as Chairman effective May 26, 2004) and Bartlett (elected to the Committee July 23). This Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Guidelines. In addition, the Committee identifies individuals qualified to become members of the Board, consistent with the criteria established by the Board; develops and reviews background information on candidates for the Board; and makes recommendations to the Board regarding such candidates. The Committee also will prepare and supervise the Board's annual review of director independence and the performance of self-evaluations to be conducted by the Board and Committees. A more detailed description of the role and responsibilities of the Compensation Committee is set forth in a written charter adopted by the Board of Directors, which is available on the Company's website (www.rgare.com). The website does not constitute a part of this Annual Report on Form 10-K. The Board of Directors has determined, in its judgment, that all of the Committee's members are independent within the meaning of the listing standards of the NYSE.

EXECUTIVE OFFICERS

         The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Messrs. Schuster and Watson, each individual holds the same position at RGA, Reinsurance Company of Missouri, Incorporated ("RCM"), and RGA Reinsurance Company ("RGA Re").

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Directors, executive officers, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Forms 3, 4, and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received, or written representations from certain reporting persons, the Company believes that all its directors, executive officers, and greater than 10% beneficial owners complied with all filing requirements applicable to them with respect to transactions during 2004.

CORPORATE GOVERNANCE

         The Company has adopted an Employee Code of Business Conduct and Ethics (the "Employee Code"), a Directors' Code of Conduct (the "Directors' Code"), and a Financial Management Code of Professional Conduct (the "Financial Management Code"). The Employee Code applies to all employees and officers of the Company and its subsidiaries. The Directors' Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company's chief executive officer, chief financial officer, corporate controller, chief financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 5.05 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company's chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company's website at www.rgare.com. The website does not constitute a part of this Annual Report on Form 10-K.

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

Item 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain summary information concerning the compensation awarded or paid to, or earned by, the Chief Executive Officer and each of the other four most highly compensated named executive officers of the Company during 2004.

                                               ANNUAL COMPENSATION                  LONG TERM COMPENSATION AWARDS
                                           ---------------------------      ----------------------------------------------
                                                                                           SECURITIES         ALL OTHER
                                                             BONUS ($)      RESTRICTED     UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR    SALARY ($)(1)       (2)(3)       STOCK ($)    OPTIONS(#) (4)         ($) (5)
---------------------------        ----    -------------     ---------      ----------   --------------      -------------
A. Greig Woodring                  2004         $639,923        $617,836                     34,335                $64,030
President and Chief                2003          560,000       1,011,000        --           82,081                 42,775
Executive Officer                  2002          560,000         759,077        --           70,197                 29,124

David B. Atkinson                  2004         $412,307        $229,956                     14,580                $44,164
Executive Vice President and       2003          380,000         460,162        --           34,811                 24,883
Chief Operating Officer            2002          378,154         288,029        --           28,831                 26,766

Jack B. Lay                        2004         $339,615        $281,556                     12,150                $35,438
Executive Vice President and       2003          307,115         266,500        --           27,025                 26,209
Chief Financial Officer            2002          287,308         180,018        --           19,195                 17,605

Paul A. Schuster                   2004         $338,077        $281,556                     12,150                $30,662
Executive Vice President, U.S.     2003          295,192         258,000        --           25,192                 20,006
Operations                         2002          273,462         223,000        --           20,762                 15,956

Graham Watson                      2004         $390,000        $386,558                     12,150                 $6,864
Executive Vice President,          2003          250,000         533,618        --           45,495                  5,975
International and Chief            2002          232,692         416,349        --           17,236                  4,331
Marketing Officer

------------------------
    (1) For Messrs. Woodring, Atkinson, Lay and Schuster, includes any amounts deferred at the election of the executive officers under the RGA Re Executive Deferred Savings Plan. Mr. Watson is not a U.S. citizen, and is not eligible to participate in such plan.
    (2) Includes, for all named executive officers, cash bonuses earned for each year (including any bonuses deferred at the election of the executive officers) under the cash bonus portion of the Management Incentive Plan
        (MIP), which bonus totaled $613,480 for Mr. Woodring, $225,600 for Mr. Atkinson, $277,200 for Mr. Lay, $277,200 for Mr. Schuster, and $354,900 for Mr. Watson for 2004. Also includes amounts paid in cash or deferred at the officer's election each year under the RGA Re Profit Sharing Plan for Messrs. Woodring, Atkinson, Lay and Schuster, which totaled $4,356 for 2004 and $3,000 for 2003 and 2002. The amounts shown for Mr. Watson for 2003 and 2002 also include a Canadian production bonus of $300,366 and $258,797, respectively (see "Executive Compensation - Other Employment Arrangements"); and for 2004, 2003, and 2002, $31,658, $20,739, and $16,538, respectively, paid in lieu of an award under the RGA Re Profit Sharing Plan, in which Mr. Watson is not eligible to participate.
    (3) Includes, in 2003 and 2002, the value of the following number of performance shares granted in February 2004 and March 2003, respectively, pursuant to the Executive Performance Share Plan based on the closing price of the Company's Common Stock on the date of award:
        Mr. Woodring - 6,974 and 7,946 performance shares; Mr. Atkinson - 2,628 and 3,235 performance shares; Mr. Lay - 1,930 and 2,093 performance shares; Mr. Schuster - 1,868 and 1,951 performance shares; and Mr. Watson - 1,557 and 1,667 performance shares.
    (4) See "Executive Compensation - Option/Performance Share Grants in Last Fiscal Year."
    (5) For Messrs. Woodring, Atkinson, Lay, and Schuster, amount includes contributions made by RGA Re in 2004, 2003, and 2002 to the officers' accounts in the RGA Re Profit Sharing Plan and the RGA Re Augmented Benefit Plan. Amounts for Mr. Watson represent contributions made to his account by RGA Canada under its Retirement Plan.

EQUITY INCENTIVE GRANTS IN LAST FISCAL YEAR


         The Company has a Flexible Stock Plan, which provides for the award of various types of benefits, including stock options, stock appreciation rights, restricted stock, performance shares, and other stock based awards, as well as cash awards. The Compensation Committee terminated awards under the Executive Performance Share Plan in February 2004. The following table sets forth certain information concerning grants of options and restricted stock made during 2004 to the named executive officers pursuant to the Flexible Stock Plan.

                                          OPTION GRANTS IN LAST FISCAL YEAR

                                                    INDIVIDUAL GRANTS
                                                 ------------------------
                                                 % OF TOTAL                               POTENTIAL REALIZABLE VALUE
                        NUMBER OF SECURITIES     GRANTED TO     EXERCISE                    AT ASSUMED ANNUAL RATES
                        UNDERLYING OPTIONS &      EMPLOYEES        OR                     OF STOCK PRICE APPRECIATION
                         PERFORMANCE SHARES          IN        BASE PRICE    EXPIRATION       FOR OPTION TERM (3)
        NAME                GRANTED (#)(1)       FISCAL YEAR    ($/SH)(2)       DATE         5%($)         10% ($)
-----------------       --------------------     -----------   ----------    ----------   ---------      ----------
A. Greig Woodring          34,335 options           11.1%         $39.61      1/28/2014    $855,303      $2,167,505

David B. Atkinson          14,580 options            4.7%         $39.61      1/28/2014    $363,195      $  920,408

Jack B. Lay                12,150 options            4.0%         $39.61      1/28/2014    $302,663      $  767,007

Paul A. Schuster           12,150 options            4.0%         $39.61      1/28/2014    $302,663      $  767,007

Graham Watson              12,150 options            4.0%         $39.61      1/28/2014    $302,663      $  767,007


-----------------------

    (1) The options become exercisable in 25% increments on each of December 31, 2005, 2006, 2007 and 2008. Vesting will be accelerated upon the officer's death or disability and upon a change in control of the Company (as such terms are defined in the Flexible Stock Plan and option agreements). All stock option grants were approved in January 2004.

    (2) Amount represents the exercise price per share of Common Stock, which is the closing price of the Common Stock on the date of grant in January 2004.

    (3) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast possible future appreciation, if any, of the Company's stock price.

               LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

         The Compensation Committee approved the grant of a target award of performance-contingent restricted stock on January 28, 2004. The awards were made pursuant to the terms of the Flexible Stock Plan and an award agreement. The Compensation Committee has established as performance goals annual operating earnings (net income from continuing operations less realized capital gains and losses and certain other non-operating items) per share and annual consolidated revenues. The Compensation Committee also sets award levels with a minimum level of performance that must be met before any award to the individual can be made, a target and a maximum. If the Company does not meet certain performance goals, the awards will not be made, and if the Company exceeds those performance goals, the award can be as much as 200% of the targeted award opportunity. The awards are contingent upon the recipient being in the Company's employ at the end of the 3-year performance period.

                                                                         ESTIMATED FUTURE PAYOUTS UNDER NON-STOCK PRICE
                                                                                            -BASED PLANS
                                                                         ----------------------------------------------
                        NUMBER OF SHARES,
                         UNITS OR OTHER   PERFORMANCE OR OTHER PERIOD
     NAME                  RIGHTS (#)     UNTIL MATURATION OR PAYOUT     THRESHOLD (#)   TARGET (#)      MAXIMUM (#)
-----------------       ----------------  ---------------------------    -------------   ----------      -----------
A. Greig Woodring            14,490                  3 years                  0            14,490          28,980

David B. Atkinson             6,150                  3 years                  0             6,150          12,300

Jack B. Lay                   5,130                  3 years                  0             5,130          10,260

Paul A. Schuster              5,130                  3 years                  0             5,130          10,260

Graham Watson                 7,000                  3 years                  0             7,000          14,000

AGGREGATED OPTION/PERFORMANCE SHARE EXERCISES AND FISCAL YEAR-END OPTION VALUES

         The table below provides certain information for each of the named executive officers concerning exercises of options and performance shares during 2004 and the value of unexercised options at December 31, 2004.


                                                                         NUMBER OF SECURITIES
                                                                        UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                                                                             OPTIONS AT            IN-THE-MONEY OPTIONS AT
                          SHARES ACQUIRED ON             VALUE           DECEMBER 31, 2004 (2)      DECEMBER 31, 2004 (3)
     NAME                    EXERCISE (#)            REALIZED($)(1)    EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
------------------      -------------------------    --------------    -------------------------  -------------------------
A. Greig Woodring       0 options                             $0               218,576 / 178,874    $4,625,923 / $3,140,382
                        16,678 performance shares       $669,621

David B. Atkinson       38,598 options                  $879,735                 74,550 / 77,291    $1,443,292 / $1,370,205
                        7,186 performance shares        $288,504

Jack B. Lay             4,697 options                   $144,940                 67,278 / 56,798      $1,366,292 / $995,061
                        5,620 performance shares        $225,653

Paul A. Schuster        9,000 options                   $231,588                 55,216 / 55,425      $1,085,202 / $961,514
                        8,512 performance shares        $341,770

Graham Watson           0 options                             $0                 83,924 / 69,518    $1,823,861 / $1,270,025
                        2,058 performance shares         $82,633

---------------------

    (1) Value realized for performance shares represents the entire value of the individual's vested and unvested performance share balance, which was paid in May 2004, following the decision by the Compensation Committee not to make further awards of performance shares under the Executive Performance Share Plan. The Company previously reported the value of the performance shares, determined based on the closing price of the Company's common stock on the date of the award, under the "Annual Compensation - Bonus" column in the Summary Compensation Table for the year in which the individual earned the performance shares.
    (2) The Company granted stock options to senior management, including each of the named executive officers, in January 2005. The 2005 option grants, which are not currently exercisable, are not reflected in the table.
    (3) Represents the difference between the December 31, 2004 closing price of the Company's Common Stock ($48.45) and the exercise price of the option, multiplied by the number of shares underlying the option.

RETIREMENT PLANS

         Certain of the Company's employees participate in the RGA Performance Pension Plan (the "Pension Plan"), a qualified defined benefit plan. Certain of the Company's employees also participate in the RGA Reinsurance Company Augmented Benefit Plan (the "RGA Augmented Plan"), a non-qualified plan under which eligible employees are entitled to additional retirement benefits not paid under the Pension Plan and the RGA Profit Sharing Plan due to Internal Revenue Code limits on the amount of benefits that may accrue and be paid under the Pension Plan and the RGA Profit Sharing Plan.

         Messrs. Woodring, Atkinson, Lay and Schuster participate in the Pension Plan and the RGA Augmented Plan. The monthly benefit payable for life at age 65 for each individual is the sum of (a) and (b) below:

                  (a) The sum of (1) 1.05% of Final Average Monthly Compensation, multiplied by the number of years of service earned as of December 31, 1995, plus (2) .65% of the excess, if any, of Final Average Monthly Compensation minus one-twelfth of the Social Security Maximum Wage Average, multiplied by the number of years of service earned as of December 31, 1995; plus

                  (b) The actuarial equivalent of a lump sum benefit equal to the sum of the amounts determined below for each full year of service completed after December 31, 1995:

Age on January 1 of the Plan Year       Percentage of Final           Percentage of Excess
 in Which the Year of Service is          Average Annual                  Compensation
            Earned                     Compensation Credited                Credited

           Up to 35                             2%                             1%
           35 - 44                              4%                             2%
           45 - 54                              6%                             3%
          55 or over                            8%                             4%

         Social Security Maximum Wage Average means the average of the Social Security Wage Bases in effect for each calendar year during the 35-year period ending with the calendar year in which a participant attains the Social Security retirement age. Social Security Wage Base means the maximum amount of compensation that may be considered wages for FICA tax, or $87,900 for 2004. Breakpoint means 60% of the Social Security Wage Base raised to the next highest $100 increment. Excess Compensation means the excess, if any, of Final Average Annual Compensation minus the Breakpoint. Final Average Annual Compensation means the highest average Benefit Salary for the five consecutive years during the preceding ten years. Benefit Salary means actual base salary, eligible bonuses and pre-tax salary deferrals made to the profit sharing plan or a cafeteria plan and the CODA portion of the profit sharing award. Final Average Monthly Compensation is one-twelfth of Final Average Annual Compensation.

         As of December 31, 2004, the estimated annual benefits payable upon retirement at normal retirement age of 65 for Messrs. Woodring, Atkinson, Lay and Schuster are as follows: Mr. Woodring, $344,631; Mr. Atkinson, $120,524; Mr. Lay, $58,096, and Mr. Schuster, $56,411. Mr. Watson is not eligible to participate in the Pension Plan or the RGA Augmented Plan, however, he participates in pension plans sponsored by the governments of Quebec and Canada, respectively.

         Payment of the specified retirement benefits is contingent upon continuation of the plans in their present form until the officer retires.

         Until January 1, 1994, the Company also maintained an Executive Supplemental Retirement Plan (the "RGA Supplemental Plan"), a non-qualified defined benefit plan pursuant to which eligible executive officers are entitled to receive additional retirement benefits. Benefits under the RGA Supplemental Plan were frozen as of January 1, 1994. The frozen annual benefit payable upon retirement at age 65 is $36,719 for Mr. Woodring and $7,770 for Mr. Atkinson. Retirement benefits under the RGA Supplemental Plan are payable at age 65 in the form of a 15-year certain life annuity, with no direct or indirect integration with Social Security benefits.

OTHER EMPLOYMENT ARRANGEMENTS

         The Company agreed to pay Mr. Watson a production bonus through December 31, 2003, equal to 2.5 cents per $1,000 of new business generated through the Company's Canadian subsidiaries. See "Executive Compensation - Summary Compensation Table."


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2004 the Compensation Committee was comprised of Messrs. Eason (Chairman), Bartlett, Greenbaum, Henderson, and Peck. None of the members of the Compensation Committee have been an officer or employee of the Company or any of its subsidiaries. None of the Company's inside directors or officers serves on the compensation committee of another company of which a member of the Compensation Committee is an officer.

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



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

OWNERSHIP OF SHARES OF RGA

         The following table sets forth, as of February 1, 2005, certain information with respect to: (1) each person known by the Company to be the beneficial owner of 5% or more of the Company's outstanding Common Stock, and
(2) the ownership of Common Stock by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table contained in Item 11 above, and (iii) all directors and executive officers as a group.

                                                               AMOUNT AND NATURE OF           PERCENT OF
BENEFICIAL OWNER (2)                                          BENEFICIAL OWNERSHIP (1)         CLASS (2)
-----------------------------------------------------------   ------------------------        ----------
SIGNIFICANT SHAREHOLDERS:
MetLife, Inc.                                                      32,243,539  (3)                 51.6%
     One Madison Avenue
     New York, New York 10010
Wellington Management Company, LLP                                  5,274,034  (4)                  8.5%
     75 State Street
     Boston, Massachusetts 02109
Kayne Anderson Rudnick Investment Management, LLC                   4,340,067  (5)                  6.9%
     1800 Avenue of the Stars, Second Floor
      Los Angeles, California 90067
Neuberger Berman, LLC.                                              3,314,960  (6)                  5.3%
     605 Third Ave.
     New York, New York 10158
DIRECTORS AND NAMED EXECUTIVE OFFICERS:
A. Greig Woodring, Director, President and Chief Executive            316,486  (7)                     *
    Officer (3)
William J. Bartlett, Director                                           1,900  (8)                     *
J. Cliff Eason, Director                                               15,150  (9)                     *
Stuart Greenbaum, Director                                             21,033 (10)                     *
Alan C. Henderson, Director                                             9,396 (11)                     *

Leland C. Launer, Jr., Director (3)                                        -- (12)                    **
Joseph A. Reali, Director (3)                                              -- (12)                    **
Lisa M. Weber, Director (3)                                                -- (12)                    **
David B. Atkinson, Executive Vice President and Chief                 135,519 (13)                     *
    Operating Officer
Jack B. Lay, Executive Vice President and Chief Financial                                              *
    Officer                                                            95,720 (14)
Paul A. Schuster, Executive Vice President, U.S. Operations                                            *
                                                                       89,088 (15)
Graham Watson, Executive Vice President and Chief Marketing            74,311 (16)                     *
    Officer
All directors and executive officers                                  807,489 (17)                 1.28%
    as a group (14 persons)

----------
  *       Less than one percent.
  **      Not applicable.

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

     (3) The amount in the table reflects the total beneficial ownership of MetLife, Metropolitan Life Insurance Company, General American Life Insurance Company and GenAmerica Finance, LLC contained in a Schedule 13D filed with the Securities and

          Exchange Commission on December 3, 1999, as amended. Each of the filing companies shares voting and dispositive power with each other. Mr. Woodring is an executive officer of General American Life Insurance Company. Mr. Launer and Ms. Weber are executive officers of MetLife, and Mr. Reali is a senior officer of MetLife. These individuals disclaim beneficial ownership of the shares beneficially owned by MetLife and its subsidiaries.

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

     (6) As reported on a Schedule 13G/A filed February 14, 2005, as amended by Amendment No. 1 to Schedule 13G filed February 17, 2005, Neuberger Berman, Inc. the holding company for an investment adviser and a registered broker-dealer. Shares are owned by several accounts managed by Neuberger Berman and its subsidiaries. Neuberger Berman has sole voting power over 2,377,310 shares and shared dispositive power over all of its shares.

     (7) Mr. Woodring is an executive officer of General American Life Insurance Company. Mr. Woodring disclaims beneficial ownership of the shares beneficially owned by MetLife and its subsidiaries. Includes 272,369 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 15,000 shares of restricted Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Woodring has no investment power.

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

     (12) Ms. Weber and Mr. Launer are executive officers, and Mr. Reali is a senior officer, of MetLife. Each of them disclaims beneficial ownership of the shares beneficially owned by MetLife and its subsidiaries.

     (13) Includes 98,971 shares of Common Stock subject to stock options that are exercisable within 60 days. Also includes 6,548 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Atkinson has no investment power.

     (14) Includes 84,175 shares of Common Stock subject to stock options that are exercisable within 60 days and 4,997 shares for which Mr. Lay shares voting and investment power with his spouse. Also includes 6,548 restricted shares of Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which Mr. Lay has no investment power.

     (15) Includes 71,464 shares of Common Stock subject to stock options that are exercisable within 60 days, and 17,624 shares for which Mr. Schuster shares voting and investment power with his spouse.

     (16) Includes 39,459 shares of Common Stock subject to stock options that are exercisable within 60 days and 6,187 shares owned by Intercedent Limited, a Canadian corporation of which Mr. Watson has a majority ownership interest.

     (17) Includes a total of 647,196 shares of Common Stock subject to stock options that are exercisable within 60 days; and 37,196 shares of restricted Common Stock that are subject to forfeiture in accordance with the terms of the specific grant, as to which the holder has no investment power.

OWNERSHIP OF SHARES OF METLIFE

         The following table sets forth, as of February 1, 2005, certain information with respect to the following individuals to the extent they own shares of common stock of MetLife, the Company's parent: (i) each director of the Company; (ii) each executive officer of the Company named in the Summary Compensation Table contained in Item 11 above; and (iii) all directors and executive officers as a group.

                 BENEFICIAL OWNER                      AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)      PERCENT OF
                 ----------------                      ---------------------------------------------        CLASS
                                                            Direct                 Indirect(2)            ----------
                                                          -----------              -----------
Leland C. Launer, Jr., Director                           102,462(3)                    48(4)                  *
Joseph A. Reali, Director                                  86,363(5)                   170(6)                  *
Lisa M. Weber, Director                                   258,909(7)                 1,782(8)                  *
A. Greig Woodring, Director, President & CEO                   90                       --                     *
David B. Atkinson, EVP and COO                                200(9)                    --                     *
Jack B. Lay, EVP and CFO                                      200(9)                    --                     *
Paul A. Schuster, EVP                                         200(9)                    --                     *
All directors and executive officers as a group           448,824(10)                2,000                     *
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

EQUITY COMPENSATION PLAN

         The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

                            Number of securities to be                                   Number of securities
                            issued upon exercise of        Weighted-average exercise     remaining available for
                            outstanding options,           price of outstanding          future issuance under equity
Plan category               warrants and rights            options, warrants and rights  compensation plans
-------------               -------------------------      ----------------------------  ----------------------------
Equity compensation plans
approved by security
holders                          2,808,578 (1)                  $29.89(2)(3)                 1,904,740 (4)

Equity compensation plans
not approved by security
holders                              --                           --                             --
   Total                         2,808,578                      $29.89                       1,904,740


     (1) Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 2,721,519; Flexible Stock Plan for Directors - 65,299; and Phantom Stock Plan for Directors - 21,760

     (2) Does not include 128,693 performance contingent units to be issued under the Flexible Stock Plan or 21,760 phantom units to be issued under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e., a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

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


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 6, 2000, MetLife acquired 100% of GenAmerica Financial Corporation (the Company's predecessor parent), including its beneficial ownership of RGA shares, which was approximately 48% at December 31, 1999. This acquisition, together with direct investments in the Company in 1999, 2002 and 2003, made MetLife the Company's majority shareholder with beneficial ownership of approximately 51.6% of all outstanding shares as of January 31, 2005. Currently, three of the Company's eight directors are officers of MetLife.

         Reinsurance Business. The Company has direct policies and reinsurance agreements with MetLife and certain of its affiliates. Under these agreements, the Company had net premiums of approximately $164.4 million in 2004, $157.9 million in 2003, and $172.8 million in 2002. The net premiums reflect the net business assumed from and ceded to such affiliates of MetLife, Inc. The pre-tax income on this business was approximately $36.5 million in 2004, $19.4 million in 2003, and $23.3 million in 2002. Our reinsurance treaties with MetLife are generally terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. Under these treaties, MetLife is permitted to reassume all or a portion of the risk formerly ceded us after an agreed-upon period of time or in some cases due to changes in our financial condition or ratings. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods.


         On November 24, 2003, the Company, MetLife, Metropolitan Life, General American and Equity Intermediary Company, which is now dissolved, entered into a registration rights agreement, which superseded then existing agreements with General American and Equity Intermediary Company. Under the terms of this agreement, until such time as MetLife and its affiliates (other than directors and officers of MetLife and its affiliates and certain fiduciary accounts) and their permitted transferees no longer own in excess of 5% of the Company's outstanding shares of common stock, if the Company proposes to register any of its securities under the Securities Act of 1933, as amended (the "Securities Act"), for its own account or the account of any of its shareholders, then MetLife and its affiliates (other than directors and officers of MetLife and its affiliates and certain fiduciary accounts), or their respective transferees, are entitled, subject to certain limitations and conditions, to notice of such registration and are entitled, subject to certain conditions and limitations, to include registrable shares therein, including shares currently owned by them and shares acquired by them in the future. The underwriters of any such offering have the right to limit the number of shares to be included in such registration and, to the extent that it does not exercise its "piggyback" rights in connection with a future public offering of the Company's common stock, or of securities convertible into or exchangeable or exercisable for such common stock, MetLife has agreed to enter into customary lock-up agreements for a period from the two days prior to and 180 days following the effective date of such registration, upon the reasonable request of the managing underwriters of such offering and subject to certain exceptions.

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

         Administrative Services. General American Life Insurance Company, which is referred to as "General American," and MetLife have historically provided the Company and its subsidiary, RGA Reinsurance, with certain limited administrative services, such as legal, corporate risk management and corporate travel services. The cost of these services was approximately $1.0 million in 2004, $1.0 million in 2003 and $1.2 million in 2002.

         Effective January 1, 1997, General American entered into an Administrative Services Agreement with RGA Reinsurance whereby General American provides services necessary to handle the policy and treaty administration functions for certain bank-owned life insurance policies. RGA Reinsurance paid General American approximately $385,000 in 2004 and $400,000 in 2003. No payments were made under this agreement in 2002.

         Product License Agreement. RGA Reinsurance has a product license and service agreement with MetLife, which is terminable by either party on 30 days notice. Under this agreement, the Company has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. Revenue under this agreement from MetLife was approximately $3.5 million in 2004, $3.2 million in 2003 and $400,000 in 2002.

         Miscellaneous. On November 13, 2003, MetLife and certain of its affiliates completed the purchase of 3,000,000 shares of the Company's common stock having a total purchase price of $109,950,000 in connection with an underwritten public offering of 12,075,000 shares of common stock by the Company at a public offering price of $36.65 per share. The Company received gross proceeds of $427,575,000, net of underwriting discounts but excluding other offering expenses.

Item 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Aggregate fees billed to the Company for the fiscal years ending December 31, 2004 and 2003, by the Company's principal accounting firm, Deloitte & Touche, LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, the "Deloitte Entities") are as follows:


                                                                          FISCAL YEAR
                                                         2004                                   2003
Audit Fees (a)                                         $2,668,194                            $1,422,662
Audit-Related Fees (b)                                     93,500                                97,343
                                                       ----------                            ----------

Total Audit and Audit-Related Fees                      2,761,694                             1,520,005
Tax Fees (c)                                              570,100                               142,843
All Other Fees                                                  0                                     0
                                                       ----------                            ----------

Total Fees                                             $3,331,794                            $1,662,848
                                                       ==========                            ==========

(a) Includes fees for the audit of the Company's and its subsidiaries annual financial statements, reviews of the Company's quarterly financial statements, and Sarbanes-Oxley Section 404 attestation.

(b) Includes fees for services rendered by the Deloitte Entities for matters such as employee benefit plan audits, assistance with internal control reporting requirements, and services associated with SEC registration statements, periodic reports and securities offerings.

(c) Includes fees for tax services rendered by the Deloitte Entities, such as consultation related to tax planning and compliance.

         All audit-related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by the Deloitte Entities was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The Audit Committee has adopted a Pre-Approval Policy which provides for pre-approval of audit, audit-related and tax services on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Reinsurance Group of America, Incorporated.

                                     By: /s/ A. Greig Woodring
                                         ---------------------------------------
                                         A. Greig Woodring
                                         President and Chief Executive Officer

                                         Date:    March 18, 2005

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2005.

                             Signatures                                    Title
     ----------------------------------------------------            -----------------------------------
     /s/ Leland C. Launer, Jr.           March 18, 2005 *            Chairman of the Board and Director
     ----------------------------------------------------
     Leland C. Launer, Jr.

     /s/ A. Greig Woodring               March 18, 2005              President, Chief Executive Officer,
     ----------------------------------------------------            and Director
     A. Greig Woodring                                               (Principal Executive Officer)

     /s/ William J. Bartlett             March 18, 2005 *             Director
     ----------------------------------------------------
     William J. Bartlett

     /s/ J. Cliff Eason                  March 18, 2005 *             Director
     ----------------------------------------------------
     J. Cliff Eason

     /s/ Stuart I. Greenbaum             March 18, 2005 *             Director
     ----------------------------------------------------
     Stuart I. Greenbaum

     /s/ Alan C. Henderson               March 18, 2005 *             Director
     ----------------------------------------------------
     Alan C. Henderson

     /s/ Joseph A. Reali                 March 18, 2005 *             Director
     ----------------------------------------------------
     Joseph A. Reali

     /s/ Lisa M. Weber                   March 18, 2005 *             Director
     ----------------------------------------------------
     Lisa M. Weber

     /s/ Jack B. Lay                     March 18, 2005               Executive Vice President and Chief
     ----------------------------------------------------             Financial Officer  (Principal Financial
     Jack B. Lay                                                      and Accounting   Officer)

*    By: /s/ Jack B. Lay                 March 18, 2005
         ------------------------------------------------
             Jack B. Lay         Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
Number                                          Description
-------   ---------------------------------------------------------------------------------------------------
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

   10.9     RGA Reinsurance Executive Deferred Compensation Plan (ended January
            1, 1995), incorporated by reference to Exhibit 10.19 to Amendment
            No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

  10.10     RGA Reinsurance Executive Supplemental Retirement Plan (ended
            January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
            33-58960), filed on April 14, 1993*

  10.11 RGA Reinsurance Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on
            April 14, 1993*

  10.12     RGA Flexible Stock Plan as amended and restated effective July 1,
            1998, incorporated by reference to Form 10-K for the period ended
            December 31, 2003 (File No. 1-11848), filed on March 12, 2004, at the corresponding exhibit*

  10.13     Amendment effective as of May 24, 2000 to the RGA Flexible Stock
            Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.13 to Form 10-K for the period ended
            December 31, 2003 (File No. 1-11848), filed on March 12, 2004*

  10.14     Second Amendment effective as of May 28, 2003 to the RGA Flexible
            Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended
            December 31, 2003 (File No. 1-11848), filed on March 12, 2004*

  10.15     Third Amendment effective as of May 26, 2004 to the RGA Flexible
            Stock Plan as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2004 (File No. 1-11848), filed on August 6, 2004

  10.16 Form of Directors' Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration
            Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993*

  10.17 RGA Executive Performance Share Plan as amended and restated effective November 1, 1996, incorporated by reference to Exhibit
            10.17 to Form 10-K for the year ended December 31, 1996 (File No.
            1-11848) filed on March 24, 1997*

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

  10.20 Restricted Stock Award to A. Greig Woodring dated January 28, 1998, incorporated by reference to Exhibit 10.27 to Form 10-Q/A Amendment
            No. 1 for the quarter ended March 31, 1998 (File No. 1-11848) filed on May 14, 1998*

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

            Bank of New York, as Administrative Agent, Bank of America, N.A. and
            Fleet National Bank, as Co-Syndication Agents, and Key Bank National
            Association, as Documentation Agent**

  10.23     Amendment No. 2 dated as of February 25, 2005 to First Amended and
            Restated Credit Agreement dated as of May 23, 2003 between RGA, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent, Bank of
            America, N.A. and Fleet National Bank, as Co-Syndication Agents, and
            Key Bank National Association, as Documentation Agent**

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

  10.28     Directors' Compensation Summary Sheet* **

  10.29 Summary of the salaries for the named executive officers of the Registrant* **

   21.1     Subsidiaries of RGA**

   23.1     Consent of Deloitte & Touche LLP**

   24.1     Powers of Attorney for Ms. Weber and Messrs. Bartlett, Eason,
            Greenbaum, Henderson, Launer, and Reali**

   31.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

   31.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

   32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

   32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this Report.

** Previously filed with, and incorporated herein by reference from, the Annual Report on Form 10-K filed by the Company on March 3, 2005 at the corresponding exhibit number.