Form 10-Q
period 2005-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2005-05-06
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-11848

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            MISSOURI                                     43-1627032
  (STATE OR OTHER JURISDICTION              (IRS EMPLOYER IDENTIFICATION NUMBER)
OF INCORPORATION OR ORGANIZATION)

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 2005: 62,628,356
SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                     PAGE
----                                                                     ----
                         PART I - FINANCIAL INFORMATION

1     Financial Statements

      Condensed Consolidated Balance Sheets (Unaudited) March 31, 2005
      and December 31, 2004                                                3

      Condensed Consolidated Statements of Income (Unaudited)
      Three months ended March 31, 2005 and 2004                           4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      Three months ended March 31, 2005 and 2004                           5

      Notes to Condensed Consolidated Financial Statements (Unaudited)     6

2     Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           11

3     Quantitative and Qualitative Disclosures About Market Risk          28

4     Controls and Procedures                                             28

                           PART II - OTHER INFORMATION

1     Legal Proceedings                                                   28

2     Unregistered Sales of Equity Securities and Use of Proceeds         29

6     Exhibits                                                            29

      Signatures                                                          30

      Index to Exhibits                                                   31

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                       March 31,      December 31,
                                                                                         2005             2004
                                                                                     -------------    -------------
                                                                                          (Dollars in thousands)
       ASSETS
Fixed maturity securities:                                                           $   6,132,867    $   6,023,696
    Available-for-sale at fair value (amortized cost of $5,802,626 and
       $5,634,757 at March 31, 2005 and December 31, 2004, respectively)
Mortgage loans on real estate                                                              613,614          609,292
Policy loans                                                                               957,567          957,564
Funds withheld at interest                                                               2,879,467        2,734,655
Short-term investments                                                                      26,856           31,964
Other invested assets                                                                      217,565          207,054
                                                                                     -------------    -------------
       Total investments                                                                10,827,936       10,564,225
Cash and cash equivalents                                                                  135,022          152,095
Accrued investment income                                                                   76,185           58,076
Premiums receivable                                                                        394,309          376,298
Reinsurance ceded receivables                                                              442,005          434,264
Deferred policy acquisition costs                                                        2,286,902        2,225,974
Other reinsurance balances                                                                 154,216          159,440
Other assets                                                                               112,862           77,757
                                                                                     -------------    -------------
       Total assets                                                                  $  14,429,437    $  14,048,129
                                                                                     =============    =============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                               $   4,225,522    $   4,097,722
Interest sensitive contract liabilities                                                  5,006,930        4,900,600
Other policy claims and benefits                                                         1,451,333        1,316,225
Other reinsurance balances                                                                 191,496          247,164
Deferred income taxes                                                                      582,909          561,985
Other liabilities                                                                          104,103           81,209
Short-term debt                                                                             55,409           56,078
Long-term debt                                                                             349,744          349,704
Company-obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures of the Company                     158,450          158,417
                                                                                     -------------    -------------
       Total liabilities                                                                12,125,896       11,769,104

Commitments and contingent liabilities                                                           -                -

Stockholders' Equity:
    Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
       shares issued or outstanding)   C                                                         -                -
    Common stock (par value $.01 per share; 140,000,000 shares authorized;
       63,128,273 shares issued at March  31, 2005 and December 31, 2004)                      631              631
    Warrants                                                                                66,915           66,915
    Additional paid-in-capital                                                           1,047,667        1,046,515
    Retained earnings                                                                      907,502          846,572
    Accumulated other comprehensive income:
       Accumulated currency translation adjustment, net of income taxes                     85,292           93,691
       Unrealized appreciation of securities, net of income taxes                          210,825          244,675
                                                                                     -------------    -------------
          Total stockholders' equity before treasury stock                               2,318,832        2,298,999
    Less treasury shares held of 513,918 and 683,245 at cost at
       March 31, 2005 and December 31, 2004, respectively                                  (15,291)         (19,974)
                                                                                     -------------    -------------
       Total stockholders' equity                                                        2,303,541        2,279,025
                                                                                     -------------    -------------
       Total liabilities and stockholders' equity                                    $  14,429,437    $  14,048,129
                                                                                     =============    =============

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                      Three months ended March 31,
                                                                                     ------------------------------
                                                                                         2005             2004
                                                                                     -------------    -------------
                                                                                         (Dollars in thousands,
                                                                                          except per share data)
REVENUES:
          Net premiums                                                               $     901,820    $     813,874
          Investment income, net of related expenses                                       157,053          133,560
          Realized investment gains, net                                                     3,979           18,416
          Change in value of embedded derivatives                                           22,561            1,522
          Other revenues                                                                    10,803           11,850
                                                                                     -------------    -------------
                  Total revenues                                                         1,096,216          979,222

BENEFITS AND EXPENSES:
          Claims and other policy benefits                                                 738,053          647,054
          Interest credited                                                                 55,053           47,018
          Policy acquisition costs and other insurance expenses                            143,976          143,068
          Change in deferred acquisition costs associated with change in value
             of embedded derivatives                                                        15,708            4,200
          Other operating expenses                                                          33,006           33,529
          Interest expense                                                                   9,885            9,538
                                                                                     -------------    -------------
                  Total benefits and expenses                                              995,681          884,407
                  Income from continuing operations before income taxes                    100,535           94,815
          Provision for income taxes                                                        33,271           31,821
                                                                                     -------------    -------------
                  Income from continuing operations                                         67,264           62,994
          Discontinued operations:
                  Loss from discontinued accident and health operations, net
                     of income taxes                                                          (707)            (894)
                                                                                     -------------    -------------
                  Income before cumulative effect of change in accounting principle         66,557           62,100
          Cumulative effect of change in accounting principle,
             net of income taxes                                                                 -             (361)
                                                                                     -------------    -------------
                  Net income                                                         $      66,557    $      61,739
                                                                                     =============    =============

BASIC EARNINGS PER SHARE:
          Income from continuing operations                                          $        1.08    $        1.01
          Discontinued operations                                                            (0.02)           (0.01)
          Cumulative effect of change in accounting principle                                    -            (0.01)
                                                                                     -------------    -------------
          Net income                                                                 $        1.06    $        0.99
                                                                                     =============    =============

DILUTED EARNINGS PER SHARE:
          Income from continuing operations                                          $        1.05    $        1.00
          Discontinued operations                                                            (0.01)           (0.01)
          Cumulative effect of change in accounting principle                                    -            (0.01)
                                                                                     -------------    -------------
          Net income                                                                 $        1.04    $        0.98
                                                                                     =============    =============

DIVIDENDS DECLARED PER SHARE                                                         $        0.09    $        0.06
                                                                                     =============    =============

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three months ended March 31,
                                                                                     -----------------------------
                                                                                         2005             2004
                                                                                     -------------    -------------
                                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $      66,557    $      61,739
    Adjustments to reconcile net income to net cash provided by operating activities:
         Change in:
             Accrued investment income                                                     (18,160)         (15,266)
             Premiums receivable                                                           (20,258)         (30,878)
             Deferred policy acquisition costs                                             (60,503)         (81,010)
             Reinsurance ceded balances                                                     (7,740)          66,288
             Future policy benefits, other policy claims and benefits, and
               other reinsurance balances                                                  229,280          263,242
             Deferred income taxes                                                          39,772           20,298
             Other assets and other liabilities, net                                       (11,374)          (2,987)
         Amortization of net investment discounts and other                                 (5,256)          (8,760)
         Realized investment gains, net                                                     (3,982)         (18,416)
         Other, net                                                                          1,152           (7,193)
                                                                                     -------------    -------------
Net cash provided by operating activities                                                  209,488          247,057

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of fixed maturity securities - available for sale                                376,380          373,726
    Maturities of fixed maturity securities - available for sale                            18,983            8,152
    Purchases of fixed maturity securities - available for sale                           (563,294)        (426,494)
    Sales of mortgage loans                                                                      -           13,927
    Cash invested in mortgage loans on real estate                                          (9,555)         (41,276)
    Cash invested in policy loans                                                               (4)            (658)
    Cash invested in funds withheld at interest                                            (28,546)         (29,165)
    Principal payments on mortgage loans on real estate                                      5,142            4,367
    Change in short-term investments and other invested assets                              (9,879)         (16,182)
                                                                                     -------------    -------------
Net cash used in investing activities                                                     (210,773)        (113,603)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                                                               (5,627)          (3,733)
    Borrowings under credit agreements                                                           -            4,600
    Exercise of stock options                                                                4,339            3,207
    Excess deposits (payments) on universal life and other investment type
       policies and contracts                                                              (12,918)          32,905
                                                                                     -------------    -------------
Net cash provided by (used in) financing activities                                        (14,206)          36,979
Effect of exchange rate changes                                                             (1,582)             832
                                                                                     -------------    -------------
Change in cash and cash equivalents                                                        (17,073)         171,265
Cash and cash equivalents, beginning of period                                             152,095           84,586
                                                                                     -------------    -------------
Cash and cash equivalents, end of period                                             $     135,022    $     255,851
                                                                                     =============    =============

Supplementary information:
    Cash paid for interest                                                           $       4,192    $       7,698
    Cash paid for income taxes                                                       $      52,894    $      18,008

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K ("2004 Annual Report") filed with the Securities and Exchange Commission on March 3, 2005.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the 2005 presentation.

Prior to January 1, 2003, the Company applied Accounting Principles Board ("APB") Opinion No. 25 in accounting for its stock plans and, accordingly, no compensation cost was recognized for its stock options in the financial statements. For issuances under employee stock plans after January 1, 2003, the Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, as amended by SFAS 148, when recording its compensation expense. Had the Company determined compensation cost based on the fair value at the grant date for all stock option grants under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
(dollars in thousands, except per share information)       2005            2004
----------------------------------------------------   -----------     ------------
Net income as reported                                 $    66,557     $    61,739
  Add compensation expense included in net income,
     net of income taxes                                     1,121             534
  Deduct total fair value of compensation expense
     for all awards, net of income taxes                     1,475           1,156
                                                       -----------     -----------
       Pro forma net income                            $    66,203     $    61,117

Net income per share:
  As reported - basic                                  $      1.06     $      0.99
  Pro forma - basic                                    $      1.06     $      0.98
  As reported - diluted                                $      1.04     $      0.98
  Pro forma - diluted                                  $      1.04     $      0.97

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (dollars in thousands, except per share information):

                                                             THREE MONTHS ENDED
                                                       ------------------------------
                                                       MARCH 31, 2005  MARCH 31, 2004
                                                       --------------  --------------
Earnings:
  Income from continuing operations (numerator for
   basic and diluted calculations)                       $  67,264       $  62,994
Shares:
  Weighted average outstanding shares (denominator
   for basic calculation)                                   62,553          62,210

  Equivalent shares from outstanding stock options           1,301             498
                                                         ---------       ---------
  Denominator for diluted calculation                       63,854          62,708
Earnings per share:
  Basic                                                  $    1.08       $    1.01
  Diluted                                                $    1.05       $    1.00

The calculation of equivalent shares from outstanding stock options does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of equivalent shares also excludes the impact of outstanding performance contingent shares as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three-month period ended March 31, 2005, approximately 0.3 million stock options and 0.3 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2004, approximately 0.1 million performance contingent shares and all outstanding warrants were excluded from the calculation.

3. COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

                                                                 THREE MONTHS ENDED
                                                           ------------------------------
                                                           MARCH 31, 2005  MARCH 31, 2004
                                                           --------------  --------------
Net income                                                   $    66,557     $    61,739
Accumulated other comprehensive income (loss), net of
  income tax:
  Unrealized gains (losses), net of reclassification
     adjustment for gains (losses) included in net income        (33,850)         57,465
  Foreign currency items                                          (8,399)         (5,489)
                                                             -----------     -----------
    Comprehensive income                                     $    24,308     $   113,715
                                                             ===========     ===========

4. SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the 2004 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Information related to total revenues and income (loss) from continuing operations before income taxes for each reportable segment are summarized below (dollars in thousands).

                                                         INCOME (LOSS) FROM CONTINUING
                                TOTAL REVENUES           OPERATIONS BEFORE INCOME TAXES
                         ----------------------------    ------------------------------
                         THREE MONTHS ENDED MARCH 31,      THREE MONTHS ENDED MARCH 31,
                         ----------------------------    ------------------------------
                             2005            2004            2005             2004
                         ------------    ------------    ------------     -------------
U.S.                     $    716,576    $    650,564    $     65,984     $     70,247
Canada                        103,384          85,475          24,209           15,920
Europe & South Africa         144,008         122,344          14,758            6,260
Asia Pacific                  124,169         108,256           4,772            6,797
Corporate and Other             8,079          12,583          (9,188)          (4,409)
                         ------------    ------------    ------------     ------------
Total                    $  1,096,216    $    979,222    $    100,535     $     94,815
                         ------------    ------------    ------------     ------------

5. COMMITMENTS AND CONTINGENT LIABILITIES

The Company is currently a party to two arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and medical business. In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of March 31, 2005, the companies involved in these actions raised claims, or established reserves that may result in claims, in the amount of $4.8 million, which is $3.9 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that may have threatened arbitration, asserted claims, or indicated that they anticipate asserting claims in the future against the Company in the amount of $30.3 million, which is $29.9 million in excess of the amounts held in reserve or retroceded by the Company as of March 31, 2005. These claims appear to relate to life, personal accident business (including London market excess of loss business), and workers' compensation carve-out business. Depending upon the audit findings or other developments in these cases, they could result in litigation or arbitrations in the future. See Note 20, "Discontinued Operations" of the 2004 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

In addition, because of the regulatory action that has accelerated payment of the deferred disability claims, during the third quarter of 2004, the Company formally notified the Administradoras de Fondos de Jubilaciones y

Pensiones ("AFJP") ceding companies that it will no longer make claim payments it believes to be artificially inflated, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of the contemplated ICSID Arbitration, or litigation or arbitrations that may occur in Argentina in the future, or provide reasonable ranges of potential losses if the Argentine government continues with its present course of action, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

6. EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows:

                                                          Three months ended March 31,
                                                ----------------------------------------------
                                                   Pension Benefits          Other Benefits
                                                ----------------------    --------------------
(in thousands)                                    2005         2004         2005        2004
-------------------------------------------     ---------    ---------    --------    --------
DETERMINATION OF NET PERIODIC BENEFIT COST:
      Service cost                              $    548     $    442     $    103    $     94
      Interest cost                                  382          316           99          91
      Expected rate of return on plan assets        (300)        (192)          --          --
      Amortization of prior service cost               9            9           --          --
      Amortization of prior actuarial loss            40           42           17          18
                                                --------     --------     --------    --------
Net periodic benefit cost                       $    679     $    617     $    219    $    203
                                                ========     ========     ========    ========

The Company paid $1.7 million in pension contributions during the first quarter of 2005 and expects this to be the only contribution for the year.

7. NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) provides more guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions should be recorded in the financial statements. The revised pronouncement will be adopted by the Company during the first quarter of 2006. The Company expects SFAS 123(r) will increase compensation expense by $1.1 million in 2006.

In March 2004, the Emerging Issues Task Force ("EITF") of the FASB reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized." The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the impact of EITF 03-1 on its consolidated financial statements. In conformity with existing generally accepted accounting principles, the Company's gross unrealized losses totaling $47.3 million at March 31, 2005 are reflected as a component of other comprehensive income on the consolidated balance sheet. Depending on the ultimate guidance issued by the FASB, including guidance regarding management's assertion about intent and ability to hold available-for-sale investment securities, the Company could be required to report these unrealized losses in a different manner, including possibly reflecting these unrealized losses in the consolidated income statement as other-than-temporary impairments, even if the unrealized losses are attributable solely to interest rate movements.

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

8. SUBSEQUENT EVENT

On January 31, 2005, MetLife announced an agreement to purchase Travelers Life & Annuity and substantially all of Citigroup's international insurance business. To help finance that transaction, MetLife indicated that it would consider select asset sales, including its holdings of RGA's common stock. On April 22, 2005, MetLife further announced that since January 31, it had entered into agreements for the sale of certain assets, and determined that it has sufficient alternate means of financing the acquisition so that it now doesn't expect to sell its interest in RGA in connection with that acquisition.

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

We derive revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. We believe that industry trends have not changed materially from those discussed in our 2004 Annual Report.

Our profitability primarily depends on the volume and amount of death claims incurred and our ability to adequately price the risks we assume. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective July 1, 2003, we increased the maximum amount of coverage that we retain per life from $4 million to $6 million. This increase does not affect business written prior to July 1, 2003. Claims in excess of this retention amount are retroceded to retrocessionaires; however, we remain fully liable to the ceding company, our customer, for the entire amount of risk we assume. The increase in our retention limit from $4 million to $6 million reduces the amount of premiums we pay to our retrocessionaires, but increases the maximum impact a single death claim can have on our results and therefore may result in additional volatility to our results from operations. We believe our sources of liquidity are sufficient to cover the potential increase in claims payments on both a short-term and long-term basis.

We measure performance based on income or loss from continuing operations before income taxes for each of our five segments. Our U.S., Canada, Asia Pacific and Europe & South Africa operations provide traditional life reinsurance to clients. Our U.S. operations also provide asset-intensive and financial reinsurance products. We also provide insurers with critical illness reinsurance in our Canada, Asia Pacific and Europe & South Africa operations. Asia Pacific operations provide a limited amount of financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, Argentine business in run-off and the provision for income taxes. Our discontinued accident and health operations are not reflected in our results from continuing operations.

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes increased $5.7 million, or 6.0%, for the first quarter of 2005 compared to the first quarter of 2004, primarily due to strong results in Canada and some of our other international businesses offsetting poor mortality experience in the U.S. Consolidated net premiums increased $87.9 million, or 10.8%, during the first quarter of 2005.

Consolidated investment income, net of related expenses, increased $23.5 million, or 17.6%, during the first quarter of 2005, primarily due to a larger invested asset base. Invested assets as of March 31, 2005 totaled $10.8 billion, a 15.8% increase over March 31, 2004. While our invested asset base has grown significantly since March 31, 2004, the average yield earned on investments excluding funds withheld decreased from 5.83% during the first quarter of 2004 to 5.75% for the first quarter of 2005. The decreasing yield is the result of the Company investing proceeds from operations and investing activities in a lower interest rate environment. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of our underlying investments. Investment income and a portion of realized gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The effective tax rate on a consolidated basis was 33.1% for the first quarter of 2005, compared to 33.6% for the prior-year period. The lower rate in the current period was due to the realization of a tax receivable against which we had initially established a valuation reserve of $1.6 million.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are described in Note 2 in the 2004 Annual Report. We believe our most critical accounting policies include the capitalization and amortization of deferred acquisition costs; the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of investment impairments; and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to our financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

Additionally, for each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that the possibility of a significant loss from insurance risk will occur only under remote circumstances, it records the contract under a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to net premiums, on the consolidated statements of income.

Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Deferred policy acquisition costs ("DAC") reflect our expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. We perform periodic tests to determine that DAC remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations.

Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. We primarily rely on our own valuation and administration systems to establish policy reserves. The policy reserves we establish may differ from those established by our ceding companies (clients) due to the use of different mortality and other assumptions. However, we rely on our clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. Our administration departments work directly with our clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, we perform periodic audits of the information provided by ceding companies. We establish reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors we discover or computer file compatibility issues, since much of the data reported to us is in electronic format and is uploaded to our computer systems.

We periodically review actual historical experience and relative anticipated experience compared to the assumptions used to establish policy reserves. Further, we establish premium deficiency reserves if actual and anticipated experience indicates that existing policy reserves together with the present value of future gross premiums are not sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established along with a charge to income, as well as a reduction to unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase to future policy benefits. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of our reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. If our assumptions, particularly on mortality, are not correct, our reserves may not be adequate to pay claims and there could be a material adverse effect on our results of operations and financial condition.

Other policy claims and benefits include claims payable for incurred but not reported losses, which are determined using case basis estimates and lag studies of past experience. These estimates are periodically reviewed and any adjustments to such estimates, if necessary, are reflected in current operations. The time lag from the date of the claim or death to the date when the ceding company reports the claim to us can vary significantly by ceding company and business segment, but generally averages around 2.5 months on a consolidated basis. We update our analysis of incurred but not reported claims, including lag studies, on a quarterly basis and adjust our claim liabilities accordingly. The adjustments in a given period are generally not significant relative to the overall policy liabilities and may result in an increase or decrease in liabilities.

We primarily invest in fixed maturity securities. We monitor our fixed maturity securities to determine potential impairments in value. In conjunction with our external investment managers, we evaluate factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, the intent and ability to hold securities, and various other subjective factors. Securities, based on management's judgments, with an other-than-temporary impairment in value are written down to management's estimate of fair value.

Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on our results of operations and financial condition.

The Company is currently a party to various litigation and arbitrations. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or even provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods. See Note 20, "Discontinued Operations" of the 2004 Annual Report for more information.

Further discussion and analysis of the results for 2005 compared to 2004 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current-year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS)

                                                                               NON-TRADITIONAL              TOTAL
                                                                              ASSET-        FINANCIAL        U.S.
                                                           TRADITIONAL      INTENSIVE      REINSURANCE    OPERATIONS
                                                           ------------    ------------    -----------    -----------
REVENUES:
  Net premiums                                             $   566,894     $     1,224     $        --    $   568,118
  Investment income, net of related expenses                    55,231          58,272              41        113,544
  Realized investment gains (losses), net                         (423)          3,504              --          3,081
  Change in value of embedded derivatives                           --          22,561              --         22,561
  Other revenues                                                   921           1,047           7,304          9,272
                                                           -----------     -----------     -----------    -----------
     Total revenues                                            622,623          86,608           7,345        716,576

BENEFITS AND EXPENSES:
  Claims and other policy benefits                             483,261          (1,684)              2        481,579
  Interest credited                                             14,007          40,251              --         54,258
  Policy acquisition costs and other insurance expenses         71,017          13,369           2,624         87,010
  Change in deferred acquisition costs associated with
     change in value of embedded derivatives                        --          15,708              --         15,708
  Other operating expenses                                       9,262           1,338           1,437         12,037
                                                           -----------     -----------     -----------    -----------
       Total benefits and expenses                             577,547          68,982           4,063        650,592

       Income before income taxes                          $    45,076     $    17,626     $     3,282    $    65,984

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (IN THOUSANDS)

                                                                               NON-TRADITIONAL              TOTAL
                                                                              ASSET-        FINANCIAL        U.S.
                                                           TRADITIONAL      INTENSIVE      REINSURANCE    OPERATIONS
                                                           -----------     -----------     -----------    -----------
REVENUES:
  Net premiums                                             $   531,211     $     1,182     $        --    $   532,393
  Investment income, net of related expenses                    54,053          45,467              43         99,563
  Realized investment gains, net                                 7,558             144              --          7,702
  Change in value of embedded derivatives                           --           1,522              --          1,522
  Other revenues                                                 1,334           1,670           6,380          9,384
                                                           -----------     -----------     -----------    -----------
     Total revenues                                            594,156          49,985           6,423        650,564

BENEFITS AND EXPENSES:
  Claims and other policy benefits                             430,891          (1,021)             --        429,870
  Interest credited                                             12,078          34,494              --         46,572
  Policy acquisition costs and other insurance expenses         75,431           7,645           2,294         85,370
  Change in deferred acquisition costs associated with
     change in value of embedded derivatives                        --           4,200              --          4,200
  Other operating expenses                                      11,724           1,159           1,422         14,305
                                                           -----------     -----------     -----------    -----------
       Total benefits and expenses                             530,124          46,477           3,716        580,317

       Income before income taxes                          $    64,032     $     3,508     $     2,707    $    70,247

Income before income taxes for the U.S. operations totaled $66.0 million in the first quarter of 2005, compared to $70.2 million for the same period in 2004. The decrease in income compared to same period prior year can be primarily attributed to unfavorable mortality experience in the first quarter of 2005. An increase in total business in-force for the Traditional sub-segment as well as the change in fair value of embedded derivatives coupled with continued asset growth in the Asset Intensive sub-segment led to the increased revenue growth seen in the first quarter of 2005 compared to first quarter 2004.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the first three months of 2005, production totaled $36.0 billion of face amount of new business, compared to $44.2 billion for the first three months of 2004. Management believes industry consolidation and the trend toward reinsuring mortality risks should continue to provide opportunities for growth.

Income before income taxes for U.S. Traditional reinsurance decreased 29.6% for the first quarter of 2005. This decrease was primarily due to unfavorable mortality experience. Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 85.2% in the first quarter of 2005 compared to 81.1% in first quarter 2004. In addition, net realized investment losses of $0.4 million were reported compared to net realized investment gains of $7.6 million for the same prior-year period.

Net premiums for U.S. Traditional reinsurance increased approximately $35.7 million during the first three months of 2005, or 6.7% over the same period in 2004. This increase in net premiums was driven by the growth of total U.S. business in force, which totaled $1.0 trillion as of March 31, 2005, a 10.1% increase over the amount in force on March 31, 2004.

Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios were 85.2% and 81.1% for the first three months of 2005 and 2004, respectively. As stated previously, mortality experience for the quarter was unfavorable and included an unusually high number of claims in excess of $1.0 million. Mortality experience is generally considered in-line with expectations when the loss ratio is close to

80%. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before taxes is affected by the spread between the investment earnings and the interest credited. Interest credited expense during the first quarter of 2005 totaled $14.0 million compared to $12.1 million during the same period in 2004.

Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 12.5% and 14.2% during the first quarter of 2005 and 2004, respectively. Overall, these ratios are expected to fluctuate due to varying allowance levels within coinsurance-type arrangements, as well as the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses, as a percentage of net premiums, were 1.6% and 2.2% during the first quarter of 2005 and 2004, respectively. Operating expenses decreased $2.5 million over same prior-year period. In the first quarter of 2004, approximately $2.0 million of one-time expenses associated with the transferring of Allianz business to RGA were incurred. The expense ratio is expected to fluctuate slightly from period to period, however, the addition of the Allianz business as well as the size and maturity of the U.S. Operations segment indicate it should remain fairly constant over the long term.

Asset-Intensive Reinsurance

The U.S. Asset-Intensive sub-segment assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld or modified coinsurance of non-mortality risks whereby the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"), the Company recorded a change in value of embedded derivatives of $22.6 million within revenues and $15.7 million of amortization of related deferred acquisition costs.

Income before income taxes increased during the first quarter of 2005 to $17.6 million compared to $3.5 million for the same period in 2004. Contributing to this growth was an increase in capital gains of $3.4 million, a $9.5 million increase for Issue B36 and continued growth in the size of the business. The increase for Issue B36 can primarily be attributed to the general decrease in credit spreads.

Total revenues, which are comprised primarily of investment income, increased $36.6 million, or 73.3%, during the first three months of 2005 compared to the same prior-year period. This increase was primarily due to continued growth in the asset base for this sub-segment coupled with the change in Issue B36. The average invested asset balance was $3.7 billion and $3.1 billion for the first quarter of 2005 and 2004, respectively. The growth in the asset base is primarily being driven by new business written on an existing annuity treaty. Invested assets outstanding as of March 31, 2005 and 2004 were $3.7 billion and $3.2 billion, of which $1.9 billion and $2.1 billion were funds withheld at interest, respectively. Of the $1.9 billion funds withheld balance, 81% of the assets are with one client.

Total expenses, which are comprised primarily of interest credited, policy benefits, and acquisition costs increased $22.5 million, or 48.4%, during the first quarter of 2005 compared to the same period in 2004. Contributing to this increase were policy acquisition costs and interest credited expense, which increased $5.7 million and $5.8 million, respectively. These increases were primarily due to the aforementioned increase in the average invested asset base. Finally, the change in amortization of deferred acquisition costs related to Issue B36 increased $11.5 million over same prior-year period. As stated above, the fair value of the derivatives is tied primarily to movements in credit spreads.

Financial Reinsurance

The U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance transactions assumed by the Company are retroceded to other insurance companies. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses. Fees are also earned on brokered business in which the Company does not participate in the assumption of the financial reinsurance. This income is reflected in other revenues.

Income before income taxes increased $0.6 million, or 21.3%, during the first quarter of 2005 compared to the same period in 2004. This increase was largely due to two new deals booked in 2004.

At March 31, 2005 and 2004, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.6 billion and $1.3 billion, respectively. The pre-tax statutory surplus includes all business assumed or brokered by the Company. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products.

FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)

                                                          2005       2004
                                                        --------   --------
REVENUES:
 Net premiums                                           $ 73,756   $ 60,148
 Investment income, net of related expenses               28,760     23,980
 Realized investment gains, net                              834      1,309
 Other revenues                                               34         38
                                                        --------   --------
   Total revenues                                        103,384     85,475

BENEFITS AND EXPENSES:
 Claims and other policy benefits                         68,646     59,366
 Interest credited                                           357        377
 Policy acquisition costs and other insurance expenses     6,713      7,083
 Other operating expenses                                  3,459      2,729
                                                        --------   --------
   Total benefits and expenses                            79,175     69,555

   Income before income taxes                           $ 24,209   $ 15,920

Income before income taxes increased by $8.3 million or 52.1% in the first quarter of 2005. The increase in 2005 was primarily the result of favorable mortality experience in the current year, offset by a decrease in realized investment gains of $0.5 million, or 3.0%. In addition, the Canadian dollar was stronger against the U.S. dollar in 2005 than in 2004, causing an increase in 2005 of $1.8 million, or 11.3%, in income before income taxes.

Net premiums increased by $13.6 million, or 22.6%, in 2005, primarily due to new business from new and existing treaties. In addition, a stronger Canadian dollar resulted in an increase in net premiums of $5.1 million or 8.5% in 2005 relative to 2004. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $4.8 million, or 19.9%, in 2005. Investment performance varies with the composition of investments. In 2005, the increase in investment income was mainly the result of a stronger

Canadian dollar, which resulted in an increase of $1.8 million, or 7.7%; an increase in the invested asset base due to operating cash flows on traditional reinsurance, which resulted in an increase of $1.2 million or 4.9%; and interest on an increasing amount of funds withheld at interest related to one treaty, which resulted in an increase of $0.6 million or 2.4%. Investment income also includes an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The amount of investment income allocated to the Canadian operations was $2.0 million and $1.4 million in 2005 and 2004, respectively.

For the first quarter of 2005, the loss ratio for this segment was 93.1% compared to 98.7% in 2004. The lower loss ratio for the current period is primarily due to better mortality experience compared to the prior year. Additionally, the current period ratio benefited from a $0.5 million reduction in the liability for the December 2004 Indian Ocean tsunami claims. Claims associated with that disaster have been lower than originally anticipated. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1998 and 1997. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than the historical ratios. The nature of level premium permanent policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income, were 67.0% during 2005 compared to 70.6% in 2004. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 9.1% in 2005 and 11.8% in 2004. Policy acquisition costs and other insurance expenses as a percentage of net premiums vary from period to period primarily due to the mix of the business in the segment.

Other operating expenses increased $0.7 million or 26.8% in 2005. The increase in 2005 is primarily attributable to the strengthening of the Canadian dollar.

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

FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)

                                                          2005       2004
                                                        ---------  ---------
REVENUES:
 Net premiums                                           $ 141,358  $ 117,203
 Investment income, net of related expenses                 2,555      1,544
 Realized investment gains, net                                43      3,159
 Other revenues                                                52        438
                                                        ---------  ---------
   Total revenues                                         144,008    122,344

BENEFITS AND EXPENSES:
 Claims and other policy benefits                          96,332     81,997
 Interest credited                                            363         --
 Policy acquisition costs and other insurance expenses     26,396     29,031
 Other operating expenses                                   5,660      4,682
 Interest expense                                             499        374
                                                        ---------  ---------
   Total benefits and expenses                            129,250    116,084

   Income before income taxes                           $  14,758  $   6,260

Europe & South Africa net premiums increased $24.2 million, or 20.6%, during the current quarter compared to the same period last year. This increase was primarily the result of new business from both existing treaties and new treaties, combined with the translation effects of a generally weaker U.S. dollar. Several foreign currencies, particularly the British pound, the euro, and the South African rand strengthened against the U.S. dollar in the current quarter. The effect of the stronger local currencies was an increase in 2005 net premiums of $5.3 million. Also, a portion of the growth of net premiums was due to reinsurance of accelerated critical illness, primarily in the U.K. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Net premiums earned from this coverage totaled $50.9 million this quarter compared to $45.6 million during the first quarter of 2004. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Investment income increased $1.0 million this quarter compared to the same period in 2004. This increase was primarily due to growth in the invested assets in the U.K. and South Africa of $24.1 million and $20.7 million, respectively. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios were 68.1% and 70.0% for the first three months of 2005 and 2004, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 18.7% and 24.8% for the current and prior-year quarter, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first year premiums, represent a greater percentage of the total net premiums. Accordingly, the change in the mixture of business during the current quarter caused the loss ratio to slightly increase and caused the policy acquisition costs and other insurance expenses as a percentage of net premiums to slightly decrease.

Other operating expenses increased 20.9% during this quarter compared to the same period in 2004. This increase was due to higher costs associated with maintaining and supporting the significant increase in business. As a percentage of net premiums, other operating expenses were 4.0% during the first three months of 2005 and 2004. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. The Company operates multiple offices throughout each region in an effort to best meet the needs of the local client companies.

FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)

                                                          2005        2004
                                                        --------    ---------
REVENUES:
 Net premiums                                           $118,207    $ 103,539
 Investment income, net of related expenses                6,228        3,735
 Realized investment gains (losses), net                     (79)         347
 Other revenues                                             (187)         635
                                                        --------    ---------
   Total revenues                                        124,169      108,256

BENEFITS AND EXPENSES:
 Claims and other policy benefits                         90,660       74,845
 Policy acquisition costs and other insurance expenses    23,655       21,530
 Other operating expenses                                  4,674        4,742
 Interest expense                                            408          342
                                                        --------    ---------
   Total benefits and expenses                           119,397      101,459

   Income before income taxes                           $  4,772    $   6,797

Income before income taxes decreased 29.8% during the first quarter of 2005 compared to the same period in 2004. The decrease was primarily the result of poor mortality experience in the Japan market. Income before income taxes for Japan reflected a $5.4 million loss for the first quarter of 2005 compared to a $1.0 million gain for the same period in 2004. This loss in Japan was partially offset by an increase of approximately $2.5 million in net investment income in the first quarter of 2005 compared to the same period in 2004, and modest changes in the underwriting results of other Asia Pacific offices.

Net premiums grew $14.7 million, or 14.2%, during the current quarter, primarily as a result of continued increases in the volume of business in Australia, Japan, and Korea. The reinsurance of accelerated critical illness business, primarily in Australia and Korea, contributed to the growth. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Net premiums earned from this coverage totaled $17.1 million and $8.4 million in the first three months of 2005 and 2004, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Several foreign currencies, particularly the Korean won and the Australian dollar, continued to strengthen against the U.S. dollar in the current quarter. The overall effect of the strengthening of local Asia Pacific segment currencies was an increase in first quarter 2005 net premiums of $2.8 million over the comparable prior-year period.

Net investment income increased $2.5 million in the current quarter compared to the prior-year quarter. This increase was primarily due to growth in the invested assets in Australia and favorable exchange rates, along with an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenue includes the profit and fees associated with financial reinsurance deals in Japan and Taiwan. The first quarter of 2005 includes the effects of the recapture of a significant client treaty in Hong Kong.

Loss ratios were 76.7% and 72.3% for the first quarter of 2005 and 2004, respectively. The current quarter loss ratio was higher primarily due to poor mortality experience in Japan. The poor mortality in Japan was partially offset by approximately $0.8 million due to a reduction in the liability for the December 2004 Indian Ocean tsunami, as claim levels from that disaster have been lower than originally anticipated. This percentage will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums during the first quarter of 2005 was 20.0%, consistent with the 20.8% ratio for the same period in 2004. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures. The percentage also fluctuates periodically due to timing of client company reporting and variations in the mixture of business being reinsured.

Other operating expenses decreased to 4.0% of net premiums in the current quarter, from 4.6% in the comparable prior-year period. This decrease related to lower consulting expenses in the current period. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time. The timing of the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to be somewhat volatile over periods of time.

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

FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)

                                                          2005     2004
                                                        --------  -------
REVENUES:
 Net premiums                                           $    381  $   591
 Investment income, net of related expenses                5,966    4,738
 Realized investment gains, net                              100    5,899
 Other revenues                                            1,632    1,355
                                                        --------  -------
   Total revenues                                          8,079   12,583

BENEFITS AND EXPENSES:
 Claims and other policy benefits                            836      976
 Interest credited                                            75       69
 Policy acquisition costs and other insurance expenses       202       54
 Other operating expenses                                  7,176    7,071
 Interest expense                                          8,978    8,822
                                                        --------  -------
   Total benefits and expenses                            17,267   16,992

   Loss before income taxes                             $ (9,188) $(4,409)

Loss before income taxes increased $4.8 million to $9.2 million during the first quarter of 2005 from $4.4 million during the same period in 2004. This increase was primarily due to a $5.8 million decrease in unallocated realized investment gains, offset in part by a $1.2 million increase in unallocated investment income.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $0.7 million for the first quarter of 2005 compared to a loss, net of taxes, of $0.9 million for the first quarter of 2004. As of March 31, 2005, amounts in dispute or subject to audit exceed the Company's reserves by approximately $30.0 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

LIQUIDITY AND CAPITAL RESOURCES

The Holding Company

RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid by RGA to its shareholders, interest payments on its indebtedness, and repurchases of RGA common stock under a plan approved by the board of directors. The Company has no plans to purchase additional shares at this time. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.

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

Cash Flows

The Company's net cash flows provided by operating activities for the three months ended March 31, 2005 and 2004 were $209.5 million and $247.1 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $37.6 million net decrease in operating cash flows during the first quarter of 2005 compared to the same period in 2004 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $98.6 million and $20.6 million, respectively, and was offset by higher operating cash outlays of $156.8 million during the current quarter. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short and long-term obligations.

Net cash used in investing activities was $210.8 million and $113.6 million in the current quarter and the comparable prior-year quarter, respectively. The increase in cash used in investing activities and, in particular, the purchases of fixed maturity securities, primarily related to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash used in financing activities was $14.2 million in the first quarter of 2005 and net cash provided by financing activities was $37.0 million in the first quarter of 2004. This change was largely due to net withdrawals from universal life and other investment type policies and contracts of $12.9 million during the current quarter compared to excess deposits or $32.9 million in 2004.

Debt and Preferred Securities

As of March 31, 2005, the Company had $405.2 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company's U.S. credit facility expires in May 2006 and has a total capacity of $175.0 million. The Company generally may not pay dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of March 31, 2005, the Company had $50.0 million outstanding under this facility at a blended interest rate of 3.5%. The average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.3%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%. The Company's U.K. credit facility had an outstanding balance of $28.4 million as of March 31, 2005. This facility expires in May 2005 and the Company is currently in the process of renewing the facility. The Company can give no assurances that it will be successful in negotiating the renewal, and if successful, that the terms, including cost, will be comparable to the current terms.

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

The Company's liquidity position (cash and cash equivalents and short-term investments) was $161.9 million and $184.1 million at March 31, 2005 and December 31, 2004, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to help manage its short-term liquidity requirements. These transactions are reported as collateralized financings and the repurchase obligation is a component of other liabilities. There were no agreements outstanding at December 31, 2004, and at March 31, 2005, there were $23.7 million in repurchase agreements outstanding.

Future Liquidity and Capital Needs

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

INVESTMENTS

The Company had total cash and invested assets of $11.0 billion and $9.6 billion at March 31, 2005 and 2004, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. The RGA

Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.75% during the first quarter of 2005, compared with 5.83% for the first quarter of 2004. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the 2004 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage and asset-backed securities. As of March 31, 2005, approximately 97.9% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential, and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 59.8% and 60.4% of fixed maturity securities as of March 31, 2005 and 2004, respectively. These corporate securities had an average Standard and Poor's ("S&P") rating of "A" at March 31, 2005.

Within the fixed maturity security portfolio, the Company holds approximately $122.7 million in asset-backed securities at March 31, 2005, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company did not record any other-than-temporary write-downs on fixed maturity securities during the three months ending March 31, 2005. The Company recorded other-than-temporary write-downs of $0.1 million for the three months ending March 31, 2004. During the three months ended March 31, 2005, the Company sold fixed maturity securities with a fair value of $162.7 million at a net loss of $3.4 million.

The following table presents the total gross unrealized losses for 638 fixed maturity securities and equity securities as of March 31, 2005, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                           At March 31, 2005
                                        -----------------------
                                          Gross
                                        Unrealized
                                         Losses      % of Total
                                        ----------   ----------
Less than 20%                            $47,302        100%
20% or more for less than six months           -          -%
20% or more for six months or greater          -          -%
                                         -------        ---
     Total                               $47,302        100%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables presents the estimated fair values and gross unrealized losses for the 638 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                  AS OF MARCH 31, 2005
                                       --------------------------------------------------------------------------
                                                                EQUAL TO OR GREATER
                                         LESS THAN 12 MONTHS       THAN 12 MONTHS                 TOTAL
                                       ----------------------  ----------------------  --------------------------
                                                     Gross                   Gross                       Gross
                                       Estimated   Unrealized  Estimated   Unrealized  Estimated Fair  Unrealized
                                       Fair Value     Loss     Fair Value     Loss          Value         Loss
         (in thousands)                ----------  ----------  ----------  ----------  --------------  ----------
INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL            $  696,838  $   13,957  $   35,046  $    1,582  $      731,884  $   15,539

  PUBLIC UTILITIES                        170,934       3,229       3,075         205         174,009       3,434

  ASSET-BACKED SECURITIES                  32,919         500       4,500          32          37,419         532

  CANADIAN AND CANADIAN PROVINCIAL
    GOVERNMENTS                            22,617          90           -           -          22,617          90

  MORTGAGE-BACKED SECURITIES              859,352      12,386           -           -         859,352      12,386

  FINANCE                                 382,422       9,432      12,050         478         394,472       9,910

  U.S. GOVERNMENT AND AGENCIES             25,171         516           -           -          25,171         516

  FOREIGN GOVERNMENTS                     118,129         949           -           -         118,129         949
                                       ----------  ----------  ----------  ----------  --------------  ----------
    INVESTMENT GRADE SECURITIES         2,308,382      41,059      54,671       2,297       2,363,053      43,356
                                       ----------  ----------  ----------  ----------  --------------  ----------

NON-INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL                25,776       1,189           -           -          25,776       1,189

  PUBLIC UTILITIES                          5,101          37           -           -           5,101          37

  FINANCE                                   1,149          35           -           -           1,149          35
                                       ----------  ----------  ----------  ----------  --------------  ----------
    NON-INVESTMENT GRADE SECURITIES        32,026       1,261           -           -          32,026       1,261
                                       ----------  ----------  ----------  ----------  --------------  ----------
      TOTAL FIXED MATURITY SECURITIES  $2,340,408  $   42,320  $   54,671  $    2,297  $    2,395,079  $   44,617
                                       ==========  ==========  ==========  ==========  ==============  ==========
      EQUITY SECURITIES                $   83,868  $    2,683  $        -  $        -  $       83,868  $    2,683
                                       ==========  ==========  ==========  ==========  ==============  ==========


The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of March 31, 2005. The unrealized losses did not exceed 19.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, each security whose price has been below market for twelve months or longer is investment grade.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of March 31, 2005.

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

Funds withheld at interest comprised approximately 26.3% and 25.0% of the Company's cash and invested assets as of March 31, 2005 and December 31, 2004, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

Other invested assets represented approximately 2.0% of the Company's cash and invested assets as of March 31, 2005 and December 31, 2004. Other invested assets include derivative contracts, common stock, preferred stocks and limited partnership interests. During the first quarter of 2005, the Company recorded an other-than-temporary writedown of $1.3 million on its investments in limited partnerships based on losses in the underlying holdings.

CONTRACTUAL OBLIGATIONS

The following table displays the Company's contractual obligations that have materially changed since December 31, 2004 (in millions):

                                                     Payment Due by Period
                                    -----------------------------------------------------------------
                                              Less than
                                             -----------
Contractual Obligations:             Total     1 Year    1 - 3 Years    4 - 5 Years     After 5 Years
------------------------            ------   ----------- -----------    -----------     -------------
Life claims payable(1)              $735.3     $735.3       $   -          $   -            $  -
Limited partnerships                  40.6          -         8.4           30.0             2.2
Structured investment contracts       26.6        4.8         6.7           15.1               -
Mortgage purchase commitments         15.5       15.5           -              -               -
                                    ------     ------       -----          -----            ----
Total                               $818.0     $755.6       $15.1          $45.1            $2.2
                                    ======     ======       =====          =====            ====

(1) Included in the other policy claims and benefits line item in the condensed consolidated balance sheet.

The Company's insurance liabilities, including future policy benefits and interest sensitive contract liabilities, represent future obligations, where the timing of payment is unknown because the payment depends on an insurable event, such as the death of an insured, or policyholder behavior, such as the surrender or lapse of a policy. These future obligations are established based primarily on actuarial principles and are reflected on the Company's consolidated balance sheet, but have been excluded from the table above due to the uncertain timing of payment.

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

Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance Company ("RGA Reinsurance"), RGA Reinsurance Company (Barbados) Ltd., or RGA Americas Reinsurance Company, Ltd. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

The Company maintains two catastrophe insurance programs that renew on August 13th of each year. The current programs began August 13, 2004. The primary program covers all of RGA's business worldwide and provides protection for losses incurred during any event involving 10 or more insured deaths. Under this program, RGA retains the first $50 million in claims, the catastrophe program covers the next $30 million in claims, and RGA retains all claims in excess of $80 million. This program covers terrorism related losses including those due to nuclear, chemical or biological events. Under the second program, which covers events involving 5 or more insured deaths, RGA retains the first $25 million in claims, the catastrophe program covers the next $25 million in claims, and RGA retains all claims in excess of $50 million. It covers only losses under U.S. guaranteed issue (corporate owned life insurance, bank owned life insurance, etc.) reinsurances and includes losses due to acts of terrorism, but excludes terrorism losses due to nuclear, chemical and/or biological events. Both programs are insured by several insurance companies and Lloyds Syndicates with no single entity providing more than $13 million of coverage.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2005 from that disclosed in the 2004 Annual Report.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) provides more guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions should be recorded in the financial statements. The revised pronouncement will be adopted by the Company during the first quarter of 2006. The Company expects SFAS 123(r) will increase compensation expense by $1.1 million in 2006.

In March 2004, the Emerging Issues Task Force ("EITF") of FASB reached further consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. An EITF 03-1 consensus reached in November 2003 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized." The Company has complied with the disclosure requirements of EITF 03-1 which were effective December 31, 2003. The accounting guidance of EITF 03-1 relating to the recognition of investment impairment which was to be effective in the third quarter of 2004 has been delayed pending the development of additional guidance. The Company is actively monitoring the deliberations relating to this issue at the FASB and currently is unable to determine the impact of EITF 03-1 on its consolidated financial statements. In conformity with existing generally accepted accounting principles, the Company's gross unrealized losses totaling $47.3 million at March 31, 2005 are reflected as a component of other comprehensive income on the consolidated balance sheet. Depending on the ultimate guidance issued by the FASB, including guidance regarding management's assertion about intent and ability to hold available-for-sale investment securities, the Company could be required to report these unrealized losses in a different manner, including possibly reflecting these unrealized losses in the consolidated income statement as other-than-temporary impairments, even if the unrealized losses are attributable solely to interest rate movements.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) general economic conditions affecting the demand for insurance and reinsurance in our current and planned markets, (4) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (5) risks inherent in our risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (6) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (7) adverse litigation or arbitration results, (8) the adequacy of reserves relating to settlements, awards and terminated and discontinued lines of business, (9) the stability of governments and economies in the markets in which we operate, (10) competitive factors and competitors' responses to our initiatives, (11) the success of our clients, (12) successful execution of our entry into new markets, (13) successful development and introduction of new products,

(14) our ability to successfully integrate and operate reinsurance business that we acquire, including without limitation, the traditional life reinsurance business of Allianz Life, (15) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (16) our dependence on third parties, including those insurance companies and reinsurers to which we cede some reinsurance, third-party investment managers and others, (17) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, and (18) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission ("SEC").

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to two arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and medical business. In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of March 31, 2005, the companies involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $4.8 million, which is $3.9 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that may have threatened arbitration, asserted claims, or indicated that they anticipate asserting claims in the future against the Company in the amount of $30.3 million, which is $29.9 million in excess of the amounts held in reserve or retroceded by the Company as of March 31, 2005. These claims appear to relate to life, personal accident business (including London market excess of loss business), and workers' compensation carve-out business. Depending upon the audit findings or other developments in these cases, they could result in litigation or arbitrations in the future. See Note 20, "Discontinued Operations," in the Company's 2004 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

In addition, as discussed in the Company's 2004 Annual Report, AFJP claims payments are linked to AFJP fund unit values, which are artificially inflated because of the regulatory intervention of the Argentine government. In view of this fact, coupled with the acceleration of permanent disability payments, during the third quarter of 2004, the Company formally notified the AFJP ceding companies that it will no longer make artificially inflated claim payments, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. While it is not feasible to predict or determine the ultimate outcome of any such future litigations or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of March 31, 2005, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 6

EXHIBITS

See index to exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Reinsurance Group of America, Incorporated

                              By: /s/ A. Greig Woodring             May 6, 2005
                                  ----------------------------------------------
                                  A. Greig Woodring
                              President & Chief Executive Officer
                              (Principal Executive Officer)

                              By: /s/ Jack B. Lay                   May 6, 2005
                                  ----------------------------------------------
                                  Jack B. Lay
                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                                  Description
-------                                 -----------
3.1         Restated Articles of Incorporation, incorporated by reference to
            Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

10.1* Summary of the salaries for the named executive officers of the Company, incorporated by reference to Exhibit 10.1 to Form 8-K dated
            March 2, 2005 (File No. 1-11848), filed March 8, 2005.

10.2* Summary of the award levels and performance goals under the Management Incentive Plan for the named executive officers of the Company, incorporated by reference to Exhibit 10.2 to Form 8-K dated
            March 2, 2005 (File No. 1-11848), filed March 8, 2005.

10.3        Amendment No. 2 dated as of February 25, 2005 to First Amended and
            Restated Credit Agreement dated as of May 23, 2003 between RGA, as borrower, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent, Bank of
            America, N.A. and Fleet National Bank, as Co-Syndication Agents, and
            Key Bank National Association, as Documentation Agent, incorporated by reference to Exhibit 10.23 to Annual Report on Form 10-K, filed
            March 3, 2005.

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

* Denotes management contract or compensatory plan arrangements.