Form 10-Q
period 2005-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2005-08-04
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 2005: 62,638,633 SHARES

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                          PAGE
----                                                                          ----
                         PART I - FINANCIAL INFORMATION

1        Financial Statements

         Condensed Consolidated Balance Sheets (Unaudited)
         June 30, 2005 and December 31, 2004                                    3

         Condensed Consolidated Statements of Income (Unaudited)
         Three and six months ended June 30, 2005 and 2004                      4

         Condensed Consolidated Statements of Cash Flows (Unaudited)
         Six months ended June 30, 2005 and 2004                                5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited)                                                 6

2        Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          12

3        Quantitative and Qualitative Disclosures About Market Risk             31

4        Controls and Procedures                                                31

                           PART II - OTHER INFORMATION

1        Legal Proceedings                                                      31

2        Unregistered Sales of Equity Securities and Use of Proceeds            32

4        Submission of Matters to a Vote of Security Holders                    32

6        Exhibits                                                               32

         Signatures                                                             33

         Index to Exhibits                                                      34

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                     June 30,     December 31,
                                                                                       2005           2004
                                                                                   ------------   ------------
                                                                                     (Dollars in thousands)
       ASSETS
Fixed maturity securities:                                                         $  6,319,564   $  6,023,696
    Available-for-sale at fair value (amortized cost of $5,726,188 and
       $5,634,757 at June 30, 2005 and December 31, 2004, respectively)
Mortgage loans on real estate                                                           627,880        609,292
Policy loans                                                                            953,316        957,564
Funds withheld at interest                                                            3,020,301      2,734,655
Short-term investments                                                                   33,429         31,964
Other invested assets                                                                   227,608        207,054
                                                                                   ------------   ------------
       Total investments                                                             11,182,098     10,564,225
Cash and cash equivalents                                                               159,111        152,095
Accrued investment income                                                                80,416         58,076
Premiums receivable                                                                     439,469        376,298
Reinsurance ceded receivables                                                           474,799        434,264
Deferred policy acquisition costs                                                     2,344,920      2,225,974
Other reinsurance balances                                                              156,829        159,440
Other assets                                                                            191,928         77,757
                                                                                   ------------   ------------
       Total assets                                                                $ 15,029,570   $ 14,048,129
                                                                                   ============   ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                             $  4,343,918   $  4,097,722
Interest sensitive contract liabilities                                               5,111,861      4,900,600
Other policy claims and benefits                                                      1,513,983      1,316,225
Other reinsurance balances                                                              185,986        247,164
Deferred income taxes                                                                   715,473        561,985
Other liabilities                                                                       115,858         81,209
Short-term debt                                                                         176,570         56,078
Long-term debt                                                                          226,772        349,704
Company-obligated mandatorily redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures of the Company                  158,483        158,417
                                                                                   ------------   ------------
       Total liabilities                                                             12,548,904     11,769,104

Commitments and contingent liabilities                                                        -              -

Stockholders' Equity:
    Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
       shares issued or outstanding)                                                          -              -
    Common stock (par value $.01 per share; 140,000,000 shares authorized;
        63,128,273 shares issued at June 30, 2005 and December 31, 2004)                    631            631
    Warrants                                                                             66,915         66,915
    Additional paid-in-capital                                                        1,048,828      1,046,515
    Retained earnings                                                                   923,684        846,572
    Accumulated other comprehensive income:
       Accumulated currency translation adjustment, net of income taxes                  65,393         93,691
       Unrealized appreciation of securities, net of income taxes                       389,430        244,675
                                                                                   ------------   ------------
         Total stockholders' equity before treasury stock                             2,494,881      2,298,999
    Less treasury shares held of 489,640 and 683,245 at cost at
       June 30, 2005 and December 31, 2004, respectively                                (14,215)       (19,974)
                                                                                   ------------   ------------
       Total stockholders' equity                                                     2,480,666      2,279,025
                                                                                   ------------   ------------
       Total liabilities and stockholders' equity                                  $ 15,029,570   $ 14,048,129
                                                                                   ============   ============

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                  Three months ended June 30,    Six months ended June 30,
                                                                -----------------------------  ----------------------------
                                                                     2005           2004           2005           2004
                                                                --------------  -------------  -------------  -------------
REVENUES:                                                              (Dollars in thousands, except per share data)

        Net premiums                                            $      931,354  $     797,308  $   1,833,174  $   1,611,182
        Investment income, net of related expenses                     146,284        134,185        303,337        267,745
        Investment related gains, net                                   12,950         12,691         16,929         31,107
        Change in value of embedded derivatives                        (19,917)        17,472          2,644         18,994
        Other revenues                                                  20,661         14,759         31,464         26,609
                                                                --------------  -------------  -------------  -------------
               Total revenues                                        1,091,332        976,415      2,187,548      1,955,637

BENEFITS AND EXPENSES:
        Claims and other policy benefits                               827,930        634,802      1,565,983      1,281,856
        Interest credited                                               38,615         44,332         93,668         91,350
        Policy acquisition costs and other insurance expenses          157,855        134,157        301,831        277,225
        Change in deferred acquisition costs associated with
          change in value of embedded derivatives                      (13,604)        13,293          2,104         17,493
        Other operating expenses                                        38,032         34,896         71,038         68,425
        Interest expense                                                 9,895          9,542         19,780         19,080
                                                                --------------  -------------  -------------  -------------
               Total benefits and expenses                           1,058,723        871,022      2,054,404      1,755,429
               Income from continuing operations before
                  income taxes                                          32,609        105,393        133,144        200,208
        Provision for income taxes                                       7,449         37,003         40,720         68,824
                                                                --------------  -------------  -------------  -------------
               Income from continuing operations                        25,160         68,390         92,424        131,384
        Discontinued operations:

               Loss from discontinued accident and health
                  operations, net of income taxes                       (3,343)        (3,053)        (4,050)        (3,947)
                                                                --------------  -------------  -------------  -------------
               Income before cumulative effect of change in
                  accounting principle                                  21,817         65,337         88,374        127,437
        Cumulative effect of change in accounting principle,
           net of income taxes                                               -              -              -           (361)
                                                                --------------  -------------  -------------  -------------
               Net income                                       $       21,817  $      65,337  $      88,374  $     127,076
                                                                ==============  =============  =============  =============

BASIC EARNINGS PER SHARE:
        Income from continuing operations                       $         0.40  $        1.10  $        1.48  $        2.11
        Discontinued operations                                          (0.05)         (0.05)         (0.07)         (0.06)
        Cumulative effect of change in accounting principle                  -              -              -          (0.01)
                                                                --------------  -------------  -------------  -------------
        Net income                                              $         0.35  $        1.05  $        1.41  $        2.04
                                                                ==============  =============  =============  =============

DILUTED EARNINGS PER SHARE:
        Income from continuing operations                       $         0.39  $        1.09  $        1.45  $        2.09
        Discontinued operations                                          (0.05)         (0.05)         (0.06)         (0.06)
        Cumulative effect of change in accounting principle                  -              -              -              -
                                                                --------------  -------------  -------------  -------------
        Net income                                              $         0.34  $        1.04  $        1.39  $        2.03
                                                                ==============  =============  =============  =============

DIVIDENDS DECLARED PER SHARE                                    $         0.09  $        0.06  $        0.18  $        0.12
                                                                ==============  =============  =============  =============

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Six months ended
                                                                                   June 30,
                                                                            ------------------------
                                                                              2005           2004
                                                                            ----------    ----------
                                                                             (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $   88,374    $  127,076
    Adjustments to reconcile net income to net cash provided by operating activities:
        Change in:
           Accrued investment income                                           (22,584)      (24,484)
           Premiums receivable                                                 (72,993)       90,216
           Deferred policy acquisition costs                                  (156,899)     (190,057)
           Reinsurance ceded balances                                          (40,535)       81,060
           Future policy benefits, other policy claims and benefits, and
             other reinsurance balances                                        447,292       297,197
           Deferred income taxes                                                95,349        55,396
           Other assets and other liabilities, net                             (97,525)      (27,892)
        Amortization of net investment discounts and other                     (16,275)      (17,153)
        Investment related gains, net                                          (16,929)      (31,107)
        Other, net                                                               1,919       (11,448)
                                                                            ----------    ----------
Net cash provided by operating activities                                      209,194       348,804

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sales of fixed maturity securities - available for sale                    816,369       668,201
    Maturities of fixed maturity securities - available for sale                72,295        10,749
    Purchases of fixed maturity securities - available for sale               (961,349)     (916,031)
    Sales of mortgage loans                                                          -        13,927
    Cash invested in mortgage loans on real estate                             (28,496)      (86,072)
    Cash invested in policy loans                                               (8,294)       (2,381)
    Cash invested in funds withheld at interest                                (35,831)      (24,549)
    Principal payments on mortgage loans on real estate                          9,719        12,041
    Principal payments on policy loans                                          12,541         4,140
    Change in short-term investments and other invested assets                 (23,042)      (43,155)
                                                                            ----------    ----------
Net cash used in investing activities                                         (146,088)     (363,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends to stockholders                                                  (11,262)       (7,468)
    Net borrowings under credit agreements                                           -         4,600
    Exercise of stock options                                                    4,913         6,181
    Excess deposits (payments) on universal life and other
         investment type policies and contracts                                (47,402)       54,263
                                                                            ----------    ----------
Net cash provided by (used in) financing activities                            (53,751)       57,576
Effect of exchange rate changes                                                 (2,339)         (520)
                                                                            ----------    ----------
Change in cash and cash equivalents                                              7,016        42,730
Cash and cash equivalents, beginning of period                                 152,095        84,586
                                                                            ----------    ----------
Cash and cash equivalents, end of period                                    $  159,111    $  127,316
                                                                            ==========    ==========

Supplementary information:
    Cash paid for interest                                                  $   19,256    $   18,915
    Cash paid for income taxes                                              $   77,805    $   24,686

See accompanying notes to condensed consolidated financial statements
(unaudited).

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K ("2004 Annual Report") filed with the Securities and Exchange Commission on March 3, 2005.

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

(in thousands, except per share information)    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                      JUNE 30,             JUNE 30,
                                                  2005       2004       2005        2004
                                               ---------  ---------  ---------  ----------
Net income as reported                         $  21,817  $  65,337  $  88,374  $  127,076

  Add compensation expense included in net
    income, net of income taxes                    1,121        653      2,242       1,188
  Deduct total fair value of compensation
    expense for all awards, net of income taxes   (1,475)    (1,115)    (2,950)     (2,271)
                                               ---------  ---------  ---------  ----------
      Pro forma net income                        21,463  $  64,875  $  87,666  $  125,993
Net income per share:
  As reported - basic                          $    0.35  $    1.05  $    1.41  $     2.04
  Pro forma - basic                            $    0.34  $    1.04  $    1.40  $     2.02
  As reported - diluted                        $    0.34  $    1.04  $    1.39  $     2.03
  Pro forma - diluted                          $    0.34  $    1.03  $    1.37  $     2.01
                                               =========  =========  =========  ==========

2.    EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (dollars in thousands, except per share information):

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                     2005         2004         2005         2004
                                                  ----------   ----------   ----------   ----------
Earnings:
  Income from continuing operations (numerator
   for basic and diluted calculations)            $   25,160   $   68,390   $   92,424   $  131,384
Shares:
  Weighted average outstanding shares
   (denominator for basic calculation)                62,628       62,275       62,591       62,243
  Equivalent shares from outstanding stock
   options                                             1,136          480        1,215          480
                                                  ----------   ----------   ----------   ----------
  Denominator for diluted calculation                 63,764       62,755       63,806       62,723
Earnings per share:
  Basic                                           $     0.40   $     1.10   $     1.48   $     2.11
  Diluted                                         $     0.39   $     1.09   $     1.45   $     2.09
                                                  ==========   ==========   ==========   ==========

The calculation of equivalent shares from outstanding stock options does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of equivalent shares also excludes the impact of outstanding performance contingent shares as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and six month periods ended June 30, 2005, approximately
0.3 million stock options and 0.3 million performance contingent shares were excluded from the calculation. For the three and six months ended June 30, 2004, approximately 0.1 million performance contingent shares and all outstanding warrants were excluded from the calculation.

3.    COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                            JUNE 30, 2005  JUNE 30, 2004  JUNE 30, 2005  JUNE 30, 2004
                                            -------------  -------------  -------------  -------------
Net income                                   $   21,817     $   65,337     $   88,374     $  127,076
Accumulated other comprehensive
 income (expense), net of income tax:
  Unrealized gains (losses), net of
    reclassification adjustment for
    gains (losses) included in net income       178,605       (152,965)       144,755        (95,500)
  Foreign currency items                        (19,899)       (17,287)       (28,298)       (22,776)
                                             ----------     ----------     ----------     ----------
    Comprehensive income (loss)              $  180,523     $ (104,915)    $  204,831     $    8,800
                                             ==========     ==========     ==========     ==========

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

                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30, 2005    JUNE 30, 2004    JUNE 30, 2005    JUNE 30, 2004
                                            -------------    -------------    -------------    -------------
TOTAL REVENUES
 U.S                                        $     669,379    $     662,969    $   1,385,955    $   1,313,533
 Canada                                           108,067           92,167          211,451          177,642
 Europe & South Africa                            135,287          121,337          279,295          243,681
 Asia Pacific                                     154,597           90,008          278,766          198,264
 Corporate & Other                                 24,002            9,934           32,081           22,517
                                            -------------    -------------    -------------    -------------
     Total                                  $   1,091,332    $     976,415    $   2,187,548    $   1,955,637
                                            =============    =============    =============    =============


INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES
 U.S                                       $       30,556    $      75,810    $      96,540    $     146,057
 Canada                                            20,279           21,211           44,488           37,131
 Europe & South Africa                             (6,641)          11,829            8,117           18,089
 Asia Pacific                                      13,831            4,694           18,603           11,491
 Corporate & Other                                (25,416)          (8,151)         (34,604)         (12,560)
                                            -------------    -------------    -------------    -------------
     Total                                  $      32,609    $     105,393    $     133,144    $     200,208
                                            =============    =============    =============    =============

5.    COMMITMENTS AND CONTINGENT LIABILITIES

The Company has commitments to fund investments in limited partnerships in the amount of $38.2 million at June 30, 2005. The Company anticipates that the majority of these amounts will be invested over the next five years. Investments in limited partnerships are carried at cost and included in Other invested assets in the condensed consolidated balance sheets.

The Company is currently a party to two arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers' compensation carve-out business. In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of June 30, 2005, the parties involved in these actions raised claims, or established reserves that may result in claims, in the amount of $20.1 million, which is $19.4 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that may have threatened arbitration, asserted claims, or indicated that they anticipate asserting claims in the future against the Company in the amount of $22.5 million, which is $19.2 million in excess of the amounts held in reserve or retroceded by the Company as of June 30, 2005. These claims appear to relate to life, personal accident business (including London market excess of loss business), and workers' compensation carve-out business. Depending upon the audit findings or other developments in these cases, they could result in litigation or arbitrations in the future. See Note 20, "Discontinued Operations" of the 2004 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company has reinsured privately-owned pension funds that were formed as a result of reform and privatization of Argentina's social security system. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina during 2001 because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced. It is the Company's position that certain actions of the Argentine government, which have artificially inflated claim payments and which may affect future results from this business for the Company, constitute violations of the Treaty on Encouragement and Reciprocal Protection of Investments between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). The Company has filed a request for arbitration of its dispute relating to these violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank (the "ICSID Arbitration"). The request for arbitration was officially registered in November of 2004.

In addition, because of the regulatory action that has accelerated payment of the deferred disability claims, during the third quarter of 2004, the Company formally notified the Administradoras de Fondos de Jubilaciones y Pensiones ("AFJP") ceding companies that it will no longer make claim payments it believes to be artificially inflated, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. In the second quarter of 2005, the Company increased the amount of liabilities associated with the AFJP business by $24.0 million, so that the overall amount of the liabilities reflects the Company's current estimate of the value of its obligations. The Company commuted a treaty with one of its larger clients during the second quarter of 2005 and is in discussions with the remaining clients regarding settlement of all obligations under the remaining treaties. While it is not feasible to predict or determine the ultimate outcome of the contemplated ICSID Arbitration, or litigation or arbitrations that may occur in Argentina in the future, or provide reasonable ranges of potential losses if the Argentine government continues with its present course of action, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

6.    EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows (dollars in thousands):

                                                FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                    ENDED JUNE 30,                ENDED JUNE 30,
                                                 2005           2004           2005           2004
                                              ----------     ----------     ----------     ----------
NET PERIODIC PENSION BENEFIT COST:
      Service cost                            $      475     $      442     $    1,023     $      884
      Interest cost                                  412            315            794            631
      Expected return on plan assets                (278)          (194)          (578)          (386)
      Amortization of prior service cost               6              9             15             18
      Amortization of prior actuarial loss           137             43            177             85
                                              ----------     ----------     ----------     ----------
Net periodic pension benefit cost             $      752     $      615     $    1,431     $    1,232
                                              ==========     ==========     ==========     ==========

NET PERIODIC OTHER BENEFITS COST:
      Service cost                            $      102     $       94     $      205     $      188
      Interest cost                                   99             91            198            182
      Expected return on plan assets                  --             --             --             --
      Amortization of prior service cost              --             --             --             --
      Amortization of prior actuarial loss            18             18             35             36
                                              ----------     ----------     ----------     ----------
Net periodic other benefits cost              $      219     $      203     $      438     $      406
                                              ==========     ==========     ==========     ==========

The Company paid $1.7 million in pension contributions during the first quarter of 2005 and expects this to be the only contribution for the year.

7.    FINANCING ACTIVITIES

On June 7, 2005, the Company entered into a revolving credit facility whereby it may borrow (pound)15.0 million. The Company immediately borrowed (pound)15.0 million under the facility, using the funds to repay the outstanding debt under a credit facility held by the Company's wholly-owned subsidiary, RGA Holdings Limited, which expired during the second quarter. The capacity and payment schedule are the same and the interest rate is comparable to the expired facility. At June 30, 2005 the maximum amount of borrowings (approximately $26.9 million) were outstanding under this credit facility.

8.    NEW ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superceding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF 03-1 and replace those paragraphs with references to already existing guidance. FSP 115-1 will also clarify and codify the guidance set forth in Topic D-44. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect. Therefore, FSP 115-1 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The Statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The Statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement will be adopted by the Company during the first quarter of 2006. The Company expects SFAS 123(r) will increase compensation expense by approximately $1.1 million in 2006.

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

9.    METLIFE ANNOUNCEMENTS

On January 31, 2005, MetLife announced an agreement to purchase Travelers Life & Annuity and substantially all of Citigroup's international insurance business. To help finance that transaction, MetLife indicated that it would consider select asset sales, including its holdings of RGA's common stock. On April 22, 2005, MetLife further announced that since January 31, it had entered into agreements for the sale of certain assets, and determined that it has sufficient alternate means of financing the acquisition so that it does not expect to sell its interest in RGA to generate funds for that acquisition.

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

We measure performance based on income or loss from continuing operations before income taxes for each of our five segments. Our U.S., Canada, Asia Pacific and Europe & South Africa operations provide traditional life reinsurance to clients. Our U.S. operations also provide asset-intensive and financial reinsurance products. We also provide insurers with critical illness reinsurance in our Canada, Asia Pacific and Europe & South Africa operations. Asia Pacific operations provide a limited amount of financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions, Argentine business in run-off and the provision for income taxes. Our discontinued accident and health operations are not reflected in our results from continuing operations.

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes decreased $72.8 million, or 69.1%, and $67.1 million, or 33.5%, for the second quarter and first six months of 2005, respectively. The decrease was primarily due to high claims levels in the U.S. and the UK along with an increase to reserves for the Argentine pension business, which is currently in run-off. Consolidated net premiums increased $134.0 million, or 16.8%, and $222.0 million, or 13.8% during the second quarter and first six months of 2005.

Consolidated investment income, net of related expenses, increased $12.1 million, or 9.0%, and $35.6 million, or 13.3%, during the second quarter and first six months of 2005, respectively, primarily due to a larger invested asset base. Invested assets as of June 30, 2005 totaled $11.2 billion, a 19.3% increase over June 30, 2004. The average yield earned on investments excluding funds withheld increased to 5.99% during the second quarter of 2005 from 5.79% for the second quarter of 2004. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of our underlying investments. Investment income and a portion of realized gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The effective tax rate on a consolidated basis was 22.8% for the second quarter of 2005, compared to 35.1% for the prior-year period. The lower rate in the current period was due to the utilization of tax loss carryforwards of $2.7 million, for which no prior financial statement benefit had been taken.

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

Additionally, for each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If we determine that the possibility of a significant loss from insurance risk will occur only under remote circumstances, we record the contract under a deposit method of accounting with the net amount receivable or payable reflected in other reinsurance assets or liabilities on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to net premiums, on the consolidated statements of income.

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

Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. We primarily rely on our own valuation and administration systems to establish policy reserves. The policy reserves we establish may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, we rely upon our clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. Our administration departments work directly with our clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, we perform periodic audits of the information provided by ceding companies. We establish reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors we discover or computer file compatibility issues, since much of the data reported to us is in electronic format and is uploaded to our computer systems.

We periodically review actual historical experience and relative anticipated experience compared to the assumptions used to establish aggregate policy reserves. Further, we establish premium deficiency reserves if actual and anticipated experience indicates that existing aggregate policy reserves together with the present value of future gross premiums are not sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established through a charge to income, as well as a reduction to unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase to future policy benefits. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of our reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. If our assumptions, particularly on mortality, are not accurate, our reserves may not be adequate to pay claims and there could be a material adverse effect on our results of operations and financial condition.

Other policy claims and benefits include claims payable for incurred but not reported losses, which are determined using case-basis estimates and lag studies of past experience. These estimates are periodically reviewed and any adjustments to such estimates, if necessary, are reflected in current operations. The time lag from the date of the claim or death to the date when the ceding company reports the claim to us can vary significantly by ceding company and business segment, but generally averages around 2.5 months on a consolidated basis. We update our analysis of incurred but not reported claims, including lag studies, on a quarterly basis and adjust our claim liabilities accordingly. The adjustments in a given period are generally not significant relative to the overall policy liabilities and may result in an increase or decrease in liabilities.

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

FOR THE THREE MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS)

                                                                            NON-TRADITIONAL               TOTAL
                                                                        ASSET-         FINANCIAL           U.S.
                                                     TRADITIONAL      INTENSIVE       REINSURANCE       OPERATIONS
                                                     ------------    ------------     ------------     ------------
REVENUES:
  Net premiums                                       $    574,795    $      1,117     $         --     $    575,912
  Investment income, net of related expenses               59,475          42,545               (8)         102,012
  Investment related gains (losses), net                    1,632          (1,844)              --             (212)
  Change in value of embedded derivatives                      --         (19,917)              --          (19,917)
  Other revenues                                              933           2,797            7,854           11,584
                                                     ------------    ------------     ------------     ------------
     Total revenues                                       636,835          24,698            7,846          669,379

BENEFITS AND EXPENSES:
  Claims and other policy benefits                        497,019           4,934               --          501,953
  Interest credited                                        14,303          23,730               --           38,033
  Policy acquisition costs and other insurance
    expenses                                               84,732          12,141            2,946           99,819
  Change in deferred acquisition costs associated
    with change in value of embedded derivatives               --         (13,604)              --          (13,604)
  Other operating expenses                                 10,041           1,236            1,345           12,622
                                                     ------------    ------------     ------------     ------------
       Total benefits and expenses                        606,095          28,437            4,291          638,823

       Income (loss) before income taxes             $     30,740    $     (3,739)    $      3,555     $     30,556
                                                     ============    ============     ============     ============

FOR THE THREE MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)

                                                                        NON-TRADITIONAL
                                                                     ASSET-      FINANCIAL       TOTAL
                                                     TRADITIONAL   INTENSIVE    REINSURANCE       U.S.
                                                     -----------   ----------   -----------   ----------
REVENUES:
  Net premiums                                       $   530,129   $    1,190   $        --   $  531,319
  Investment income, net of related expenses              53,974       47,495            72      101,541
  Investment related gains (losses), net                   3,662         (821)           --        2,841
  Change in value of embedded derivatives                     --       17,472            --       17,472
  Other revenues                                             931        1,907         6,958        9,796
                                                     -----------   ----------   -----------   ----------
     Total revenues                                      588,696       67,243         7,030      662,969

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       429,423        3,246            --      432,669
  Interest credited                                       12,117       31,704            --       43,821
  Policy acquisition costs and other insurance
    expenses                                              72,714        8,484         2,280       83,478
  Change in deferred acquisition costs associated
    with change in value of embedded derivatives              --       13,293            --       13,293
  Other operating expenses                                11,341        1,028         1,529       13,898
                                                     -----------   ----------   -----------   ----------
       Total benefits and expenses                       525,595       57,755         3,809      587,159

       Income before income taxes                    $    63,101   $    9,488   $     3,221   $   75,810
                                                     ===========   ==========   ===========   ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS)

                                                                        NON-TRADITIONAL
                                                                     ASSET-      FINANCIAL       TOTAL
                                                     TRADITIONAL   INTENSIVE    REINSURANCE       U.S.
                                                     -----------   ----------   -----------   -----------
REVENUES:
  Net premiums                                       $ 1,141,689   $    2,341   $        --   $ 1,144,030
  Investment income, net of related expenses             114,706      100,817            33       215,556
  Investment related gains, net                            1,209        1,660            --         2,869
  Change in value of embedded derivatives                     --        2,644            --         2,644
  Other revenues                                           1,854        3,844        15,158        20,856
                                                     -----------   ----------   -----------   -----------
     Total revenues                                    1,259,458      111,306        15,191     1,385,955

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       980,280        3,250             2       983,532
  Interest credited                                       28,310       63,981            --        92,291
  Policy acquisition costs and other insurance
    expenses                                             155,749       25,510         5,570       186,829
  Change in deferred acquisition costs associated
    with change in value of embedded derivatives              --        2,104            --         2,104
  Other operating expenses                                19,303        2,574         2,782        24,659
                                                     -----------   ----------   -----------   -----------
       Total benefits and expenses                     1,183,642       97,419         8,354     1,289,415

       Income before income taxes                    $    75,816   $   13,887   $     6,837   $    96,540
                                                     ===========   ==========   ===========   ===========

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (IN THOUSANDS)

                                                                         NON-TRADITIONAL
                                                                     ASSET-       FINANCIAL     TOTAL
                                                     TRADITIONAL   INTENSIVE    REINSURANCE      U.S.
                                                     -----------   ----------   -----------   -----------
REVENUES:
  Net premiums                                       $ 1,061,340   $    2,372   $        --   $ 1,063,712
  Investment income, net of related expenses             108,027       92,962           115       201,104
  Investment related gains (losses), net                  11,220         (677)           --        10,543
  Change in value of embedded derivatives                     --       18,994            --        18,994
  Other revenues                                           2,265        3,577        13,338        19,180
                                                     -----------   ----------   -----------   -----------
     Total revenues                                    1,182,852      117,228        13,453     1,313,533

BENEFITS AND EXPENSES:
  Claims and other policy benefits                       860,314        2,225            --       862,539
  Interest credited                                       24,195       66,198            --        90,393
  Policy acquisition costs and other insurance
    expenses                                             148,145       16,129         4,574       168,848
  Change in deferred acquisition costs associated
    with change in value of embedded derivatives              --       17,493            --        17,493
  Other operating expenses                                23,065        2,187         2,951        28,203
                                                     -----------   ----------   -----------   -----------
       Total benefits and expenses                     1,055,719      104,232         7,525     1,167,476

       Income before income taxes                    $   127,133   $   12,996   $     5,928   $   146,057
                                                     ===========   ==========   ===========   ===========

Income before income taxes for the U.S. operations segment totaled $30.6 million and $96.5 million for the second quarter and first six months of 2005, respectively, compared to $75.8 million and $146.1 million for comparable prior-year periods. The decrease in income can be largely attributed to the unfavorable mortality experienced year to date in this segment.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the second quarter and first six months of 2005, this sub-segment added $48.3 billion and $84.3 billion face amount, respectively, of new business compared to $51.7 billion and $95.9 billion for the same periods in 2004. Management believes industry consolidation and the trend toward reinsuring mortality risks should continue to provide opportunities for growth.

Income before income taxes for U.S. Traditional reinsurance decreased 51.3% and 40.4% for the second quarter and first six months of 2005, respectively. This decrease was primarily due to unfavorable mortality experience. Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 86.5% for the second quarter and 85.9% for the first six months of 2005. The loss ratios for the same periods prior year were 81.0% and 81.1%, respectively. An increase in the severity of claims was the primary contributor to this increased loss ratio.

Net premiums for U.S. Traditional reinsurance increased 8.4% and 7.6% for the second quarter and first six months of 2005, respectively. This increase in net premiums was driven by the growth of total U.S. business in force, which totaled just over $1.0 trillion as of June 30, 2005, a 5.8% increase over the amount in force on June 30, 2004.

Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the second quarter of 2005, investment income in the segment totaled $59.5 million, a 10.2% increase over same period prior year. Year to date in 2005, investment income grew 6.2% over the first six months of 2004.

Mortality experience for the second quarter and first six months of 2005 was unfavorable, due primarily to the severity of claims in excess of $1.0 million. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. We do not expect this adverse claims experience to continue on an ongoing basis.

Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the second quarter and first six months of 2005 totaled $14.3 million and $28.3 million, respectively, compared to $12.1 million and $24.2 million for the same periods in 2004.

Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 14.7% during the second quarter and 13.6% for the first six months of 2005. Comparable ratios for second quarter and the first six months of 2004 were 13.7% and 14.0%, respectively. Overall, these ratios are expected to fluctuate due to varying allowance levels within coinsurance-type arrangements, as well as the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses, as a percentage of net premiums, were 1.7% during the second quarter and first six months of 2005, a slight decrease from 2.1% and 2.2% in the prior-year periods. The first six months of 2004 reflect expenses associated with transferring the Allianz business to RGA. The expense ratio is expected to fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain reasonably constant over the long term.

Asset-Intensive Reinsurance

The U.S. Asset-Intensive sub-segment assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modified coinsurance of non-mortality risks whereby we recognize profits or losses primarily from the spread between the investment income and the interest credited on the underlying deposit liabilities.

In accordance with the provisions of SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"), we recorded a change in value of embedded derivatives of $(19.9) million and $2.6 million within revenues for the second quarter and first six months of 2005, respectively and $(13.6) million and $2.1 million of amortization of related deferred acquisition costs.

The Asset Intensive business reported a loss for the second quarter equal to $(3.7) million and a gain of $13.9 million for the first six months of 2005. Comparable figures for the same periods 2004 were $9.5 million and $13.0 million, respectively. The decrease in income from quarter to quarter is primarily attributed to the change in fair value of embedded derivatives. This decrease of $10.5 million represents 79.3% of the change in net income from second quarter 2004.

Total revenues decreased $42.5 million from second quarter 2004, and $5.9 million from the first six months of 2004. Contributing to this decline were a decrease in investment income and a decrease in the fair value of embedded derivatives. Investment income decreased $5.0 million and the fair value of embedded derivatives decreased $37.4 million from the second quarter of 2004. Year to date, investment income is up $7.9 million, but is offset by the change in derivatives which is down $16.3 million from same period in the prior year. The decline in investment income in the second quarter of 2005 is related to option income on a funds withheld agreements and is offset by a decrease in interest credited. The fair value of embedded derivatives is tied primarily to movements in credit spreads; therefore the value may fluctuate significantly.

Total expenses, which are comprised primarily of interest credited, policy benefits, and acquisition costs decreased $29.3 million, or 50.8%, during the second quarter of 2005 compared to the same period in 2004. This decrease is primarily the result of the change in the amortization of deferred acquisition costs relating to Issue B36. Expenses relating to Issue B36 decreased $26.9 million from second quarter 2004. As stated above, significant fluctuations may occur as the fair value of the derivatives is tied primarily to movements in the credit spreads affecting the underlying funds withheld investment portfolios. In addition to the change attributable to Issue B36, interest credited expense also decreased from second quarter 2004. This decrease is primarily offset by a decrease in investment income associated with a reduction in the market value of options within a funds withheld portfolio.

The average invested asset base supporting this segment grew from $3.2 billion in the second quarter of 2004 to $3.8 billion for the second quarter of 2005. The growth in the asset base is primarily driven by new business written on one existing annuity treaty. Invested assets outstanding as of June 30, 2005 and 2004 were $3.8 billion and $3.3 billion, of which $2.1 billion and $2.2 billion were funds withheld at interest, respectively. Of the $2.1 billion total funds withheld balance, 83.8% of the balance is associated with one client.

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

Income before income taxes increased $0.3 million, or 10.4%, during the second quarter of 2005 compared to the same period in 2004 and $0.9 million or 15.3% for the first six months of 2005 compared to same period in the prior year. This increase was largely due to two new transactions recorded in the second half of 2004.

At June 30, 2005 and 2004, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.8 billion and $1.2 billion, respectively. The pre-tax statutory surplus includes all business assumed or brokered by the Company. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products.

                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
(in thousands)                                 JUNE 30, 2005   JUNE 30, 2004    JUNE 30, 2005   JUNE 30, 2004
                                               -------------   -------------    -------------   -------------
REVENUES:
  Net premiums                                   $ 76,854        $ 61,830          $150,610        $121,978
  Investment income, net of related expenses       28,813          23,437            57,573          47,417
  Investment related gains, net                     2,381           6,869             3,215           8,178
  Other revenues                                       19              31                53              69
                                                 --------        --------          --------        --------
    Total revenues                                108,067          92,167           211,451         177,642

BENEFITS AND EXPENSES:
  Claims and other policy benefits                 74,251          59,499           142,897         118,865
  Interest credited                                   252             418               609             795
  Policy acquisition costs and other
   insurance expenses                               9,665           8,278            16,378          15,361
  Other operating expenses                          3,620           2,761             7,079           5,490
                                                 --------        --------          --------        --------
    Total benefits and expenses                    87,788          70,956           166,963         140,511

    Income before income taxes                   $ 20,279        $ 21,211          $ 44,488        $ 37,131
                                                 ========        ========          ========        ========

Income before income taxes decreased by $0.9 million, or 4.4%, and increased by $7.4 million, or 19.8%, in the second quarter and first six months of 2005, respectively. The decrease in the second quarter of 2005 was primarily related to a decrease in the realized investment gains of $4.5 million, or 65.3%, offset by favorable mortality experience in the current year. The increase in the first six months of 2005 was primarily the result of favorable mortality experience in the current year, offset by a decrease in realized investment gains of $5.0 million, or 60.7%. In addition, the Canadian dollar was stronger against the U.S. dollar in 2005 than in 2004, causing an increase in 2005 of $1.8 million, or 8.6%, and $3.6 million, or 8.1%, in the second quarter and first six months, respectively, in income before income taxes.

Net premiums increased by $15.0 million, or 24.3%, and $28.6 million, or 23.5%, in the second quarter and first six months of 2005, respectively. The increase is primarily due to new business from new and existing treaties. In addition, a stronger Canadian dollar resulted in an increase in net premiums of $6.4 million and $11.5 million in the second quarter and the first six months, respectively, in 2005 relative to 2004. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $5.4 million, or 22.9%, and $10.2 million, or 21.4%, in the second quarter and the first six months of 2005, respectively. Investment performance varies with the composition of investments. In the second quarter of 2005, the increase in investment income was mainly the result of a stronger Canadian dollar, which resulted in an increase of $2.3 million, an increase in the invested asset base due to operating cash flows on traditional reinsurance, which resulted in an increase of $0.8 million, and interest on an increasing amount of funds withheld at interest related to one treaty, which resulted in an increase of $0.6 million. In the first six months of 2005, the increase in investment income was mainly the result of a stronger Canadian dollar, which resulted in an increase of $4.2 million, an increase in the invested asset base due to operating cash flows on traditional reinsurance, which resulted in an increase of $1.9 million, and interest on an increasing amount of funds withheld at interest related to one treaty, which resulted in an increase of $1.1 million. Investment income also includes an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The amount of investment income allocated to the Canadian operations was $1.8 million and $3.8 million in the second quarter and first six months of 2005, respectively, compared to $1.1 million and $2.5 million in the comparable prior-year periods.

Loss ratios for this segment were 96.6% and 94.9% in the second quarter and first six months of 2005, respectively, compared to 96.2% and 97.4% in the comparable prior-year periods. The lower loss ratio for the first six months of 2005 is primarily due to better mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1998 and 1997. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than the historical ratios. The nature of level premium permanent policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 70.3% and 68.6% in the second quarter and first six months of 2005, respectively, compared to 69.8% and 70.2% in the comparable prior-year periods. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 12.6% and 10.9% in the second quarter and first six months of 2005, respectively, compared to 13.4% and 12.6% in the prior-year periods. Policy acquisition costs and other insurance expenses as a percentage of net premiums vary from period to period primarily due to the mix of the business in the segment.

Other operating expenses increased $0.9 million, or 31.1%, and $1.6 million, or 28.9%, in the second quarter and first six months of 2005, respectively. The increase in 2005 is primarily attributable to the strengthening of the Canadian dollar.

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

                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
(in thousands)                                 JUNE 30, 2005   JUNE 30, 2004    JUNE 30, 2005   JUNE 30, 2004
                                               -------------   -------------    -------------   -------------
REVENUES:
  Net premiums                                    $ 132,972       $ 118,887       $ 274,330       $ 236,090
  Investment income, net of related expenses          2,353             863           4,908           2,407
  Investment related gains (losses), net               (107)          1,143             (64)          4,302
  Other revenues                                         69             444             121             882
                                                  ---------       ---------       ---------       ---------
    Total revenues                                  135,287         121,337         279,295         243,681

BENEFITS AND EXPENSES:
  Claims and other policy benefits                  112,117          73,809         208,449         155,806
  Interest credited                                     190              --             553              --
  Policy acquisition costs and other
   insurance expenses                                22,120          29,842          48,516          58,873
  Other operating expenses                            7,118           5,524          12,778          10,206
  Interest expense                                      383             333             882             707
                                                  ---------       ---------       ---------       ---------
    Total benefits and expenses                     141,928         109,508         271,178         225,592

    Income (loss) before income taxes             $  (6,641)      $  11,829       $   8,117       $  18,089
                                                  =========       =========       =========       =========

Income (loss) before income taxes was $(6.6) million during the second quarter of 2005 as compared to $11.8 million during the second quarter of 2004, and $8.1 million for the first six months of 2005 as compared to $18.1 million for the first six months of 2004. The decrease was primarily the result of adverse mortality experience in the UK.

Net premiums increased $14.1 million, or 11.8%, during the second quarter compared to the same period last year, and increased $38.2 million or 16.2% during the six months ended June 30, 2005 compared to the same period last year. This increase was primarily the result of new business from both existing treaties and new treaties, augmented by the translation effects of a generally weaker U.S. dollar. Several foreign currencies, particularly the British pound, the euro, and the South African rand strengthened against the U.S. dollar. Stronger local currencies contributed approximately $3.2 million and $8.5 million to net premiums for the second quarter and first six months of 2005, respectively. Also, a portion of the growth of net premiums was due to reinsurance of accelerated critical illness, primarily in the UK. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Premiums earned during the second quarter and first six months associated with critical illness coverage totaled $49.3 million and $100.2 million, respectively, compared to $41.2 million and $86.9 million in the prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Investment income increased $1.5 million for the second quarter compared to the same period in 2004, and increased $2.5 million for the six months ended June 30, 2005 compared to the same period in 2004. This increase was primarily due to growth in the invested assets in the UK and an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios increased from 62.1% for the second quarter of 2004 to 84.3% for the second quarter of 2005, and from 66.0% for the six months ended June 30, 2004 to 76.0% for the six months ended June 30, 2005. As mentioned above, adverse mortality experience in the UK contributed to the increase in the loss ratio. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 16.6% in the second quarter of 2005 compared to 25.1% in the second quarter of 2004, and 17.7% for the six months ended June 30, 2005 compared to 24.9% for the six months ended June 30, 2004. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums. Accordingly, the change in the mixture of business during the current quarter caused the loss ratio to slightly increase and caused the policy acquisition costs and other insurance expenses as a percentage of net premiums to slightly decrease.

Other operating expenses for the quarter increased from 4.6% of net premiums in 2004 to 5.4% in 2005, and for the first six months it increased from 4.3% to 4.7%. This increase was due to higher costs associated with maintaining and supporting the increase in business. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. The Company operates multiple offices throughout the Asia Pacific region in an effort to best meet the needs of the local client companies.

                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
(in thousands)                                 JUNE 30, 2005   JUNE 30, 2004    JUNE 30, 2005   JUNE 30, 2004
                                               -------------   -------------    -------------   -------------
REVENUES:
  Net premiums                                    $ 145,019       $  84,178       $ 263,226       $ 187,717
  Investment income, net of related expenses          7,310           3,029          13,538           6,764
  Investment related gains (losses), net                133            (149)             54             198
  Other revenues                                      2,135           2,950           1,948           3,585
                                                  ---------       ---------       ---------       ---------
    Total revenues                                  154,597          90,008         278,766         198,264

BENEFITS AND EXPENSES:
  Claims and other policy benefits                  110,617          67,380         201,277         142,225
  Policy acquisition costs and other
   insurance expenses                                22,549          11,878          46,204          33,408
  Other operating expenses                            7,159           5,673          11,833          10,415
  Interest expense                                      441             383             849             725
                                                  ---------       ---------       ---------       ---------
    Total benefits and expenses                     140,766          85,314         260,163         186,773

    Income before income taxes                    $  13,831       $   4,694       $  18,603       $  11,491
                                                  =========       =========       =========       =========

Income before income taxes increased approximately $9.1 million, or 194.7%, during the second quarter of 2005, and approximately $7.1 million, or 61.9%, for the six months ended June 30, 2005, as compared to the same periods in 2004. Improved underwriting results for the Australia, New Zealand and Hong Kong markets contributed to the increases. Additionally, strengthening foreign currencies increased the segment's income before income taxes by approximately $1.4 million for the second quarter of 2005, while the effect of changes in foreign currencies on income before income taxes for the six months ending June 30, 2005 was approximately $2.1 million.

After consideration of the impact of foreign currencies, the increase in income before taxes was primarily the result of strong premium growth, and favorable underwriting results relative to the prior year. Net premiums grew approximately $60.8 million, or 72.3%, during the current quarter, and approximately $75.5 million, or 40.2% for the six months ended June 30, 2005, as compared to the same periods in 2004. This premium growth was primarily the result of continued increases in the volume of business in Australia, Japan and Korea. The reinsurance of accelerated critical illness business, primarily in Australia and Korea, contributed to the increased volume. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Net premiums earned from this coverage totaled approximately $19.9 million and $37.0 million for the second quarter and first six months of 2005, respectively, compared to $9.8 million and $18.2 million in the same periods of 2004. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Several foreign currencies, particularly the Korean won, the Australian dollar and the New Zealand dollar continued to strengthen against the U.S. dollar. The overall effect of the strengthening of local Asia Pacific segment currencies was an increase of approximately $10.5 million in second quarter 2005 net premiums, and an increase of approximately $13.3 million in 2005 year to date net premiums over the comparable prior-year periods.

Net investment income increased approximately $4.3 million in the current quarter compared to the prior-year quarter, and approximately $6.8 million for the six months ended June 30, 2005 as compared to the same period for 2004. This increase was primarily due to growth in the invested assets in Australia and favorable exchange rates, along with an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues, which include the profit and fees associated with financial reinsurance deals in multiple locations, decreased by approximately $0.8 million for the second quarter of 2005, as compared to the same period in 2004, and decreased by approximately $1.6 million for the six-month period ending June 30, 2005, as compared to the same period in 2004. The decrease was caused primarily by the termination of a significant financial reinsurance treaty in Korea.

Loss ratios were 76.3% and 80.0% for the second quarter of 2005 and 2004, respectively, and 76.5% and 75.8% for the six months ended June 30, 2005 and June 30, 2004. The current quarter loss ratio was lower than the comparable prior-year period primarily due to favorable mortality in the two largest markets, Australia and Korea. Loss ratios for the six-month period ending June 30, 2005 are slightly higher than the comparable prior year period primarily due to adverse mortality in the Japan market during the first quarter of 2005. Loss ratios for Japan were 131% for the first quarter of 2005, as compared to 88% for the first quarter of 2004. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums was 15.5% during the second quarter of 2005, and 17.6% for the six months ended June 30, 2005 which is relatively consistent with the 14.1% ratio for the second quarter of 2004, and the 17.8% ratio for the six months ended June 30, 2004. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.

Other operating expenses decreased to 4.9% of net premiums in the current quarter, from 6.7% in the comparable prior-year period, and decreased to 4.5% for the six months ended June 30, 2005, from 5.5% in the comparable prior-year period. The timing of the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to be somewhat volatile over periods of time.

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

                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
(in thousands)                                 JUNE 30, 2005   JUNE 30, 2004    JUNE 30, 2005   JUNE 30, 2004
                                               -------------   -------------    -------------   -------------
REVENUES:
  Net premiums                                    $     597       $   1,094       $     978       $   1,685
  Investment income, net of related expenses          5,796           5,315          11,762          10,053
  Investment related gains, net                      10,755           1,987          10,855           7,886
  Other revenues                                      6,854           1,538           8,486           2,893
                                                  ---------       ---------       ---------       ---------
    Total revenues                                   24,002           9,934          32,081          22,517

BENEFITS AND EXPENSES:
  Claims and other policy benefits                   28,992           1,445          29,828           2,421
  Interest credited                                     140              93             215             162
  Policy acquisition costs and other
   insurance expenses                                 3,702             681           3,904             735
  Other operating expenses                            7,513           7,040          14,689          14,111
  Interest expense                                    9,071           8,826          18,049          17,648
                                                  ---------       ---------       ---------       ---------
    Total benefits and expenses                      49,418          18,085          66,685          35,077

    Loss before income taxes                      $ (25,416)      $  (8,151)      $ (34,604)      $ (12,560)
                                                  =========       =========       =========       =========

Loss before income taxes increased $17.3 million and $22.0 million during the three- and six-month periods ended June 30, 2005, respectively. This increase was primarily due to a $24.0 million, pretax, increase in the reserves associated with the reinsurance of Argentine pension accounts during the second quarter of 2005.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $3.3 million for the second quarter of 2005 compared to a loss, net of taxes, of $3.1 million for the second quarter of 2004. As of June 30, 2005, amounts in dispute or subject to audit exceed the Company's reserves by approximately $34.8 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

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

Cash Flows

The Company's net cash flows provided by operating activities for the periods ended June 30, 2005 and 2004 were $209.2 million and $348.8 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $139.6 million net decrease in operating cash flows during the six months of 2005 compared to the same period in 2004 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $58.8 million and $37.5 million, respectively, and was offset by higher operating cash outlays of $235.9 million during the current six-month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short- and long-term obligations.

Net cash used in investing activities was $146.1 million and $363.1 million in the first six months of 2005 and the comparable prior-year period, respectively. The decrease in cash used in investing activities and, in particular, the sales of fixed maturity securities, are primarily related to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash used in financing activities was $53.8 million in the first six months of 2005 and net cash provided by financing activities was $57.6 million in the same period of 2004. This change was largely due to net withdrawals from universal life and other investment type policies and contracts of $47.4 million during the current period compared to excess deposits of $54.3 million in 2004.

Debt and Preferred Securities

As of June 30, 2005, the Company had $403.3 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company's $175.0 million U.S. credit facility expires in May 2006. The Company generally may not pay dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of June 30, 2005, the Company had $50.0 million outstanding under this facility at an average interest rate of 3.5%. The average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.4%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%. During the second quarter of 2005, the Company's (pound)15.0 million credit facility expired and was replaced with a new facility with a May 2007 expiration. The capacity and payment schedule are the same and the interest rate is comparable to the expired facility. At June 30, 2005 the maximum amount of borrowings (approximately $26.9 million) were outstanding under this credit facility.

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

The Company's liquidity position (cash and cash equivalents and short-term investments) was $192.5 million and $184.1 million at June 30, 2005 and December 31, 2004, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to help manage its short-term liquidity requirements. These transactions are reported as collateralized financings and the repurchase obligation is a component of other liabilities. There were no agreements outstanding at December 31, 2004, and at June 30, 2005.

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

INVESTMENTS

The Company had total cash and invested assets of $11.3 billion and $9.5 billion at June 30, 2005 and 2004, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA's Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.99% during the second quarter of 2005, compared with 5.79% for the second quarter of 2004. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the 2004 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of June 30, 2005, approximately 97.6% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 59.5% and 44.7% of fixed maturity securities as of June 30, 2005 and 2004, respectively. These corporate securities had an average Standard and Poor's ("S&P") rating of "A-" at June 30, 2005.

Within the fixed maturity security portfolio, the Company holds approximately $112.7 million in asset-backed securities at June 30, 2005, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company did not record other-than-temporary write-downs on fixed maturity securities for the six months ending June 30, 2005. During the six months ending June 30, 2004, the Company recorded other than temporary write-downs of $0.1 million. During the six months ended June 30, 2005, the Company sold fixed maturity securities with a fair value of $380.1 million at a loss of $11.3 million.

The following table presents the total gross unrealized losses for 333 fixed maturity securities and equity securities as of June 30, 2005, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                                AT JUNE 30, 2005
                                        -------------------------------
                                        Gross Unrealized
                                             Losses          % of Total
                                        ----------------     ----------
Less than 20%                                $11,019              100%
20% or more for less than six months               -                -
20% or more for six months or greater              -                -
                                             -------              ---
     Total                                   $11,019              100%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables presents the estimated fair values and gross unrealized losses for the 333 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                              AS OF JUNE 30, 2005
                                       ----------------------------------------------------------------------------
                                                               EQUAL TO OR GREATER THAN
                                        LESS THAN 12 MONTHS            12 MONTHS                     TOTAL
                                       ----------------------  -----------------------   --------------------------
                                                      Gross                   Gross                        Gross
                                       Estimated   Unrealized   Estimated   Unrealized   Estimated Fair  Unrealized
(in thousands)                         Fair Value     Loss      Fair Value     Loss           Value         Loss
                                       ----------  ----------   ----------  ----------   --------------  ----------
INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL            $  213,719  $    3,701   $   16,244        $380       $  229,963    $ 4,081

  PUBLIC UTILITIES                         41,773         501        1,915          86           43,688        587

  ASSET-BACKED SECURITIES                  20,013         370        3,501          40           23,514        410

  CANADIAN AND CANADIAN PROVINCIAL
    GOVERNMENTS                             1,665          15            -           -            1,665         15

  MORTGAGE-BACKED SECURITIES              281,925       2,094            -           -          281,925      2,094

  FINANCE                                 136,356       1,888       14,720         339          151,076      2,227

  U.S. GOVERNMENT AND AGENCIES              2,713          15            -           -            2,713         15

  FOREIGN GOVERNMENTS                      15,153          19            -           -           15,153         19
                                       ----------  ----------   ----------        ----       ----------    -------
    INVESTMENT GRADE SECURITIES           713,317       8,603       36,380         845          749,697      9,448
                                       ----------  ----------   ----------        ----       ----------    -------

NON-INVESTMENT GRADE SECURITIES:

  COMMERCIAL AND INDUSTRIAL                 8,821         218            -           -            8,821        218

  PUBLIC UTILITIES                          3,390          13            -           -            3,390         13

  FINANCE                                   5,510         291            -           -            5,510        291
                                       ----------  ----------   ----------        ----       ----------    -------
    NON-INVESTMENT GRADE SECURITIES        17,721         522            -           -           17,721        522
                                       ----------  ----------   ----------        ----       ----------    -------
      TOTAL FIXED MATURITY SECURITIES  $  731,038  $    9,125   $   36,380        $845       $  767,418    $ 9,970
                                       ==========  ==========   ==========        ====       ==========    =======
      EQUITY SECURITIES                $  172,758  $    1,049   $        -        $  -       $  172,758    $ 1,049
                                       ==========  ==========   ==========        ====       ==========    =======

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of June 30, 2005. The unrealized losses did not exceed 18.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, each security whose price has been below market for twelve months or longer is investment grade.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of June 30, 2005.

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

Funds withheld at interest comprised approximately 26.6% and 25.5% of the Company's cash and invested assets as of June 30, 2005 and December 31, 2004, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on RGA's balance sheet. In the event of a ceding company's insolvency, RGA would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to RGA is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to RGA from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

Other invested assets represented approximately 2.0% and 1.9% of the Company's cash and invested assets as of June 30, 2005 and December 31, 2004, respectively. Other invested assets include derivative contracts, common stock, preferred stocks and limited partnership interests. During the first quarter of 2005, the Company recorded an other-than-temporary writedown of $1.3 million on its investments in limited partnerships due to losses in the underlying holdings. There were no other-than-temporary writedowns of investments in limited partnerships in the second quarter of 2005.

CONTRACTUAL OBLIGATIONS

The following table displays the Company's contractual obligations that have materially changed since December 31, 2004 (in millions):

                                                           PAYMENT DUE BY PERIOD
                                     ------------------------------------------------------------
                                             Less than 1
Contractual Obligations:              Total      Year     1 - 3 Years  4 - 5 Years  After 5 Years
                                     ------  -----------  -----------  -----------  -------------
  Short-term debt                    $176.6    $176.6        $   -      $  -            $    -

  Long-term debt                      226.8         -         26.9         -             199.9

  Life claims payable(1)              749.2     749.2            -         -                 -

  Limited partnerships                 38.2      38.2            -         -                 -

  Structured investment contracts      26.0       6.3         11.3       8.4                 -

  Mortgage purchase commitments        19.9      19.9            -         -                 -
                                     ------    ------        -----      ----            ------

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

Generally, RGA's insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance Company ("RGA Reinsurance"), RGA Reinsurance Company (Barbados) Ltd., or RGA Americas Reinsurance Company, Ltd. Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

The Company maintains two catastrophe insurance programs that renew on August 13th of each year. The current programs began August 13, 2004. The primary program covers all of RGA's business worldwide and provides protection for losses incurred during any event involving 10 or more insured deaths. Under this program, RGA retains the first $50 million in claims, the catastrophe program covers the next $30 million in claims, and RGA retains all claims in excess of $80 million. This program covers terrorism-related losses including those due to nuclear, chemical or biological events. Under the second program, which covers events involving 5 or more insured deaths, RGA retains the first $25 million in claims, the catastrophe program covers the next $25 million in claims, and RGA retains all claims in excess of $50 million. It covers only losses under U.S. guaranteed issue (corporate owned life insurance, bank owned life insurance, etc.) reinsurances and includes losses due to acts of terrorism, but excludes terrorism losses due to nuclear, chemical and/or biological events. Both programs are insured by several insurance companies and Lloyds Syndicates with no single entity providing more than $13 million of coverage.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2005 from that disclosed in the 2004 Annual Report.

NEW ACCOUNTING STANDARDS

In June 2005, the FASB completed its review of EITF 03-1. EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue FSP 115-1, superceding EITF 03-1 and EITF Topic D-44. FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF 03-1 and replace those paragraphs with references to already existing guidance. FSP 115-1 will also clarify and codify the guidance set forth in Topic D-44. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect. Therefore, FSP 115-1 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The Statement is a result of a broader effort by the FASB to converge standards with the IASB. The Statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's unaudited interim condensed consolidated financial statements.

In December 2004, the FASB revised SFAS 123 to SFAS 123(r). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement will be adopted by the Company during the first quarter of 2006. The Company expects SFAS 123(r) will increase compensation expense by approximately $1.1 million in 2006.

In July 2003, the Accounting Standards Executive Committee issued SOP 03-1. SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $361 thousand, net of income taxes.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) inadequate risk analysis and underwriting, (4) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in our current and planned markets, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) market or economic conditions that adversely affect our ability to make timely sales of investment securities, (7) risks inherent in our risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (8) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (9) adverse litigation or arbitration results, (10) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (11) the stability of and actions by governments and economies in the markets in which we operate, (12) competitive factors and competitors' responses to our initiatives, (13) the success of our clients, (14) successful execution of our entry into new markets, (15) successful development and introduction of new products and distribution opportunities, (16) our ability to successfully integrate and operate reinsurance business that we acquire, (17) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (18) our dependence on third parties, including those insurance companies and reinsurers to which we cede some reinsurance, third-party investment managers and others, (19) the threat of natural disasters or terrorist attacks anywhere in the world where we or our clients do business,
(20) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, (21) the effect of our status as a holding company and regulatory restrictions on our ability to pay principal of and interest on our debt obligations, and (22) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk" which is included herein.

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

The Company is currently a party to two arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers' compensation carve-out business. In addition, the Company is currently a party to litigation that involves the claim of a broker to commissions on a medical reinsurance arrangement. As of June 30, 2005, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $20.1 million, which is $19.4 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that may have threatened arbitration, asserted claims, or indicated that they anticipate asserting claims in the future against the Company in the amount of $22.5 million, which is $19.2 million in excess of the amounts held in reserve or retroceded by the Company as of June 30, 2005. These claims appear to relate to life, personal accident business (including London market excess of loss business), and workers' compensation carve-out business. Depending upon the audit findings or other developments in these cases, they could result in litigation or arbitrations in the future. See Note 20, "Discontinued Operations," in the Company's 2004 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation and arbitration related to its life reinsurance business and to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of June 30, 2005, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 25, 2005. At the Annual Meeting, the following proposal was voted upon by the shareholders as indicated below:

Election of the following Directors:

Directors            Voted For      Withheld
---------            ----------    ----------
J. Cliff Eason       56,422,872       698,745
Joseph A. Reali      46,149,630    10,971,987

ITEM 6.

EXHIBITS

See index to exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Reinsurance Group of America, Incorporated

                              By: /s/ A. Greig Woodring  August 4, 2005
                                  ---------------------------------------
                                  A. Greig Woodring
                              President & Chief Executive Officer
                              (Principal Executive Officer)

                              By: /s/ Jack B. Lay  August 4, 2005
                                  --------------------------------------
                                  Jack B. Lay

                              Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

Exhibit
Number    Description
------    -----------
3.1       Restated Articles of Incorporation, incorporated by reference to
          Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

10.1* Summary of the compensation arrangement for non-employee directors effective January 1, 2005, incorporated by reference to Exhibit 10.1 to Form 8-K dated April 22, 2005 (File No. 1-11848), filed April 25,
          2005.

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