Form 10-Q
period 2005-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2005-11-07
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                               YES   X   NO
                                   -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                               YES   X   NO
                                   -----    -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).

                               YES       NO   X
                                   -----    -----

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 2005: 62,642,214 SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
                         PART I - FINANCIAL INFORMATION

 1     Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited)
       September 30, 2005 and December 31, 2004                              3

       Condensed Consolidated Statements of Income (Unaudited) Three and
       nine months ended September 30, 2005 and 2004                         4

       Condensed Consolidated Statements of Cash Flows (Unaudited) Nine
       months ended September 30, 2005 and 2004                              5

       Notes to Condensed Consolidated Financial Statements (Unaudited)      6

 2     Management's Discussion and Analysis of Financial Condition and
       Results of Operations                                                12

 3     Quantitative and Qualitative Disclosures About Market Risk           32

 4     Controls and Procedures                                              32

                           PART II - OTHER INFORMATION

 1     Legal Proceedings                                                    32

 2     Unregistered Sales of Equity Securities and Use of Proceeds          33

 6     Exhibits                                                             33

       Signatures                                                           34

       Index to Exhibits                                                    35

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          September 30,   December 31,
                                                               2005           2004
                                                          -------------   ------------
                                                             (Dollars in thousands)
      ASSETS
Fixed maturity securities:                                 $ 6,500,533     $ 6,023,696
   Available-for-sale at fair value (amortized cost
      of $5,980,945 and $5,634,757 at
      September 30, 2005 and December 31, 2004,
      respectively)
Mortgage loans on real estate                                  633,900         609,292
Policy loans                                                   934,275         957,564
Funds withheld at interest                                   3,277,758       2,734,655
Short-term investments                                          34,151          31,964
Other invested assets                                          233,407         207,054
                                                           -----------     -----------
      Total investments                                     11,614,024      10,564,225
Cash and cash equivalents                                      142,072         152,095
Accrued investment income                                       97,030          58,076
Premiums receivable                                            387,083         376,298
Reinsurance ceded receivables                                  510,607         434,264
Deferred policy acquisition costs                            2,456,813       2,225,974
Other reinsurance balances                                     151,801         159,440
Other assets                                                    90,486          77,757
                                                           -----------     -----------
      Total assets                                         $15,449,916     $14,048,129
                                                           ===========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                     $ 4,563,386     $ 4,097,722
Interest sensitive contract liabilities                      5,365,002       4,900,600
Other policy claims and benefits                             1,447,734       1,316,225
Other reinsurance balances                                     182,658         247,164
Deferred income taxes                                          625,794         561,985
Other liabilities                                              177,589          81,209
Short-term debt                                                126,593          56,078
Long-term debt                                                 276,368         349,704
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Company                      158,517         158,417
                                                           -----------     -----------
      Total liabilities                                     12,923,641      11,769,104

Commitments and contingent liabilities                              --              --

Stockholders' Equity:
   Preferred stock (par value $.01 per share;
      10,000,000 shares authorized; no shares
      issued or outstanding)                                        --              --
   Common stock (par value $.01 per share;
      140,000,000 shares authorized; 63,128,273
      shares issued at September 30, 2005 and
      December 31, 2004)                                           631             631
   Warrants                                                     66,915          66,915
   Additional paid-in-capital                                1,050,679       1,046,515
   Retained earnings                                           985,676         846,572
   Accumulated other comprehensive income:
      Accumulated currency translation adjustment,
         net of income taxes                                    90,934          93,691
      Unrealized appreciation of securities, net of
         income taxes                                          345,596         244,675
                                                           -----------     -----------
         Total stockholders' equity before treasury
            stock                                            2,540,431       2,298,999
   Less treasury shares held of 487,640 and 683,245 at
      cost at September 30, 2005 and
      December 31, 2004, respectively                          (14,156)        (19,974)
                                                           -----------     -----------
      Total stockholders' equity                             2,526,275       2,279,025
                                                           -----------     -----------
      Total liabilities and stockholders' equity           $15,449,916     $14,048,129
                                                           ===========     ===========

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three months ended September 30,   Nine months ended September 30,
                                                          --------------------------------   -------------------------------
                                                                  2005        2004                  2005         2004
                                                               ----------   --------             ----------   ----------
                                                                     (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                                $  973,532   $819,454             $2,806,706   $2,430,636
   Investment income, net of related expenses                     166,456    144,582                469,793      412,327
   Investment related gains, net                                    2,659        664                 19,588       31,771
   Change in value of embedded derivatives                          3,536    (18,610)                 6,180          384
   Other revenues                                                  12,234     13,374                 43,698       39,983
                                                               ----------   --------             ----------   ----------
      Total revenues                                            1,158,417    959,464              3,345,965    2,915,101

BENEFITS AND EXPENSES:
   Claims and other policy benefits                               774,336    641,618              2,340,319    1,923,474
   Interest credited                                               59,919     47,336                153,587      138,686
   Policy acquisition costs and other insurance expenses          158,698    148,090                460,529      425,315
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                       3,858    (13,209)                 5,962        4,284
   Other operating expenses                                        37,992     36,868                109,030      105,293
   Interest expense                                                10,052      9,655                 29,832       28,735
                                                               ----------   --------             ----------   ----------
      Total benefits and expenses                               1,044,855    870,358              3,099,259    2,625,787
      Income from continuing operations before
         income taxes                                             113,562     89,106                246,706      289,314
   Provision for income taxes                                      40,043     31,107                 80,763       99,931
                                                               ----------   --------             ----------   ----------
      Income from continuing operations                            73,519     57,999                165,943      189,383
   Discontinued operations:
      Loss from discontinued accident and health
         operations, net of income taxes                           (5,890)   (18,604)                (9,940)     (22,551)
                                                               ----------   --------             ----------   ----------
      Income before cumulative effect of change in
         accounting principle                                      67,629     39,395                156,003      166,832
   Cumulative effect of change in accounting principle,
      net of income taxes                                              --         --                     --         (361)
                                                               ----------   --------             ----------   ----------
      Net income                                               $   67,629   $ 39,395             $  156,003   $  166,471
                                                               ==========   ========             ==========   ==========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                           $     1.17   $   0.93             $     2.65   $     3.04
   Discontinued operations                                          (0.09)     (0.30)                 (0.16)       (0.36)
   Cumulative effect of change in accounting principle                 --         --                     --        (0.01)
                                                               ----------   --------             ----------   ----------
      Net income                                               $     1.08   $   0.63             $     2.49   $     2.67
                                                               ==========   ========             ==========   ==========
DILUTED EARNINGS PER SHARE:
   Income from continuing operations                           $     1.15   $   0.92             $     2.60   $     3.02
   Discontinued operations                                          (0.09)     (0.29)                 (0.15)       (0.36)
   Cumulative effect of change in accounting principle                 --         --                     --        (0.01)
                                                               ----------   --------             ----------   ----------
      Net income                                               $     1.06   $   0.63             $     2.45   $     2.65
                                                               ==========   ========             ==========   ==========
DIVIDENDS DECLARED PER SHARE                                   $     0.09   $   0.06             $     0.27   $     0.18
                                                               ==========   ========             ==========   ==========

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months ended
                                                                               September 30,
                                                                         -------------------------
                                                                             2005          2004
                                                                         -----------   -----------
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   156,003   $   166,471
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                           (38,872)      (44,179)
         Premiums receivable                                                 (14,789)       90,143
         Deferred policy acquisition costs                                  (259,075)     (316,616)
         Reinsurance ceded balances                                          (76,343)       36,655
         Future policy benefits, other policy claims and benefits, and
            other reinsurance balances                                       538,515       514,368
         Deferred income taxes                                                23,129        61,929
         Other assets and other liabilities, net                              75,846        19,551
      Amortization of net investment discounts and other                     (29,560)      (26,887)
      Investment related gains, net                                          (19,597)      (31,771)
      Other, net                                                               5,633        (8,410)
                                                                         -----------   -----------
Net cash provided by operating activities                                    360,890       461,254

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of fixed maturity securities - available for sale                 1,176,186       867,516
   Maturities of fixed maturity securities - available for sale               41,346        30,059
   Purchases of fixed maturity securities - available for sale            (1,483,955)   (1,352,736)
   Sales of mortgage loans                                                        --        13,927
   Cash invested in mortgage loans on real estate                            (47,280)     (105,870)
   Cash invested in policy loans                                              (8,294)       (9,293)
   Cash invested in funds withheld at interest                               (65,211)       30,922
   Principal payments on mortgage loans on real estate                        22,093        20,310
   Principal payments on policy loans                                         31,582         6,995
   Change in short-term investments and other invested assets                (29,087)      (49,329)
                                                                         -----------   -----------
Net cash used in investing activities                                       (362,620)     (547,499)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                                 (16,899)      (11,208)
   Net borrowings under credit agreements                                         --         4,600
   Exercise of stock options                                                   4,977         8,176
   Excess deposits (payments) on universal life and other
      investment type policies and contracts                                   6,087       129,387
                                                                         -----------   -----------
Net cash provided by (used in) financing activities                           (5,835)      130,955
Effect of exchange rate changes                                               (2,458)          (90)
                                                                         -----------   -----------
Change in cash and cash equivalents                                          (10,023)       44,620
Cash and cash equivalents, beginning of period                               152,095        84,586
                                                                         -----------   -----------
Cash and cash equivalents, end of period                                 $   142,072   $   129,206
                                                                         ===========   ===========
Supplementary information:
   Cash paid for interest                                                $    30,292   $    22,767
   Cash paid for income taxes                                            $    78,368   $    22,330
   Non-cash transfer from funds withheld at interest to fixed
      maturity securities                                                $        --   $   606,040

           See accompanying notes to condensed consolidated financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K ("2004 Annual Report") filed with the Securities and Exchange Commission on March 3, 2005, as amended.

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

                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                             ------------------   -------------------
                                                               2005      2004       2005       2004
                                                             -------   -------    --------   --------
(dollars in thousands, except per share information)
Net income as reported                                       $67,629   $39,395    $156,003   $166,471
   Add compensation expense included in net income, net of
      income taxes                                             1,122       674       3,364      1,862
   Deduct total fair value of compensation expense for all
      awards, net of income taxes                             (1,475)   (1,136)     (4,425)    (3,407)
                                                             -------   -------    --------   --------
      Pro forma net income                                   $67,276   $38,933    $154,942   $164,926
Net income per share:
   As reported - basic                                       $  1.08   $  0.63    $   2.49   $   2.67
   Pro forma - basic                                         $  1.07   $  0.62    $   2.47   $   2.65
   As reported - diluted                                     $  1.06   $  0.63    $   2.45   $   2.65
   Pro forma - diluted                                       $  1.06   $  0.62    $   2.43   $   2.63
                                                             =======   =======    ========   ========

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                      ------------------   -------------------
                                                         2005      2004      2005       2004
                                                       -------   -------   --------   --------
Earnings:
   Income from continuing operations (numerator for
      basic and diluted calculations)                  $73,519   $57,999   $165,943   $189,383
Shares:
   Weighted average outstanding shares (denominator
      for basic calculation)                            62,640    62,336     62,607     62,274

   Common equivalent shares                              1,013       535      1,149        476
                                                       -------   -------   --------   --------
   Denominator for diluted calculation                  63,653    62,871     63,756     62,750
Earnings per share:
   Basic                                               $  1.17   $  0.93   $   2.65   $   3.04
   Diluted                                             $  1.15   $  0.92   $   2.60   $   3.02
                                                       =======   =======   ========   ========

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and nine months ended September 30, 2005, approximately 0.3 million stock options and 0.3 million performance contingent shares were excluded from the calculation. For the three and nine months ended September 30, 2004, all outstanding stock options were included in the calculation of common equivalent shares, while approximately 0.1 million performance contingent shares and all outstanding warrants were excluded from the calculation.

3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2005       2004       2005       2004
                                                          --------   --------   --------   --------
Net income                                                $ 67,629   $ 39,395   $156,003   $166,471
Accumulated other comprehensive
   income (expense), net of income tax:
   Unrealized gains (losses), net of reclassification
   adjustment for gains (losses) included in net income    (43,834)   106,330    100,921     10,830
Foreign currency items                                      25,541     16,166     (2,757)    (6,610)
                                                          --------   --------   --------   --------
   Comprehensive income                                   $ 49,336   $161,891   $254,167   $170,691
                                                          ========   ========   ========   ========

4.   SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the 2004 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets other than internally developed software. As of September

30, 2005, the carrying value of internally developed software was approximately $18.9 million. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Information related to total revenues and income (loss) from continuing operations before income taxes for each reportable segment are summarized below (dollars in thousands).

                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                         SEPTEMBER 30,           SEPTEMBER 30,
                                    ---------------------   -----------------------
                                       2005        2004        2005         2004
                                    ----------   --------   ----------   ----------
TOTAL REVENUES
   U.S                              $  750,212   $636,256   $2,136,167   $1,949,789
   Canada                              119,998     84,323      331,449      261,965
   Europe & South Africa               139,752    119,277      419,047      362,958
   Asia Pacific                        143,605    107,581      422,371      305,845
   Corporate & Other                     4,850     12,027       36,931       34,544
                                    ----------   --------   ----------   ----------
      Total                         $1,158,417   $959,464   $3,345,965   $2,915,101
                                    ==========   ========   ==========   ==========

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES
   U.S                              $   88,198   $ 72,031   $  184,738   $  218,088
   Canada                               22,069     15,835       66,557       52,966
   Europe & South Africa                15,376      9,577       23,493       27,666
   Asia Pacific                          3,948     (1,406)      22,551       10,085
   Corporate & Other                   (16,029)    (6,931)     (50,633)     (19,491)
                                    ----------   --------   ----------   ----------
      Total                         $  113,562   $ 89,106   $  246,706   $  289,314
                                    ==========   ========   ==========   ==========

U.S., Canada, and Asia Pacific assets increased approximately $1.1 billion, $436.8 million, and $212.1 million, respectively, from the amounts disclosed in
Note 16 of the 2004 Annual Report, primarily due to continued growth in these segments.

5.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company has commitments to fund investments in limited partnerships in the amount of $33.3 million at September 30, 2005. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the condensed consolidated balance sheets.

The Company is currently a party to two arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one arbitration related to its life reinsurance business. As of September 30, 2005, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $21.5 million, which is $20.8 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that may have asserted claims or indicated that they anticipate asserting claims in the future against the Company in the amount of $11.7 million, which is $8.6 million in excess of the amounts held in reserve or retroceded by the Company as of September 30, 2005. These claims appear to relate to personal accident business (including London market excess of loss business) and workers' compensation carve-out business. Depending upon the audit findings or other developments in these cases, they could result in litigation or arbitrations in the future. See Note 20, "Discontinued Operations" of the 2004 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company has reinsured privately-owned pension funds that were formed as a result of reform and privatization of Argentina's social security system. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina during 2001 because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced. It is the Company's position that certain actions of the Argentine government, which have artificially inflated claim payments and which may affect future results from this business for the Company, constitute violations of the Treaty on Encouragement and Reciprocal Protection of Investments between the Argentine Republic and the United States of America, dated November 14, 1991 (the "Treaty"). The Company has filed a request for arbitration of its dispute relating to these violations pursuant to the Washington Convention of 1965 on the Settlement of Investment Disputes under the auspices of the International Centre for Settlement of Investment Disputes of the World Bank (the "ICSID Arbitration"). The request for arbitration was officially registered in November of 2004. The organizational hearing for the ICSID Arbitration has been set for November 22, 2005.

In addition, because of the regulatory action that has accelerated payment of the deferred disability claims, during the third quarter of 2004, the Company formally notified the Administradoras de Fondos de Jubilaciones y Pensiones ("AFJP") ceding companies that it will no longer make claim payments it believes to be artificially inflated, as it has been doing for some time under a reservation of rights, but rather will pay claims only on the basis of the market value of the AFJP fund units. This formal notification could result in litigation or arbitrations in the future. In the second quarter of 2005, the Company increased the amount of liabilities associated with the AFJP business by $24.0 million, so that the overall amount of the liabilities reflects the Company's current estimate of the value of its obligations. The Company commuted treaties with three of its larger clients during the second and third quarters of 2005 and is in discussions with the remaining clients regarding settlement of all obligations under the remaining treaties. While it is difficult to predict or determine the ultimate outcome of the contemplated ICSID Arbitration, or litigation or arbitrations that may occur in Argentina in the future, or provide useful ranges of potential losses if the Argentine government continues with its present course of action, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company has obtained letters of credit in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. This allows the ceding company to take statutory reserve credits. The letters of credit issued by banks represent a guarantee of payment under the reinsurance agreements. At September 30, 2005 and December 31, 2004, there were approximately $17.4 million and $32.6 million, respectively, of outstanding letters of credit in favor of third-party entities. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. As of September 30, 2005 and December 31, 2004, $304.5 million and $370.5 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. On September 29, 2005 the Company entered into a five-year, syndicated credit facility with an overall capacity of $600.0 million. The Company may borrow up to $300.0 million of cash under the facility. The amount of the overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Bank of New York is the administrative agent for the credit facility. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. There were no letters of credit outstanding against this credit facility at September 30, 2005. Fees associated with the company's other letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees of its subsidiaries' performance for the payment of amounts due under certain credit facilities, trust preferred securities and reinsurance treaties, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. Treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $251.5 million and $285.4 million as of September 30, 2005 and December 31, 2004, respectively, and are reflected on the Company's consolidated balance sheet as future policy benefits. Guarantees related to trust preferred securities and credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2005, RGA's exposure related to these guarantees was $185.2 million.

6.   EMPLOYEE BENEFIT PLANS..

The components of net periodic benefit costs were as follows (dollars in thousands):

                                          FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                          --------------------   -------------------
                                              2005    2004          2005     2004
                                             -----   -----         ------   ------
NET PERIODIC PENSION BENEFIT COST:
   Service cost                              $ 513   $ 486         $1,536   $1,370
   Interest cost                               397     325          1,191      956
   Expected return on plan assets             (289)   (364)          (867)    (750)
   Amortization of prior service cost            7       4             22       22
   Amortization of prior actuarial loss         88      15            265      100
                                             -----   -----         ------   ------
Net periodic pension benefit cost            $ 716   $ 466         $2,147   $1,698
                                             =====   =====         ======   ======

NET PERIODIC OTHER BENEFITS COST:
   Service cost                              $ 208   $  95         $  413   $  283
   Interest cost                               185      91            383      273
   Expected return on plan assets               --      --             --       --
   Amortization of prior service cost           --      --             --       --
   Amortization of prior actuarial loss        118      17            153       53
                                             -----   -----         ------   ------
Net periodic other benefits cost             $ 511   $ 203         $  949   $  609
                                             =====   =====         ======   ======

The Company paid $1.7 million in pension contributions during the first quarter of 2005 and expects this to be the only contribution for the year.

7.   FINANCING ACTIVITIES

On September 29, 2005 the Company entered into a five-year, syndicated credit facility with an overall capacity of $600.0 million. The Company may borrow up to $300.0 million of cash under the facility. The amount of the overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Bank of New York is the administrative agent for the credit facility. Interest on borrowings is based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the agreement. Fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. The Company immediately borrowed $50.0 million under the facility, using the funds to prepay the outstanding debt under a $175.0 million credit facility held by the Company, which was due to expire in May 2006. As of September 30, 2005, the Company had $50.0 million outstanding under this new facility at an average interest rate of 4.30%. The credit agreement is unsecured but contains affirmative, negative and financial covenants customary for financings of this type.

8.   NEW ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue FASB Staff Position Paper ("FSP") 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("FSP 115-1"), superceding EITF 03-1 and EITF Topic D-44, Recognition of Other-Than-Temporary Impairment on the Planned Sale of a Security Whose Cost Exceeds Fair Value ("Topic D-44"). FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF 03-1 and replace those paragraphs with references to already existing guidance. FSP 115-1 will also clarify and codify the guidance set forth in Topic D-44. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect. Therefore, FSP 115-1 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 ("SFAS 154"). The Statement is a result of a broader effort by the FASB to converge standards with the International Accounting Standards Board ("IASB"). The Statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be reported as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

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

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes increased $24.5 million, or 27.4%, and decreased $42.6 million, or 14.7%, for the third quarter and first nine months of 2005, respectively. The third quarter increase was primarily due to higher revenues and better than expected mortality in the U.S. while the nine-month decrease was primarily due to higher claims levels in the U.S. and the UK along with an increase to reserves for the Argentine pension business, which is currently in run-off. Consolidated net premiums increased $154.1 million, or 18.8%, and $376.1 million, or 15.5% during the third quarter and first nine months of 2005.

Consolidated investment income, net of related expenses, increased $21.9 million, or 15.1%, and $57.5 million, or 13.9%, during the third quarter and first nine months of 2005, respectively, due to a larger invested asset base. Invested assets as of September 30, 2005 totaled $11.6 billion, a 15.9% increase over September 30, 2004. The average yield earned on investments excluding funds withheld decreased to 5.89% during the third quarter of 2005 from 6.03% for the third quarter of 2004. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, the timing of interest or dividend payments on certain investments and changes in the mix of our underlying investments. Investment income and a portion of realized gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The effective tax rate on a consolidated basis was 35.3% for the third quarter and 32.7% for the first nine months of 2005, compared to 34.9% and 34.5% for the comparable prior-year periods. The lower rate in the first nine months was due to the utilization of tax loss carryforwards of $3.1 million, for which no prior financial statement tax benefit had been taken.

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

We periodically review actual historical experience and relative anticipated experience compared to the assumptions used to establish aggregate policy reserves. Further, we establish premium deficiency reserves if actual and anticipated experience indicates that existing aggregate policy reserves, together with the present value of future gross premiums, are not sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established through a charge to income, as well as a reduction to unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase to future policy benefits. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of our reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. If our assumptions, particularly on mortality, are inaccurate, our reserves may be inadequate to pay claims and there could be a material adverse effect on our results of operations and financial condition.

Other policy claims and benefits include claims payable for incurred but not reported losses, which are determined using case-basis estimates and lag studies of past experience. These estimates are periodically reviewed and any adjustments to such estimates, if necessary, are reflected in current operations. The time lag from the date of the claim or death to the date when the ceding company reports the claim to us can vary significantly by ceding company and business segment, but averages around
2.5 months on a consolidated basis. We update our analysis of incurred but not reported claims, including lag studies, on a periodic basis and adjust our claim liabilities accordingly. The adjustments in a given period are generally not significant relative to the overall policy liabilities.

We primarily invest in fixed maturity securities, and monitor these fixed maturity securities to determine potential impairments in value. With our external investment managers, we evaluate our intent and ability to hold securities, along with factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, and various other factors. Securities, based on management's judgments, with an other-than-temporary impairment in value are written down to management's estimate of fair value.

Differences in experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on our results of operations and financial condition.

The Company is currently a party to various litigation and arbitrations. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or even to provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in a particular quarter or year. See Note 20, "Discontinued Operations" of the 2004 Annual Report for more information.

Further discussion and analysis of the three and nine month results for 2005 compared to 2004 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current-year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS)

                                                                                            NON-TRADITIONAL
                                                                                        -----------------------     TOTAL
                                                                                          ASSET-     FINANCIAL       U.S.
                                                                          TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                                          -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                                            $610,342      $ 1,147       $   --      $611,489
   Investment income, net of related expenses                                65,328       61,227           18       126,573
   Investment related gains (losses), net                                       (68)         401           --           333
   Change in value of embedded derivatives                                       --        3,536           --         3,536
   Other revenues                                                               939        2,116        5,226         8,281
                                                                           --------      -------       ------      --------
      Total revenues                                                        676,541       68,427        5,244       750,212

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                         484,493          859            3       485,355
   Interest credited                                                         13,553       45,828           --        59,381
   Policy acquisition costs and other insurance expenses                     87,861       12,277          660       100,798
   Change in deferred acquisition costs associated with change in value
      of embedded derivatives                                                    --        3,858           --         3,858
   Other operating expenses                                                  10,161        1,174        1,287        12,622
                                                                           --------      -------       ------      --------
      Total benefits and expenses                                           596,068       63,996        1,950       662,014
      Income before income taxes                                           $ 80,473      $ 4,431       $3,294      $ 88,198
                                                                           ========      =======       ======      ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS)

                                                                                            NON-TRADITIONAL
                                                                                        -----------------------
                                                                                          ASSET-     FINANCIAL      TOTAL
                                                                          TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
                                                                          -----------   ---------   -----------   ---------
REVENUES:
   Net premiums                                                            $538,524     $  1,227       $   --     $539,751
   Investment income, net of related expenses                                53,305       53,134           14      106,453
   Investment related losses, net                                              (840)        (966)          --       (1,806)
   Change in value of embedded derivatives                                       --      (18,610)          --      (18,610)
   Other revenues                                                               928        2,644        6,896       10,468
                                                                           --------     --------       ------     --------
      Total revenues                                                        591,917       37,429        6,910      636,256

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                         412,021        7,831            2      419,854
   Interest credited                                                         12,073       34,652           --       46,725
   Policy acquisition costs and other insurance expenses                     87,121        7,201        2,349       96,671
   Change in deferred acquisition costs associated with change in value
      of embedded derivatives                                                    --      (13,209)          --      (13,209)
   Other operating expenses                                                  11,695        1,295        1,194       14,184
                                                                           --------     --------       ------     --------
      Total benefits and expenses                                           522,910       37,770        3,545      564,225
      Income (loss) before income taxes                                    $ 69,007     $   (341)      $3,365     $ 72,031
                                                                           ========     ========       ======     ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS)

                                                                             NON-TRADITIONAL
                                                                         -----------------------
                                                                           ASSET-     FINANCIAL       TOTAL
                                                           TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
                                                           -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                             $1,752,031    $  3,488     $    --     $1,755,519
   Investment income, net of related expenses                  180,034     162,044          51        342,129
   Investment related gains, net                                 1,141       2,061          --          3,202
   Change in value of embedded derivatives                          --       6,180          --          6,180
   Other revenues                                                2,793       5,960      20,384         29,137
                                                            ----------    --------     -------     ----------
      Total revenues                                         1,935,999     179,733      20,435      2,136,167

BENEFITS AND EXPENSES:
   Claims and other policy benefits                          1,464,773       4,109           5      1,468,887
   Interest credited                                            41,863     109,809          --        151,672
   Policy acquisition costs and other insurance expenses       243,610      37,787       6,230        287,627
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                       --       5,962          --          5,962
   Other operating expenses                                     29,464       3,748       4,069         37,281
                                                            ----------    --------     -------     ----------
      Total benefits and expenses                            1,779,710     161,415      10,304      1,951,429
      Income before income taxes                            $  156,289    $ 18,318     $10,131     $  184,738
                                                            ==========   =========     =======     ==========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (IN THOUSANDS)

                                                                             NON-TRADITIONAL
                                                                         -----------------------
                                                                           ASSET-     FINANCIAL       TOTAL
                                                           TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
                                                           -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                             $1,599,864   $  3,599      $    --     $1,603,463
   Investment income, net of related expenses                  161,332    146,096          129        307,557
   Investment related gains (losses), net                       10,380     (1,643)          --          8,737
   Change in value of embedded derivatives                          --        384           --            384
   Other revenues                                                3,193      6,221       20,234         29,648
                                                            ----------   --------      -------     ----------
      Total revenues                                         1,774,769    154,657       20,363      1,949,789

BENEFITS AND EXPENSES:
   Claims and other policy benefits                          1,272,335     10,056            2      1,282,393
   Interest credited                                            36,268    100,850           --        137,118
   Policy acquisition costs and other insurance expenses       235,266     23,330        6,923        265,519
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                       --      4,284           --          4,284
   Other operating expenses                                     34,760      3,482        4,145         42,387
                                                            ----------   --------      -------     ----------
      Total benefits and expenses                            1,578,629    142,002       11,070      1,731,701
      Income before income taxes                            $  196,140   $ 12,655      $ 9,293     $  218,088
                                                            ==========   ========      =======     ==========

Income before income taxes for the U.S. operations segment totaled $88.2 million and $184.7 million for the third quarter and first nine months of 2005, respectively, compared to $72.0 million and $218.1 million for comparable prior-year periods. The decrease in income for the first nine months of 2005 can be largely attributed to the unfavorable mortality experienced in the first six months of 2005.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the third quarter and first nine months of 2005, this sub-segment added $56.7 billion and $140.9 billion face amount, respectively, of new business compared to $39.3 billion and

$135.2 billion for the same periods in 2004. Management believes industry consolidation and the trend toward reinsuring mortality risks should continue to provide opportunities for growth.

Income before income taxes for U.S. Traditional reinsurance increased 16.6% for the quarter over the same prior-year period, while year to date, income was down 20.3% compared to the prior year. The year over year decrease was primarily due to unfavorable mortality experience in the first six months of the year. This unfavorable experience was somewhat offset in the third quarter of 2005 when claim activity was favorable. In addition to the improved mortality experience in the third quarter, the increase over prior year can be attributed to growth in net premiums and net realized investment gains. Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 79.4% for the third quarter and 83.6% for the first nine months of 2005. The loss ratios for the same periods of the prior year were 76.5% and 79.5%, respectively. As stated above, the first six months of 2005 showed an increase in the severity of claims in excess of $1.0 million per claim, which was the primary contributor to this increased loss ratio.

Net premiums for U.S. Traditional reinsurance increased 13.3% and 9.5% for the third quarter and first nine months of 2005, respectively. This increase in net premiums was driven by the growth of total U.S. business in force, which totaled just over $1.0 trillion as of September 30, 2005, a 6.9% increase over the amount in force on September 30, 2004.

Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the third quarter of 2005, investment income in the sub-segment totaled $65.3 million, a 22.6% increase over same prior-year period. Year to date in 2005, investment income increased 11.6% over the first nine months of 2004. The increase in both periods is due to growth in the invested asset base.

Mortality experience for the first six months of 2005 was unfavorable, due primarily to the level of claims in excess of $1.0 million per claim. The third quarter, however, reflected favorable mortality experience. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the third quarter and first nine months of 2005 totaled $13.6 million and $41.9 million, respectively, compared to $12.1 million and $36.3 million for the same periods in 2004.

Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 14.4% for the third quarter and 13.9% for the first nine months of 2005. Comparable ratios for third quarter and the first nine months of 2004 were 16.2% and 14.7%, respectively. Overall, these ratios are expected to fluctuate due to varying allowance levels within coinsurance-type arrangements, as well as the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses, as a percentage of net premiums, were 1.7% for the third quarter and first nine months of 2005, a slight decrease from 2.2% in the prior-year periods. The first nine months of 2004 reflect expenses associated with transferring the Allianz business to RGA. The expense ratio is expected to fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain reasonably constant over the long term.

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

In accordance with the provisions of SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"), we recorded a change in value of embedded derivatives of $3.5 million and $6.2 million within revenues for the third quarter and first nine months of 2005, respectively and $3.9 million and $6.0 million of change in deferred acquisition costs associated with the change in the value of embedded derivatives. We recorded a change in value of embedded derivatives of $(18.6) million and $0.4 million within revenues for the third quarter and first nine months of 2004, respectively and $(13.2) million and $4.3 million of change in deferred acquisition costs associated with the change in the value of embedded derivatives.

The Asset Intensive business reported income before income taxes of $4.4 million and $18.3 million for the third quarter and first nine months of 2005. Comparable figures for the same periods in 2004 were $(0.3) million and $12.7 million, respectively. The increase in income for the third quarter and first nine months was primarily attributed to Issue B36, which resulted in an additional $5.1 million and $4.1 million, respectively, of income.

Total revenues increased $31.0 million from third quarter 2004, and $25.1 million from the first nine months of 2004. The primary reason for this increase was the change in fair value of embedded derivatives, which increased $22.1 million quarter to quarter and $5.8 million nine months to nine months. The fair value of embedded derivatives is tied primarily to movements in credit spreads, therefore, the value may fluctuate significantly. Additionally, investment income increased $8.1 million and $15.9 million for third quarter and the first nine months of 2005, respectively. A larger asset base in this segment contributed to this increase.

The average invested asset base supporting this segment grew from $3.4 billion in the third quarter of 2004 to $3.9 billion for the third quarter of 2005. The growth in the asset base is primarily driven by new business written on one existing annuity treaty. Invested assets outstanding as of September 30, 2005 and 2004 were $4.0 billion and $3.5 billion, of which $2.3 billion and $1.7 billion were funds withheld at interest, respectively. Of the $2.3 billion total funds withheld balance as of September 30, 2005, 85.5% of the balance is associated with one client.

Total expenses, which are comprised primarily of interest credited, policy benefits, and acquisition costs increased $26.2 million, or 69.4%, from the third quarter of 2004, and $19.4 million or 13.7% from the first nine months of 2004. Quarter over quarter, this increase is primarily the result of the change in the amortization of deferred acquisition costs relating to Issue B36. Expenses relating to Issue B36 increased $17.1 million from third quarter 2004. As stated above, significant fluctuations may occur as the fair value of the derivatives is tied primarily to movements in the credit spreads affecting the underlying funds withheld investment portfolios. The increase nine months to nine months can be attributed mainly to the increase in amortization of deferred acquisition costs primarily related to higher investment spreads.

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

Income before income taxes decreased 2.1%, during the third quarter of 2005 compared to the same period in 2004, but increased 9.0% for the first nine months of 2005 compared to same period in the prior year. Year over year, the increase can be primarily attributed to the net fees earned on two transactions recorded in late 2004.

At September 30, 2005 and 2004, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.5 billion and $1.3 billion, respectively. The pre-tax statutory surplus includes all business assumed or brokered by the Company. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products.

                                                FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                --------------------------   -------------------------
                                                      2005       2004             2005       2004
                                                    --------   -------          --------   --------
(in thousands)
REVENUES:
   Net premiums                                     $ 89,074   $59,231          $239,684   $181,209
   Investment income, net of related expenses         30,211    25,142            87,784     72,559
   Investment related gains (losses), net              1,032       (19)            4,247      8,159
   Other revenues                                       (319)      (31)             (266)        38
                                                    --------   -------          --------   --------
      Total revenues                                 119,998    84,323           331,449    261,965

BENEFITS AND EXPENSES:
   Claims and other policy benefits                   73,810    59,568           216,707    178,433
   Interest credited                                     266       530               875      1,325
   Policy acquisition costs and other
      insurance expenses                              19,932     5,672            36,310     21,033
   Other operating expenses                            3,921     2,718            11,000      8,208
                                                    --------   -------          --------   --------
      Total benefits and expenses                     97,929    68,488           264,892    208,999
      Income before income taxes                    $ 22,069   $15,835          $ 66,557   $ 52,966
                                                    ========   =======          ========   ========

Income before income taxes increased by $6.2 million, or 39.4%, and by $13.6 million, or 25.7%, in the third quarter and first nine months of 2005, respectively. The increases in 2005 were primarily the result of favorable mortality experience in the current year. In addition, the Canadian dollar was stronger against the U.S. dollar in 2005 than in 2004, causing an increase in 2005 of $1.7 million, or 10.8%, and $5.0 million, or 9.4%, in the third quarter and first nine months, respectively, in income before income taxes. The increase in the first nine months was offset by a decrease in realized investment gains of $3.9 million, or a 47.9% decrease.

Net premiums increased by $29.8 million, or 50.4%, and $58.5 million, or 32.3%, in the third quarter and first nine months of 2005, respectively. The increase is primarily due to new business from new and existing treaties. Approximately $12.0 million of the premium increase represents the effect of an inforce treaty that was executed this quarter on a retroactive basis. In addition, a stronger Canadian dollar resulted in an increase in net premiums of $7.2 million or 12.2% and $18.9 million or 10.4% in the third quarter and the first nine months, respectively, in 2005 relative to 2004. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $5.1 million, or 20.2%, and $15.2 million, or 21.0%, in the third quarter and the first nine months of 2005, respectively. Investment performance varies with the composition of investments. In the third quarter of 2005, the increase in investment income was mainly the result of a stronger Canadian dollar, which resulted in an increase of $2.3 million, an increase in the invested asset base due to operating cash flows on traditional reinsurance, which resulted in an increase of $1.2 million, and interest on an increasing amount of funds withheld at interest related to one treaty, which resulted in an increase of $0.6 million. In the first nine months of 2005, the increase in investment income was mainly the result of a stronger Canadian dollar, which resulted in an increase of $6.5 million, an increase in the invested asset base due to operating cash flows on traditional reinsurance, which resulted in an increase of $3.0 million, and interest on an increasing amount of funds withheld at interest related to one treaty, which resulted in an increase of $1.7 million. Investment income also includes an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The amount of investment income allocated to the Canadian operations was $1.4 million and $5.2 million in the third quarter and first nine months of 2005, respectively, compared to $1.0 million and $3.5 million in the comparable prior-year periods.

Loss ratios for this segment were 82.9% and 90.4% in the third quarter and first nine months of 2005, respectively, compared to 100.6% and 98.5% in the comparable prior-year periods. Excluding creditor business, the loss ratios for this segment were 95.6% and 96.6% in the third quarter and first nine months of 2005, respectively, compared to 102.4% and 101.0% in the comparable prior-year periods. The lower loss ratio for the first nine months of 2005 is primarily due to better mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1998 and 1997. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than the historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 61.9% and 66.2% in the third quarter and first nine months of 2005, respectively, compared to 70.6% and 70.3% in the comparable prior-year periods. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 22.4% and 15.1% in the third quarter and first nine months of 2005, respectively, compared to 9.6% and 11.6% in the prior-year periods. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 13.7% and 10.6% in the third quarter and first nine months of 2005, respectively, compared to 8.3% and 10.2% in the prior-year periods. Policy acquisition costs and other insurance expenses as a percentage of net premiums vary from period to period primarily due to the mix of the business in the segment.

Other operating expenses increased $1.2 million, or 44.3%, and $2.8 million, or 34.0%, in the third quarter and first nine months of 2005, respectively. Other operating expenses as a percentage of net premiums totaled 4.4% and 4.6% in the third quarter and first nine months of 2005, respectively, compared to 4.6% and 4.5% in the prior-year periods.

EUROPE & SOUTH AFRICA OPERATIONS

The Europe & South Africa segment has operations in India, Mexico, Spain, South Africa and the United Kingdom. The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of accelerated critical illness coverage, which pays on the earlier of death or diagnosis of a pre-defined critical illness. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

                                      FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                      --------------------------   -------------------------
                                            2005       2004             2005       2004
                                          --------   --------         --------   --------
(in thousands)
REVENUES:
   Net premiums                           $137,145   $116,873         $411,475   $352,963
   Investment income, net of
      related expenses                       2,127      1,390            7,035      3,797
   Investment related gains, net               391        341              327      4,643
   Other revenues                               89        673              210      1,555
                                          --------   --------         --------   --------
      Total revenues                       139,752    119,277          419,047    362,958

BENEFITS AND EXPENSES:
   Claims and other policy benefits         97,039     76,089          305,488    231,895
   Interest credited                           109         --              662         --
   Policy acquisition costs and
      other insurance expenses              19,595     27,752           68,111     86,625
   Other operating expenses                  7,264      5,480           20,042     15,686
   Interest expense                            369        379            1,251      1,086
                                          --------   --------         --------   --------
      Total benefits and expenses          124,376    109,700          395,554    335,292
      Income before income taxes          $ 15,376   $  9,577         $ 23,493   $ 27,666
                                          ========   ========         ========   ========

Income before income taxes was $15.4 million during the third quarter of 2005 as compared to $9.6 million during the third quarter of 2004. This increase was primarily the result of the growth in premiums and better than expected mortality and morbidity experience. Income before income taxes was $23.5 million for the first nine months of 2005 as compared to $27.7 million for the first nine months of 2004. This decrease was primarily the result of adverse mortality and morbidity experience in the UK operation reported in the second quarter.

Net premiums increased $20.3 million, or 17.3%, during the third quarter compared to the same period last year, and increased $58.5 million or 16.6% during the nine months ended September 30, 2005 compared to the same period last year. This increase was primarily the result of new business from both existing and new treaties, and was affected by the translation effects of the U.S. dollar. Several foreign currencies, particularly the British pound, the euro, and the South African rand weakened against the U.S. dollar and adversely affected net premiums by approximately $2.0 million for the third quarter. These currencies strengthened against the U.S. dollar and contributed approximately $7.4 million to net premiums for the first nine months of 2005. Also, a portion of the growth of net premiums was due to reinsurance of accelerated critical illness, primarily in the UK. Premiums earned during the third quarter and first nine months associated with critical illness coverage totaled $49.2 million and $149.4 million, respectively, compared to $41.2 million and $128.0 million in the prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Investment income increased $0.7 million for the third quarter compared to the same period in 2004, and increased $3.2 million for the nine months ended September 30, 2005 compared to the same period in 2004. These increases were primarily due to growth in the invested assets in the UK and an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes.

Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios increased to 70.8% for the third quarter of 2005 from 65.1% for the third quarter of 2004, and to 74.2% for the nine months ended September 30, 2005 from 65.7% for the nine months ended September 30, 2004. As mentioned above, adverse mortality experience in the UK during the second quarter contributed to the increase in the loss ratio for the nine months ended September 30, 2005. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.3% in the third quarter of 2005 compared to 23.7% in the third quarter of 2004, and 16.6% for the nine months ended September 30, 2005 compared to 24.5% for the nine months ended September 30, 2004. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums. Accordingly, the change in the mixture of business during the current quarter caused the loss ratio to slightly increase and caused the policy acquisition costs and other insurance expenses as a percentage of net premiums to slightly decrease.

Other operating expenses for the quarter increased to 5.3% of net premiums in 2005 from 4.7% in 2004, and for the first nine months it increased to 4.9% from 4.4%. This increase was due to higher costs associated with maintaining and supporting the increase in business. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.

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

                                                           FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------   -------------------------
                                                                2005       2004              2005       2004
                                                              --------   --------          --------   --------
(in thousands)
REVENUES:
   Net premiums                                               $135,336   $103,362           398,562   $291,079
   Investment income, net of related expenses                    7,504      4,398            21,042     11,162
   Investment related gains, net                                    66        244               120        442
   Other revenues                                                  699       (423)            2,647      3,162
                                                              --------   --------          --------   --------
      Total revenues                                           143,605    107,581           422,371    305,845

BENEFITS AND EXPENSES:
   Claims and other policy benefits                            114,059     84,611           315,336    226,836
   Policy acquisition costs and other insurance expenses        17,943     17,514            64,147     50,922
   Other operating expenses                                      7,232      6,478            19,065     16,893
   Interest expense                                                423        384             1,272      1,109
                                                              --------   --------          --------   --------
      Total benefits and expenses                              139,657    108,987           399,820    295,760
      Income (loss) before income taxes                       $  3,948   $ (1,406)         $ 22,551   $ 10,085
                                                              ========   ========          ========   ========

Income (loss) before income taxes increased $5.4 million during the third quarter of 2005, and $12.5 million for the nine months ended September 30, 2005, as compared to the same periods in 2004. Strengthening foreign currencies increased the segment's income before income taxes by approximately $1.7 million for the nine months ending September 30, 2005 although the impact for the third quarter of 2005 was not significant. In addition to the impact of foreign currencies, the increase in income before taxes was primarily the result of strong premium growth, and favorable underwriting results relative to the prior year.

Net premiums grew $32.0 million, or 30.9%, during the current quarter, and $107.5 million, or 36.9%, for the nine months ended September 30, 2005, as compared to the same periods in 2004. This premium growth was primarily the result of continued increases in the volume of business in Australia, Japan and Korea. The reinsurance of accelerated critical illness business, primarily in Australia and Korea, contributed to the increased volume. Net premiums earned from this coverage totaled $12.2 million and $46.5 million for the third quarter and first nine months of 2005, respectively, compared to $8.5 million and $26.7 million in the same periods of 2004. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Several foreign currencies, particularly the Korean won, the Australian dollar and the New Zealand dollar continued to strengthen against the U.S. dollar. The overall effect of the strengthening of local Asia Pacific segment currencies was an increase of approximately $8.0 million in third quarter 2005 net premiums, and an increase of approximately $23.1 million in 2005 year to date net premiums over the comparable prior-year periods.

Net investment income increased $3.1 million in the current quarter compared to the prior-year quarter, and $9.9 million for the nine months ended September 30, 2005 as compared to the same period for 2004. This increase was primarily due to growth in the invested assets in Australia and favorable exchange rates, along with an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues, which include the profit and fees associated with financial reinsurance deals in multiple locations, increased by $1.1 million for the third quarter of 2005, as compared to the same period in 2004, but have decreased by $0.5 million for the nine-month period ending September 30, 2005, as compared to the same period in 2004. The increase for the third quarter was caused primarily by increased business within financial reinsurance treaties in Japan. The decrease year-to-date was caused primarily by the termination of a significant treaty in Korea and in Hong Kong.

Loss ratios were 84.3% and 81.9% for the third quarter of 2005 and 2004, respectively, and 79.1% and 77.9% for the nine months ended September 30, 2005 and September 30, 2004. The current quarter loss ratio was higher than the comparable prior-year period primarily due to adverse mortality in the New Zealand, Hong Kong and Korea markets. Loss ratios for the nine-month period ending September 30, 2005 are slightly higher than the comparable prior year period primarily due to adverse mortality in the Japan market during the first quarter of 2005. Loss ratios for Japan were 98.9% for the nine months ended September 30, 2005, compared to 84.0% for the same period of 2004. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.3% during the third quarter of 2005, and 16.1% for the nine months ended September 30, 2005. The comparable ratios in 2004 were 16.9% for the third quarter, and 17.5% for the nine months ended September 30, 2004. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.

Other operating expenses decreased to 5.3% of net premiums in the current quarter, from 6.3% in the comparable prior-year period, and decreased to 4.8% for the nine months ended September 30, 2005, from 5.8% in the comparable prior-year period. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to be somewhat volatile over periods of time.

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

                                                           FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------   -------------------------
                                                                 2005       2004             2005       2004
                                                               --------   --------         --------   --------
(in thousands)
REVENUES:
   Net premiums                                                $    488   $   237          $  1,466   $  1,922
   Investment income, net of related expenses                        41     7,199            11,803     17,252
   Investment related gains, net                                    837     1,904            11,692      9,790
   Other revenues                                                 3,484     2,687            11,970      5,580
                                                               --------   -------          --------   --------
      Total revenues                                              4,850    12,027            36,931     34,544

BENEFITS AND EXPENSES:
   Claims and other policy benefits                               4,073     1,496            33,901      3,917
   Interest credited                                                163        81               378        243
   Policy acquisition costs and other insurance expenses            430       481             4,334      1,216
   Other operating expenses                                       6,953     8,008            21,642     22,119
   Interest expense                                               9,260     8,892            27,309     26,540
                                                               --------   -------          --------   --------
      Total benefits and expenses                                20,879    18,958            87,564     54,035
      Loss before income taxes                                 $(16,029)  $(6,931)         $(50,633)  $(19,491)
                                                               ========   =======          ========   ========

Loss before income taxes increased $9.1 million and $31.1 million during the three- and nine-month periods ended September 30, 2005, respectively. The increased loss in the third quarter was primarily due to a reduction in investment income and higher claims and other policy benefits partially offset by reduced operating expenses. The decrease in investment income was the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes.

Also contributing to the increase in losses for the nine-month period was a $24.0 million pre-tax increase in the reserves associated with the reinsurance of Argentine pension accounts recorded in the second quarter of 2005.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $5.9 million for the third quarter of 2005 compared to a loss, net of taxes, of $18.6 million for the third quarter of 2004. The decrease in net loss in 2005 was due primarily to a negotiated settlement in 2004 of all disputed claims associated with the Company's largest identified accident and health exposure. As a result of this settlement, the Company's discontinued accident and health operation recorded a $24.0 million pre-tax charge during the third quarter of 2004. As of September 30, 2005, amounts in dispute or subject to audit exceed the Company's reserves by approximately $27.5 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

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

The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of the early recapture of a reinsurance treaty by the ceding company and significantly higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, capital securities or common equity and, if necessary, the sale of invested assets.

Cash Flows

The Company's net cash flows provided by operating activities for the periods ended September 30, 2005 and 2004 were $360.9 million and $461.3 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $100.4 million net decrease in operating cash flows during the nine months of 2005 compared to the same period in 2004 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $271.1 million and $62.8 million, respectively, and was offset by higher operating cash outlays of $434.3 million during the current nine-month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short- and long-term obligations.

Net cash used in investing activities was $362.6 million and $547.5 million in the first nine months of 2005 and the comparable prior-year period, respectively. The decrease in cash used in investing activities and, in particular, the sales of fixed maturity securities, are primarily related to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash used in financing activities was $5.8 million in the first nine months of 2005 and net cash provided by financing activities was $131.0 million in the same period of 2004. This change was largely due to a decrease in excess deposits on universal life and other investment type policies and contracts of $123.3 million.

Debt and Preferred Securities

As of September 30, 2005, the Company had $403.0 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

On September 29, 2005 the Company entered into a five-year, syndicated credit facility with an overall capacity of $600.0 million. The Company may borrow up to $300.0 million of cash under the facility. The amount of the overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Bank of New York is the administrative agent for the credit facility. Interest on borrowings is based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the agreement. Fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. The Company immediately borrowed $50.0 million under the facility, using the funds to prepay the outstanding debt under a $175.0 million credit facility held by the Company, which was due to expire in May 2006. The Company generally may not pay dividends under the credit agreement unless, at the time of declaration and payment, a default would not exist under the agreement. As of September 30, 2005, the Company had $50.0 million outstanding under this facility at an average interest rate of 4.30%. The credit agreement is unsecured but contains affirmative, negative and financial covenants that we believe to be customary for financings of this type.

The average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.43%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%. During the second quarter of 2005, the Company's L15.0 million credit facility expired and was replaced with a new facility with a May 2007 expiration. The capacity and payment schedule are the same and the interest rate is comparable to the expired facility. At September 30, 2005 the maximum amount of borrowings (approximately $26.5 million) were outstanding under this credit facility.

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

The Company's liquidity position (cash and cash equivalents and short-term investments) was $176.2 million and $184.1 million at September 30, 2005 and December 31, 2004, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to help manage its short-term liquidity requirements. These transactions are reported as collateralized financings and the repurchase obligation is a component of other liabilities. There were no agreements outstanding at December 31, 2004, and at September 30, 2005, there were $57.4 million in repurchase agreements outstanding.

Future Liquidity and Capital Needs

Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness and junior subordinated notes, to repurchase RGA common stock under the plan approved by the board of directors, and to meet its other liquidity obligations.

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

INVESTMENTS

The Company had total cash and invested assets of $11.8 billion and $10.2 billion at September 30, 2005 and 2004, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA's Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.89% during the third quarter of 2005, compared with 6.03% for the third quarter of 2004. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the 2004 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of September 30, 2005, approximately 97.6% of the Company's consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 58.0% and 44.3% of fixed maturity securities as of September 30, 2005 and 2004, respectively. These corporate securities had an average Standard and Poor's ("S&P") rating of "A-" at September 30, 2005.

Within the fixed maturity security portfolio, the Company holds approximately $117.2 million in asset-backed securities at September 30, 2005, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company did not record other-than-temporary write-downs on fixed maturity securities for the nine months ending September 30, 2005. During the nine months ending September 30, 2004, the Company recorded other than temporary write-downs of $2.5 million. During the nine months ended September 30, 2005, the Company sold fixed maturity securities with a fair value of $534.5 million, which was below amortized cost, at a loss of $14.1 million.

The following table presents the total gross unrealized losses for 499 fixed maturity securities and equity securities as of September 30, 2005, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                            AT SEPTEMBER 30, 2005
                                        -----------------------------
                                        Gross Unrealized
                                              Losses       % of Total
                                        ----------------   ----------
Less than 20%                                $33,229          100%
20% or more for less than six months              --           --
20% or more for six months or greater             --           --
                                             -------          ---
   Total                                     $33,229          100%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables presents the estimated fair values and gross unrealized losses for the 499 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                            AS OF SEPTEMBER 30, 2005
                                                  ---------------------------------------------------------------------------
                                                                              EQUAL TO OR GREATER
                                                    LESS THAN 12 MONTHS          THAN 12 MONTHS                TOTAL
                                                  -----------------------   -----------------------   -----------------------
                                                                  Gross                     Gross                     Gross
                                                   Estimated   Unrealized    Estimated   Unrealized    Estimated   Unrealized
                                                  Fair Value       Loss     Fair Value      Loss      Fair Value      Loss
                                                  ----------   ----------   ----------   ----------   ----------   ----------
(in thousands)
INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                      $  597,899     $ 9,987      $30,312      $1,342     $  628,211     $11,329
   PUBLIC UTILITIES                                  151,243       2,112        1,877         124        153,120       2,236
   ASSET-BACKED SECURITIES                            35,608         752       16,418         257         52,026       1,009
   CANADIAN AND CANADIAN PROVINCIAL GOVERNMENTS       34,090         215           --          --         34,090         215
   MORTGAGE-BACKED SECURITIES                        929,236      10,996        4,532         155        933,768      11,151
   FINANCE                                           249,540       2,767       17,989         584        267,529       3,351
   U.S. GOVERNMENT AND AGENCIES                       17,808         191           --          --         17,808         191
   MUNICIPALS                                          5,687         132           --          --          5,687         132
   FOREIGN GOVERNMENTS                                88,419         429           --          --         88,419         429
                                                  ----------     -------      -------      ------     ----------     -------
      INVESTMENT GRADE SECURITIES                  2,109,530      27,581       71,128       2,462      2,180,658      30,043
                                                  ----------     -------      -------      ------     ----------     -------

NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                          35,651         837           --          --         35,651         837
   FINANCE                                             7,564         353           --          --          7,564         353
   ASSET-BACKED SECURITIES                             4,500           7           --          --          4,500           7
   PUBLIC UTILITIES                                    1,703           6           --          --          1,703           6
                                                  ----------     -------      -------      ------     ----------     -------
      NON-INVESTMENT GRADE SECURITIES                 49,418       1,203           --          --         49,418       1,203
                                                  ----------     -------      -------      ------     ----------     -------
         TOTAL FIXED MATURITY SECURITIES          $2,158,948     $28,784      $71,128      $2,462     $2,230,076     $31,246
                                                  ==========     =======      =======      ======     ==========     =======
         EQUITY SECURITIES                        $   78,706     $ 1,893      $ 3,358      $   90     $   82,064     $ 1,983
                                                  ==========     =======      =======      ======     ==========     =======

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of September 30, 2005. The unrealized losses did not exceed 11.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, each security whose price has been below market for twelve months or longer is investment grade.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of September 30, 2005.

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

Funds withheld at interest comprised approximately 27.9% and 25.5% of the Company's cash and invested assets as of September 30, 2005 and December 31, 2004, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company's balance sheet. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

Other invested assets represented approximately 2.0% and 1.9% of the Company's cash and invested assets as of September 30, 2005 and December 31, 2004, respectively. Other invested assets include common stock, preferred stocks and limited partnership interests. During the first quarter of 2005, the Company recorded an other-than-temporary writedown of $1.3 million on its investments in limited partnerships due to losses in the underlying holdings. There were no additional other-than-temporary writedowns of investments in limited partnerships in 2005 or 2004.

CONTRACTUAL OBLIGATIONS

The following table displays the Company's contractual obligations that have materially changed since December 31, 2004 (in millions):

                                                       PAYMENT DUE BY PERIOD
                                  --------------------------------------------------------------
Contractual Obligations:                   Less than
                                   Total     1 Year    1 - 3 Years   4 - 5 Years   After 5 Years
                                  ------   ---------   -----------   -----------   -------------
Short-term debt                   $126.6     $126.6       $  --         $  --          $   --
Long-term debt                     276.4         --        26.5          50.0           199.9
Life claims payable (1)            705.5      705.5          --            --              --
Limited partnerships                33.3       33.3          --            --              --
Structured investment contracts     27.4        6.7        11.9           8.8              --
Mortgage purchase commitments       24.1       24.1          --            --              --

(1) Included in the other policy claims and benefits line item in the condensed consolidated balance sheet.

The Company's insurance liabilities, including future policy benefits and interest-sensitive contract liabilities, represent future obligations, where the timing of payment is unknown because the payment depends on an insurable event, such as the death of an insured, or policyholder behavior, such as the surrender or lapse of a policy. These future obligations are established based primarily on actuarial principles and are reflected on the Company's consolidated balance sheet, but have been excluded from the table above due to the uncertain timing of payment.

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

The Company maintains a catastrophe insurance program ("Program") that renews on August 13th of each year. The current Program began August 13, 2005, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $25 million in claims, the Program covers the next $50 million in claims, and the Company retains all claims in excess of $75 million. The Program covers only losses under U.S. guaranteed issue (corporate owned life insurance, bank owned life insurance, etc.) reinsurance programs and includes losses due to acts of terrorism, but excludes losses due to nuclear, chemical and/or biological events. The Program is insured by several insurance companies and Lloyd's Syndicates, with no single entity providing more than $10 million of coverage.

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

MARKET RISK

Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk so the Company's risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. The Company is primarily exposed to interest rate risk and foreign currency risk.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended September 30, 2005 from that disclosed in the 2004 Annual Report.

NEW ACCOUNTING STANDARDS

In June 2005, the FASB completed its review of EITF 03-1. EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS 115, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but will issue FSP 115-1, superceding EITF 03-1 and EITF Topic D-44. FSP 115-1 will nullify the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in paragraphs 10-18 of EITF 03-1 and replace those paragraphs with references to already existing guidance. FSP 115-1 will also clarify and codify the guidance set forth in Topic D-44. FSP 115-1 is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has complied with the disclosure requirements of EITF 03-1, which were effective December 31, 2003 and remain in effect. Therefore, FSP 115-1 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. The Statement is a result of a broader effort by the FASB to converge standards with the IASB. The Statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is impracticable. It also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be reported as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in our financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of our common shares, or its subsidiaries, and the effect of such changes on our future results of operations and financial condition, (3) inadequate risk analysis and underwriting, (4) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in our current and planned markets, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) market or economic conditions that adversely affect our ability to make timely sales of investment securities,
(7) risks inherent in our risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (8) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (9) adverse litigation or arbitration results, (10) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (11) the stability of and actions by governments and economies in the markets in which we operate, (12) competitive factors and competitors' responses to our initiatives, (13) the success of our clients, (14) successful execution of our entry into new markets, (15) successful development and introduction of new products and distribution opportunities, (16) our ability to successfully integrate and operate reinsurance business that we acquire, (17) regulatory action that may be taken by state Departments of Insurance with respect to us, MetLife, or its subsidiaries, (18) our dependence on third parties, including those insurance companies and reinsurers to which we cede some reinsurance, third-party investment managers and others, (19) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where we or our clients do business, (20) changes in laws, regulations, and accounting standards applicable to us, our subsidiaries, or our business, (21) the effect of our status as a holding company and regulatory restrictions on our ability to pay principal of and interest on our debt obligations, and (22) other risks and uncertainties described in this document and in our other filings with the Securities and Exchange Commission ("SEC").

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently a party to two arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one arbitration related to its life reinsurance business. As of September 30, 2005, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $21.5 million, which is $20.8 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. In addition, the Company is in the process of auditing ceding companies that may have asserted claims or indicated that they anticipate asserting claims in the future against the Company in the amount of $11.7 million, which is $8.6 million in excess of the amounts held in reserve or retroceded by the Company as of September 30, 2005. These claims appear to relate to personal accident business (including London market excess of loss business) and workers' compensation carve-out business. Depending upon the audit findings or other developments in these cases, they could result in litigation or arbitrations in the future. See Note 20, "Discontinued Operations," in the Company's 2004 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of September 30, 2005, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 6. EXHIBITS

See index to exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          Reinsurance Group of America, Incorporated


                          By: /s/ A. Greig Woodring             November 7, 2005
                              -------------------------------
                              A. Greig Woodring
                              President & Chief Executive
                              Officer
                              (Principal Executive Officer)


                          By: /s/ Jack B. Lay                   November 7, 2005
                              -------------------------------
                              Jack B. Lay
                              Executive Vice President &
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
 Number   Description
-------   -----------
3.1       Restated Articles of Incorporation, incorporated by reference to
          Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

10.1 Credit Agreement dated as of September 29, 2005 among RGA and certain subsidiaries, as Account Parties, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative
          Agent; Bank of America, N.A., as Syndication Agent; and KeyBank
          National Association, Wachovia Bank, National Association, and
          Deutsche Bank, AG New York Branch, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form
          8-K dated September 29, 2005 (File No. 1-11848), filed October 3,
          2005.

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