Form 10-K
period 2005-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2006-02-27
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                           Name of each exchange
Title of each class                        on which registered
-------------------                        ---------------------
Common Stock, par value $0.01              New York Stock Exchange
Trust Preferred Income Equity Redeemable
   Securities (PIERS(SM)) Units            New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  X  No
    ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or an non-accelerated filer.

Large accelerated filer [X]    Accelerated filer [ ]    Non-accelerated filer[ ]

Indicate by check mark whether the registrant is a shell company.
Yes     No  X
    ---    ---

The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2005, as reported on the New York Stock Exchange was approximately $1.4 billion.

As of January 31, 2006, Registrant had outstanding 61,079,064 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement in connection with the 2006 Annual Meeting of Shareholders ("the Proxy Statement") which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2005, are incorporated by reference in Part III of this Form 10-K.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2005

                                      INDEX

 ITEM                                                                   PAGE
NUMBER                                                              OF THIS FORM
------                                                              ------------
                                     PART I

1.       BUSINESS................................................          4
1A.      RISK FACTORS............................................         17
2.       PROPERTIES..............................................         25
3.       LEGAL PROCEEDINGS.......................................         26
4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....         27

                                  PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
            STOCKHOLDERS MATTERS, AND ISSUER PURCHASES OF EQUITY
            SECURITIES...........................................         27
6.       SELECTED FINANCIAL DATA.................................         28
7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..................         30
7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.................................................         60
8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............         60
9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..................         97
9A.      CONTROLS AND PROCEDURES.................................         97
9B.      OTHER INFORMATION.......................................         99

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......         99
11.      EXECUTIVE COMPENSATION..................................        100
12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........        100
13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........        101
14.      PRINCIPAL ACCOUNTING FEES AND SERVICES..................        101

                                 PART IV

15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES..............        102

Item 1. BUSINESS

A.   OVERVIEW

     Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company that was formed on December 31, 1992. As of December 31, 2005, General American Life Insurance Company ("General American"), a Missouri life insurance company, directly owned approximately 52.8% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

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

     The Company is primarily engaged in traditional life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. The Company's more established operations in the U.S. and Canada contributed approximately 72% of its consolidated net premiums during 2005. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, China, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom. RGA is considered to be one of the leading life reinsurers in the North American market based on amounts of life reinsurance in force. As of December 31, 2005, the Company had approximately $1.7 trillion of life reinsurance in force and $16.2 billion in consolidated assets.

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

     An automatic reinsurance treaty provides that the ceding company will cede risks to a reinsurer on specified blocks of policies where the underlying policies meet the ceding company's underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual policy being reinsured. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with the specified policies written by the ceding company. Automatic reinsurance treaties specify the ceding company's binding limit, which is the maximum amount of risk on a given life that can be ceded automatically and that the reinsurer must accept. The binding limit may be stated either as a multiple of the ceding company's retention or as a stated dollar amount.

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

     Reinsurance agreements, whether facultative or automatic, may provide for recapture rights, which permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time (generally 10 years) or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. The potential adverse effects of recapture rights are mitigated by the following factors: (i) recapture rights vary by treaty and the risk of recapture is a factor that is considered when pricing a reinsurance agreement; (ii) ceding companies generally may exercise their recapture rights only to the extent they have increased their retention limits for the reinsured policies; and (iii) ceding companies generally must recapture all of the policies eligible for recapture under the agreement in a particular year if any are recaptured, which prevents a ceding company from recapturing only the most profitable policies. In addition, when a ceding company increases its retention and recaptures reinsured policies, the reinsurer releases the reserves it maintained to support the recaptured portion of the policies.

     Reinsurers, at their discretion, may place assets in trust to satisfy collateral requirements for certain treaties. As of December 31, 2005, the Company held securities in trust for this purpose with amortized costs of $769.2 million and $1,454.3 million for the benefit of certain subsidiaries and third-party reinsurance treaties, respectively. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under a given treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA were ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.

     Some treaties give the ceding company the right to force the reinsurer to place assets in trust for the ceding company's benefit to support reserve credits, in the event of a downgrade of the reinsurer's ratings to specified levels, generally non-investment grade levels. As of December 31, 2005, the Company had approximately $388.0 million in reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.

B.   CORPORATE STRUCTURE

     RGA is an insurance holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated ("RCM"), RGA Barbados, RGA Canada and RGA Americas, as well as investments in several other wholly-owned subsidiaries. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM's primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by the Company's reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.

     The Company has five main operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of the Company's reinsurance subsidiaries. See "Segments" for more information concerning the Company's operating segments.

Intercorporate Relationships

     General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost for the years ended December 31, 2005, 2004 and 2003 was approximately $1.7 million, $1.0 million and $1.0 million, respectively.

     Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.

     RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2005, 2004 and 2003 of approximately $1.6 million, $3.5 million and $3.2 million, respectively.

     The Company also has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2005, the Company had reinsurance-related assets and liabilities from these agreements totaling $226.9 million and $281.0 million, respectively. Prior year comparable assets and liabilities were $143.2 million and $173.3 million, respectively. Additionally, the Company reflected net premiums from these agreements of approximately $226.7 million, $164.4 million, and $157.9 million in 2005, 2004, and 2003, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $14.7 million, $36.5 million, and $19.4 million in 2005, 2004, and 2003, respectively.

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

                                                          A.M. Best           Moody's Investors   Standard &
                                                        Company (1)              Service (2)      Poor's (3)
                                                ---------------------------   -----------------   ----------
Insurer Financial Strength Ratings
   RGA Reinsurance Company                                   A+                       A1              AA-
   RGA Life Reinsurance Company of Canada                    A+                   Not Rated           AA-
   RGA International Reinsurance Company                 Not Rated                Not Rated           AA-
   RGA Global Reinsurance Company                        Not Rated                Not Rated           AA-
Credit Ratings
   Reinsurance Group of America, Incorporated
      Senior Unsecured                                       a-                      Baa1              A-
      Junior Subordinated Debentures                        bbb                      Baa3             BBB
   RGA Capital Trust I (Preferred Securities)               bbb+                     Baa2             BBB

(1) An A.M. Best Company ("A.M. Best") insurer financial strength rating of "A+ (superior)" is the second highest out of fifteen possible ratings and is assigned to companies that have, in A.M. Best's opinion, a superior ability to meet their ongoing obligations to policyholders. Financial strength ratings range from "A++ (superior)" to "F (in liquidation)."

     A credit rating of "a-" is in the "strong" category and is the seventh highest rating out of twenty-two possible ratings. Ratings of "bbb+" and "bbb" are in the "adequate" category and are the eighth and ninth highest ratings.

(2) A Moody's Investors Service ("Moody's") insurer financial strength rating of "A1 (good)" is the fifth highest rating out of twenty-one possible ratings and indicates that Moody's believes the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future.

     Moody's credit ratings of "Baa1", "Baa2" and "Baa3" are in the "medium-grade" category and represent the eighth, ninth and tenth highest ratings, respectively, out of twenty-two possible ratings. According to Moody's, obligations with these ratings are subject to moderate credit risk.

(3) A Standard & Poor's ("S&P") insurer financial strength rating of "AA- (very strong)" is the fourth highest rating out of twenty-one possible ratings. According to S&P's rating scale, a rating of "AA-" means that, in S&P's opinion, the insurer has very strong financial security characteristics.

     S&P credit ratings of "A-" and "BBB" are in the "strong" and "good" categories, respectively, and represent the seventh and ninth highest ratings, respectively, out of twenty-two possible ratings. According to S&P, an obligation rated "A-" is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher-rated categories. However, the obligor's capacity to meet its financial commitment of the obligation is still strong. According to S&P, an obligation rated "BBB" exhibits adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.

     The ability to write reinsurance partially depends on an insurer's financial condition and its financial strength ratings. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Each of the Company's credit ratings is considered investment grade. RGA's ability to raise capital for its business and the cost of this capital is influenced by its credit ratings. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

     On January 31, 2005, MetLife announced an agreement to purchase Travelers Life & Annuity and substantially all of Citigroup's international insurance business. To help finance that transaction, MetLife indicated that it would consider select asset sales, including its holdings of RGA's common stock. In response to MetLife's announcement, Moody's placed the Company's ratings on review with direction uncertain and S&P placed the Company's ratings on credit watch with negative implications. On July 14, 2005, Moody's reaffirmed the Company's ratings and changed the direction from uncertain to stable. A.M. Best reaffirmed the Company's ratings on August 2, 2005 and changed the outlook from stable to negative due to weakened operating performance during the second quarter of 2005 and uncertainty with respect to future ownership by MetLife.

Regulation

     RGA Reinsurance and RCM; RGA Canada; General American Argentina Seguros de Vida, S.A. ("GA Argentina"); RGA Barbados and RGA Americas; RGA Global Reinsurance Company, Ltd.; RGA Australia; RGA International; Reinsurance Company of South Africa, Limited ("RGA South Africa"); and RGA UK are regulated by authorities in Missouri, Canada, Argentina, Barbados, Bermuda, Australia, Ireland, South Africa, and the United Kingdom, respectively. RGA Reinsurance is also subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Additionally, Missouri law imposes restrictions on the amounts and type of investments that insurance companies like RGA Reinsurance may hold.

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

     The Company's reinsurance subsidiaries are required to file statutory financial statements in each jurisdiction in which they are licensed and may be subject to periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized, or accredited. To date, none of the regulator's reports related to the Company's periodic examinations have contained material adverse findings.

     Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the National Association of Insurance Commissioners ("NAIC") Model Law on Credit for

Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer's state of domicile, or security must be posted for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been passed in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things.

     The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the U.S. for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the U.S.

     In order to reduce the effect of Regulation XXX, RGA Reinsurance has retroceded Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. RGA Reinsurance's statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance's statutory reserve credits and RGA Reinsurance cannot find an alternative source for collateral.

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

     RGA Canada is subject to federal regulation in Canada through the Office of the Superintendent of Financial Institutions ("OSFI"). Among other things, OSFI regulates the level of reserves and capital that must be held by an insurance company. The level of required regulatory reserves in Canada may be significantly higher than the reserves required under U.S. GAAP. In order to reduce its level of regulatory reserves, RGA Canada has entered into various reinsurance agreements with affiliated and unaffiliated reinsurers. In order for RGA Canada to receive statutory reserve credit, the reinsurer must provide collateral, usually in the form of assets in trust or in a collateral account, equal to the capital and reserve credit. RGA Canada's statutory capital may be significantly reduced if the reinsurer is unable to provide the required collateral and RGA Canada cannot find an alternative source for the collateral.

     Capital Requirements

     Risk-Based Capital ("RBC") guidelines promulgated by the NAIC became effective for U.S. insurance companies in 1993. These guidelines, applicable to RGA Reinsurance and RCM, identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance and RCM maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company's operations meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.

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

     Under Missouri insurance laws and regulations, unless (i) certain filings are made with the Missouri Department of Insurance, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Missouri Director of Insurance, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would "control" the insurance holding company. "Control" is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.

     In addition to RGA, the Company owns several international holding companies. These international holding companies are subject to various regulations in their respective jurisdictions.

     Restrictions on Dividends and Distributions

     Current Missouri law (applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an "extraordinary dividend" and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM's and RGA Reinsurance's allowable dividends without prior approval for 2006 are approximately $41.4 million and $97.5 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. Historically, RGA has not relied on dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company's financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.

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

     Default or Liquidation

     In the event of a default on any debt that may be incurred by RGA or the bankruptcy, liquidation, or other reorganization of RGA, the creditors and stockholders of RGA will have no right to proceed against the assets of RCM, RGA Reinsurance, RGA Canada, or other insurance or reinsurance company subsidiaries of RGA. If RCM or RGA Reinsurance were to be liquidated, such liquidation would be conducted by the Missouri Director of Insurance as the receiver with respect to such insurance company's property and business. If RGA Canada were to be liquidated, such liquidation would be conducted pursuant to the general laws relating to the winding-up of Canadian federal companies as well as regulatory approvals/regulations. In both cases, all creditors of such insurance company, including, without limitation, holders of its reinsurance agreements and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions made to it prior to commencement of the liquidation proceedings, and, if the subsidiary was insolvent at the time of the distribution, shareholders of RGA might likewise be required to refund dividends subsequently paid to them.

     In addition to RCM and RGA Reinsurance, RGA has an interest in licensed insurance subsidiaries in Bermuda, Canada, Australia, Argentina, Barbados, Ireland, South Africa, and the United Kingdom. In the event of default or liquidation, the rules and regulations of the appropriate governing body in the country of incorporation would be followed.

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

Risk Management

     Corporate Risk Management

     RGA has a corporate risk management framework, directed by the corporate actuarial department, which reports to the chief operating officer. A primary responsibility of this department is assessing, measuring and monitoring risks, and mitigation strategies. This includes establishing appropriate corporate risk tolerance levels. In addition, the corporate actuary provides quarterly updates to the board of directors on significant risks.

     Mortality Risk Management

     The Company's reinsurance contracts expose it to mortality risk, which is the risk that the level of death claims may differ from that which is assumed in the pricing of life, critical illness and annuity reinsurance contracts. Some of the reinsurance contracts expose the Company to morbidity risk, which is the risk that an insured person will become critically ill or disabled. The Company's risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks assumed. Among other things, these processes rely heavily on underwriting, analysis of mortality and morbidity trends and lapse rates, and understanding of medical impairments and their affect on mortality or morbidity. The Company also relies on original underwriting decisions made by, and information provided to it from, insurance company customers.

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

     In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA's mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

     Retrocessions are arranged through the Company's retrocession pools for amounts in excess of its retention. As of December 31, 2005, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated "B++", the fifth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance. Additionally, RGA's reinsurance subsidiaries retrocede amounts in excess of their respective retention to RGA Reinsurance, RGA Barbados, or RGA Americas.

     The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any significant difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.

     The Company maintains a catastrophe insurance program ("Program") that renews on August 13th of each year. The current Program began August 13, 2005, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $25 million in claims, the Program covers the next $50 million in claims, and the Company retains all claims in excess of $75 million. The Program covers only losses under North American guaranteed issue corporate-owned life insurance, bank-owned life insurance and similar reinsurance programs and includes losses due to acts of terrorism, but excludes losses due to nuclear, chemical and/or biological events. The Program is insured by several insurance companies and Lloyd's Syndicates, with no single entity providing more than $10 million of coverage.

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

     Foreign Currency Risk

     The Company has foreign currency risk on business denominated and investments in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. Approximately 35% of revenues and 33% of fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2005. Fluctuations in exchange rates can negatively or positively affect premiums and earnings. The Company holds fixed-maturity investments denominated in foreign currencies as a natural hedge against liabilities based in those currencies. The Company generally does not hedge the foreign currency exposure associated with its net investments in foreign subsidiaries due to the long-term nature of these investments. The Company cannot predict whether exchange rate fluctuations will significantly harm its operations or financial results in the future.

Underwriting

     Facultative. The Company has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of business written as well as its pricing. The Company's underwriting process emphasizes close collaboration between its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology. These policies, procedures, and standards are documented in an on-line underwriting manual. The Company regularly performs both internal and external reviews of its underwriters and underwriting process.

     The Company's management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Medical Directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a difficult underwriting/mortality assessment. To assist its underwriters in making these assessments, the Company employs eight full-time medical directors as well as 13 medical consultants.

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

     The Company's administration, auditing, valuation and accounting departments are responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.

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

Competition

     Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the North American life reinsurance market are currently the following, or their affiliates: Transamerica Occidental Life Insurance Company, a subsidiary of Aegon N.V., Swiss Re Life of America, Munich American Reinsurance Company, and Scottish Re (U.S.), Inc. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, and Hannover Reinsurance.

Employees

     As of December 31, 2005, the Company had 880 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, South Korea, Australia, China, Japan, Taiwan, South Africa, Spain, India and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at RGA and all of its subsidiaries are good.

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

     The following table sets forth the Company's premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:

                        GROSS AND NET PREMIUMS BY SEGMENT
                                  (in millions)

                                        Year Ended December 31,
                        ------------------------------------------------------
                              2005               2004               2003
                        ----------------   ----------------   ----------------
                         Amount      %      Amount      %      Amount      %
                        --------   -----   --------   -----   --------   -----
GROSS PREMIUMS:
U.S.                    $2,652.8    62.9   $2,421.8    66.3   $2,013.4    68.9
Canada                     406.3     9.6      284.3     7.8      238.8     8.2
Europe & South Africa      591.1    14.0      506.0    13.9      385.7    13.2
Asia Pacific               569.8    13.5      434.2    11.9      281.0     9.6
Corporate and Other          1.9     0.0        3.1     0.1        3.5     0.1
                        --------   -----   --------   -----   --------   -----
   Total                $4,221.9   100.0   $3,649.4   100.0   $2,922.4   100.0
                        ========   =====   ========   =====   ========   =====
NET PREMIUMS:
U.S.                    $2,434.2    63.0   $2,212.6    66.1   $1,801.8    68.2
Canada                     343.1     8.9      253.9     7.6      214.7     8.1
Europe & South Africa      552.7    14.3      478.6    14.3      364.2    13.8
Asia Pacific               534.9    13.8      399.1    11.9      259.0     9.8
Corporate and Other          1.9     0.0        3.2     0.1        3.5     0.1
                        --------   -----   --------   -----   --------   -----
   Total                $3,866.8   100.0   $3,347.4   100.0   $2,643.2   100.0
                        ========   =====   ========   =====   ========   =====

     The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the indicated periods. (The term "in force" refers to insurance policy face amounts or net amounts at risk.)

                    REINSURANCE BUSINESS IN FORCE BY SEGMENT
                                  (in billions)

                                        Year Ended December 31,
                        ------------------------------------------------------
                              2005               2004               2003
                        ----------------   ----------------   ----------------
                         Amount      %      Amount      %      Amount      %
                        --------   -----   --------   -----   --------   -----
U.S.                    $1,083.7    62.4   $  996.7    68.3   $  896.8    71.6
Canada                     127.4     7.4      105.2     7.2       84.0     6.7
Europe & South Africa      280.1    16.1      247.3    17.0      153.4    12.3
Asia Pacific               245.4    14.1      109.7     7.5      118.0     9.4
                        --------   -----   --------   -----   --------   -----
   Total                $1,736.6   100.0   $1,458.9   100.0   $1,252.2   100.0
                        ========   =====   ========   =====   ========   =====

     Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations, assumed in force amounts at risk of $44.0 billion, $112.3 billion, and $89.9 billion were released in 2005, 2004, and 2003, respectively.

     The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term "volume" refers to insurance policy face amounts or net amounts at risk.)

                         NEW BUSINESS VOLUME BY SEGMENT
                                  (in billions)

                                     Year Ended December 31,
                        ------------------------------------------------
                             2005             2004             2003
                        --------------   --------------   --------------
                        Amount     %     Amount     %     Amount     %
                        ------   -----   ------   -----   ------   -----
U.S.                    $186.7    52.7   $168.8    60.5   $423.4    77.8
Canada                    32.2     9.1     19.6     7.0     11.0     2.0
Europe & South Africa    110.7    31.3     68.9    24.7     65.3    12.0
Asia Pacific              24.5     6.9     21.8     7.8     44.7     8.2
                        ------   -----   ------   -----   ------   -----
   Total                $354.1   100.0   $279.1   100.0   $544.4   100.0
                        ======   =====   ======   =====   ======   =====

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

U.S. OPERATIONS

     The U.S. operations represented 63.0%, 66.1% and 68.2% of the Company's net premiums in 2005, 2004 and 2003, respectively. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance primarily to large U.S. life insurance companies.

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

     The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and
(iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operation's marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operation's automatic business. In 2005, 2004, and 2003, approximately 20.0%, 20.9%, and 21.1%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.

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

     In addition, several of the Company's U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2005, reinsurance of such policies was reflected in interest-sensitive contract reserves of approximately $1.0 billion and policy loans of $987.4 million.

Asset-Intensive Reinsurance

     Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of December 31, 2005, reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $4.4 billion.

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

Customer Base

     The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 85 of the top 100 U.S. life insurance companies, based on premiums, are clients. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2005, 51 non-affiliated clients generated annual gross premiums of $5.0 million or more and the aggregate gross premiums from these clients represented approximately 86.4% of U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.

     MetLife and its affiliates (excluding the Company) generated approximately $298.3 million or 11.2% of U.S. operations gross premiums in 2005.

CANADA OPERATIONS

     The Canada operations represented 8.9%, 7.6%, and 8.1% of the Company's net premiums in 2005, 2004, and 2003, respectively. In 2005, the Canadian life operations assumed $32.2 billion in new business, all of which resulted from recurring new business, as opposed to in force transactions. Approximately 88% of the 2005 recurring new business was written on an automatic basis.

     The Company operates in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada is a leading life reinsurer in Canada assisting clients with capital management activity and mortality risk management and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products. Approximately 90.6% of RGA Canada's premium income is derived from life reinsurance products.

     Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. During 2005, the two largest clients represented $143.5 million, or 35.3%, of gross premiums. Four other clients individually represented more than 5% of Canada's gross premiums. Together, these four clients represented 25.7% of Canada's gross premiums. The Canada operations compete with a small number of individual and group life reinsurers primarily on the basis of price, service, and financial strength.

     As of December 31, 2005, RGA Canada had two offices and maintained a staff of 83 people at the Montreal office and 16 people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.

EUROPE & SOUTH AFRICA OPERATIONS

     The Europe & South Africa operations represented 14.3%, 14.3%, and 13.8% of the Company's net premiums in 2005, 2004, and 2003, respectively. This segment provides primarily life reinsurance to clients located in Europe, primarily in the United Kingdom ("UK") and Spain, South Africa, Mexico and India. The principal types of business have been reinsurance of life products through yearly renewable term and coinsurance agreements and the reinsurance of accelerated critical illness coverage, which pays on the earlier of death or diagnosis of a pre-defined critical illness. These agreements may be either facultative or automatic agreements. Premiums earned from accelerated critical illness coverage represented 33.7% of the total gross premiums for this segment in 2005. The segment's three largest clients, all part of the Company's UK operations, generated approximately $337.6 million, or 57.1%, of the segment's gross premiums in 2005.

     During 2000, RGA UK began operating in the UK, where an increasing number of insurers are ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis, creating what the Company believes are reinsurance opportunities. The reinsurers present in the market include the large global companies with which RGA also competes in other markets. In 2005, the UK operation generated approximately 77.2% of the segment's gross premiums.

     In 1998, the Company established RGA South Africa, with offices in Cape Town and Johannesburg, to provide life reinsurance in South Africa. In South Africa, the Company's subsidiary has managed to establish a substantial position in the individual facultative market, through excellent service and competitive pricing, and has gained an increasing share in the automatic market. Life reinsurance is also provided on group cases. The Company is concentrating on the life insurance market, as opposed to competitors that are also in the health market. The Company has a small portion of accelerated critical illness business in South Africa.

     In Spain, the Company has business relationships with more than thirty companies covering both individual and group life business. During 1998, a representative office was opened in Mexico City to directly assist clients in this market. In 2002, RGA opened a representative office in India marketing life reinsurance support on individual and group business.

     RGA's subsidiaries in the UK and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company's Corporate staff in the U.S. Divisional management through RGA International Corporation (Nova Scotia ULC) ("RGA International"), based in Toronto, also provides services for these markets. In total as of December 31, 2005, this segment employed 29 people in Toronto, 43 people in the UK, 46 people in South Africa, six people in Spain, seven people in Mexico and nine people in India.

ASIA PACIFIC OPERATIONS

     The Asia Pacific operations represented 13.8%, 11.9%, and 9.8% of the Company's net premiums in 2005, 2004, and 2003, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices in Hong Kong, Japan, South Korea, and New Zealand, representative offices in China, and Taiwan, and a regional office in Sydney. In January 2005, the Company received approval to open a representative office in China. The Company also established a reinsurance subsidiary in Australia in January 1996.

     During 2005, the five largest clients, four in Australia and one in Japan, generated approximately $208.9 million, or 36.7% of the total gross premiums for the Asia Pacific operations. The Australian business, as a whole, generated approximately $255.3, or 47.7% of the total gross premiums for the Asia Pacific operations in 2005. The Australian business, as a whole, also represents approximately $284.6, or 49.4% of the outstanding reserves and other claim liabilities for the Asia Pacific operations as of December 31, 2005.

     Within the Asia Pacific segment as of December 31, 2005, 12 people were on staff in the Hong Kong office, 26 people were on staff in the Japan office, seven people were on staff in the Taiwan office, 12 people were on staff in the South Korean Office, two people were on staff in the Beijing office, 19 people were on staff in the Sydney regional office, 14 were on staff at the St. Louis office, and RGA Australian Holdings maintained a staff of 48 people. The Hong Kong, Japan, Taiwan, and South Korea offices primarily provide marketing and underwriting services to the direct life insurance companies with other service support provided directly by the Company's U.S. and Sydney regional operations. RGA Australia directly maintains its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company's U.S. and Sydney regional operations.

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

D.   FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS

     The Company's foreign operations are primarily in Canada, the Asia Pacific region, Europe & South Africa. Revenue, income (loss), which includes net realized gains (losses) before income tax, interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 16 to the Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, the Company's financial position and results of operations have not been materially adversely affected thereby to date.

E.   AVAILABLE INFORMATION

     Copies of the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the Company's website (www.rgare.com) as soon as reasonably practicable after the Company electronically files (www.sec.gov) such reports with the Securities and Exchange Commission.

Item 1A. RISK FACTORS

     In the Risk Factors below, we refer to the Company as "we," "us," or "our". Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations, or financial condition and could result in a loss of your investment.

RISKS RELATED TO OUR BUSINESS

A DOWNGRADE IN OUR RATINGS OR IN THE RATINGS OF OUR REINSURANCE SUBSIDIARIES COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE.

     Ratings are an important factor in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company's ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company's control.

     On August 2, 2005, A.M. Best reaffirmed our ratings, but revised the outlook for all ratings from "stable" to "negative" due to weakened operating performance during the second quarter of 2005 and uncertainty regarding the future ownership of a majority of our outstanding common shares by MetLife, Inc., or "MetLife," which is described below under "MetLife is our majority shareholder and may retain a significant percentage of our outstanding common stock until the completion of any offering; its interests may differ from the interests of RGA and our security holders." On July 14, 2005, Moody's reaffirmed our ratings and changed the direction from uncertain to stable. On February 1, 2005, Standard & Poor's placed our ratings and MetLife's ratings on "credit watch" with negative implications in response to MetLife's announcement regarding its purchase of certain of the domestic and international life insurance subsidiaries of Citigroup Inc. We cannot predict what actions ratings agencies may take or the timing thereof, or what actions we may be required to take in response to the actions of rating agencies, which could adversely affect our business.

     Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. We believe that the rating agencies consider the ratings of a parent company when assigning a rating to a subsidiary of that company. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a significant downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations as well as the cost of capital. For example, the facility fee and interest rate for our credit facilities are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. Accordingly, we believe a ratings downgrade of RGA, or of our affiliates, could have a negative effect on our ability to conduct business.

     We cannot assure you that any action taken by the ratings agencies would not result in a material adverse effect on our business and results of operations. In addition, it is unclear what effect, if any, a ratings change would have on the price of our securities in the secondary market.

ADVERSE MORTALITY OR MORBIDITY EXPERIENCE MAY NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

     Our reinsurance contracts expose us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in pricing our life, critical illness and annuity reinsurance contracts. Some of our reinsurance contracts expose us to morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting, our analysis of mortality and morbidity trends and lapse rates, and our understanding of medical impairments and their effect on mortality or morbidity. We also rely on original underwriting decisions made by, and information provided to us from, our insurance company customers. We cannot assure you that these processes or those of our customers will adequately control business quality or establish appropriate pricing.

     We expect mortality and morbidity experience to fluctuate somewhat from period to period, but believe they should remain fairly constant over the long term. Mortality or morbidity experience that is less favorable than the mortality or morbidity rates that we used in pricing a reinsurance agreement will negatively affect our net income because the premiums we receive for the risks we assume may not be sufficient to cover the claims. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular quarter or year.

RGA IS AN INSURANCE HOLDING COMPANY, AND OUR ABILITY TO PAY PRINCIPAL, INTEREST AND/OR DIVIDENDS ON SECURITIES IS LIMITED.

     RGA is an insurance holding company, with our principal assets consisting of the stock of our insurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends in part on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of intercompany loans. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures, until the accrued and unpaid interest on the subordinated debentures is paid. Our insurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in some of our debt agreements and regulations relating to capital requirements affecting some of our more significant subsidiaries also restrict the ability of certain subsidiaries to pay dividends and other distributions and make loans to us.

     As a result of our insurance holding company structure, in the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of one of our reinsurance subsidiaries, all creditors of that subsidiary would be entitled to payment in full out of the assets of such subsidiary before we, as shareholder, would be entitled to any payment. Our subsidiaries would have to pay their direct creditors in full before our creditors, including holders of common stock, preferred stock or debt securities of RGA, could receive any payment from the assets of such subsidiaries.

IF OUR RISK MANAGEMENT OR INVESTMENT STRATEGY IS NOT SUCCESSFUL, WE COULD SUFFER UNEXPECTED LOSSES.

     Risk management and the success of our investment strategy are crucial to the success of our business. In particular, we structure our investments to match our anticipated liabilities under reinsurance treaties to the extent we believe necessary. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments prior to maturity at a significant loss.

     Our investment guidelines also permit us to invest up to 5% of our investment portfolio in non-investment grade fixed maturity securities. While any investment carries some risk, the risks associated with lower-rated securities are greater than the risks associated with investment grade securities. The risk of loss of principal or interest through default is greater because lower-rated securities are usually unsecured and are often subordinated to an issuer's other obligations. Additionally, the issuers of these securities frequently have high debt levels and are thus more sensitive to difficult economic conditions, individual corporate developments and rising interest rates which could impair an issuer's capacity or willingness to meet its financial commitment on such lower-rated securities. As a result, the market price of these securities may be quite volatile, and the risk of loss is greater.

     The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities and equity securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected volatility or illiquidity in the markets in which we directly or indirectly hold positions could adversely affect us.

METLIFE IS OUR MAJORITY SHAREHOLDER AND ITS INTERESTS MAY DIFFER FROM THE INTERESTS OF RGA AND OUR SECURITY HOLDERS.

     At December 31, 2005, MetLife was the beneficial owner of approximately 52.8% of our outstanding common stock. On April 25, 2005, MetLife disclosed that it continuously evaluates our businesses and prospects, alternative investment opportunities and other factors deemed relevant in determining whether additional shares of our common stock will be acquired by MetLife or whether it will dispose of shares of our common stock. Additionally, it indicated that, at any time, depending on market conditions, the trading prices for our common stock, the actions taken by our board of directors, alternative investment opportunities and the outlook for RGA, MetLife may acquire additional shares of our common stock or may dispose of some or all of the shares of our common stock beneficially owned by MetLife, Inc., in either case in the open market, in privately negotiated transactions or otherwise.

     As a result of MetLife's ownership position, until it completes any disposition of some or all of the 32,243,539 shares of our common stock beneficially owned by it, MetLife may continue to have the ability to significantly influence matters requiring shareholder approval, including without limitation, the election and removal of directors, and mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In the event MetLife retains significant share ownership, it would continue to be a substantial shareholder and control voting power that would allow it to prevent certain amendments to our articles of incorporation, which means that MetLife could continue to exert significant, although reduced, influence on us. In addition, at least as long as it is our majority shareholder, MetLife is required to consolidate our results of operations into MetLife's financial statements. As a result, our board of directors, including the members who are also employed by or affiliated with MetLife, may consider not only the short-term and long-term effect of operating decisions on us, but also the effect of such decisions on MetLife and its affiliates.

     Your interests as a holder of our securities may conflict with the interests of MetLife, and the price of our common stock or other securities could be adversely affected by this influence or by the perception that MetLife may seek to sell shares of common stock in the future.

INTEREST RATE FLUCTUATIONS COULD NEGATIVELY AFFECT THE INCOME WE DERIVE FROM THE DIFFERENCE BETWEEN THE INTEREST RATES WE EARN ON OUR INVESTMENTS AND INTEREST WE PAY UNDER OUR REINSURANCE CONTRACTS.

     Significant changes in interest rates expose reinsurance companies to the risk of not earning income or experiencing losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of rising interest rates, we may be contractually obligated to increase the crediting rates on our reinsurance contracts that have cash values. However, we may not have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates on our reinsurance contracts. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our reinsurance contracts that have cash values. While we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, we cannot assure you that changes in interest rates will not affect our interest rate spreads.

     Changes in interest rates may also affect our business in other ways. Lower interest rates may result in lower sales of certain insurance and investment products of our customers, which would reduce the demand for our reinsurance of these products.

NATURAL DISASTERS, CATASTROPHES, AND DISASTERS CAUSED BY HUMANS, INCLUDING THE THREAT OF TERRORIST ATTACKS AND RELATED EVENTS, EPIDEMICS AND PANDEMICS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

     Natural disasters and terrorist attacks, as well as epidemics and pandemics, can adversely affect our business and results of operations because they accelerate mortality risk. Terrorist attacks in the United States and in other parts of the world and the threat of future attacks could have a negative effect on our business.

We believe our reinsurance programs are sufficient to reasonably limit our net losses for individual life claims relating to potential future natural disasters and terrorist attacks. However, the consequences of further natural disasters, terrorist attacks, armed conflicts, epidemics and pandemics are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY, WHICH COULD LIMIT OUR ABILITY TO GAIN OR MAINTAIN OUR MARKET SHARE IN THE INDUSTRY.

     The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market. We believe our primary competitors in the North American life reinsurance market are currently the following, or their affiliates: Transamerica Occidental Life Insurance Company, a subsidiary of Aegon, N.V., Swiss Re Life of America, Munich American Reinsurance Company and Scottish Re (U.S.), Inc. We believe our primary competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company and Hannover Reinsurance. Many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, our ability to maintain strong financial strength ratings from rating agencies, pricing and other terms and conditions of reinsurance agreements, and our reputation, service, and experience in the types of business that we underwrite. However, competition from other reinsurers could adversely affect our competitive position.

     Our target market is large life insurers. We compete based on the strength of our underwriting operations, insights on mortality trends based on our large book of business, and responsive service. We believe our quick response time to client requests for individual underwriting quotes and our underwriting expertise are important elements to our strategy and lead to other business opportunities with our clients. Our business will be adversely affected if we are unable to maintain these competitive advantages or if our international strategy is not successful.

TAX LAW CHANGES OR A PROLONGED ECONOMIC DOWNTURN COULD REDUCE THE DEMAND FOR SOME INSURANCE PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Under the Internal Revenue Code of 1986, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. Congress has adopted legislation to reduce, and ultimately eliminate, the estate tax. Under this legislation, our U.S. life insurance company customers will face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict what future tax initiatives may be proposed and enacted that could affect us.

     In addition, a general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, our business would be harmed if the market for annuities or life insurance was adversely affected. In addition, the market for annuity reinsurance products is currently not well developed, and we cannot assure you that such market will develop in the future.

THE AVAILABILITY AND COST OF COLLATERAL, INCLUDING LETTERS OF CREDIT, ASSET TRUSTS AND OTHER CREDIT FACILITIES, COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION, OPERATING COSTS, AND NEW BUSINESS VOLUME.

     We reinsure, or retrocede, business to affiliated and unaffiliated offshore reinsurers to reduce the amount of regulatory reserves and capital we are required to hold in various jurisdictions, including the United States and Canada. The regulatory requirements may be significantly higher than the reserves required under GAAP. A regulation in the U.S., commonly referred to as Regulation XXX, has significantly increased the level of regulatory, or statutory, reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. The degree to which these reserves will increase and the ultimate level of reserves will depend upon the mix of our business and future production levels in the United States. Based on the assumed rate of growth in our current business plan, and the increasing level of regulatory reserves associated with some of this business, we expect the amount of required regulatory reserves to grow significantly.

     In order to reduce the effect of Regulation XXX, our principal U.S. operating subsidiary, RGA Reinsurance, has retroceded Regulation XXX related reserves to affiliated and unaffiliated reinsurers. Additionally, our reinsurance subsidiary in Canada, RGA Canada, has entered into various reinsurance arrangements with affiliated and unaffiliated reinsurers in order to reduce its statutory capital and reserve requirements. As a general matter, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated offshore reinsurer must provide an equal amount of collateral, usually in the form of a letter of credit from a commercial bank or by placing assets in trust for our benefit.

     In connection with these reserve requirements, we face the following risks:

     - The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs.

     - We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital.

     - If we, or our reinsurers, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels that apply to us, unless we are able to raise additional capital to contribute to our operating subsidiaries.

     - Because term life insurance is a particularly price-sensitive product, any increase in insurance premiums charged on these products by life insurance companies, in order to compensate them for the increased statutory reserve requirements or higher costs of insurance they face, may result in a significant loss of volume in their, and as a result, our life reinsurance operations.

     We cannot assure you that we will be able to implement actions to mitigate the effect of increasing regulatory reserve requirements.

WE COULD BE FORCED TO SELL INVESTMENTS AT A LOSS TO COVER POLICYHOLDER WITHDRAWALS, RECAPTURES OF REINSURANCE TREATIES OR OTHER EVENTS.

     Some of the products offered by our insurance company customers allow policyholders and contract holders to withdraw their funds under defined circumstances. Our reinsurance subsidiaries manage their liabilities and configure their investment portfolios so as to provide and maintain sufficient liquidity to support anticipated withdrawal demands and contract benefits and maturities under reinsurance treaties with these customers. While our reinsurance subsidiaries own a significant amount of liquid assets, a portion of their assets are relatively illiquid. Unanticipated withdrawal or surrender activity could, under some circumstances, require our reinsurance subsidiaries to dispose of assets on unfavorable terms, which could have an adverse effect on us. Reinsurance agreements may provide for recapture rights on the part of our insurance company customers. Recapture rights permit these customers to reassume all or a portion of the risk formerly ceded to us after an agreed upon time, usually ten years, subject to various conditions.

     Recapture of business previously ceded does not affect premiums ceded prior to the recapture, but may result in immediate payments to our insurance company customers and a charge for costs that we deferred when we acquired the business but are unable to recover upon recapture. Under some circumstances, payments to our insurance company customers could require our reinsurance subsidiaries to dispose of assets on unfavorable terms.

OUR REINSURANCE SUBSIDIARIES ARE HIGHLY REGULATED, AND CHANGES IN THESE REGULATIONS COULD NEGATIVELY AFFECT OUR BUSINESS.

     Our reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders or holders of debt securities. Moreover, insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, tax distributions, and other payments our reinsurance subsidiaries can make without prior regulatory approval, and impose restrictions on the amount and type of investments we may hold. The State of Missouri also regulates RGA as an insurance holding company.

     Recently, insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance companies. In light of recent legislative developments the NAIC and state insurance regulators have begun re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, guidelines imposing minimum capital requirements based on business levels and asset mix, interpretations of existing laws, the development of new laws, the implementation of nonstatutory guidelines, and the definition of extraordinary dividends, including a more stringent standard for allowance of extraordinary dividends. We are unable to predict whether, when or in what form the state of Missouri will enact a new measure for extraordinary dividends, and we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.

WE ARE EXPOSED TO FOREIGN CURRENCY RISK.

     We have foreign currency risk on business denominated and investments in foreign currencies to the extent that the exchange rates of the foreign currencies are subject to adverse change over time. Approximately 35% of our revenues and 33% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2005.

     Fluctuations in exchange rates can negatively or positively affect premiums and earnings. We generally hold fixed-maturity investments denominated in foreign currencies as a natural hedge against liabilities based in those currencies. We generally do not hedge the foreign currency exposure associated with our net investments in foreign subsidiaries due to the long-term nature of these investments. We cannot predict whether exchange rate fluctuations will significantly harm our operations or financial results in the future.

ACQUISITIONS AND SIGNIFICANT TRANSACTIONS INVOLVE VARYING DEGREES OF INHERENT RISK THAT COULD AFFECT OUR PROFITABILITY.

     We have made, and may in the future make, strategic acquisitions, either of selected blocks of business or other companies. Acquisitions may expose us to operational challenges and risks, including:

     - the ability to integrate the acquired business operations and data with our systems;

     - the availability of funding sufficient to meet increased capital needs;

     - the ability to hire management personnel required for expanded operations;

     - the ability to fund cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; and

     - the possibility that the value of investments acquired in an acquisition, may be lower than expected or may diminish due to credit defaults or changes in interest rates and that liabilities assumed may be greater than expected (due to, among other factors, less favorable than expected mortality or morbidity experience).

     A failure to successfully manage the operational challenges and risks associated with or resulting from significant transactions, including acquisitions, could adversely affect our financial condition or results of operations.

WE DEPEND ON THE PERFORMANCE OF OTHERS, AND THEIR FAILURE TO PERFORM IN A SATISFACTORY MANNER WOULD NEGATIVELY AFFECT US.

     In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or reinsurers. We cannot assure you that these insurance enterprises or reinsurers will be able to fulfill their obligations to us. As of December 31, 2005, the reinsurers participating in our retrocession facilities that have been reviewed by A.M. Best Company, were rated "B++", the fifth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.

     We use the services of third-party investment managers to manage specialty assets where our investment management expertise is limited. We rely on these investment managers to provide investment advice and execute investment transactions that are within our investment policy guidelines. Poor performance on the part of our outside investment managers could negatively affect our financial performance.

     For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company were to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. To mitigate some of this risk, we help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2005, interest earned on funds withheld represented 4.2% of our consolidated revenues. Funds withheld at interest totaled $3.5 billion and $2.7 billion as of December 31, 2005 and 2004, respectively.

     As with all financial services companies, our ability to conduct business depends on consumer confidence in the industry and our financial strength. Actions of competitors, and financial difficulties of other companies in the industry, and related adverse publicity, could undermine consumer confidence and harm our reputation.

OUR OBLIGATIONS TO PAY CLAIMS, INCLUDING SETTLEMENTS OR AWARDS, ON CLOSED OR DISCONTINUED LINES OF BUSINESS MAY EXCEED THE RESERVES WE HAVE ESTABLISHED TO COVER SUCH CLAIMS AND MAY REQUIRE US TO ESTABLISH ADDITIONAL RESERVES, WHICH WOULD REDUCE OUR NET INCOME.

     As of December 31, 1998, we formally reported our accident and health division as a discontinued operation. The accident and health operation was placed into run-off, and all treaties were terminated at the earliest possible date. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Accordingly, we expect to pay claims out of existing reserves over a number of years as the level of business diminishes. We are a party to a number of disputes relating to the accident and health operation, some of which are currently in arbitration or may be subject to arbitration in the future. We have established reserves for some of these treaties based upon our estimates of the expected claims, including settlement or arbitration outcomes. As of January 31, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $24.2 million, which is $23.5 million in excess of the amount we held as reserves.

     If the amount of claims, including awards or settlements, resulting from this discontinued line of business, exceeds our current reserves, we may incur future charges to pay these claims and may need to establish additional reserves. It is possible that an adverse outcome could, from time to time, have a material adverse effect on our consolidated net income or cash flows in particular quarterly or annual periods.

WE HAVE RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS.

     In 2005, approximately 28.1% of our net premiums and $75.7 million of income from continuing operations before income taxes came from our operations in Europe, South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:

     - managing the growth of these operations effectively, particularly the recent rates of growth;

     - changes in mortality and morbidity experience and the supply and demand for our products that are specific to these markets and that may be difficult to anticipate;

     - political and economic instability in the regions of the world where we operate;

     - uncertainty arising out of foreign government sovereignty over our international operations; and

     - potentially uncertain or adverse tax consequences, including regarding the repatriation of earnings from our non-U.S. subsidiaries.

     We cannot assure you that we will be able to manage these risks effectively or that they will not have an adverse effect on our business, financial condition or results of operations.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

THE MARKET PRICE FOR OUR COMMON STOCK MAY BE HIGHLY VOLATILE.

     The market price for our common stock has fluctuated, ranging between $40.76 and $48.73 per share for the 52 weeks ended December 31, 2005. The overall market and the price of our common stock may continue to be volatile. There may be a significant effect on the market price for our common stock due to, among other things:

     - changes in investors' and analysts' perceptions of the risks and conditions of our business, including those that may result from any potential sale of some or all of the shares of our common stock owned by MetLife;

     -    the size of the public float of our common stock;

     -    the announcement of acquisitions by us or our competitors;

     - variations in our anticipated or actual operating results or the results of our competitors;

     -    fluctuations in foreign currency exchange rates;

     -    regulatory developments;

     -    market conditions; and

     -    general economic conditions.

FUTURE SALES OF OUR COMMON STOCK OR OTHER SECURITIES MAY DILUTE THE VALUE OF THE COMMON STOCK.

     Our board of directors has the authority, without action or vote of the shareholders, to issue any or all authorized but unissued shares of our common stock, including securities convertible into or exchangeable for our common stock and authorized but unissued shares under our stock option and other equity compensation plans. In the future, we may issue such additional securities, through public or private offerings, in order to raise additional capital. Any such issuance will dilute the percentage ownership of shareholders and may dilute the per share projected earnings or book value of the common stock. In addition, option holders may exercise their options at any time when we would otherwise be able to obtain additional equity capital on more favorable terms.

LIMITED TRADING VOLUME OF OUR COMMON STOCK MAY CONTRIBUTE TO ITS PRICE
VOLATILITY.

     Our common stock is traded on the New York Stock Exchange. During the twelve months ended December 31, 2005 the average daily trading volume for our common stock as reported by the NYSE was 213,590 shares. As a result, relatively small trades may have a significant effect on the price of our common stock.

OUR ARTICLES OF INCORPORATION, BYLAWS AND MISSOURI LAW MAY LIMIT THE ABILITY OF OUR SHAREHOLDERS TO CHANGE OUR DIRECTION OR MANAGEMENT, EVEN IF THEY BELIEVE SUCH A CHANGE WOULD BE BENEFICIAL.

     Our articles of incorporation, bylaws and Missouri law contain certain provisions that make it more difficult for our shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions may discourage certain types of transactions that involve an actual or threatened change of control. While these provisions are designed to encourage persons seeking to acquire control to negotiate with our board of directors, they could have the effect of discouraging a prospective purchaser from making a tender offer or otherwise attempting to obtain control and may prevent a shareholder from receiving the benefit of any premium over the market price of our common stock offered by a bidder in a potential takeover.

     In particular, our articles of incorporation, bylaws and Missouri law:

     - restrict various types of business combinations with significant shareholders;

     -    provide for a classified board of directors;

     - limit the right of shareholders to remove directors or change the size of the board of directors;

     - limit the right of shareholders to fill vacancies on the board of directors;

     - limit the right of shareholders to call a special meeting of shareholders or propose other actions;

     - require unanimity for shareholders to act by written consent, in accordance with Missouri law;

     - require a higher percentage of shareholders than would otherwise be required under Missouri law to amend, alter, change or repeal some of the provisions of our articles of incorporation;

     - provide that our bylaws may be amended only by the majority vote of the entire board of directors, and shareholders will not be able to amend the bylaws without first amending the articles of incorporation; and

     - authorize the issuance of preferred stock with any voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such rights as may be specified by our board of directors, without shareholder approval.

     Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common shares if they are viewed as discouraging changes in management and takeover attempts in the future.

APPLICABLE INSURANCE LAWS MAY MAKE IT DIFFICULT TO EFFECT A CHANGE OF CONTROL OF RGA.

     Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commission of the state where the domestic insurer is domiciled. Missouri insurance laws and regulations provide that no person may acquire control of us, and thus indirect control of our Missouri reinsurance subsidiaries, including RGA Reinsurance, unless:

     - such person has provided certain required information to the Missouri Department of Insurance and

     - such acquisition is approved by the Missouri Director of Insurance after a public hearing.

     Under Missouri insurance laws and regulations, any person acquiring 10% or more of the outstanding voting securities of a corporation, such as our common stock, is presumed to have acquired control of that corporation and its subsidiaries.

     Canadian federal insurance laws and regulations provide that no person may directly or indirectly acquire "control" of or a "significant interest" in our Canadian insurance subsidiary, RGA Canada, unless:

     - such person has provided information, material and evidence to the Canadian Superintendent of Financial Institutions as required by him, and

     -    such acquisition is approved by the Canadian Minister of Finance.

     For this purpose, "significant interest" means the direct or indirect beneficial ownership by a person, or group of persons acting in concert, of shares representing 10% or more of a given class. "Control" of an insurance company exists when:

     - a person, or group of persons acting in concert, beneficially owns or controls an entity that beneficially owns securities, such as our common stock, representing more than 50% of the votes entitled to be cast for the election of directors and such votes are sufficient to elect a majority of the directors of the insurance company, or

     - a person has any direct or indirect influence that would result in control in fact of an insurance company.

     Prior to granting approval of an application to directly or indirectly acquire control of a domestic or foreign insurer, an insurance regulator may consider such factors as the financial strength of the applicant, the integrity of the applicant's board of directors and executive officers, the applicant's plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.

Item 2. PROPERTIES

U.S. OPERATIONS AND CORPORATE AND OTHER OPERATIONS

     RGA Reinsurance houses its employees and the majority of RGA's officers in approximately 161,500 square feet of office space at 1370 Timberlake Manor Parkway, Chesterfield, Missouri. These premises are leased through December 31, 2014, at annual rents ranging from approximately $2,000,000 to $2,900,000. RGA Reinsurance also conducts business from a total of approximately 1,400 square feet of office space in Norwalk, Connecticut and North Palm Beach, Florida. These premises are leased through December 2006, at an annual rent of approximately $39,000. GA Argentina, part of the

Corporate and Other operations, conducts business from approximately 3,900 square feet of office space in Buenos Aires. These premises are leased through July 2008, at annual rents of approximately $34,000.

CANADA OPERATIONS

     RGA Canada conducts business from approximately 27,000 square feet of office space in Montreal and Toronto, Canada. These premises are leased through November 2016, at annual rents ranging from approximately $670,000 to $735,000. These rents are net of expected sublease income ranging from approximately $336,000 to $354,000 annually through 2010.

EUROPE & SOUTH AFRICA OPERATIONS

     RGA Reinsurance also conducts business from a total of approximately 7,500 square feet of office space in Madrid, Mexico City and Mumbai. These premises are leased through November 2007, at total annual rents of approximately $169,000. RGA International, which also provides support functions for the Asia Pacific operations, conducts business from approximately 9,800 square feet of office space in Toronto. These premises are leased through August 2007, at annual rents of approximately $493,000. RGA UK conducts business from approximately 6,400 square feet of office space in London. These premises are leased through April 2010, at annual rents of approximately $577,000. RGA South Africa conducts business from approximately 12,800 square feet of office space in Cape Town and Johannesburg. These premises are leased through June 2009, at annual rents of approximately $90,000.

ASIA PACIFIC OPERATIONS

     RGA Reinsurance also conducts business from a total of approximately 25,500 square feet of office space in Hong Kong, Tokyo, Taipei, Seoul and Beijing. These premises are leased through May 2008, at annual rents of approximately $1,272,000. RGA Australia conducts business from approximately 11,100 square feet of office space in Sydney. These premises are leased through January 2010, at annual rents of approximately $402,000.

     The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for its current and projected future requirements.

Item 3. LEGAL PROCEEDINGS

     The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one pending and one threatened arbitration related to its life reinsurance business. In addition, the Company has been joined in a suit filed against one of its ceding companies alleging wrongful denial of a life insurance claim. As of January 31, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $31.5 million, which is $27.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20 to the Consolidated Financial Statements, "Discontinued Operations" for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     In addition, as discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," since 2001, the Company has pursued various courses of action to reduce and eliminate its obligations associated with the reinsurance of Argentine pension accounts. The Company's actions have resulted in one AFJP ceding company demanding arbitration and could result in other litigation or arbitrations in the future. However, as of January 2006, the Company had commuted about 95% of its obligations associated with the AFJP business and is in discussions with the remaining clients regarding settlement of all obligations under the remaining treaties. Therefore, the risk of litigation or arbitrations in the future has significantly declined. While it is not feasible to predict or determine the ultimate outcome of any such future litigations or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that were submitted to a vote of security holders during the fourth quarter of 2005.

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

     The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

                                                                                                             Number of securities
                                     Number of securities to be issued     Weighted-average exercise       remaining available for
                                        upon exercise of outstanding     price of outstanding options,      future issuance under
Plan category                           options, warrants and rights          warrants and rights         equity compensation plans
-------------                        ---------------------------------   -----------------------------   --------------------------
Equity compensation plans approved
   by security holders                          3,073,955(1)                      $31.90(2)(3)                   1,278,158(4)

Equity compensation plans not
   approved by security holders                        --                             --                                --
                                                ---------                         ------                         ---------
   Total                                        3,073,955                         $31.90                         1,278,158
                                                =========                         ======                         =========

(1) Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan - 3,001,346; Flexible Stock Plan for Directors - 47,366; and Phantom Stock Plan for Directors - 25,243

(2) Does not include 249,959 performance contingent units to be issued under the Flexible Stock Plan or 25,243 phantom units to be issued under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3) Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan ($31.92) and Flexible Stock Plan for Directors ($31.18).

(4) Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan - 1,133,892; Flexible Stock Plan for Directors - 108,653; and Phantom Stock Plan for Directors - 35,613.

Information regarding the Company's accelerated stock repurchase program is contained in the following table:

                                                               TOTAL SHARES
                                                           PURCHASED AS PART OF     TOTAL SHARES THAT
                     TOTAL NUMBER OF   AVERAGE PRICE PER    PUBLICLY ANNOUNCED    MAY YET BE PURCHASED
DATE                SHARES PURCHASED         SHARE               PROGRAM            UNDER THE PROGRAM
----                ----------------   -----------------   --------------------   --------------------
December 12, 2005       1,600,000            $47.43              1,600,000                 --

     The average price paid per share is subject to adjustment for the volume weighted average price per share paid by the financial counterparty that facilitated the accelerated stock repurchase. The counterparty repurchased shares for its own account in the open market from time to time until it acquired the number of shares repurchased by the Company. The Company paid a final settlement amount of $130 thousand, or $0.08 per share, to the counterparty in February 2006. (See Note 3, "Stock Transactions," of the Notes to Consolidated Financial Statements for additional information regarding the accelerated stock repurchase program).

Item 6. SELECTED FINANCIAL DATA

     The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA
(in millions, except per share and operating data)

YEARS ENDED DECEMBER 31,                                           2005        2004        2003       2002       2001
------------------------                                        ---------   ---------   ---------   --------   --------
INCOME STATEMENT DATA (1)
Revenues:
   Net premiums                                                 $ 3,866.8   $ 3,347.4   $ 2,643.2   $1,980.7   $1,661.8
   Investment income, net of related expenses                       639.2       580.5       465.6      374.5      340.6
   Investment related gains (losses), net                            13.6        29.5         5.3      (14.6)     (68.4)
   Change in value of embedded derivatives                            7.4        26.1        43.6         --         --
   Other revenues                                                    57.7        55.4        47.3       41.4       34.3
                                                                ---------   ---------   ---------   --------   --------
      Total revenues                                              4,584.7     4,038.9     3,205.0    2,382.0    1,968.3

Benefits and expenses:
   Claims and other policy benefits                               3,187.9     2,678.5     2,108.4    1,539.5    1,376.8
   Interest credited                                                208.4       198.9       179.7      126.7      111.7
   Policy acquisition costs and other insurance expenses            629.3       591.0       458.2      391.5      304.2
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                         7.0        22.9        30.7         --         --
   Other operating expenses                                         154.4       140.0       119.6       94.8       91.3
   Interest expense                                                  41.4        38.4        36.8       35.5       18.1
                                                                ---------   ---------   ---------   --------   --------
      Total benefits and expenses                                 4,228.4     3,669.7     2,933.4    2,188.0    1,902.1
                                                                ---------   ---------   ---------   --------   --------
   Income from continuing operations before income taxes            356.3       369.2       271.6      194.0       66.2
      Provision for income taxes                                    120.7       123.9        93.3       65.5       26.3
                                                                ---------   ---------   ---------   --------   --------
   Income from continuing operations                                235.6       245.3       178.3      128.5       39.9
   Discontinued operations:
      Loss from discontinued accident and health operations,
         net of income taxes                                        (11.4)      (23.0)       (5.7)      (5.7)      (6.9)
      Cumulative effect of change in accounting principle,
         net of income taxes                                           --        (0.4)        0.5         --         --
                                                                ---------   ---------   ---------   --------   --------
   Net income                                                   $   224.2   $   221.9   $   173.1   $  122.8   $   33.0
                                                                =========   =========   =========   ========   ========
BASIC EARNINGS PER SHARE (1)
Continuing operations                                           $    3.77   $    3.94   $    3.47   $   2.60   $   0.81
Discontinued operations                                             (0.19)      (0.37)      (0.11)     (0.11)     (0.14)
Accounting change                                                      --       (0.01)       0.01         --         --
                                                                ---------   ---------   ---------   --------   --------
Net income                                                      $    3.58   $    3.56   $    3.37   $   2.49   $   0.67

DILUTED EARNINGS PER SHARE (1)
Continuing operations                                           $    3.70   $    3.90   $    3.46   $   2.59   $   0.80
Discontinued operations                                             (0.18)      (0.37)      (0.11)     (0.12)     (0.14)
Accounting change                                                      --       (0.01)       0.01         --         --
                                                                ---------   ---------   ---------   --------   --------
Net income                                                      $    3.52   $    3.52   $    3.36   $   2.47   $   0.66
Weighted average diluted shares, in thousands                      63,724      62,964      51,598     49,648     49,905
Dividends per share on common stock                             $    0.36   $    0.27   $    0.24   $   0.24   $   0.24

BALANCE SHEET DATA (1)
Total investments                                               $12,331.5   $10,564.2   $ 8,883.4   $6,650.2   $5,088.4
Total assets                                                     16,193.9    14,048.1    12,113.4    8,892.6    7,016.1
Policy liabilities                                               11,726.3    10,314.5     8,811.8    6,603.7    5,077.1
Long-term debt                                                      674.4       349.7       398.1      327.8      323.4
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated
   debentures of the Company                                        158.6       158.4       158.3      158.2      158.1
Total stockholders' equity                                        2,527.5     2,279.0     1,947.7    1,222.5    1,005.6
Total stockholders' equity per share                            $   41.38   $   36.50   $   31.33   $  24.72   $  20.30

OPERATING DATA (IN BILLIONS) (1)
Assumed ordinary life reinsurance in force                      $ 1,736.6   $ 1,458.9   $ 1,252.2   $  758.9   $  616.0
Assumed new business production                                     354.1       279.1       544.4      230.0      171.1

(1) During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America. See Note 4 - Significant Transaction of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, among others, statements relating to projections of the strategies, earnings, revenues, income or loss, ratios, future financial performance, and growth potential of the Company. The words "intend," "expect," "project," "estimate," "predict," "anticipate," "should," "believe," and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.

     Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in the Company's financial strength and credit ratings or those of MetLife, Inc. ("MetLife"), the beneficial owner of a majority of the Company's common shares, or its subsidiaries, and the effect of such changes on the Company's future results of operations and financial condition, (3) inadequate risk analysis and underwriting, (4) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company's current and planned markets, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) market or economic conditions that adversely affect the Company's ability to make timely sales of investment securities, (7) risks inherent in the Company's risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (8) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (9) adverse litigation or arbitration results, (10) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (11) the stability of and actions by governments and economies in the markets in which the Company operates, (12) competitive factors and competitors' responses to the Company's initiatives, (13) the success of the Company's clients, (14) successful execution of the Company's entry into new markets, (15) successful development and introduction of new products and distribution opportunities, (16) the Company's ability to successfully integrate and operate reinsurance business that the Company acquires, (17) regulatory action that may be taken by state Departments of Insurance with respect to the Company, MetLife, or its subsidiaries, (18) the Company's dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (19) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (20) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (21) the effect of the Company's status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (22) other risks and uncertainties described in this document and in the Company's other filings with the Securities and Exchange Commission ("SEC").

     Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company's business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company's situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A Risk Factors.

OVERVIEW

     RGA is an insurance holding company that was formed on December 31, 1992. As of December 31, 2005, General American, a Missouri life insurance company, directly owned approximately 52.8% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

     The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RGA Barbados, RGA Canada, RGA Americas, RGA Australia and RGA UK as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the "Company").

     The Company is primarily engaged in traditional individual life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. Approximately 71.8% of the Company's 2005 net premiums were from its more established operations in North America, which include its U.S. and Canada segments.

     The Company believes it is one of the leading life reinsurers in North America based on premiums and the amount of life insurance in force. The Company believes, based on an industry survey prepared by Munich American at the request of the Society of Actuaries Reinsurance Section ("SOA survey"), that it has the second largest market share in North America as measured by life insurance in force. The Company's approach to the North American market has been to:

          -    focus on large, high quality life insurers as clients;

          - provide quality facultative underwriting and automatic reinsurance capacity; and

          -    deliver responsive and flexible service to its clients.

     In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has subsidiaries, branches or offices in Australia, Barbados, Bermuda, China, Hong Kong, India, Ireland, Japan, Mexico, South Africa, South Korea, Spain, Taiwan and the United Kingdom. These operations are included in either the Company's Asia Pacific segment or its Europe & South Africa segment. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on Standard & Poor's Global Reinsurance Highlights, 2005 Edition, the Company believes it is the third largest life reinsurer in the world based on 2004 gross life reinsurance premiums. While the Company believes information published by Standard & Poor's is generally reliable, the Company has not independently verified the data. Standard & Poor's does not guarantee the accuracy and completeness of the information. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.

INDUSTRY TRENDS

     The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.

     Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has more than doubled from $3.2 trillion in 1999 to $6.6 trillion at year-end 2004. The Company believes this trend reflects increased utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. Reinsurers are able to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.

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

     Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations in recent years within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2004, the top five companies held approximately 79% of the market share in North America based on life reinsurance in force, whereas in 1999, the top five companies held approximately 57% of the market share. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.

     The SOA surveys indicate that the authors obtained information from participating or responding companies and do not guarantee the accuracy and completeness of their information. Additionally, the surveys do not survey all reinsurance companies, but the Company believes most of its principal competitors are included. While the Company believes these surveys to be generally reliable, the Company has not independently verified their data.

     Additionally, the number of merger and acquisition transactions within the life insurance industry has increased in recent years. The Company believes that reorganizations and consolidations of life insurers will continue. As reinsurance products are increasingly used to facilitate these transactions and manage risk, the Company expects demand for its products to continue.

     Changing Demographics of Insured Populations. The aging of the population in North America is increasing demand for financial products among "baby boomers" who are concerned about protecting their peak income stream and are considering retirement and estate planning. The Company believes that this trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage.

The Company continues to follow a two-part business strategy to capitalize on industry trends.

     Continue Growth of Core North American Business. The Company's strategy includes continuing to grow each of the following components of its North American operations:

          - Facultative Reinsurance. Based on discussions with the Company's clients and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients.

          - Automatic Reinsurance. The Company intends to expand its presence in the North American automatic reinsurance market by using its mortality expertise and breadth of products and services to gain additional market share.

          - In Force Block Reinsurance. The Company anticipates additional opportunities to grow its business by reinsuring "in force block" insurance, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity. The Company took advantage of one such opportunity in 2003 when it assumed the traditional life reinsurance business of Allianz Life.

     Continue Expansion Into Selected Markets. The Company's strategy includes building upon the expertise and relationships developed in its core North American business platform to continue its expansion into selected products and markets, including:

          - International Markets. Management believes that international markets offer opportunities for growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990's, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company's most recent expansion took place in January 2005, when the Company received regulatory approval to open a representative office in China. Before entering new markets, the Company evaluates several factors including:

               -    the size of the insured population,

               -    competition,

               -    the level of reinsurance penetration,

               -    regulation,

               -    existing clients with a presence in the market, and

               -    the economic, social and political environment.

               As previously indicated, the Company generally starts new operations in these markets from the ground up as opposed to acquiring existing operations, and it often enters these markets to support its large international clients as they expand into additional markets. Many of the markets that the Company has entered since 1994, or may enter in the future, are not utilizing life reinsurance, including facultative life reinsurance, at the same levels as the North American market, and therefore, the Company believes represent opportunities for increasing reinsurance penetration. Additionally, the Company believes that in certain markets, ceding companies may want to reduce counterparty exposure to their existing life reinsurers, creating opportunities for the Company.

          - Asset-intensive and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive and other products. To date, most of the Company's asset-intensive business has been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future.

FINANCIAL OBJECTIVES

     The Company sets various consolidated financial and operating goals for the intermediate period (next three to five years) including:

     -    Achieving a return on stockholders' equity of 12% to 14%;

     -    Achieving annual earnings per share growth of 11% to 13%; and

     -    Maintaining a debt to capital ratio of less than 25%.

     Additionally, the Company has financial growth expectations for various operating segments for the intermediate period (next three to five years). In its U.S. and Canada operations, the Company expects growth rates for premium and income before income taxes of 8% to 10% and 10% to 15%, respectively. The Company's newer international operations, which include Europe & South Africa, and Asia Pacific, are subject to more volatility. For these newer international operations, the Company anticipates growth in premium and income before income taxes of approximately 15% over the intermediate term (next three to five years).

     These goals and expectations are aspirational and you should not rely on them. The Company can give no assurance that it will be able to approach or meet any of these goals, and it may fall short of any or all of them. See "Forward-Looking and Cautionary Statements" and "Risk Factors."

RESULTS OF OPERATIONS

     The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions.

     The Company's primary business is life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of policyholders, and the exercise of recapture options by ceding companies.

     During December 2003, the Company completed a large coinsurance agreement with Allianz Life. Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business did not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction added additional scale to the Company's U.S. traditional business, but did not significantly add to its client base because most of the underlying ceding companies were already its clients. Substantially all of the underlying ceding companies novated their treaties from Allianz Life to RGA Reinsurance during 2004. Novation results in the underlying client companies reinsuring the business directly to RGA Reinsurance versus passing through Allianz Life.

     The transaction was effective retroactive to July 1, 2003. Under the agreement, Allianz Life transferred to RGA Reinsurance $425.7 million in cash and statutory reserves. RGA Reinsurance paid Allianz Life a ceding commission of

$310.0 million. As a result of this transaction, during the fourth quarter of 2003, the Company's U.S. traditional sub-segment reflected $246.1 million in net premiums and approximately $6.8 million of net income, after tax.

     Consolidated assumed insurance in force increased from $1.5 trillion to $1.7 trillion for the year ended December 31, 2005. Assumed new business production for 2005 totaled $354.1 billion compared to $279.1 billion in 2004 and $544.4 billion in 2003. The transaction with Allianz Life contributed $287.2 billion to the new business production in 2003.

     As is customary in the reinsurance business, life insurance clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected currently.

     The Company's profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective July 1, 2003, the Company increased the maximum amount of coverage that it retains per life from $4 million to $6 million. This increase does not affect business written prior to July 1, 2003. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company's retention limit from $4 million to $6 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results.

     The Company maintains a catastrophe insurance program ("Program") that renews on August 13th of each year. The current Program began August 13, 2005, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $25 million in claims, the Program covers the next $50 million in claims, and the Company retains all claims in excess of $75 million. The Program covers only losses under North American guaranteed issue corporate-owned life insurance, bank-owned life insurance and similar reinsurance programs and includes losses due to acts of terrorism, but excludes losses due to nuclear, chemical and/or biological events. The Program is insured by several insurance companies and Lloyd's Syndicates, with no single entity providing more than $10 million of coverage.

     Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims over a number of years as the level of business diminishes. The Company will report a loss to the extent claims and related expenses exceed established reserves. During 2004, the accident and health division reported a net loss of $23.0 million due to claim payments in excess of established reserves, an arbitration settlement and legal fees. See Note 20 to the Consolidated Financial Statements. The increase in 2004 is due primarily to a negotiated settlement of all disputed claims associated with the Company's largest identified accident and health exposure.

     The Company has five main operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance primarily to domestic clients. The Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance. The Company's discontinued accident and health business is excluded from continuing operations. The Company measures segment performance based on profit or loss from operations before income taxes.

     Consolidated income from continuing operations decreased 4.0% in 2005 to $235.6 million and increased 37.6% in 2004 to $245.3 million. Diluted earnings per share from continuing operations were $3.70 for 2005 compared to $3.90 for 2004 and $3.46 for 2003. A majority of the Company's earnings during these years were attributed primarily to traditional reinsurance results in the U.S.

     Consolidated investment income increased 10.1% and 24.7% during 2005 and 2004, respectively. These increases related to a growing invested asset base due to positive cash flows from the Company's mortality operations and deposits from several annuity reinsurance treaties, offset, in part, by declining invested asset yields primarily due to a decline in prevailing interest rates. The cost basis of invested assets increased by $1.6 billion, or 15.9%, in 2005 and increased $1.5 billion, or 17.7%, in 2004. The average yield earned on investments, excluding funds withheld, was 5.89% in 2005, compared with 5.91% in 2004 and 6.39% in 2003. The Company expects the average yield to vary from year to year depending on a number of variables, including the prevailing interest rate environment, and changes in the mix of the underlying investments. Funds withheld assets are primarily associated with annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities. Investment income and realized investment gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

     The consolidated provision for income taxes from continuing operations represents approximately 33.9%, 33.6%, and 34.3% of pre-tax income for 2005, 2004, and 2003, respectively. Absent unusual items, the Company expects the consolidated effective tax rate to be between 34% and 35%. The effective tax rate for 2005 includes an increase in tax liability of $3.2 million related to various tax audit exposures, whereas the 2004 effective tax rate includes the effect of a $1.9 million reduction in tax resulting from the favorable resolution of a tax position and the settlements of Internal Revenue Service audit matters. The Company calculated tax benefits related to its discontinued operations of $6.2 million for 2005, $12.4 million for 2004, and $3.1 million for 2003. The effective tax rate on discontinued operations is approximately 35% for each of the three years.

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

     Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect the Company's expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. The Company performs periodic tests to establish that DAC remains recoverable, and if experience significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2005, 2004 or 2003. As of December 31, 2005, the Company estimates that approximately 51.0% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

     Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves established by the Company may differ from those established by its ceding companies (clients) due to the use of different mortality and other assumptions. However, the Company relies on its clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company's administration departments work directly with clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.

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

     The Company is currently a party to various litigation and arbitrations. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or even provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods. See Notes 14 and 20 to the Consolidated Financial Statements.

     Further discussion and analysis of the results for 2005 compared to 2004 and 2003 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.

U.S. OPERATIONS

     U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional category consists of Asset-Intensive and Financial Reinsurance.

                                                                   NON-TRADITIONAL
                                                               -----------------------
                                                                 ASSET-     FINANCIAL       TOTAL
FOR THE YEAR ENDED DECEMBER 31, 2005             TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
------------------------------------            ------------   ---------   -----------   ----------
(in thousands)

REVENUES:
   Net premiums                                   $2,429,541   $  4,670      $    --     $2,434,211
   Investment income, net of related expenses        245,195    220,819          121        466,135
   Investment related losses, net                     (2,152)    (1,077)          --         (3,229)
   Change in value of embedded derivatives                --      7,444           --          7,444
   Other revenues                                      2,290      8,621       28,554         39,465
                                                  ----------   --------      -------     ----------
      Total revenues                               2,674,874    240,477       28,675      2,944,026

BENEFITS AND EXPENSES:
   Claims and other policy benefits                2,008,536      4,870            6      2,013,412
   Interest credited                                  53,958    151,966           --        205,924
   Policy acquisition costs and other
      insurance expenses                             341,066     48,276        8,452        397,794
   Change in DAC associated with change
      in value of embedded derivatives                    --      6,972           --          6,972
   Other operating expenses                           40,296      5,056        5,411         50,763
                                                  ----------   --------      -------     ----------
      Total benefits and expenses                  2,443,856    217,140       13,869      2,674,865
      Income before income taxes                  $  231,018   $ 23,337      $14,806     $  269,161
                                                  ==========   ========      =======     ==========

                                                                   NON-TRADITIONAL
                                                               -----------------------
                                                                 ASSET-     FINANCIAL       TOTAL
FOR THE YEAR ENDED DECEMBER 31, 2004             TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
------------------------------------            ------------   ---------   -----------   ----------
(in thousands)

REVENUES:
   Net premiums                                   $2,207,817    $  4,833     $    --     $2,212,650
   Investment income, net of related expenses        220,080     215,862         173        436,115
   Investment related gains (losses), net              9,738      (7,196)         --          2,542
   Change in value of embedded derivatives                --      26,104          --         26,104
   Other revenues                                      4,157       9,735      27,419         41,311
                                                  ----------    --------     -------     ----------
      Total revenues                               2,441,792     249,338      27,592      2,718,722

BENEFITS AND EXPENSES:
   Claims and other policy benefits                1,758,452       9,751           2      1,768,205
   Interest credited                                  50,290     146,480          --        196,770
   Policy acquisition costs and other
      insurance expenses                             329,006      48,243       9,521        386,770
   Change in DAC associated with change in
      value of embedded derivatives                       --      22,896          --         22,896
   Other operating expenses                           43,977       4,714       5,466         54,157
                                                  ----------    --------     -------     ----------
      Total benefits and expenses                  2,181,725     232,084      14,989      2,428,798
      Income before income taxes                  $  260,067    $ 17,254     $12,603     $  289,924
                                                  ==========    ========     =======     ==========

                                                                   NON-TRADITIONAL
                                                               -----------------------
                                                                 ASSET-     FINANCIAL       TOTAL
FOR THE YEAR ENDED DECEMBER 31, 2003             TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
------------------------------------            ------------   ---------   -----------   ----------
(in thousands)

REVENUES:
  Net premiums                                    $1,797,478    $  4,315     $    --     $1,801,793
  Investment income, net of related expenses         181,897     164,127         105        346,129
  Investment related losses, net                      (5,715)     (1,674)         --         (7,389)
  Change in value of embedded derivatives                 --      43,596          --         43,596
  Other revenues                                       3,920       6,524      27,302         37,746
                                                  ----------    --------     -------     ----------
     Total revenues                                1,977,580     216,888      27,407      2,221,875

BENEFITS AND EXPENSES:
   Claims and other policy benefits                1,457,886       2,976          --      1,460,862
   Interest credited                                  58,317     119,621          --        177,938
   Policy acquisition costs and other
      insurance expenses                             241,877      34,422       9,900        286,199
   Change in DAC associated with change
      in value of embedded derivatives                    --      30,665          --         30,665
   Other operating expenses                           41,186       3,809       5,128         50,123
                                                  ----------    --------     -------     ----------
      Total benefits and expenses                  1,799,266     191,493      15,028      2,005,787
      Income before income taxes                  $  178,314    $ 25,395     $12,379     $  216,088
                                                  ==========    ========     =======     ==========

     Income before income taxes for the U.S. operations totaled $269.2 million in 2005, compared to $289.9 million for 2004 and $216.1 million in 2003. The decrease in income from 2004 occurred in the Traditional sub-segment and can be attributed to the unfavorable mortality experience in the first two quarters of 2005. The increase in income in 2004 over 2003 can also be attributed to the Traditional sub-segment, mainly the Allianz Life acquisition which contributed a full year of income in 2004.

Traditional Reinsurance

     The U.S. traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During 2005, production totaled $186.8 billion of face amount of new business, compared to $168.8 billion in 2004 and $423.4 billion in 2003. Production for 2003 included $287.2 billion related to the Allianz Life transaction. Management believes industry consolidation and the trend toward reinsuring mortality risks should continue to provide opportunities for growth.

     Income before income taxes for U.S. traditional reinsurance decreased 11.2% in 2005 primarily due to poor mortality experience. At year-end 2004, income increased 45.8% over prior year in large part due to the Allianz Life business, which generated a full year of premium and income in 2004. Mortality experience was also favorable in 2004.

     Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 82.7%, 79.6%, and 81.1% in 2005, 2004, and 2003, respectively. The first six months of 2005 showed an increase in the severity of claims, which was the primary contributor to the high loss ratio in 2005. Over the past three years, the mortality experience in this sub-segment has fluctuated. This is somewhat expected as death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

     Net premiums for U.S. traditional reinsurance increased $221.7 million in 2005, or 10.0% and $410.3 million in 2004, or 22.8%. Premium levels are driven by the growth of total U.S. business in force, which increased to $1.1 trillion in 2005, an increase of 8.7% over prior year. Total in force at year-end 2003 was $896.8 billion. This included $278.0 billion of in force from the Allianz Life acquisition. In addition to the growth in business, the large increase in 2004 reflects the full integration of the Allianz Life business into the U.S. traditional sub-segment. Large transactions and reporting practices of ceding companies can influence premium levels and therefore cause fluctuations from period to period.

     Net investment income increased $25.1 million, or 11.4%, and $38.2 million, or 21.0%, in 2005 and 2004, respectively. The increase in both years is due to growth in the invested asset base, which in 2004 was greatly affected by the Allianz Life transaction. Increased operating cash flows on traditional reinsurance also contributed to the growth in both years. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

     Interest credited relates to amounts credited on the Company's cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense in 2005 totaled $54.0 million compared to $50.3 million at year-end 2004. This increase relates primarily to one treaty in which the credited loan rate increased from 5.1% in 2004 to 5.7% in 2005.

     The amount of policy acquisition costs and other insurance expenses, as a percentage of net premiums, was 14.0%, 14.9%, and 13.5% in 2005, 2004 and 2003, respectively. Overall, these percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements, the timing of amounts due to and from ceding companies, as well as the amortization pattern of previously capitalized amounts, which are based on the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.

     Other operating expenses, as a percentage of net premiums, were 1.7%, 2.0% and 2.3% in 2005, 2004 and 2003, respectively. The slightly higher ratios in 2004 and 2003 can be attributed to Allianz, including expenses associated with transferring the Allianz business to the Company in 2004. The 2004 and 2003 amounts include $3.1 million and $2.7 million, respectively, of expenses associated with the Allianz Life transaction.

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

That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"). The Company recorded a change in value of embedded derivatives during 2005, 2004 and 2003 of $7.4 million, $26.1 million and $43.6 million within revenues and $7.0 million, $22.9 million and $30.7 million of related deferred acquisition costs, respectively (see Note 2 - "New Accounting Pronouncements" in Notes to Consolidated Financial Statements for further discussion).

     Income before income taxes increased in 2005 to $23.3 million compared to $17.3 million in 2004 and decreased from the $25.4 million reported in 2003. The increase over 2004 is primarily due to investment related losses which decreased from $7.2 million in 2004 to $1.1 million in 2005. Offsetting this slightly was the change in the fair value of embedded derivatives which resulted in a net gain of $0.5 million for 2005 compared to a net gain of $3.2 million in 2004. In addition, income for 2004 includes a $2.0 million loss on the conversion of a coinsurance-funds withheld annuity treaty to a coinsurance treaty in the third quarter of 2004. The conversion resulted in $11.7 million of additional investment income offset by $13.7 million in amortization of policy acquisition costs. Income for 2003 includes a net gain of $12.9 million related to the change in fair value of embedded derivatives.

     Total revenues, which are comprised primarily of investment income, decreased 3.6% from 2004 to 2005. This can be attributed to the change in fair value of embedded derivatives which contributed $26.1 million to revenue in 2004 compared to $7.4 million in 2005. This is slightly offset by smaller realized investment losses and higher investment income due to the growth in the asset base in 2005. Total revenues in 2004 increased 15.0% over 2003. This increase in 2004 is primarily attributed to continued growth in the asset base for this segment coupled with the $11.7 million increase in investment income due to the aforementioned converted annuity treaty. The average invested asset balance was $3.9 billion, $3.3 billion and $2.7 billion for 2005, 2004 and 2003, respectively. Invested assets outstanding as of December 31, 2005 and 2004 were $4.0 billion and $3.7 billion, of which $2.4 billion and $1.9 billion were funds withheld at interest, respectively. Of the $2.4 billion total funds withheld balance as of December 31, 2005, 86.9% of the balance is associated with one client.

     Total expenses, which are comprised primarily of interest credited, policy benefits, and acquisition costs decreased 6.4% in 2005 primarily due to the deferred acquisition costs associated with the change in fair value of embedded derivatives which totaled $22.9 million in 2004 compared to $7.0 million in 2005. Expenses increased 21.2% from 2003 to 2004 mainly due to the policy acquisition costs, which increased $13.7 million due to the conversion of the funds withheld treaty previously discussed and interest credited, which increased $26.9 million, or 22.5%, primarily due to the increase in the average invested asset base.

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

     Income before income taxes increased 17.5% and 1.8% in 2005 and 2004, respectively. The increase in income for 2005 relates to several new financial reinsurance transactions in 2005. Income in 2004 remained somewhat flat as the growth in capital provided was mostly offset by reduced spreads earned on the business.

     At December 31, 2005, 2004 and 2003, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $1.9 billion, $1.5 billion and $1.1 billion, respectively. The pre-tax statutory surplus includes all business assumed by the Company. Fees resulting from this business can be affected by large transactions and the timing of completion of new transactions and therefore can fluctuate from period to period.

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

FOR THE YEAR ENDED DECEMBER 31,                              2005       2004       2003
-------------------------------                            --------   --------   --------
(in thousands)

REVENUES:
   Net premiums                                            $343,131   $253,852   $214,738
   Investment income, net of related expenses               120,434    100,141     87,212
   Investment related gains, net                              4,941     11,508     13,423
   Other revenues (losses)                                     (279)        32       (212)
                                                           --------   --------   --------
      Total revenues                                        468,227    365,533    315,161

BENEFITS AND EXPENSES:
   Claims and other policy benefits                         307,959    250,542    223,375
   Interest credited                                          1,105      1,840      1,488
   Policy acquisition costs and other insurance expenses     56,011     28,505     20,293
   Other operating expenses                                  15,174     11,161     10,441
                                                           --------   --------   --------
      Total benefits and expenses                           380,249    292,048    255,597
      Income before income taxes                           $ 87,978   $ 73,485   $ 59,564
                                                           ========   ========   ========

     RGA Canada's reinsurance in force totaled approximately $127.4 billion and $105.2 billion at December 31, 2005 and 2004, respectively.

     Income before income taxes increased 19.7% and 23.4% in 2005 and 2004, respectively. The increase in 2005 was primarily the result of more favorable mortality experience in the current year offset by a decrease in investment related gains of $6.6 million. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2005 and contributed $6.0 million to income before income taxes in 2005. The increase in 2004 was primarily the result of more favorable mortality experience, offset by a decrease in realized investment gains of $1.9 million. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2004 and contributed $4.4 million to income before income taxes in 2004.

     Net premiums increased 35.2% to $343.1 million in 2005, and increased 18.2%, to $253.9 million in 2004, primarily due to new business from new and existing treaties. Approximately $29.4 million, or 11.6%, of the 2005 premium increase represents the effect of two in force creditor treaties that were executed in 2005. Additionally, a stronger Canadian dollar contributed $22.6 million, or 8.9%, and $17.6 million, or 8.2%, to net premiums reported in 2005 and in 2004, respectively. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies, and therefore can fluctuate from period to period.

     Net investment income increased 20.3% and 14.8% during 2005 and 2004, respectively. Investment performance varies with the composition of investments. In 2005, the increase in investment income was mainly the result of a stronger Canadian dollar during 2005 compared to 2004 which contributed $7.7 million, or 7.7%, an increase in the invested asset base due to operating cash flows on traditional reinsurance and capital injections which contributed $6.3 million, or 6.3%, and interest on an increasing amount of funds withheld at interest related to one treaty which contributed $2.5 million, or 2.5%. In 2004, the increase in investment income was mainly the result of a stronger Canadian dollar during 2004 compared to 2003 which contributed $6.6 million, or 7.6%, an increase in the invested asset base due to operating cash flows on traditional reinsurance which contributed $2.9 million, or 3.3%, and interest on an increasing amount of funds withheld at interest related to one treaty which contributed $2.2 million, or 2.5%. Investment income also includes an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The amount of investment income allocated to the Canadian operations was $6.5 million and $4.8 million in 2005 and 2004, respectively.

     Loss ratios for this segment were 89.7% in 2005, 98.7% in 2004 and 104.0% in 2003. Excluding creditor business, the loss ratios for this segment were 97.0% in 2005, 101.0% in 2004 and 105.6% in 2003. The lower loss ratio for the current period is primarily due to better mortality experience compared to the prior year. Historically, an increase in percentages is primarily the result of several large permanent level premium in force blocks assumed in 1998 and 1997. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios. The nature of level premium permanent policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income, were 66.4% during 2005 compared to 70.8% in 2004 and 74.0% in

2003. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

     Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 16.3% in 2005, 11.2% in 2004 and 9.5% in 2003. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.3% in 2005, 10.2% in 2004 and 8.1% in 2003. Policy acquisition costs and other insurance expenses as a percentage of net premiums vary from period to period primarily due to the mix of the business in the segment.

     Other operating expenses increased $4.0 million in 2005 and $0.7 million in 2004 compared to their respective prior-year periods. Other operating expenses as a percentage of net premiums totaled 4.4% in 2005, compared to 4.4% and 4.9% in 2004 and 2003, respectively.

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

FOR THE YEAR ENDED DECEMBER 31,                              2005       2004       2003
-------------------------------                            --------   --------   --------
(in thousands)

REVENUES:
   Net premiums                                            $552,694   $478,580   $364,203
   Investment income, net of related expenses                 9,710      5,125      3,869
   Investment related gains, net                                427      5,080      3,999
   Other revenues                                               302      1,541      1,067
                                                           --------   --------   --------
      Total revenues                                        563,133    490,326    373,138

BENEFITS AND EXPENSES:
   Claims and other policy benefits                         405,122    314,128    230,895
   Interest credited                                            882         --         --
   Policy acquisition costs and other insurance expenses     92,364    121,708    105,062
   Other operating expenses                                  27,791     21,472     15,866
   Interest expense                                           1,599      1,336      1,043
                                                           --------   --------   --------
      Total benefits and expenses                           527,758    458,644    352,866
      Income before income taxes                           $ 35,375   $ 31,682   $ 20,272
                                                           ========   ========   ========

     Income before income taxes increased 11.7% and 56.3% in 2005 and 2004, respectively. The increase in 2005 was primarily the result of additional business volume and an increase in net premiums of $74.1 million. Additionally, investment income increased $4.6 million and was offset by a decrease in realized investment gains of $4.7 million and an increase in other operating expenses of $6.3 million. The increase in 2004 was primarily due to additional business volume and an increase in net premiums of $114.4 million partially offset by an increase in other operating expenses of $5.6 million.

     Europe & South Africa net premiums grew 15.5% during 2005 and 31.4% in 2004. The growth was primarily the result of new business from both existing treaties and new treaties, combined with a small unfavorable effect from currency exchange rates in 2005 of $2.3 million and a favorable effect from currency exchange rates in 2004 of $49.1 million. In 2004, several foreign currencies, particularly the British pound, the euro, and the South African rand strengthened against the U.S. dollar. Also, a significant portion of the growth of premiums was due to reinsurance of accelerated critical illness, primarily in the UK. This coverage provides a benefit in the event of a death from or the diagnosis of a pre-defined critical illness. Premiums earned from this coverage totaled $199.3 million, $177.4 million and $145.7 million in 2005, 2004 and 2003, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

     Investment income increased $4.6 million and $1.3 million in 2005 and 2004, respectively. These increases were primarily due to growth in the 2005 and 2004 invested assets in the UK of $25.3 million and $10.7 million, respectively. The growth was also due to growth in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

     Loss ratios were 73.3%, 65.6% and 63.4% for 2005, 2004 and 2003, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 16.7%, 25.4% and 28.8% for 2005, 2004 and 2003, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums which have lower allowances than first year premiums, represent a greater percentage of the total premiums. Accordingly, the change in the mixture of business during 2005 and 2004 caused the loss ratios to increase and caused the policy acquisition costs and other insurance expenses as a percentage of net premiums to decrease.

     Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the United Kingdom are typically higher than those experienced in the Company's other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management's estimates, the Company may record a charge to income, due to a reduction in the DAC asset and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. As of December 31, 2005, the Company estimates that a 12 percent increase in anticipated mortality and morbidity experience would have no effect while a 15 percent or 18 percent increase would result in pre-tax income statement charges of approximately $12.3 million and $83.7 million, respectively.

     Other operating expenses increased 29.4% during 2005 and 35.3% during 2004. Increases in other operating expenses were due to higher costs associated with maintaining and supporting the significant increase in business over the past two years. As a percentage of premiums, other operating expenses were 5.0%, 4.5% and 4.4% in 2005, 2004 and 2003, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

     The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, China and Taiwan. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks. The Company operates multiple offices throughout each region in an effort to best meet the needs of the local client companies.

FOR THE YEAR ENDED DECEMBER 31,                              2005       2004       2003
-------------------------------                            --------   --------   --------
(in thousands)

REVENUES:
   Net premiums                                            $534,926   $399,122   $259,010
   Investment income, net of related expenses                29,427     16,113     10,692
   Investment related gains (losses), net                      (294)       670       (761)
   Other revenues                                             4,593      5,121      1,191
                                                           --------   --------   --------
      Total revenues                                        568,652    421,026    270,132

BENEFITS AND EXPENSES:
   Claims and other policy benefits                         420,024    330,144    185,358
   Policy acquisition costs and other insurance expenses     79,146     52,300     47,513
   Other operating expenses                                  27,437     24,363     16,903
   Interest expense                                           1,679      1,614      1,096
                                                           --------   --------   --------
      Total benefits and expenses                           528,286    408,421    250,870
      Income before income taxes                           $ 40,366   $ 12,605   $ 19,262
                                                           ========   ========   ========

     Income before income taxes increased 220.2% during 2005 and decreased 34.6% during 2004. The increase in income before taxes for 2005 was primarily the result of the Australian operations. Strong growth in Australian business contributed to an increase in investment income of $6.1 million from 2004 to 2005. Favorable mortality along with an overall reduction of reserves for disabled life reserves contributed to an increase in income before income taxes of approximately $25.1 million in Australia. The decrease in income before income taxes for 2004 was primarily the result of increases in the volume of claims and other policy benefits in relation to net premiums. Operations in which increases in claim activity were most evident were Australia and New Zealand. Additionally, various adjustments related to enhancements of the business administration process in the Australia and New Zealand operations reduced income before income taxes by approximately $2.0 million in 2004. The enhancements were a reaction to the increasing levels of business within those operations and to improve the reliability of the administration functions.

     Net premiums grew 34.0% during 2005 and 54.1% during 2004. The growth in 2005 was primarily the result of organic growth in certain markets, along with favorable exchange rates in multiple countries. In terms of growth of premium dollars during 2005, the Australia and Korea markets were the primary contributors, adding approximately $40.7 million and $46.3 million, respectively, in premium volume compared to 2004. Growth in Australia for both 2005 and 2004 was driven primarily by continued success in the group market. Given the maturing nature of the Australian market, and increased competition for group business, it is unlikely that future growth rates will continue at the levels of 2003, 2004 and 2005 in this market, but some level of additional growth is anticipated. In Korea, 2005 premium growth was driven by the growth of $42.2 million for four primary clients. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

     During 2004, growth in premium volume was driven by the Australia, Japan and South Korea markets which added approximately $88.2 million, $21.9 million and $27.9 million, respectively, in premium volume compared to 2003. Growth in Australia was driven primarily by continued success in the group market, as previously noted. Premium growth in the Japan market during 2004 was driven primarily by growth in a single client relationship. Of the $21.9 million in additional premium volume in Japan compared to 2003, approximately $13.0 million of the growth came from this client. In Korea, 2004 premium growth was driven by a $12.3 million increase in premium volume from one existing client relationship, along with approximately $10.0 million of premium from two new clients.

     Several foreign currencies, particularly the Korean won and the Australian dollar, continued to strengthen against the U.S. dollar in 2005. The overall effect of the strengthening of local Asia Pacific segment currencies was an increase in 2005 premiums of $20.4 over 2004, and $32.0 million for 2004 over 2003.

     A portion of the growth of premiums for the segment in each year presented is due to reinsurance of critical illness, as a stand alone benefit or as an accelerated benefit on a life insurance policy. This coverage provides a benefit in the event of a death from or the diagnosis of a defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in Australia and Korea. Premiums earned from this coverage totaled $60.1 million, $39.1 million and $31.2 million in 2005, 2004 and 2003, respectively.

     Net investment income increased $13.3 million in 2005, as compared to an increase of $5.4 million in 2004. The increase in both years was primarily due to growth in the invested assets in Australia and favorable exchange rates, along with an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

     Other revenue during 2005 primarily represented profit and fees associated with financial reinsurance in Japan of approximately $3.7 million. Other revenue during 2004 primarily represented profit and fees associated with financial reinsurance in Japan, Taiwan and South Korea of approximately $2.1 million, and fees associated with the recapture provisions for two client treaties of approximately $0.9 million. In 2003, other revenue primarily represented profit and fees associated with financial reinsurance in Taiwan and South Korea.

     Loss ratios as a percentage of net premiums were 78.5%, 82.7% and 71.6% for 2005, 2004 and 2003, respectively. This percentage will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. While loss ratios were relatively stable between 2004 and 2005, the overall segment loss ratio increased 11.1% from 2003 to 2004. The increase in this percentage from 2003 to 2004 was attributable primarily to loss experience in Australia and New Zealand. Australia's loss ratio increased from

65.8% in 2003 to 87.7% in 2004, primarily due to recording of additional reserves on disability income business of approximately $22.8 million, and a reserve of approximately $2.7 million related to the tsunami in December 2004. New Zealand's loss experience is primarily due to the unfavorable performance of four significant treaties. These four treaties combined reflect an increase of approximately $17.7 million in claims and other policy benefits over 2003.

     Policy acquisition costs and other insurance expenses as a percentage of net premiums increased by 1.7% to 14.8% during 2005 and decreased by 5.2% to 13.1% during 2004. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured. During 2005, the percentage of policy acquisition costs and other insurance expenses as a percentage of net premiums was consistent with 2004 results. During 2004, the percentage declined, in part, due to the addition of a significant block of yearly renewable term business with no allowance included within the treaty terms. Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized.

     Other operating expenses decreased to 5.1% of net premiums in 2005, from 6.1% in 2004 and 6.5% in 2003. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time. The timing of the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of premiums to be somewhat volatile over periods of time.

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

FOR THE YEAR ENDED DECEMBER 31,                              2005       2004       2003
-------------------------------                            --------   --------   --------
(in thousands)

REVENUES:
   Net premiums                                            $  1,813   $  3,244   $  3,419
   Investment income, net of related expenses                13,459     23,034     17,677
   Investment related gains (losses), net                    11,745      9,673     (3,912)
   Other revenues                                            13,710      7,361      7,508
                                                           --------   --------   --------
      Total revenues                                         40,727     43,312     24,692

BENEFITS AND EXPENSES:
   Claims and other policy benefits                          41,385     15,518      7,941
   Interest credited                                            465        321        276
   Policy acquisition costs and other insurance expenses      4,044      1,746       (902)
   Other operating expenses                                  33,217     28,743     26,303
   Interest expense                                          38,150     35,487     34,650
                                                           --------   --------   --------
      Total benefits and expenses                           117,261     81,815     68,268
      Loss before income taxes                             $(76,534)  $(38,503)  $(43,576)
                                                           ========   ========   ========

     Loss before income taxes increased $38.0 million, or 98.8% during 2005 compared to 2004, primarily due to an increase in claims and other policy benefits of $25.9 million and a reduction in investment income of $9.6 million. The increase in claims and other policy benefits is due to an increase in the policy liabilities associated with the commutation of treaties covering the reinsurance of Argentine pension accounts. The decrease in investment income was the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes.

     Loss before income taxes decreased $5.1 million, or 11.6%, during 2004 compared to 2003, primarily due to an increase in unallocated investment related gains and investment income of $13.6 million and $5.4 million, respectively. These increases in revenues were partially offset by an increase in Argentine pension account reserves of $10.0 million during the fourth quarter of 2004 and a $2.4 million increase in unallocated general corporate expenses.

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

     Since 2001, the Company has attempted to negotiate settlements of its obligations and has pursued other courses of action, including withholding payment of claims and filing a request for arbitration. The Company's actions have resulted in one AFJP ceding company demanding arbitration and could result in litigation or arbitrations in the future. However, as of January 2006, the Company had commuted about 95% of its obligations associated with the AFJP business and is in discussions with the remaining clients regarding settlement of all obligations under the remaining treaties. Therefore, the risk of litigation or arbitrations in the future has significantly declined. During 2005, the Company reported in excess of $33.0 million in additional liabilities to satisfy its obligations as a result of the negotiated settlements and expected settlements for the remaining treaties. While it is not feasible to predict or determine the ultimate outcome of litigation or arbitrations that may occur in Argentina in the future, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

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

     The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to three arbitrations that involve some of these LMX reinsurance programs. Additionally, while the Company did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers' compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

     The Company is currently a party to three arbitrations that involve personal accident business as mentioned above. As of January 31, 2006, the companies involved in these litigation actions have raised claims, or established reserves that may result in claims, that are $23.5 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. While it is not feasible to predict or determine the ultimate outcome of the pending arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     The loss from discontinued accident and health operations, net of income taxes, decreased to $11.4 million in 2005 from $23.0 million in 2004. The decrease in loss in 2005 is due primarily to a $24.0 million, pretax, negotiated settlement of all disputed claims associated with the Company's largest identified accident and health exposure during 2004.

     The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $2.5 million, $1.4 million and $4.8 million for 2005, 2004 and 2003, respectively.

DEFERRED ACQUISITION COSTS

     DAC related to interest-sensitive life and investment-type contracts are amortized over the lives of the contracts, in relation to the present value of estimated gross profits ("EGP") from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components:
(1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (3) estimated costs of administration. EGP is also reduced by the Company's estimate of future losses due to defaults in fixed maturity securities. DAC is sensitive to changes in assumptions regarding these EGP components, and any change in such an assumption could have an effect on the Company's profitability.

     The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect a view of the future believed to be reasonable. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($431.5 million as of December 31, 2005), are changed as illustrated:

QUANTITATIVE CHANGE IN SIGNIFICANT ASSUMPTIONS:                 ONE-TIME INCREASE IN DAC   ONE-TIME DECREASE IN DAC
-----------------------------------------------                 ------------------------   ------------------------
Estimated interest spread increasing (decreasing) 25 basis
   points from the current spread                                         1.78%                     (2.03%)

Estimated policy lapse rates decreasing (increasing) 20% on a
   permanent basis (including surrender charges)                          0.80%                     (0.59%)

     In general, a change in assumption that improves the Company's expectations regarding EGP is going to have the effect of deferring the amortization of DAC into the future, thus increasing earnings and the current DAC balance. Conversely, a change in assumption that decreases EGP will have the effect of speeding up the amortization of DAC, thus reducing earnings and lowering the DAC balance. The Company also adjusts DAC to reflect changes in the unrealized gains and losses on available for sale fixed maturity securities since this affects EGP. This adjustment to DAC is reflected in accumulated other comprehensive income.

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

     The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2005:

                        ASSET-INTENSIVE DAC   NON-ASSET-INTENSIVE DAC    TOTAL DAC
                        -------------------   -----------------------   ----------
(in thousands)

U.S.                          $431,524               $1,009,604         $1,441,128
Canada                              --                  210,327            210,327
Asia Pacific                        --                  570,500            570,500
Europe & South Africa               --                  243,675            243,675
Corporate and Other                 --                       --                 --
                              --------               ----------         ----------
   Total                      $431,524               $2,034,106         $2,465,630
                              ========               ==========         ==========

     As of December 31, 2005, the Company estimates that approximately 51.0% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.

LIQUIDITY AND CAPITAL RESOURCES

THE HOLDING COMPANY

     RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company's primary businesses, dividends paid to its shareholders, interest payments on its indebtedness (See Note 15, "Debt and Trust Preferred Securities" of the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of director approved plan. The primary sources of RGA's liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity.

     The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of the early recapture of a reinsurance treaty by the ceding company and significantly higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets subject to market conditions.

     During the fourth quarter of 2003, the Company issued 12,075,000 shares of its common stock at $36.65 per share, raising proceeds of approximately $426.7 million, net of expenses. The Company has used the proceeds for general corporate purposes, including funding its reinsurance operations. MetLife, Inc. and its affiliates purchased 3,000,000 shares of common stock in the offering with a total purchase price of approximately $110.0 million.

     RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. In 2001, the Board of Directors approved a repurchase program authorizing RGA to purchase up to $50 million of its shares of stock, as conditions warrant. During 2002, RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million. In December 2005, the board of directors authorized RGA to enter into an accelerated share repurchase ("ASR") agreement with a financial counterparty under which RGA purchased 1,600,000 shares of its outstanding common stock at an aggregate price of approximately $75.9 million. The common shares repurchased have been placed into treasury to be used for general corporate purposes. (See Note 3, "Stock Transactions," of the Notes to Consolidated Financial Statements for additional information regarding the ASR).

STATUTORY DIVIDEND LIMITATIONS

     RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2006, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $41.4 million and $97.5 million, respectively. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile.

     The dividend limitations for RCM and RGA Reinsurance are based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. The significant differences relate to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, and surplus notes.

VALUATION OF LIFE INSURANCE POLICIES MODEL REGULATION (REGULATION XXX)

     The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the U.S. for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the U.S.

     In order to reduce the effect of Regulation XXX, RGA Reinsurance has retroceded Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. RGA Reinsurance's statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance's statutory reserve credits and RGA Reinsurance cannot find an alternative source for collateral.

SHAREHOLDER DIVIDENDS

     Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2005. All future payments of dividends are at the discretion of the Company's Board of Directors and will depend on the Company's earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the Board of Directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries.

DEBT AND TRUST PREFERRED SECURITIES

     Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth, maximum ratios of debt to capitalization, change in control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10.0 million or $25.0 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company's credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2005, the Company had $800.0 million in outstanding borrowings under its short- and long-term debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds.

     In December 2005, RGA issued Junior Subordinated Debentures with a face amount of $400 million. Interest is payable semi-annually and is fixed at 6.75% per year until December 15, 2015. From December 15, 2015 until December 15, 2065, interest on the debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 266.5 basis points, payable quarterly. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income and shareholders' equity levels. Upon an optional or mandatory deferral, the Company is not permitted to pay common-stock dividends or make payments of interest or principal on securities which rank equal or junior to the subordinated debentures, until the accrued and unpaid interest on the subordinated debentures is paid. The subordinated debentures are redeemable at the Company's option. Approximately $75.9 million of the net proceeds were used to purchase the Company's common stock under an ASR agreement with a financial counterparty. RGA intends to use a portion of the net proceeds from the sale of these debentures to repay approximately $100.0 million of its 7.25% senior notes when they mature on April 1, 2006. As of December 31, 2005, the average interest rate on long-term and short-term debt outstanding, excluding the Preferred Income Redeemable Securities Units, was 6.62% compared to 6.10% at the end of 2004.

     The Company maintains three credit facilities. The Company's credit facility that expires in September 2010, is a syndicated credit facility with an overall capacity of $600.0 million. The overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Company may borrow up to $300.0 million of cash under the facility. As of December 31, 2005 the Company's outstanding cash balance was $50.0 million under this credit facility, with an average interest rate of 4.75%. The Company's other credit facilities consist of a L15.0 million credit facility that expires in May 2007 and an AUD$35.0 million credit facility that expires in February 2006, which is expected to be renewed. The Company's foreign credit facilities had a combined balance of $51.5 million as of December 31, 2005.

     Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA's cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with RGA Reinsurance and RCM, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, make interest payments on its senior indebtedness, trust preferred securities and junior subordinated notes, repurchase RGA common stock under the board of director approved plan, and meet its other obligations.

     A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products and RGA's ability to raise new capital. Because the Company obtains substantially all of its revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, its business would be harmed if the market for annuities or life insurance was adversely affected.

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

ASSETS IN TRUST

     Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support reserve credits in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2005, these treaties had approximately $388.0 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $769.2 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2005. Additionally, securities with an amortized cost of $1,454.3 million as of December 31, 2005 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.

GUARANTEES

     RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $256.2 million and $285.4 million as of December 31, 2005 and 2004, respectively, and are reflected on the Company's consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2005, RGA's exposure related to these guarantees was $184.2 million. RGA has issued a guarantee on behalf of a subsidiary in the event the subsidiary fails to make payment under its office lease obligation, the exposure of which was insignificant as of December 31, 2005.

     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

OFF BALANCE SHEET ARRANGEMENTS

     The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $25.7 million and $31.1 million, respectively, at December 31, 2005. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost and included in total investments in the consolidated balance sheets.

     In December 2005, the Company entered into an ASR agreement with a financial counterparty. Under the ASR agreement, the Company purchased 1,600,000 shares of its outstanding common stock at an initial price of $47.43 per share and an aggregate price of approximately $75.9 million. In order to deliver the shares to RGA on December 12, 2005, the counterparty borrowed RGA shares from the stock loan market. Under the ASR agreement, the counterparty purchases an equivalent number of shares of common stock in the open market from time to time in order to pay back the shares it borrowed. At the end of this period, the Company may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted average price of its common shares during the period. The counterparty completed its purchases on February 22, 2006 and as a result, the Company was required to pay $130 thousand to the counterparty for the final settlement.

     In order to reduce the level of statutory reserves, primarily in the U.S. and Canada, which may be significantly in excess of reserves required under GAAP, the Company has entered into various reinsurance agreements with affiliates and third parties. In order for the Company to receive statutory reserve credit, the affiliate or third party must provide collateral for the benefit of the Company, usually in the form of assets in trust or letters of credit.

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

     Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows include selling short-term investments or fixed maturity securities and drawing additional funds under existing credit facilities, under which the Company had availability of $230.0 million as of December 31, 2005.

     The Company's principal cash outflows primarily relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements). The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate regulatory capital requirements created by this business. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims. The Company's management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.

     The Company's net cash flows provided by operating activities for the years ended December 31, 2005, 2004 and 2003, were $599.4 million, $710.8 million and $574.6 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. Operating cash decreased $111.5 million during 2005 due to higher operating cash outlays of $613.3 million largely offset by increased cash from premiums and investment income of $438.2 million and $63.6 million, respectively. During 2004, operating cash increased $136.2 million as cash from premiums and investment income increased $921.5 million and $116.8 million, respectively, and was largely offset by higher operating net cash outlays of $902.1 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short- and long-term obligations, subject to market conditions.

     Net cash used in investing activities was $893.1 million, $768.0 million and $1,288.3 million in 2005, 2004 and 2003, respectively. Changes in cash used in investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. Net cash invested in 2005 includes the investment of approximately $318.8 million of proceeds from the Company's subordinated debenture offering in December 2005. Net cash used in investing activities was relatively high in 2003 as a result of the investment of approximately $426.7 million related to the Company's stock offering.

     Net cash provided by financing activities was $274.3 million, $120.9 million and $704.1 million in 2005, 2004 and 2003, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company's existing credit agreements, treasury stock activity and excess deposits under investment-type contracts.

CONTRACTUAL OBLIGATIONS

     The following table displays the Company's contractual obligations, other than certain obligations arising from its reinsurance business (in millions):

                                                                             Payment Due by Period
                                                    -----------------------------------------------------------------------
Contractual Obligations:                              Total    Less than 1 Year   1 - 3 Years   4 - 5 Years   After 5 Years
------------------------                            --------   ----------------   -----------   -----------   -------------
Short - term debt, including interest               $  129.4       $  129.4          $   --        $   --        $     --
Long - term debt, including interest                 2,389.1           44.7           112.1         135.2         2,097.1
Fixed Rate Trust Pref Sec., including interest(1)      810.4           12.9            25.9          25.9           745.7
Life claims payable(2)                                 805.9          805.9              --            --              --
Operating leases                                        37.1            6.9            10.3           7.2            12.7
Limited partnerships                                    31.1           31.1              --            --              --
Structured investment contracts                         22.7            2.5            11.4           8.8              --
Mortgage purchase commitments                           25.7           25.7              --            --              --
                                                    --------       --------          ------        ------        --------
Total                                               $4,251.4       $1,059.1          $159.7        $177.1        $2,855.5
                                                    ========       ========          ======        ======        ========

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

     See Note 9 - "Income Tax" and Note 10 - "Employee Benefit Plans" in Notes to Consolidated Financial Statements for information related to the Company's obligations for taxes and funding requirements for retirement and other post-employment benefits.

     Life claims payable include benefit and claim liabilities for which the Company believes the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death and critical illness claims. As of December 31, 2005, liabilities for future policy benefits of approximately $4,693.5 million related primarily to reinsurance of traditional life insurance and related policies and approximately $5,503.5 million of interest sensitive contract liabilities, primarily deferred annuities, have been excluded from this table. Amounts excluded from the table are generally comprised of policies or contracts where (i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, is outside of the control of the Company. The timing of payment on these liabilities is not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred, and the Company has no control over the timing of such occurrence. In addition to timing of payments, significant uncertainties relating to these liabilities include mortality, morbidity and persistency. On a consolidated basis, the Company has historically generated positive cash flows from operations; however, it must factor these uncertainties regarding its insurance obligations into its asset/liability management program. See "Asset / Liability Management" for additional discussion.

LETTERS OF CREDIT

     The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the Debt and Trust Preferred Securities discussion above. At December 31, 2005, there were approximately $17.4 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas, RGA Barbados and RGA Worldwide Reinsurance Company, Ltd. ("RGA Worldwide"). The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2005, $439.8 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company.

     Based on the growth of the Company's business and the pattern of reserve levels under Regulation XXX associated with term life business, the amount of ceded reserve credits is expected to grow. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other mechanisms to support the reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced. The reduction in regulatory capital would not directly affect the Company's consolidated shareholders' equity under GAAP; however, it could effect the Company's ability to write new business and retain existing business.

     During the third quarter of 2005, the Company entered into a five-year, syndicated credit facility with an overall capacity of $600.0 million. The amount of the overall capacity available for issuance of letters of credit is reduced by any cash borrowings, up to $300.0 million, made by the Company against this credit facility. At December 31, 2005, there were $320.0 million letters of credit outstanding against this credit facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. Fees associated with the Company's other letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

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

     The Company's liquidity position (cash and cash equivalents and short-term investments) was $255.0 million and $184.1 million at December 31, 2005 and December 31, 2004, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

     The Company's asset-intensive products are primarily supported by investments in fixed maturity securities. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.

INVESTMENTS

     The Company had total cash and invested assets of $12.5 billion and $10.7 billion at December 31, 2005 and 2004, respectively. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the operating companies' Boards of Directors periodically review their respective investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The duration of the Canadian portfolio exceeds twenty years. The target duration for other operating segments portfolios, which are segmented along product lines, range between four and seven years. The Company's earned yield on invested assets was 5.89% in 2005, compared with 5.91% in 2004, and 6.39% in 2003. See Note 5 - "Investments" in the Notes to Consolidated Financial Statements for additional information regarding the Company's investments.

Fixed maturity securities and equity securities available-for-sale

     The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, mortgage- and asset-backed securities, public utilities, and Canadian government securities. As of December 31, 2005, approximately 97.3% of the Company's consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was commercial and industrial bonds, which represented approximately 26.9% of fixed maturity securities as of December 31, 2005, down from 28.2% as of December 31, 2004. A majority of these securities were classified as corporate securities, with an average Standard and Poor's ("S&P") rating of A at December 31, 2005.

     Within the fixed maturity security portfolio, the Company holds approximately $1.5 billion in mortgage-backed securities at December 31, 2005, which include agency-issued pass-through securities, collateralized mortgage obligations guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association, and commercial mortgage-backed securities. All of these securities were investment-grade. The principal risks inherent in holding residential mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of homeowner refinancing. Extension risk relates to the unexpected slowdown in principal payments. The Company monitors its residential mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.

     Within the fixed maturity security portfolio, the Company holds approximately $122.1 million in asset-backed securities at December 31, 2005, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed-rate securities. Approximately 0.7% of asset-backed securities, or $0.8 million are collateralized bond obligations. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

     The Company monitors its investment securities to determine impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities and various other subjective factors. As of December 31, 2005, the Company held fixed maturities with a cost basis of $8.4 million and a market value of $8.7 million, representing 0.1% of fixed maturities at December 31, 2005, that were non-income producing. Based on management's judgment, securities with an other-than-temporary impairment in value are written down to management's estimate of fair value. The Company recorded other-than-temporary write-downs of fixed maturities totaling $0.5 million, $8.5 million and $20.1 million in 2005, 2004 and 2003, respectively. The circumstances that gave rise to these impairments were bankruptcy proceedings or deterioration in collateral value supporting certain asset-backed securities. During 2005 and 2004, the Company sold fixed maturity securities with fair values of $822.3 million and $394.0 million at losses of $21.8 million and $20.6 million, respectively, or at 97.4% and 95.0% of book value, respectively.

     The following table presents the total gross unrealized losses for 679 fixed maturity securities and equity securities as of December 31, 2005, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                             At December 31, 2005
                                        -----------------------------
                                        Gross Unrealized
                                             Losses        % of Total
                                        ----------------   ----------
Less than 20%                                $50,224          98.9%
20% or more for less than six months             545           1.1%
20% or more for six months or greater             --            --
                                             -------          ----
   Total                                     $50,769           100%
                                             =======          ====

     While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

     The following tables present the estimated fair values and gross unrealized losses for the 679 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of December 31, 2005. These investments are presented by class and grade of security. The length of time the related market value has remained below amortized cost is provided for fixed maturity securities as of December 31, 2005.

                                                                      AS OF DECEMBER 31, 2005
                                     ----------------------------------------------------------------------------------------
                                                                     EQUAL TO OR GREATER THAN
                                          LESS THAN 12 MONTHS                12 MONTHS                       TOTAL
                                     ----------------------------  ----------------------------  ----------------------------
                                      Estimated  Gross Unrealized   Estimated  Gross Unrealized   Estimated  Gross Unrealized
                                     Fair Value        Loss        Fair Value        Loss        Fair Value        Loss
                                     ----------  ----------------  ----------  ----------------  ----------  ---------------
(in thousands)

INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL         $  761,601       $15,525       $ 53,040        $2,700       $  814,641       $18,225
   PUBLIC UTILITIES                     190,043         2,941          5,750           332          195,793         3,273
   ASSET-BACKED SECURITIES               48,134           912         18,791           440           66,925         1,352
   CANADIAN AND CANADIAN PROVINCIAL
      GOVERNMENTS                        40,959           415             --            --           40,959           415
   MORTGAGE-BACKED SECURITIES           905,373        14,085         45,175         1,393          950,548        15,478
   FINANCE                              371,643         4,907         20,872           904          392,515         5,811
   U.S. GOVERNMENT AND AGENCIES          31,102           238            681            25           31,783           263
   STATE AND POLITICAL SUBDIVISIONS       5,705           115             --            --            5,705           115
   FOREIGN GOVERNMENTS                   25,109            76             --            --           25,109            76
                                     ----------       -------       --------        ------       ----------       -------
      INVESTMENT GRADE SECURITIES    $2,379,669       $39,214       $144,309        $5,794       $2,523,978       $45,008
                                     ----------       -------       --------        ------       ----------       -------

NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL             37,411           709          2,515            48           39,926           757
   PUBLIC UTILITIES                      12,822           106             --            --           12,822           106
   FINANCE                               11,610         1,094             --            --           11,610         1,094
                                     ----------       -------       --------        ------       ----------       -------
      NON-INVESTMENT GRADE
         SECURITIES                      61,843         1,909          2,515            48           64,358         1,957
                                     ----------       -------       --------        ------       ----------       -------
         TOTAL FIXED MATURITY
            SECURITIES               $2,441,512       $41,123       $146,824        $5,842       $2,588,336       $46,965
                                     ==========       =======       ========        ======       ==========       =======
         EQUITY SECURITIES           $   92,492       $ 3,629       $  6,094        $  175       $   98,586       $ 3,804
                                     ==========       =======       ========        ======       ==========       =======

     The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of December 31, 2005. The unrealized losses on fixed maturity securities did not exceed 17.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. One equity security had an unrealized loss of approximately 37.6% or $0.5 million at December 31, 2005, as a result of a reduction in the dividend rate.

Mortgage loans on real estate

     Mortgage loans represented approximately 5.3% and 5.8% of the Company's investments as of December 31, 2005 and 2004, respectively. As of December 31, 2005, all mortgages were U.S.-based. The Company invests primarily in mortgages on commercial offices, industrial properties and retail locations. The
Company's mortgage loans generally range in size from $0.5 million to $11.0 million, with the average mortgage loan investment as of December 31, 2005 totaling approximately $4.6 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 5 of the Notes to Consolidated Financial Statements. Substantially all mortgage loans are performing and no valuation allowance has been established as of December 31, 2005 or 2004.

Policy loans

     Policy loans comprised approximately 8.0% and 9.1% of the Company's investments as of December 31, 2005 and 2004, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest

     Substantially all of the Company's funds withheld at interest receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $3.5 billion and $2.7 billion at December 31, 2005 and 2004, respectively, of which $2.5 billion and $1.9 billion, respectively, were subject to the provisions of Issue B36 (see Note 2 - "New Accounting Pronouncements" in Notes to Consolidated Financial Statements for further discussion).

     Under Issue B36, the Company's funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income.

     Funds withheld at interest comprised approximately 28.1% and 25.9% of the Company's investments as of December 31, 2005 and 2004, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company's consolidated balance sheets. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 6.63% for the year ended December 31, 2005. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average A.M. Best rating of "A". Certain ceding companies maintain segregated portfolios for the benefit of the Company.

     Based on data provided by ceding companies as of December 31, 2005, funds withheld at interest were approximately (in thousands):

                                                             At December 31, 2005
                                                   ----------------------------------------
                                                                                % of Total
Underlying Security Type:                          Book Value   Market Value   Market Value
-------------------------                          ----------   ------------   ------------
Investment grade U.S. corporate securities         $  923,021    $  927,120        37.5%
Below investment grade U.S. corporate securities       86,900        86,465         3.5%
Structured securities                                 759,317       766,279        31.0%
Foreign corporate securities                          168,502       168,888         6.8%
U.S. government and agency debentures                 145,464       142,044         5.7%
Unrated securities                                     85,593        85,913         3.5%
Derivatives                                            49,575        59,735         2.4%
Other                                                 236,323       237,538         9.6%
                                                   ----------    ----------       -----
   Total segregated portfolios                      2,454,695     2,473,982       100.0%
                                                   ----------    ----------       -----
Funds withheld at interest associated with
   non-segregated portfolios                          954,977       954,977
Embedded derivatives                                   50,271        50,271
                                                   ----------    ----------
   Total funds withheld at interest                $3,459,943    $3,479,230
                                                   ==========    ==========

     Based on data provided by the ceding companies as of December 31, 2005, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (in thousands):

                                                             At December 31, 2005
                                                   ----------------------------------------
                                                                                % of Total
Maturity:                                          Book Value   Market Value   Market Value
---------                                          ----------   ------------   ------------
Within one year                                    $   94,242    $  105,072         3.7%
More than one, less than five years                   253,392       254,335         9.0%
More than five, less than ten years                   542,503       540,777        19.1%
Ten years or more                                   1,924,922     1,934,162        68.2%
                                                   ----------    ----------       -----
   Subtotal                                         2,815,059     2,834,346       100.0%
                                                   ----------    ----------       -----
Less: Reverse repurchase agreements                  (360,364)     (360,364)
   Total all years                                 $2,454,695    $2,473,982
                                                   ==========    ==========

Other Invested Assets

     Other invested assets represented approximately 1.9% and 2.0% of the Company's investments as of December 31, 2005 and 2004, respectively. Other invested assets include derivative contracts, equity securities, preferred stocks and limited partnership interests.

     The Company has utilized derivative financial instruments on a very limited basis, primarily to improve the management of the investment-related risks associated with the reinsurance of equity-indexed annuities. The Company invests primarily in exchange-traded and customized Standard and Poor's equity index options. The Company has established minimum credit quality standards for counterparties and seeks to obtain collateral or other credit supports. The Company limits its total financial exposure to counterparties. The Company's use of derivative financial instruments historically has not been significant to its financial position. The fair value of derivative investments totaled ($20.0) thousand as of December 31, 2005 and consisted of exchange-traded credit default swaps with a notional amount of $40.0 million.

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

     Interest Rate Risk

     This risk arises from many of the Company's primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company's capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the effect of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.

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

     Interest rate sensitivity analysis is used to measure the Company's interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change in market interest rates. The Company does not have fixed-rate instruments classified as trading securities. The Company's projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2005 and 2004 was $262.6 million and $207.6 million, respectively.

     The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.

     At December 31, 2005, the Company's estimated changes in fair value were within the targets outlined in the Company's investment policy.

     Interest rate sensitivity analysis is also used to measure the Company's interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable-rate instruments classified as trading securities. The Company's projected decrease in cash flows in the near term associated with floating-rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2005 and 2004 was $0.4 million and $0.3 million, respectively.

     The cash flows from coupon payments move in the same direction as interest rates for the Company's floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2005, the Company's estimated changes in cash flows were within the targets outlined in the Company's investment policy.

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

     Foreign Currency Risk

     The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible, but generally does not hedge the foreign currency translation or net investment exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders' equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company's foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Japanese yen, Korean won and the South African rand.

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

NEW ACCOUNTING STANDARDS

     In June 2005, the Financial Accounting Standards Board ("FASB") completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material effect on the Company's consolidated financial statements. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and remained in effect until the adoption of FSP 115-1.

     In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, "Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option" ("Issue B38") and SFAS 133 Implementation Issue No. B39, "Embedded
Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor" ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, did not have a material effect on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material effect on the Company's consolidated financial statements.

     In December 2004, the FASB revised SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement will be adopted by the Company during the first quarter of 2006. The Company expects SFAS 123(r) will increase compensation expense by approximately $2.4 million in 2006.

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

     Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $3.5 billion and $2.7 billion at December 31, 2005 and 2004, respectively, are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The Company has developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on the Company's expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. At December 31, 2005 and 2004, the fair value of the embedded derivative totaled $50.3 million and $42.8 million, respectively, and is included in the funds withheld at interest line item on the consolidated balance sheets. Subsequent to the initial adoption of Issue B36, the change in the market value of the underlying is recorded in the consolidated statement of income as change in value of embedded derivatives. Industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

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

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,   December 31,
                                                                                     2005           2004
                                                                                 ------------   ------------
                                                                                    (Dollars in thousands)
ASSETS
Fixed maturity securities available-for-sale, at fair value                      $ 6,874,243    $ 6,023,696
Mortgage loans on real estate                                                        648,067        609,292
Policy loans                                                                         987,442        957,564
Funds withheld at interest                                                         3,459,943      2,734,655
Short-term investments                                                               126,296         31,964
Other invested assets                                                                235,464        207,054
                                                                                 -----------    -----------
   Total investments                                                              12,331,455     10,564,225
Cash and cash equivalents                                                            128,692        152,095
Accrued investment income                                                             62,498         58,076
Premiums receivable                                                                  393,375        376,298
Reinsurance ceded receivables                                                        541,944        434,264
Deferred policy acquisition costs                                                  2,465,630      2,225,974
Other reinsurance balances                                                           179,770        159,440
Other assets                                                                          90,502         77,757
                                                                                 -----------    -----------
   Total assets                                                                  $16,193,866    $14,048,129
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                                           $ 4,693,454    $ 4,097,722
Interest sensitive contract liabilities                                            5,503,528      4,900,600
Other policy claims and benefits                                                   1,529,298      1,316,225
Other reinsurance balances                                                           212,422        247,164
Deferred income taxes                                                                652,024        561,985
Other liabilities                                                                    117,101         81,209
Short-term debt                                                                      125,610         56,078
Long-term debt                                                                       674,392        349,704
Company-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures of the Company                158,553        158,417
                                                                                 -----------    -----------
   Total liabilities                                                              13,666,382     11,769,104

Commitments and contingent liabilities (See Note 14)
Stockholders' Equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                       --             --
   Common stock (par value $.01 per share; 140,000,000 shares authorized;
      63,128,273 shares issued at December 31, 2005 and December 31, 2004)               631            631
   Warrants                                                                           66,915         66,915
   Additional paid-in-capital                                                      1,053,814      1,046,515
   Retained earnings                                                               1,048,215        846,572
   Accumulated other comprehensive income:
      Accumulated currency translation adjustment, net of income taxes                85,127         93,691
      Unrealized appreciation of securities, net of income taxes                     361,815        244,675
                                                                                 -----------    -----------
         Total stockholders' equity before treasury stock                          2,616,517      2,298,999
   Less treasury shares held of 2,052,316 and 683,245 at cost at
      December 31, 2005 and December 31, 2004, respectively                          (89,033)       (19,974)
                                                                                 -----------    -----------
      Total stockholders' equity                                                   2,527,484      2,279,025
                                                                                 -----------    -----------
      Total liabilities and stockholders' equity                                 $16,193,866    $14,048,129
                                                                                 ===========    ===========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                             Twelve months ended December 31,
                                                           ------------------------------------
                                                              2005         2004         2003
                                                           ----------   ----------   ----------
                                                             (Dollars in thousands, except per
                                                                        share data)
REVENUES:
   Net premiums                                            $3,866,775   $3,347,448   $2,643,163
   Investment income, net of related expenses                 639,165      580,528      465,579
   Investment related gains, net                               13,590       29,473        5,360
   Change in value of embedded derivatives                      7,444       26,104       43,596
   Other revenues                                              57,791       55,366       47,300
                                                           ----------   ----------   ----------
         Total revenues                                     4,584,765    4,038,919    3,204,998

BENEFITS AND EXPENSES:
   Claims and other policy benefits                         3,187,902    2,678,537    2,108,431
   Interest credited                                          208,376      198,931      179,702
   Policy acquisition costs and other insurance expenses      629,359      591,029      458,165
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                   6,972       22,896       30,665
   Other operating expenses                                   154,382      139,896      119,636
   Interest expense                                            41,428       38,437       36,789
                                                           ----------   ----------   ----------
         Total benefits and expenses                        4,228,419    3,669,726    2,933,388
         Income from continuing operations before
            income taxes                                      356,346      369,193      271,610
   Provision for income taxes                                 120,738      123,893       93,291
                                                           ----------   ----------   ----------
         Income from continuing operations                    235,608      245,300      178,319
   Discontinued operations:
         Loss from discontinued accident and health
            operations, net of income taxes                   (11,428)     (23,048)      (5,723)
                                                           ----------   ----------   ----------
         Income before cumulative effect of change in
            accounting principle                              224,180      222,252      172,596
   Cumulative effect of change in accounting principle,
      net of income taxes                                          --         (361)         545
                                                           ----------   ----------   ----------
         Net income                                        $  224,180   $  221,891   $  173,141
                                                           ==========   ==========   ==========
BASIC EARNINGS PER SHARE:
   Income from continuing operations                       $     3.77   $     3.94   $     3.47
   Discontinued operations                                      (0.19)       (0.37)       (0.11)
   Cumulative effect of change in accounting principle             --        (0.01)        0.01
                                                           ----------   ----------   ----------
   Net income                                              $     3.58   $     3.56   $     3.37
                                                           ==========   ==========   ==========
DILUTED EARNINGS PER SHARE:
   Income from continuing operations                       $     3.70   $     3.90   $     3.46
   Discontinued operations                                      (0.18)       (0.37)       (0.11)
   Cumulative effect of change in accounting principle             --        (0.01)        0.01
                                                           ----------   ----------   ----------
   Net income                                              $     3.52   $     3.52   $     3.36
                                                           ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE                               $     0.36   $     0.27   $     0.24
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              Accumulated
                                                         Additional                              Other
                               Preferred Common            Paid In   Retained  Comprehensive Comprehensive Treasury
                                 Stock    Stock Warrants   Capital   Earnings      Income       Income       Stock     Total
                               --------- ------ -------- ---------- ---------- ------------- ------------- -------- ----------
Balance, January 1, 2003          $--     $511   $66,915 $  613,042 $  480,301                  $103,483   $(41,789)$1,222,463
Comprehensive income:
   Net income                                                          173,141    $173,141                             173,141
   Other comprehensive income,
      net of income tax
      Currency translation
         adjustments                                                                52,886                              52,886
      Unrealized investment
         gains, net of related
      offsets and
         reclassification
         adjustment                                                                 67,890                              67,890
                                                                                  --------
   Other comprehensive income                                                      120,776       120,776
                                                                                  --------
Comprehensive income                                                              $293,917
                                                                                  ========
Dividends to stockholders                                              (11,940)                                        (11,940)
Issuance of common stock,
   net of expenses                         120              426,581                                                    426,701
Reissuance of treasury stock                                  2,821                                          13,761     16,582
                                  ---     ----   ------- ---------- ----------                  --------   -------- ----------
Balance, December 31, 2003         --      631    66,915  1,042,444    641,502                   224,259    (28,028) 1,947,723
Comprehensive income:
   Net income                                                          221,891    $221,891                             221,891
   Other comprehensive income,
      net of income tax
      Currency translation
         adjustments                                                                40,090                              40,090
      Unrealized investment
         gains, net of related
      offsets and
         reclassification
         adjustment                                                                 74,017                              74,017
                                                                                  --------
   Other comprehensive income                                                      114,107       114,107
                                                                                  --------
Comprehensive income                                                              $335,998
                                                                                  ========
Dividends to stockholders                                              (16,821)                                        (16,821)
Reissuance of treasury stock                                  4,071                                           8,054     12,125
                                  ---     ----   ------- ---------- ----------                  --------   -------- ----------
Balance, December 31, 2004         --      631    66,915  1,046,515    846,572                   338,366    (19,974) 2,279,025
Comprehensive income:
   Net income                                                          224,180    $224,180                             224,180
   Other comprehensive income,
      net of income tax
      Currency translation
         adjustments                                                                (8,564)                             (8,564)
      Unrealized investment
         gains, net of related
      offsets and
         reclassification
         adjustment                                                                117,140                             117,140
                                                                                  --------
   Other comprehensive income                                                      108,576       108,576
                                                                                  --------
Comprehensive income                                                              $332,756
                                                                                  ========
Dividends to stockholders                                              (22,537)                                        (22,537)
Purchase of treasury stock                                                                                  (75,888)   (75,888)
Reissuance of treasury stock                                  7,299                                           6,829     14,128
                                  ---     ----   ------- ---------- ----------                  --------   -------- ----------
Balance, December 31, 2005        $--     $631   $66,915 $1,053,814 $1,048,215                  $446,942   $(89,033)$2,527,484
                                  ===     ====   ======= ========== ==========                  ========   ======== ==========

          See accompanying notes to consolidated financial statements.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Twelve months ended
                                                                                   December 31,
                                                                     ---------------------------------------
                                                                         2005          2004          2003
                                                                     -----------   -----------   -----------
                                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   224,180   $   221,891   $   173,141
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Change in:
         Accrued investment income                                        (4,666)       (9,666)      (11,480)
         Premiums receivable                                             (30,754)       50,356      (166,868)
         Deferred policy acquisition costs                              (287,405)     (416,017)     (596,482)
         Reinsurance ceded balances                                     (107,679)       29,293       (38,170)
         Future policy benefits, other policy claims and benefits,
            and other reinsurance balances                               788,769       823,621     1,164,871
         Deferred income taxes                                            41,393        92,638        63,895
         Other assets and other liabilities, net                          25,169       (13,652)       26,493
   Amortization of net investment discounts and other                    (40,288)      (32,580)      (40,227)
   Investment related gains, net                                         (13,722)      (29,473)       (5,360)
   Other, net                                                              4,354        (5,602)        4,779
                                                                     -----------   -----------   -----------
Net cash provided by operating activities                                599,351       710,809       574,592

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of fixed maturity securities - available for sale             1,550,653     1,298,647     1,768,107
   Maturities of fixed maturity securities - available for sale           44,930        53,469        27,623
   Purchases of fixed maturity securities - available for sale        (2,218,422)   (1,902,073)   (2,539,871)
   Sales of mortgage loans                                                    --        13,927            --
   Cash invested in mortgage loans on real estate                        (88,813)     (166,747)     (264,205)
   Cash invested in policy loans                                         (61,460)      (64,205)      (67,727)
   Cash invested in funds withheld at interest                           (74,398)       16,411      (137,125)
   Principal payments on mortgage loans on real estate                    49,001        23,607        12,812
   Principal payments on policy loans                                     31,582         9,499         5,991
   Change in short-term investments and other invested assets           (126,187)      (50,485)      (93,857)
                                                                     -----------   -----------   -----------
Net cash used in investing activities                                   (893,114)     (767,950)   (1,288,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                             (22,537)      (16,821)      (11,940)
   Proceeds from long-term debt issuance                                 394,640            --            --
   Net borrowings under credit agreements                                     --         4,600        64,662
   Proceeds from offering of common stock, net                                --            --       426,701
   Purchases of treasury stock                                           (75,888)           --            --
   Exercise of stock options                                               6,046         7,162        14,467
   Excess deposits (payments) on universal life and other
      investment type policies and contracts                             (27,912)      125,922       210,160
                                                                     -----------   -----------   -----------
Net cash provided by financing activities                                274,349       120,863       704,050
Effect of exchange rate changes                                           (3,989)        3,787         6,095
                                                                     -----------   -----------   -----------
Change in cash and cash equivalents                                      (23,403)       67,509        (3,515)
Cash and cash equivalents, beginning of period                           152,095        84,586        88,101
                                                                     -----------   -----------   -----------
Cash and cash equivalents, end of period                             $   128,692   $   152,095   $    84,586
                                                                     ===========   ===========   ===========

Supplementary information:
   Cash paid for interest                                            $    38,303   $    37,883   $    35,873
   Cash paid for income taxes, net of refunds                        $    47,040   $    28,638   $     6,391
   Non-cash transfer from funds withheld at interest to fixed
      maturity securities                                            $        --   $   606,040   $        --

          See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

     Note 1 ORGANIZATION

Reinsurance Group of America, Incorporated ("RGA") is an insurance holding company that was formed on December 31, 1992. As of December 31, 2005, General American Life Insurance Company ("General American"), a Missouri life insurance company, directly owned approximately 52.8% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc., a New York-based insurance and financial services holding company.

The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company ("RGA Reinsurance"), RGA Reinsurance Company (Barbados) Ltd. ("RGA Barbados"), RGA Life Reinsurance Company of Canada ("RGA Canada"), RGA Americas Reinsurance Company, Ltd. ("RGA Americas"), RGA Reinsurance Company of Australia, Limited ("RGA Australia") and RGA Reinsurance UK Limited ("RGA UK") as well as other subsidiaries, subject to an ownership position of greater than fifty percent (collectively, the "Company").

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

The accompanying consolidated financial statements include the accounts of RGA and its subsidiaries, both direct and indirect, subject to an ownership position greater than fifty percent, and any variable interest entities where the Company is the primary beneficiary. Entities in which the Company has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported under the equity method of accounting. The Company evaluates variable interest entities in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(r) "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51". All significant intercompany balances and transactions have been eliminated.

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

Change in value of embedded derivatives reflects the change in the market value of specific financial instruments as required upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36").

Other invested assets include derivative contracts, common stocks and preferred stocks, carried at fair value, and limited partnership interests, carried at cost. Changes in fair value are recorded through accumulated other comprehensive income. Other invested assets are periodically reviewed for impairment.

The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio's effective yield, maturity, and duration. The Company does not invest in derivatives for speculative purposes. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company's use of derivatives historically has not been significant to its financial position. Income or expense on derivative financial instruments used to manage interest-rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities for the periods covered by the contracts. Upon sale, exercise, expiration or termination, gains or losses on derivatives accounted for as cash flow hedges are reclassified from accumulated other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2005 and 2004, the Company did not hold any derivatives accounted for as cash flow hedges. At December 31, 2005, the Company held exchange-traded credit default swaps with a notional amount of $40.0 million, which are carried at a fair value of ($20.0) thousand. Changes in the fair value of these derivatives are recorded as investment related gains/(losses), net on the consolidated statements of income. It is the Company's policy to enter into derivative contracts primarily with highly rated companies.

Cash and Cash Equivalents. The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

Additional Information Regarding Statements of Cash Flows. Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less. The consolidated statements of cash flows includes the results of discontinued operations in net cash from operations for all years presented, as the effect of the discontinued operations on cash flows is not considered material.

Premiums Receivable. Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims for unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2005 or 2004.

Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to establish that DAC remains recoverable, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2005, 2004 or 2003. Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

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

Goodwill and Value of Business Acquired. The Company reports goodwill pursuant to the provisions of SFAS No. 142. Accordingly, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. From 2003 through 2005, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2005 and 2004 totaled $7.0 million and was related to the purchase by the Company's U.S. operations of RGA Financial Group L.L.C. in 2000. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The value of business acquired was approximately $3.5 million and $4.5 million, including accumulated amortization of $9.9 million and $8.9 million, as of December 31, 2005 and 2004, respectively. The value of business acquired amortization expense for the years ended December 31, 2005, 2004, and 2003 was $1.0 million, $1.3 million, and $1.7 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Amortization of the value of business acquired is estimated to be $0.8 million, $0.6 million, $0.4 million, $0.4 million and $0.3 million during 2006, 2007, 2008, 2009 and 2010, respectively.

Other Assets. In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2005 and 2004, the Company had unamortized computer software costs of approximately $18.9 million and $20.3 million, respectively. During 2005, 2004 and 2003, the Company amortized computer software costs of $5.7 million, $2.2 million, and $0.5 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value. The amortization in 2005 includes an asset impairment charge of $2.7 million.

Future Policy Benefits and Interest-Sensitive Contract Liabilities. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 4.0% to 6.0%. The mortality and withdrawal assumptions are based on the Company's experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.

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

The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance. The liabilities under asset-intensive reinsurance contracts are included in interest-sensitive contract liabilities on the consolidated balance sheets.

Other Policy Claims and Benefits. Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company and business segment, but generally averages around 3.0 months on a consolidated basis. The Company updates its analysis of incurred but not reported, including lag studies, on a quarterly basis and adjusts its claim liabilities accordingly.

Other liabilities primarily include investments in transit, separate accounts, employee benefits, and current federal income taxes payable. The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities and participates in a securitized lending program. These transactions are reported as collateralized financings and the settlement obligation is a component of other liabilities. At December 31, 2005 and 2004, there were no repurchase agreements outstanding.

Income Taxes. RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes RGA, RGA Americas Reinsurance Company, Ltd., RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., Reinsurance Company of Missouri, Incorporated, and Fairfield Management Group, Inc. Due to rules that affect the ability of an entity to join in a consolidated tax return, RGA Sigma Reinsurance SPC, and RGA Worldwide Reinsurance Company, Ltd. ("RGA Worldwide"), formerly Triad Re, Ltd., file separate tax returns, even though they are considered to be U.S. taxpayers. The Company's Argentine, Australian, Canadian, South African, Indian, Irish and United Kingdom subsidiaries are taxed under applicable local statutes. The Company's branch operations are taxable under U.S. tax law and applicable local statutes.

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

Warrants. The market value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders' equity on the consolidated balance sheets under the caption "Warrants." In the aggregate as of December 31, 2005, 4.5 million warrants to purchase approximately 5.6 million shares of Company common stock at a price per share of $39.98 were outstanding. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.

Foreign Currency Translation. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in accumulated other comprehensive income on the consolidated balance sheets. The Company's material functional currencies are the Australian dollar, the British pound, the Canadian dollar, the Japanese yen, the Korean won and the South African rand.

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

In the normal course of business, the Company seeks to limit its exposure to losses on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance (quota share) contracts. Effective July 1, 2003, the Company increased its retention amount from $4.0 million of coverage per individual life to $6.0 million. RGA Reinsurance has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate statutory capital requirements created by this business.

Retrocessions are arranged through the Company's retrocession pools for amounts in excess of the Company's retention limit. As of December 31, 2005, all rated retrocession pool participants followed by the A.M. Best Company were rated B++ or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados and RGA Americas.

The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.

Recognition of Revenues and Related Expenses. Life and health premiums are recognized as revenue when due from the insured, and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, and fees associated with financial reinsurance. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited. Initial reserve changes are netted against premiums when an in force block of business is reinsured.

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

Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 4.1%, 4.5% and 4.7%, during 2005, 2004 and 2003, respectively. Interest crediting rates for U.S. dollar-denominated investment-type contracts ranged from 3.2% to 5.8% during 2005, 2.8% to 5.9% during 2004 and 4.0% to 9.5% during 2003. Weighted average interest crediting rates for Mexican peso-denominated investment-type contracts were 12.7%, 5.0% and 21.8% for 2005, 2004 and 2003, respectively.

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

New Accounting Pronouncements. In June 2005, the FASB completed its review of Emerging Issues Task Force ("EITF") Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position ("FSP") 115-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("FSP 115-1"), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material effect on the Company's consolidated financial statements. The Company has complied with the disclosure requirements of EITF 03-1, which was effective December 31, 2003 and remained in effect until the adoption of FSP 115-1.

In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, "Embedded
Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option" ("Issue B38") and SFAS 133 Implementation Issue No. B39, "Embedded Derivatives:
Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor" ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005, did not have a material effect on the Company's consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") to "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement will be adopted by the Company during the first quarter of 2006. The Company expects SFAS 123(r) will increase compensation expense by approximately $2.4 million in 2006.

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

In April 2003, the FASB cleared SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments". Issue B36 concluded that (i) a company's funds withheld payable and/or receivable under certain reinsurance arrangements and (ii) a debt instrument that incorporates credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the balance sheet and changes in fair value reported in income. The Company adopted the provisions of Issue B36 during the fourth quarter of 2003 and recorded a net gain of $0.5 million as a cumulative effect of change in accounting principle.

Substantially all of the Company's funds withheld receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $3.5 billion and $2.7 billion at December 31, 2005 and 2004, respectively, are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The Company has developed cash flow models as the basis for estimating the value of the total return swap. The cash flow models are based on the Company's expectations of the future cash flows under the reinsurance treaties that in turn are driven by the underlying annuity contracts. The fair value of the total return swap is affected by changes, both actual and expected, in the cash flows of the underlying annuity contracts, changes in credit risk associated with the assets held by the ceding company and changes in interest rates. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. At December 31, 2005 and 2004, the fair value of the embedded derivative totaled $50.3 million and $42.8 million, respectively, and is included in the funds withheld at interest line item on the consolidated balance sheets. Subsequent to the initial adoption of Issue B36, the change in the market value of the underlying is recorded in the consolidated statements of income as change in value of embedded derivatives. Industry standards and practices continue to evolve related to valuing these types of embedded derivative features.

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

Reclassification. The Company has reclassified the presentation of certain prior period information to conform to the 2005 presentation.

     Note 3 STOCK TRANSACTIONS

On December 12, 2005, RGA entered into an accelerated share repurchase ("ASR") agreement with a financial counterparty. Under the ASR agreement, RGA purchased 1,600,000 shares of its outstanding common stock at an initial price of $47.43 per share and at an aggregate price of approximately $75.9 million. In order to deliver the shares to RGA on December 12, 2005, the counterparty borrowed RGA shares from the stock loan market. RGA funded the repurchase from the proceeds of a junior subordinated debenture offering. Under the ASR agreement, the counterparty purchases an equivalent number of shares of common stock in the open market over time in order to pay back the shares it borrowed. At the end of this period, RGA may receive, or may be required to remit, a purchase price adjustment based upon the volume weighted average price of its common shares during the period. The purchase price adjustment can be settled, at the election of RGA, in cash or in shares of its common stock. The counterparty completed its purchases on February 22, 2006 and as a result, the Company was required to pay $130 thousand to the counterparty for the final settlement. The common shares repurchased have been placed into treasury to be used for general corporate purposes. The repurchase of shares pursuant to the ASR agreement is in addition to the Company's previously announced stock repurchase authorization.

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

On January 23, 2002, the Board of Directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of its shares of stock, as conditions warrant. The Board's action allows management, at its discretion, to purchase shares on the open market. As of December 31, 2005, the Company purchased 225,500 shares under this program at an aggregate cost of $6.6 million. Purchased shares are held as treasury stock. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

     Note 4 SIGNIFICANT TRANSACTION

During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America ("Allianz Life"). Under this agreement, RGA Reinsurance assumed the traditional life reinsurance business of Allianz Life, including yearly renewable term reinsurance and coinsurance of term policies. The business assumed does not include any accident and health risk, annuities or related guaranteed minimum death benefits or guaranteed minimum income benefits. This transaction added additional scale to the Company's U.S. traditional business, but did not significantly add to the Company's client base since most of the underlying ceding companies were already clients. The transaction was effective retroactive to July 1, 2003. Under the agreement, Allianz Life transferred to RGA Reinsurance $425.7 million in cash and statutory reserves. RGA Reinsurance paid Allianz Life a ceding commission of $310.0 million. As a result of this transaction, during the fourth quarter of 2003 the Company's U.S. traditional sub-segment reflected an additional $246.1 million in net premiums and approximately $6.8 million of net income, after tax.

     Note 5 INVESTMENTS

Major categories of net investment income consist of the following (in thousands):

Years Ended December 31,                         2005       2004       2003
------------------------                       --------   --------   --------
Fixed maturity securities available-for-sale   $339,051   $287,471   $228,260
Mortgage loans on real estate                    40,827     34,045     23,599
Policy loans                                     57,237     54,309     59,883
Funds withheld at interest                      192,122    199,094    144,975
Short-term investments                            2,236      1,314      2,501
Other invested assets                            17,569     14,045     12,820
                                               --------   --------   --------
   Investment revenue                           649,042    590,278    472,038
Investment expense                                9,877      9,750      6,459
                                               --------   --------   --------
      Net investment income                    $639,165   $580,528   $465,579
                                               ========   ========   ========

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities at December 31, 2005 and 2004 are as follows (in thousands):

                                                   Amortized   Unrealized   Unrealized      Fair
2005                                                 Cost         Gains       Losses        Value
----                                              ----------   ----------   ----------   ----------
Available-for-sale:
   Commercial and industrial                      $1,817,190    $ 53,023      $18,983    $1,851,230
   Public utilities                                  904,291     249,293        3,378     1,150,206
   Asset-backed securities                           119,913       3,571        1,352       122,132
   Canadian and Canadian provincial governments      700,487     240,059          415       940,131
   Mortgage-backed securities                      1,530,795       9,889       15,478     1,525,206
   Finance                                           965,177      29,909        6,905       988,181
   U.S. government and agencies                       38,352          48          263        38,137
   State and political subdivisions                   31,493         385          115        31,763
   Other foreign government securities               223,527       3,806           76       227,257
                                                  ----------    --------      -------    ----------
      Total fixed maturity securities             $6,331,225    $589,983      $46,965    $6,874,243
                                                  ----------    --------      -------    ----------
      Equity securities                           $  199,531    $  5,359      $ 3,804    $  201,086
                                                  ==========    ========      =======    ==========

                                                   Amortized   Unrealized   Unrealized      Fair
2004                                                 Cost         Gains       Losses        Value
----                                              ----------   ----------   ----------   ----------
Available-for-sale:
   Commercial and industrial                      $1,629,094    $ 76,927      $ 5,559    $1,700,462
   Public utilities                                  844,099     140,163        1,450       982,812
   Asset-backed securities                           132,417       4,167          388       136,196
   Canadian and Canadian provincial governments      561,041     116,257          174       677,124
   Mortgage-backed securities                      1,381,185      27,047        4,409     1,403,823
   Finance                                           873,249      37,052        3,282       907,019
   U.S. government and agencies                       44,585         338          184        44,739
   Other foreign government securities               169,087       2,885          451       171,521
                                                  ----------    --------      -------    ----------
      Total fixed maturity securities             $5,634,757    $404,836      $15,897    $6,023,696
                                                  ----------    --------      -------    ----------
      Equity securities                           $  171,430    $  6,597      $   453    $  177,574
                                                  ==========    ========      =======    ==========

As of December 31, 2005, the Company held securities with a market value of $586.1 million issued by the Federal Home Loan Mortgage Corporation, $407.4 million issued by the Federal National Mortgage Corporation, $485.7 million that were issued by a Canadian province, and $454.0 million in one entity that were guaranteed by a Canadian province, all of which exceeded 10% of consolidated stockholders' equity. As of December 31, 2004, the Company held securities with a market value of $535.7 million issued by the Federal Home Loan Mortgage Corporation, $290.5 million issued by the Federal National Mortgage Corporation, $318.4 million in one entity were guaranteed by a Canadian province, and $260.2 million in one entity that was guaranteed by a Canadian province, all of which exceeded 10% of consolidated stockholders' equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2005 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company's estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2005, the contractual maturities of investments in fixed maturity securities were as follows (in thousands):

                                             Amortized      Fair
                                               Cost         Value
                                            ----------   ----------
Available-for-sale:
   Due in one year or less                  $  109,757   $  109,842
   Due after one year through five years       707,043      714,248
   Due after five years through ten years    1,650,162    1,672,150
   Due after ten years                       2,213,555    2,730,666
   Asset and mortgage-backed securities      1,650,708    1,647,337
                                            ----------   ----------
                                            $6,331,225   $6,874,243
                                            ==========   ==========

Net investment related gains consist of the following (in thousands):

Years Ended December 31                    2005       2004       2003
-----------------------                  --------   --------   --------
Fixed maturities and equity securities
   available-for-sale:
   Realized gains                        $ 36,463   $ 48,306   $ 52,602
   Realized losses                        (24,733)   (21,038)   (45,742)
Other, net                                  1,860      2,205     (1,500)
                                         --------   --------   --------
Net gains                                $ 13,590   $ 29,473   $  5,360
                                         ========   ========   ========

The Company monitors its investment securities to determine impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. Based on management's judgment, securities with an other-than-temporary impairment in value are written down to management's estimate of fair value. Included in net realized losses are other-than-temporary write-downs of fixed maturity securities of approximately $0.5 million, $8.5 million, and $20.1 million in 2005, 2004 and 2003, respectively. The circumstances that gave rise to these impairments were management's intention to sell certain securities, bankruptcy proceedings or deterioration in collateral value supporting certain asset-backed securities. Realized losses included other-than-temporary impairment in value of collateralized bond obligations of $9.7 million during 2003.

At December 31, 2005, fixed maturity securities held by the Company that were below investment grade had a book value and estimated fair value of approximately $178.7 million and $182.1 million, respectively. At December 31, 2005, the Company owned non-income producing securities with an amortized cost of $8.4 million and market value of $8.7 million. During 2005, 2004, and 2003 the Company sold fixed maturity securities with fair values of $822.3 million, $394.0 million, and $460.3 million, which were below amortized cost, at losses of $21.8 million, $20.6 million and $25.2 million, respectively.

The following table presents the total gross unrealized losses for 679 and 403 fixed maturity securities and equity securities as of December 31, 2005 and 2004, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                             At December 31, 2005            At December 31, 2004
                                        -----------------------------   -----------------------------
                                        Gross Unrealized                Gross Unrealized
                                             Losses        % of Total        Losses        % of Total
                                        ----------------   ----------   ----------------   ----------
Less than 20%                                $50,224          98.9%          $16,350          100%
20% or more for less than six months             545           1.1%               --           --
20% or more for six months or greater             --            --                --           --
                                             -------          ----           -------          ---
   Total                                     $50,769           100%          $16,350          100%
                                             =======          ====           =======          ===

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables present the estimated fair values and gross unrealized losses for the 679 and 403 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of December 31, 2005 and 2004, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                     AS OF DECEMBER 31, 2005
                                           ----------------------------------------------------------------------------
                                                                     EQUAL TO OR GREATER THAN
                                             LESS THAN 12 MONTHS             12 MONTHS                   TOTAL
                                           -----------------------   ------------------------   -----------------------
                                                           Gross                      Gross                     Gross
                                            Estimated   Unrealized     Estimated   Unrealized    Estimated   Unrealized
                                           Fair Value      Loss       Fair Value      Loss      Fair Value      Loss
                                           ----------   ----------    ----------   ----------   ----------   ----------
(in thousands)

INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL               $  761,601     $15,525      $ 53,040      $2,700     $  814,641     $18,225
   PUBLIC UTILITIES                           190,043       2,941         5,750         332        195,793       3,273
   ASSET-BACKED SECURITIES                     48,134         912        18,791         440         66,925       1,352
   CANADIAN AND CANADIAN PROVINCIAL
      GOVERNMENTS                              40,959         415            --          --         40,959         415
   MORTGAGE-BACKED SECURITIES                 905,373      14,085        45,175       1,393        950,548      15,478
   FINANCE                                    371,643       4,907        20,872         904        392,515       5,811
   U.S. GOVERNMENT AND AGENCIES                31,102         238           681          25         31,783         263
   STATE AND POLITICAL SUBDIVISIONS             5,705         115            --          --          5,705         115
   FOREIGN GOVERNMENTS                         25,109          76            --          --         25,109          76
                                           ----------     -------      --------      ------     ----------     -------
      INVESTMENT GRADE SECURITIES          $2,379,669     $39,214      $144,309      $5,794     $2,523,978     $45,008
                                           ----------     -------      --------      ------     ----------     -------
NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                   37,411         709         2,515          48         39,926         757
   PUBLIC UTILITIES                            12,822         106            --          --         12,822         106
   FINANCE                                     11,610       1,094            --          --         11,610       1,094
                                           ----------     -------      --------      ------     ----------     -------
      NON-INVESTMENT GRADE SECURITIES          61,843       1,909         2,515          48         64,358       1,957
                                           ----------     -------      --------      ------     ----------     -------
         TOTAL FIXED MATURITY SECURITIES   $2,441,512     $41,123      $146,824      $5,842     $2,588,336     $46,965
                                           ==========     =======      ========      ======     ==========     =======
         EQUITY SECURITIES                 $   92,492     $ 3,629      $  6,094      $  175     $   98,586     $ 3,804
                                           ==========     =======      ========      ======     ==========     =======

                                                                     AS OF DECEMBER 31, 2004
                                           ----------------------------------------------------------------------------
                                                                     EQUAL TO OR GREATER THAN
                                             LESS THAN 12 MONTHS             12 MONTHS                   TOTAL
                                           -----------------------   ------------------------   -----------------------
                                                           Gross                      Gross                     Gross
                                            Estimated   Unrealized     Estimated   Unrealized    Estimated   Unrealized
                                           Fair Value      Loss       Fair Value      Loss      Fair Value      Loss
                                           ----------   ----------    ----------   ----------   ----------   ----------
(in thousands)

INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                $268,633      $ 3,591       $48,727     $1,735      $  317,360     $ 5,326
   PUBLIC UTILITIES                           83,473        1,201         5,714        229          89,187       1,430
   ASSET-BACKED SECURITIES                    38,568          388            --         --          38,568         388
   CANADIAN AND CANADIAN PROVINCIAL
      GOVERNMENTS                             21,497          173            --         --          21,497         173
   MORTGAGE-BACKED SECURITIES                264,617        4,314            --         --         264,617       4,314
   FINANCE                                   180,990        2,632        22,210        649         203,200       3,281
   U.S. GOVERNMENT AND AGENCIES               30,199          280            --         --          30,199         280
   FOREIGN GOVERNMENTS                        56,142          451            --         --          56,142         451
                                           ---------      -------       -------     -------     ----------     -------
      INVESTMENT GRADE SECURITIES           $944,119      $13,030       $76,651     $2,613      $1,020,770     $15,643
                                           ---------      -------       -------     -------     ----------     -------
NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                  20,667          233            --         --          20,667         233
   PUBLIC UTILITIES                            3,417           20            --         --           3,417          20
   FINANCE                                       204            1            --         --             204           1
                                           ---------      -------       -------     -------     ----------     -------
      NON-INVESTMENT GRADE SECURITIES         24,288          254            --         --          24,288         254
                                           ---------      -------       -------     -------     ----------     -------
         TOTAL FIXED MATURITY SECURITIES    $968,407      $13,284       $76,651     $2,613      $1,045,058     $15,897
                                           =========      =======       =======     =======     ==========     =======
         EQUITY SECURITIES                  $ 36,619      $   453       $    --     $   --      $   36,619     $   453
                                           =========      =======       =======     =======     ==========     =======

     The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook, and the Company's ability and intent to hold the security until recovery support the view that the security was not other-than-temporarily impaired as of December 31, 2005. The unrealized losses on fixed maturity securities did not exceed 17.0% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, all of the gross unrealized losses are associated with investment grade securities. One equity security had an unrealized loss of approximately 37.6% or $0.5 million at December 31, 2005, as a result of a reduction in the dividend rate.

     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. No securities were loaned to third parties as of December 31, 2005 or 2004. Securities loaned transactions are accounted for as financing arrangements on the Company's consolidated balance sheets and consolidated statements of cash flow and the income and expenses associated with the program are reported in net investment income since such transactions are entered into for income generation purposes, not funding purposes.

The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75 percent or less for domestic mortgages. The distribution of mortgage loans by property type is as follows as of December 31, 2005 and 2004 (in thousands):

                               2005                    2004
                      ---------------------   ---------------------
                      Carrying   Percentage   Carrying   Percentage
                        Value     of Total      Value     of Total
                      --------   ----------   --------   ----------
Property type:
   Apartment          $ 49,185       7.59%    $ 58,298       9.57%
   Retail              150,083      23.16%     133,654      21.94%
   Office building     199,095      30.72%     209,737      34.42%
   Industrial          226,217      34.91%     190,518      31.27%
   Other commercial     23,487       3.62%      17,085       2.80%
                      --------     ------     --------     ------
Total                 $648,067     100.00%    $609,292     100.00%
                      ========     ======     ========     ======

All of the Company's mortgage loans are amortizing loans. As of December 31, 2005 and 2004, the Company's mortgage loans were distributed as follows (in thousands):

                               2005                    2004
                      ---------------------   ---------------------
                      Carrying   Percentage   Carrying   Percentage
                        Value     of Total      Value     of Total
                      --------   ----------   --------   ----------
United States:
   Alabama            $  9,638      1.49%     $  9,700      1.59%
   Arizona              24,506      3.78%       29,193      4.79%
   California          151,191     23.34%      137,153     22.51%
   Colorado             32,506      5.02%       21,527      3.53%
   Connecticut           1,982      0.31%        2,021      0.33%
   Florida              56,735      8.75%       50,252      8.25%
   Georgia              46,088      7.11%       39,458      6.48%
   Illinois             50,882      7.85%       52,478      8.61%
   Indiana              10,723      1.65%       11,094      1.82%
   Kansas               20,510      3.16%       21,372      3.51%
   Louisiana                --        --%        5,139      0.84%
   Maine                 9,535      1.47%        9,752      1.60%
   Maryland              6,216      0.96%       10,822      1.78%
   Massachusetts        12,094      1.87%       12,174      2.00%
   Missouri             15,801      2.44%       12,923      2.12%
   Nevada                9,646      1.49%        9,819      1.61%
   New Hampshire         2,280      0.35%        2,330      0.38%
   New Jersey           27,392      4.23%       20,810      3.42%
   New Mexico            3,758      0.58%        3,832      0.63%
   New York              9,922      1.53%        6,771      1.11%
   North Carolina       18,202      2.81%       20,669      3.39%
   Ohio                  3,759      0.58%        3,828      0.63%
   Oregon                5,615      0.87%        5,735      0.94%
   Pennsylvania          4,526      0.70%           --        --
   Rhode Island          5,439      0.84%        5,547      0.91%
   South Carolina        3,566      0.55%           --        --
   South Dakota          7,091      1.09%        7,221      1.19%
   Texas                28,612      4.41%       23,080      3.79%
   Virginia             40,584      6.26%       38,326      6.29%
   Washington           18,815      2.90%       28,512      4.68%
   Wisconsin            10,453      1.61%        7,754      1.27%
                      --------     ------     --------     ------
Total                 $648,067     100.00%    $609,292     100.00%
                      ========     ======     ========     ======

All mortgage loans are performing and no valuation allowance had been established as of December 31, 2005 and 2004.

The maturities of the mortgage loans as of December 31, 2005 and 2004 are as follows (in thousands):

                                    2005       2004
                                  --------   --------
Due one year through five years   $ 90,466   $ 97,880
Due after five years               438,911    388,744
Due after ten years                118,690    122,668
                                  --------   --------
   Total                          $648,067   $609,292
                                  ========   ========

Policy loans comprised approximately 8.0% and 9.1% of the Company's investments as of December 31, 2005 and 2004, respectively. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds withheld at interest comprised approximately 28.1% and 25.9% of the Company's investments as of December 31, 2005 and 2004, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company's consolidated balance sheets. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 6.63%, 7.51% and 6.51% for the years ended December 31, 2005, 2004 and 2003, respectively. In most cases, the Company is subject to the investment performance on the funds withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

Other invested assets include equity securities, preferred stocks, limited partnership interests and derivative contracts. Other invested assets represented approximately 1.9% and 2.0% of the Company's investments as of December 31, 2005 and 2004, respectively. During 2005, the Company recorded other-than temporary write-downs of $1.3 million on its investments in limited partnerships based on losses in the underlying holdings.

     Note 6 FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2005 and 2004. Fair values have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts (in thousands):

                                                       2005                      2004
                                             -----------------------   -----------------------
                                              Carrying     Estimated    Carrying     Estimated
                                                Value     Fair Value      Value     Fair Value
                                             ----------   ----------   ----------   ----------
Assets:
   Fixed maturity securities                 $6,874,243   $6,874,243   $6,023,696   $6,023,696
   Mortgage loans on real estate                648,067      663,743      609,292      631,970
   Policy loans                                 987,442      987,442      957,564      957,564
   Funds withheld at interest                 3,459,943    3,479,230    2,734,655    2,788,237
   Short-term investments                       126,296      126,296       31,964       31,964
   Other invested assets                        235,464      235,656      207,054      201,829
Liabilities:
   Interest-sensitive contract liabilities   $5,503,528   $4,904,127   $4,900,600   $4,438,784
   Long-term and short-term debt                800,002      821,889      405,782      431,388
   Company-obligated mandatorily
      redeemable preferred securities           158,553      228,459      158,417      223,451

Publicly traded fixed maturity securities are valued based upon quoted market prices. Private placement securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company's investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. The carrying value of short-term investments at December 31, 2005 and 2004 approximates fair value. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheets, while limited partnership interests are carried at cost.

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

     Note 7 REINSURANCE

Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2005 and 2004, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers / retrocessionaires.

The effect of reinsurance on net premiums and amounts earned is as follows (in thousands):

Years Ended December 31,             2005         2004         2003
------------------------          ----------   ----------   ----------
Direct                            $    3,795   $    4,930   $    3,966
Reinsurance assumed                4,218,033    3,644,472    2,918,488
Reinsurance ceded                   (355,053)    (301,954)    (279,291)
                                  ----------   ----------   ----------
Net premiums and amounts earned   $3,866,775   $3,347,448   $2,643,163
                                  ==========   ==========   ==========

The effect of reinsurance on policyholder claims and other policy benefits is as follows (in thousands):

Years Ended December 31,                  2005         2004         2003
------------------------               ----------   ----------   ----------
Direct                                 $    3,374   $    4,299   $    8,272
Reinsurance assumed                     3,596,131    2,945,413    2,350,135
Reinsurance ceded                        (411,603)    (271,175)    (249,976)
                                       ----------   ----------   ----------
Net policyholder claims and benefits   $3,187,902   $2,678,537   $2,108,431
                                       ==========   ==========   ==========

At December 31, 2005 and 2004, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

The effect of reinsurance on life insurance in force is shown in the following schedule (in millions):

                           Direct     Assumed      Ceded        Net      Assumed/Net %
                           ------   ----------   --------   ----------   -------------
Life Insurance In Force:
December 31, 2005            $77    $1,736,614   $389,976   $1,346,715      128.95%
December 31, 2004             76     1,458,827    161,978    1,296,925      112.48%
December 31, 2003             75     1,252,161    254,822      997,414      125.54%

At December 31, 2005, the Company has provided approximately $1.9 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company's ratings to specified levels. As of December 31, 2005, these treaties had approximately $388.0 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $769.2 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the Company at December 31, 2005. Additionally, securities with an amortized cost of $1,454.3 million, as of December 31, 2005, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary.

     Note 8 DEFERRED POLICY ACQUISITION COSTS

The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

Years Ended December 31,                2005         2004         2003
------------------------             ----------   ----------   ----------
Deferred policy acquisition costs:
   Assumed                           $2,557,268   $2,321,731   $1,835,923
   Retroceded                           (91,638)     (95,757)     (78,827)
                                     ----------   ----------   ----------
Net                                  $2,465,630   $2,225,974   $1,757,096
                                     ==========   ==========   ==========

Years Ended December 31,                2005         2004         2003
------------------------             ----------   ----------   ----------
Beginning of year                    $2,225,974   $1,757,096   $1,084,936
Capitalized:
   Assumed                              920,372      915,071    1,045,932
   Retroceded                           (15,529)     (15,296)     (23,772)
Amortized:
   Assumed                             (677,863)    (406,367)    (341,600)
   Allocated to change in value of
      embedded derivatives               (6,972)     (22,896)     (30,665)
   Retroceded                            19,648       (1,634)      22,265
                                     ----------   ----------   ----------
End of year                          $2,465,630   $2,225,974   $1,757,096
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

     Note 9 INCOME TAX

The provision for income tax expense attributable to income from continuing operations consists of the following (in thousands):

Years Ended December 31,          2005       2004       2003
------------------------        --------   --------   --------
Current income tax expense      $ 44,583   $ 22,351   $ 27,347
Deferred income tax expense       32,815     80,764     46,313
Foreign current tax expense       34,762      8,904      2,048
Foreign deferred tax expense       8,578     11,874     17,583
                                --------   --------   --------
   Provision for income taxes   $120,738   $123,893   $ 93,291
                                ========   ========   ========

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (in thousands):

Years Ended December 31,                                2005       2004       2003
------------------------                              --------   --------   -------
Tax provision at U.S. statutory rate                  $124,721   $129,217   $95,064
Increase (decrease) in income taxes resulting from:
   Foreign tax rate differing from U.S. tax rate        (3,410)    (1,063)   (2,227)
   Amounts related to audit resolution                      --     (1,900)       --
   Travel and entertainment                                167        241         2
   Deferred tax valuation allowance                     (4,739)    (2,602)       556
   Amounts related to tax audit contingencies            3,234         --        --
   Other, net                                              765         --      (104)
                                                      --------   --------   -------
      Total provision for income taxes                $120,738   $123,893   $93,291
                                                      ========   ========   =======

Total income taxes were as follows (in thousands):

Years Ended December 31,                          2005       2004       2003
------------------------                        --------   --------   --------
Income taxes from continuing operations         $120,738   $123,893   $ 93,291
   Tax benefit on discontinued operations         (6,154)   (12,410)    (3,082)
   Tax effect on cumulative change in
      accounting principle                            --       (195)       293
   Income tax from stockholders' equity:
      Net unrealized holding gain on debt and
         equity securities  recognized for
         financial reporting purposes             47,048     39,855     36,637
      Exercise of stock options                   (1,566)    (1,329)    (2,919)
      Foreign currency translation                (3,238)   (15,455)    28,477
                                                --------   --------   --------
         Total income taxes provided            $156,828   $134,359   $152,697
                                                ========   ========   ========

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2005 and 2004, are presented in the following tables (in thousands):

Years Ended December 31,                            2005        2004
------------------------                         ----------   --------
Deferred income tax assets:
   Nondeductible accruals                        $   19,651   $ 31,877
   Reserve for policies and investment
      income differences                                 --    186,454
   Deferred acquisition costs capitalized
      for tax                                        43,448     30,163
   Net operating loss carryforward                  570,066    169,453
   Nondeductible foreign taxes                          108         --
   Capital loss carryforward                             --      6,969
                                                 ----------   --------
      Subtotal                                      633,273    424,916
   Valuation allowance                               (4,727)    (9,466)
                                                 ----------   --------
      Total deferred income tax assets              628,546    415,450

Deferred income tax liabilities:
   Deferred acquisition costs capitalized
      for financial reporting                       858,693    773,055
   Reserve for policies and investment
      income differences                            175,857         --
   Differences between tax and financial
      reporting amounts concerning certain
      reinsurance transactions                       42,690     23,579
   Differences in foreign currency translation       10,169     13,407
   Differences in the tax basis of cash and
      invested assets                               193,161    167,394
                                                 ----------   --------
      Total deferred income tax liabilities       1,280,570    977,435
                                                 ----------   --------
         Net deferred income tax liabilities     $  652,024   $561,985
                                                 ==========   ========

As of December 31, 2005 and 2004, a valuation allowance for deferred tax assets of approximately $4.7 million and $9.5 million, respectively, was provided on the net operating and capital losses of General American Argentina Seguros de Vida,

S.A. and RGA South Africa Holdings. The Company utilizes valuation allowances when it realizes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized. Except for RGA International Reinsurance Company Ltd., the Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries because the Company considers these earnings to be permanently reinvested and does not expect these earnings to be repatriated in the foreseeable future.

During 2005, 2004, and 2003, the Company received federal income tax refunds and foreign tax credit reimbursements of approximately $32.3 million, $1.4 million and $1.6 million, respectively. The Company made cash income tax payments of approximately $79.3 million, $29.9 million and $8.0 million in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, the Company recognized gross deferred tax assets associated with net operating losses of approximately $1.6 billion and $458.9 million, respectively, that will expire between 2011 and 2025. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, will not be lost due to the application of tax planning strategies that management would utilize.

The Company's U.S. tax returns have been audited by the relevant taxing authorities for all years through 2001. The Company believes established tax contingency reserves are adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters could have an effect on the Company's effective rate.

     Note 10 EMPLOYEE BENEFIT PLANS

Most of the Company's U.S. employees participate in a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance. The benefits under the pension plan are based on years of service and compensation levels. Certain management individuals participate in several nonqualified defined benefit and defined contribution plans sponsored by RGA Reinsurance. Those plans are unfunded and are deductible for federal income tax purposes when the benefits are paid. The projected obligation was approximately $30.9 million and $22.8 million as of December 31, 2005 and 2004, respectively.

The Company's full time U.S. employees may participate in a defined contribution profit sharing plan. The plan also has a cash or deferred option under Internal Revenue Code section 401(k). The Company's contributions, which are partially tied to RGA's financial results and employee 401(k) contributions, were approximately $2.3 million, $2.2 million, and $1.9 million in 2005, 2004 and 2003, respectively.

The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree's cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $1.3 million for 2005 and $0.7 million for 2004 and 2003, related to these postretirement plans. The projected obligation was approximately $10.2 million and $8.6 million as of December 31, 2005 and 2004, respectively.

                                                                December 31,
                                                    ------------------------------------
                                                     Pension Benefits    Other Benefits
                                                    -----------------   ----------------
                                                      2005      2004      2005     2004
                                                    -------   -------   -------   ------
(in thousands)

CHANGE IN PROJECTED BENEFIT OBLIGATION:
Projected benefit obligation at beginning of year   $22,845   $18,652   $ 8,583   $5,331
   Service cost                                       2,047     1,827       598      342
   Interest cost                                      1,589     1,274       518      331
   Settlements                                         (158)       --        --       --
   Participant contributions                             --        --        17       15
   Actuarial losses                                   4,873     1,395       613    2,664
   Benefits paid                                       (298)     (303)      (97)    (100)
                                                    -------   -------   -------   ------
Projected benefit obligation at end of year         $30,898   $22,845   $10,232   $8,583
                                                    =======   =======   =======   ======
CHANGE IN PLAN ASSETS:
Contract value of plan assets at beginning of year  $13,875   $ 9,839   $    --   $   --
      Actual return on plan assets                      834     1,319        --       --
      Settlements                                      (158)       --        --       --
      Employer and participant contributions          1,846     3,028        97      100
      Benefits paid and expenses                       (320)     (311)      (97)    (100)
                                                    -------   -------   -------   ------
Contract value of plan assets at end of year        $16,077   $13,875   $    --   $   --
                                                    =======   =======   =======   ======

                                                       December 31,
                                         --------------------------------------
                                          Pension Benefits      Other Benefits
                                         ------------------   -----------------
                                           2005       2004      2005      2004
                                         --------   -------   --------   ------
(in thousands)

Under funded                             $(14,821)  $(8,970)  $(10,232)  $(8,583)
Unrecognized net actuarial losses           7,575     2,711      4,627     4,234
Unrecognized prior service cost               217       247         --        --
                                         --------   -------   --------   -------
Accrued benefit cost                     $ (7,029)  $(6,012)  $ (5,605)  $(4,349)
                                         ========   =======   ========   =======

Qualified plan accrued pension cost      $ (1,632)  $(1,121)  $     --   $    --
Non-qualified plan accrued pension cost    (6,199)   (5,116)        --        --
Intangible assets                             128       108         --        --
Accumulated other comprehensive income        674       117         --        --
                                         --------   -------   --------   -------
Accrued benefit cost                     $ (7,029)  $(6,012)  $     --   $    --
                                         ========   =======   ========   =======

The aggregate projected benefit obligation and aggregate contract value of plan assets for the pension plans were as follows as of December 31, 2005 and 2004 (in thousands):

                                                   2005                   2004
                                          ---------------------   ---------------------
                                                         Non-                    Non-
                                          Qualified   Qualified   Qualified   Qualified
                                             Plan        Plan        Plan        Plan
                                          ---------   ---------   ---------   ---------
Aggregate projected benefit obligation    $(22,000)    $(8,898)   $(17,881)    $(4,964)
Aggregate contract value of plan assets     16,077          --      13,875          --
                                          --------     -------    --------     -------
Underfunded                               $ (5,923)    $(8,898)   $ (4,006)    $(4,964)
                                          ========     =======    ========     =======
Accumulated benefit obligation            $ 17,708     $ 6,047    $ 14,344     $ 4,070
                                          ========     =======    ========     =======

Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

                                         Pension Benefits   Other Benefits
                                         ----------------   --------------
                                           2005   2004        2005   2004
                                           ----   ----        ----   ----
Discount rate                              5.75%  6.00%       5.75%  6.00%
Expected rate of return on plan assets     8.50%  8.50%         --     --
Rate of compensation increase              4.25%  4.25%         --     --

The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

                                                 December 31,
                               -----------------------------------------------
                                        2005                     2004
                               ----------------------   ----------------------
Pre-Medicare eligible claims   11% down to 5% in 2012   12% down to 5% in 2012
Medicare eligible claims       11% down to 5% in 2012   12% down to 5% in 2012

Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

                                       One Percent Increase   One Percent Decrease
                                       --------------------   --------------------
Effect on total of service
   and interest cost components               $  302                $  (225)
Effect on accumulated
   postretirement benefit obligation          $2,340                $(1,780)

The components of net periodic benefit cost were as follows (in thousands):

                                              Pension Benefits           Other Benefits
                                         --------------------------   --------------------
                                           2005      2004     2003     2005    2004   2003
                                         -------   -------   ------   ------   ----   ----
Service cost                             $ 2,047   $ 1,827   $1,473   $  598   $342   $314
Interest cost                              1,589     1,274    1,052      518    331    303
Expected return on plan assets            (1,156)   (1,000)    (643)      --     --     --
Amortization of prior actuarial losses       353       133      141      221     58     60
Amortization of prior service cost            30        30       30       --     --     --
                                         -------   -------   ------   ------   ----   ----
Net periodic benefit cost                $ 2,863   $ 2,264   $2,053   $1,337   $731   $677
                                         =======   =======   ======   ======   ====   ====

The Company expects to contribute $3.8 million in pension benefits and $0.1 million in other benefits during 2006.

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

            Pension     Other
            Benefits   Benefits
            --------   --------
     2006    $ 2,087    $  136
     2007      1,828       165
     2008      1,929       197
     2009      2,538       227
     2010      2,456       265
2011-2015     16,773     1,974

Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.

     Allocation of the Pension Plan's total plan fair value by asset type:

                       2005   2004
                       ----   ----
ASSET CATEGORY:
   Equity securities    75%    76%
   Debt securities      25%    24%
                       ---    ---
Total                  100%   100%
                       ===    ===

2006 target range of allocation by asset type of the Pension Plan's total plan fair value on a weighted average basis:

ASSET CATEGORY:
   Equity securities     75%
   Debt securities       25%
                        ---
Total                   100%
                        ===

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company's assessment of the effect of economic factors and market conditions.

     Note 11 RELATED PARTY TRANSACTIONS

General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost for the years ended December 31, 2005, 2004 and 2003 was approximately $1.7 million, $1.0 million and $1.0 million, respectively.

Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.

RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2005, 2004 and 2003 of approximately $1.6 million, $3.5 million and $3.2 million, respectively.

The Company also has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2005, the Company had reinsurance related assets and liabilities from these agreements totaling $226.9 million and $281.0 million, respectively. Prior-year comparable assets and liabilities were $143.2 million and $173.3 million, respectively. Additionally, the Company reflected net premiums of approximately $226.7 million, $164.4 million and $157.9 million in 2005, 2004 and 2003, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax gain on this business was approximately $14.7 million, $36.5 million and $19.4 million in 2005, 2004 and 2003, respectively.

     Note 12 LEASE COMMITMENTS

The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2005 are as follows:

2006         $ 6.9 million
2007           5.6 million
2008           4.7 million
2009           4.3 million
2010           2.9 million
Thereafter    12.7 million

The amounts above are net of expected sublease income of approximately $0.4 million annually through 2010. Rent expenses amounted to approximately $8.0 million, $8.0 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

     Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS - SIGNIFICANT SUBSIDIARIES

The following table presents selected statutory financial information for the Company's primary life reinsurance legal entities, as of or for the years ended December 31, 2005, 2004, and 2003 (in thousands):

                                       Statutory                    Statutory
                                   Capital & Surplus            Net Income (Loss)
                                 ---------------------   ------------------------------
                                    2005        2004       2005       2004       2003
                                 ----------   --------   --------   --------   --------
RCM                              $1,007,351   $887,694   $(90,070)  $  6,768   $  3,883
RGA Reinsurance                  $  975,110   $869,443   $(62,759)  $117,378   $(73,285)
RGA Canada                       $  346,065   $276,863   $ (5,084)  $ 10,204   $ 18,231
RGA Barbados                     $  165,461   $138,864   $ 31,034   $ 16,203   $ 19,380
RGA Americas                     $  228,071   $200,683   $ 37,738   $ 40,012   $ 43,796
Other reinsurance subsidiaries   $  219,952   $167,828   $ 12,002   $  7,811   $(21,697)

The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk-based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year's statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2006, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $41.4 million and $97.5 million, respectively. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.

     Note 14 COMMITMENTS AND CONTINGENT LIABILITIES

The Company has commitments to fund investments in limited partnerships in the amount of $31.1 million at December 31, 2005. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the consolidated balance sheets.

The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one pending and one threatened arbitration related to its life reinsurance business. In addition, the Company has been joined in a suit filed against one of its ceding companies alleging wrongful denial of a life insurance claim. As of January 31, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $31.5 million, which is $27.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, "Discontinued Operations" for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

     The Company has reinsured privately-owned pension funds that were formed as a result of reform and privatization of Argentina's social security system. The Company ceased renewal of reinsurance treaties associated with privatized pension contracts in Argentina during 2001 because of adverse experience on this business, as several aspects of the pension fund claims flow did not develop as was contemplated when the reinsurance programs were initially priced. Since 2001, the Company has pursued various courses of action to reduce and eliminate its obligations associated with the reinsurance of Argentine pension accounts. The Company's actions have resulted in one AFJP ceding company demanding arbitration and could result in other litigation or arbitrations in the future. However, as of January 2006, the Company had commuted about 95% of its obligations associated with the AFJP business and is in discussions with the remaining clients regarding settlement of all obligations under the remaining treaties. Therefore, the risk of litigation or arbitrations in the future has significantly declined. While it is not feasible to predict or determine the ultimate outcome of any such future litigations or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position.

The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the Debt and Preferred Securities discussion above. At December 31, 2005 and 2004, there were approximately $17.4 million and $32.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas, RGA Barbados and RGA Worldwide. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2005 and 2004, $439.8 million and $370.5 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. During the third quarter of 2005, the Company entered into a five-year, syndicated credit facility with an overall capacity of $600.0 million. The amount of the overall capacity available for issuance of letters of credit is reduced by any cash borrowings, up to $300.0 million, made by the Company against this credit facility. At December 31, 2005, there were $320.0 million letters of credit outstanding against this credit facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. Fees associated with the Company's other letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $256.2 million and $285.4 million as of December 31, 2005 and 2004, respectively, and are reflected on the Company's consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2005, RGA's exposure related to these guarantees was $184.2 million. RGA has issued a guarantee on behalf of a subsidiary in the event the subsidiary fails to make payment under its office lease obligation, the exposure of which was insignificant as of December 31, 2005.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

     Note 15 DEBT AND TRUST PREFERRED SECURITIES

The Company's long-term debt consists of the following (in millions):

                                                               2005    2004
                                                             -------   ------
$400 million 6.75% Junior Subordinated Debentures due 2065   $ 398.6   $   --
$200 million 6.75% Senior Notes due 2011                       199.9    199.9
$100 million 7.25% Senior Notes due 2006                       100.0     99.8
Revolving Credit Facilities                                    101.5    106.1
                                                             -------   ------
   Total Debt                                                  800.0    405.8
Less portion due in less than one year (short-term debt)      (125.6)   (56.1)
                                                             -------   ------
   Long-term debt                                            $ 674.4   $349.7
                                                             =======   ======
   $225.0 million 5.75% Preferred Securities due 2051        $ 158.6   $158.4
                                                             =======   ======

On December 8, 2005, RGA issued Junior Subordinated Debentures with a face amount of $400.0 million. Interest is payable semi-annually and is fixed at 6.75% per year until December 15, 2015. From December 15, 2015 until December 15, 2065, interest on the debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 266.5 basis points, payable quarterly. The Company has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income and shareholders' equity levels. Upon an optional or mandatory deferral, the Company is not permitted to pay common-stock dividends or make payments of interest or principal on securities which rank equal or junior to the subordinated debentures, until the accrued and unpaid interest on the subordinated debentures is paid. The subordinated debentures are redeemable at the Company's option. The net proceeds from the offering were approximately $394.6 million, a portion of which was used to purchase $75.9 million of the Company's common stock under an ASR agreement with a financial counterparty. RGA intends to use a portion of the net proceeds from the sale of these debentures to repay approximately $100.0 million of its 7.25% senior notes when they mature on April 1, 2006. Capitalized issue costs were approximately $5.5 million.

The Company has three revolving credit facilities under which it may borrow up to approximately $351.5 million. As of December 31, 2005, the Company had drawn approximately $101.5 million under these facilities. During 2005, the interest rates on these facilities ranged from 3.47% to 6.58% during the year. The Company may draw up to $300.0 million in cash on its revolving credit facility that expires in September 2010. As of December 31, 2005, the Company had $50.0 million outstanding under this facility. Terminations of revolving credit facilities and maturities of senior notes over the next five years total $125.6 million in 2006, $25.8 million in 2007 and $50.0 million in 2010.

Certain of the Company's debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization, change of control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company's debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $10 million or $25 million depending on the agreement, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2005, the Company had $800.0 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company's ability to raise additional funds.

RGA guarantees the payment of amounts outstanding under the credit facility maintained by its subsidiary operation in Australia. The total amount of debt outstanding, subject to the guarantee, as of December 31, 2005 was $25.6 million and is reflected on the Company's consolidated balance sheet under short-term debt.

In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I, issued $225.0 million face amount in Preferred Securities due 2051 at a discounted value of $158.1 million. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the Preferred Securities.

     Note 16 SEGMENT INFORMATION

The Company has five main operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance to domestic clients. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with reinsurance of traditional life products as well as reinsurance of critical illness products. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance through RGA Australia and RGA Reinsurance. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets being developed by the Company. The Company's discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss before income taxes.

Effective January 1, 2003, as a result of the Company's declining presence in Argentina and changes in management responsibilities for part of the Latin America region, Latin America results relating to the Argentine privatized pension business as well as direct insurance operations in Argentina are reported in the Corporate and Other segment. The results for all other Latin America business, primarily traditional reinsurance business in Mexico, are reported as part of the Europe & South Africa segment.

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

For the Years ended December 31,            2005         2004         2003
--------------------------------         ----------   ----------   ----------
Revenues:
   U.S                                   $2,944,026   $2,718,722   $2,221,875
   Canada                                   468,227      365,533      315,161
   Europe & South Africa                    563,133      490,326      373,138
   Asia Pacific                             568,652      421,026      270,132
   Corporate and Other                       40,727       43,312       24,692
                                         ----------   ----------   ----------
      Total from continuing operations   $4,584,765   $4,038,919   $3,204,998
                                         ==========   ==========   ==========

For the Years ended December 31,           2005       2004       2003
--------------------------------         --------   --------   --------
Income (loss) from continuing
operations before income taxes:
   U.S.                                  $269,161   $289,924   $216,088
   Canada                                  87,978     73,485     59,564
   Europe & South Africa                   35,375     31,682     20,272
   Asia Pacific                            40,366     12,605     19,262
   Corporate and Other                    (76,534)   (38,503)   (43,576)
                                         --------   --------   --------
      Total from continuing operations   $356,346   $369,193   $271,610
                                         ========   ========   ========

For the Years ended December 31,           2005      2004      2003
--------------------------------         -------   -------   -------
Interest expense:
   Europe & South Africa                 $ 1,599   $ 1,336   $ 1,043
   Asia Pacific                            1,679     1,614     1,096
   Corporate and Other                    38,150    35,487    34,650
                                         -------   -------   -------
      Total from continuing operations   $41,428   $38,437   $36,789
                                         =======   =======   =======

For the Years ended December 31,           2005       2004       2003
--------------------------------        --------   --------   --------
Depreciation and amortization:
   U.S.                                  $483,125   $374,470   $310,548
   Canada                                  56,396     24,824      9,315
   Europe & South Africa                  188,975    114,112     85,657
   Asia Pacific                           106,192     54,653     39,723
   Corporate and Other                      8,533      3,381      1,981
                                         --------   --------   --------
      Total from continuing operations   $843,221   $571,440   $447,224
                                         ========   ========   ========

The table above includes amortization of deferred acquisition costs and the DAC offset to the change in value of embedded derivatives related to Issue B36.

As of December 31,                          2005          2004
------------------                       -----------   -----------
Assets:
   U.S                                   $11,156,718   $ 9,535,297
   Canada                                  3,045,003     2,459,845
   Europe & South Africa                     613,919       706,643
   Asia Pacific                              998,788       696,613
   Corporate and Other and
      discontinued operations                379,438       649,731
                                         -----------   -----------
      Total assets                       $16,193,866   $14,048,129
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

During 2005, two clients generated $143.5 million or 35.3% of gross premiums for the Canada operations. Three clients of the Company's United Kingdom operations generated approximately $337.7 million, or 57.1% of the total gross premiums for the Europe & South Africa operations. Five clients, four in Australia and one in Japan, generated approximately $208.9 million, or 36.7% of the total gross premiums for the Asia Pacific operations.

     Note 17 EQUITY BASED COMPENSATION

The Company adopted the RGA Flexible Stock Plan (the "Plan") in February 1993 and the Flexible Stock Plan for Directors (the "Directors Plan") in January 1997 (collectively, the "Stock Plans"). The Stock Plans provide for the award of benefits (collectively "Benefits") of various types, including stock options, stock appreciation rights ("SARs"), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2005, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 6,260,077 and 212,500, respectively.

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

                                        2005                    2004                    2003
                               ---------------------   ---------------------   ---------------------
                                           Weighted-               Weighted-               Weighted-
                                            Average                 Average                 Average
                                            Exercise                Exercise                Exercise
                                Options      price      Options      price      Options      price
                               ---------   ---------   ---------   ---------   ---------   ---------
Balance at beginning of year   2,737,036     $29.85    2,728,317     $28.31    2,692,752     $26.35
Granted                          292,981     $47.45      309,398     $39.61      735,654     $27.29
Exercised                       (224,923)    $26.97     (274,179)    $25.32     (627,822)    $18.51
Forfeited                         (6,334)    $36.59      (26,500)    $32.16      (72,267)    $30.17
                               ---------               ---------               ---------
Balance at end of year         2,798,760     $31.90    2,737,036     $29.85    2,728,317     $28.31
                               =========     ======    =========     ======    =========     ======

                                                Options Outstanding                                Options Exercisable
                           ------------------------------------------------------------   ------------------------------------
                                                  Weighted-Average
                           Outstanding as of   Remaining Contractual   Weighted-Average   Exercisable as of   Weighted-Average
Range of Exercise Prices      12/31/2005                Life            Exercise Price       12/31/2005        Exercise Price
------------------------   -----------------   ---------------------   ----------------   -----------------   ----------------
$0.00 - $24.99                    351,848               3.2                 $22.49              351,848            $22.49
$25.00 - $29.99                 1,151,668               5.7                 $28.11              653,345            $28.38
$30.00 - $34.99                   488,891               5.7                 $31.90              289,861            $31.90
$35.00 - $39.99                   515,056               5.8                 $38.03              290,664            $36.82
$45.00 - $49.99                   291,297               9.0                 $47.45                   --            $   --
                                ---------                                                     ---------
   Totals                       2,798,760               5.8                 $31.90            1,585,718            $29.26
                                =========               ===                 ======            =========            ======

The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $17.35, $12.81 and $9.51 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2005-expected dividend yield of 0.76%, risk-free interest rate of 3.86%, expected life of 6.0 years, and an expected rate of volatility of the stock of 33.4% over the expected life of the options; 2004-expected dividend yield of 0.61%, risk-free interest rate of 3.30%, expected life of 6.0 years, and an expected rate of volatility of the stock of 28.7% over the expected life of the options; and 2003-expected dividend yield of 0.95%, risk-free interest rate of 2.79%, expected life of 6.0 years, and an expected rate of volatility of the stock of 35.0% over the expected life of the options.

In general, restrictions lapse on restricted stock awards at the end of a three- or ten-year vesting period. Restricted stock awarded under the plan generally has no strike price and is included in the Company's shares outstanding. During 2005, the Company awarded 5,450 shares of restricted stock that vest over a three-year holding period.

During 2005 and 2004, the Company also issued 126,305 and 128,693 of performance contingent units ("PCUs") to key employees at a weighted average fair value of $47.45 and $39.61, respectively. As of December 31, 2005, 125,594 PCUs and 124,365 PCUs were outstanding from the 2005 and 2004 grants, respectively. Each PCU represents the right to receive from zero to two shares of Company common stock depending on the results of certain performance measures over a three-year period.

Prior to January 1, 2003, the Company applied APB Opinion No. 25 in accounting for its Stock Plans and, accordingly, no compensation cost was recognized for its stock options in the consolidated financial statements. For grants from 2003 through 2005, the Company determined compensation cost based on the fair value at the grant date for its stock options using the "prospective" approach under FASB Statement No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." Beginning January 1, 2006, the Company was required to use the "modified prospective" method for recording compensation expense in accordance with

SFAS 123(r), a revision of SFAS 123. The modified prospective approach will require compensation cost on all unvested options to be recorded in the income statement over its remaining vesting period, regardless of when the options were granted. Had the Company realized compensation expense based on the fair value at the grant date for all stock grants, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below. The effects of applying SFAS No. 123(r) will increase compensation cost in 2006 as the Company will expense the unvested portion of options granted in 2002, which were previously not expensed under APB Opinion No. 25.

                                                2005       2004       2003
                                              --------   --------   --------
(in thousands, except per share amounts)

Net income as reported                        $224,180   $221,891   $173,141
Add: Stock-based employee compensation
        expense included in reported net
        income, net of related tax effects       4,348      2,534      1,087
Deduct: Total stock-based employee
           compensation expense determined
           under fair value based method
           for all awards, net of related
           tax effects                           5,974      4,454      3,040
                                              --------   --------   --------
Pro forma net income                          $222,554   $219,971   $171,188
                                              ========   ========   ========

                            2005    2004    2003
                           -----   -----   -----
(in whole dollars)

Net income per share:
   Basic - as reported     $3.58   $3.56   $3.37
   Basic - pro forma       $3.56   $3.53   $3.34
   Diluted - as reported   $3.52   $3.52   $3.36
   Diluted - pro forma     $3.49   $3.49   $3.32

In February 2006, the Board approved an incentive compensation package including 335,012 incentive stock options at $47.48 per share and 143,374 PCUs under the Plan. In addition, non-employee directors received 4,800 shares of common stock under the Directors Plan.

     Note 18 EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

                                                   2005       2004       2003
                                                 --------   --------   --------
Earnings:
   Income from continuing operations
      (numerator for basic and diluted
      calculations)                              $235,608   $245,300   $178,319
Shares:
   Weighted average outstanding shares
     (denominator for basic calculation)           62,545     62,309     51,318

   Equivalent shares from outstanding stock
      options and warrants                          1,179        655        280
                                                 --------   --------   --------
      Diluted shares (denominator for diluted
         calculation)                              63,724     62,964     51,598
Earnings per share from continuing operations:
   Basic                                         $   3.77   $   3.94   $   3.47
   Diluted                                       $   3.70   $   3.90   $   3.46
                                                 ========   ========   ========

The calculation of equivalent shares from outstanding stock options does not include the effect of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. Approximately 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2005. All outstanding options were included in the calculation during 2004, while approximately 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2003. Diluted earnings per share also exclude the antidilutive effect in 2003 of 5.6 million shares that would be issued upon exercise of the outstanding warrants associated with the PIERS units, as the Company could have repurchased more shares than it would have issued with the exercise proceeds.

     Note 19 COMPREHENSIVE INCOME

The following table presents the components of the Company's accumulated other comprehensive income for the years ended December 31, 2005, 2004 and 2003 (in thousands):

FOR THE YEAR ENDED DECEMBER 31, 2005:       BEFORE-TAX AMOUNT   TAX (EXPENSE) BENEFIT   AFTER-TAX AMOUNT
-------------------------------------       -----------------   ---------------------   ----------------
Foreign currency translation adjustments:
   Change arising during year                    $(11,802)            $  3,238              $ (8,564)
Unrealized gains on securities:
   Unrealized net holding gains arising
      during the year                             177,772              (47,701)              130,071
   Less: Reclassification adjustment for
      net gains realized in net income             13,590                 (659)               12,931
                                                 --------             --------              --------
      Net unrealized gains                        164,182              (47,042)              117,140
                                                 --------             --------              --------
         Other comprehensive income              $152,380             $(43,804)             $108,576
                                                 ========             ========              ========

FOR THE YEAR ENDED DECEMBER 31, 2004:       BEFORE-TAX AMOUNT   TAX (EXPENSE) BENEFIT   AFTER-TAX AMOUNT
-------------------------------------       -----------------   ---------------------   ----------------
Foreign currency translation adjustments:
   Change arising during year                    $ 24,635             $ 15,455               $ 40,090
Unrealized gains on securities:
   Unrealized net holding gains arising
      during the year                             143,280              (47,219)                96,061
   Less: Reclassification adjustment for
      net gains realized in net income             29,473               (7,429)                22,044
                                                 --------             --------               --------
      Net unrealized gains                        113,807              (39,790)                74,017
                                                 --------             --------               --------
         Other comprehensive income              $138,442             $(24,335)              $114,107
                                                 ========             ========               ========

FOR THE YEAR ENDED DECEMBER 31, 2003        BEFORE-TAX AMOUNT        TAX EXPENSE        AFTER-TAX AMOUNT
------------------------------------        -----------------        -----------        ----------------
Foreign currency translation adjustments:
   Change arising during year                    $ 81,363             $(28,477)              $ 52,886
Unrealized gains on securities:
   Unrealized net holding gains arising
      during the year                             109,887              (38,176)                71,711
   Less: Reclassification adjustment for
      net gains realized in net income              5,360               (1,539)                 3,821
                                                 --------             --------               --------
      Net unrealized gains                        104,527              (36,637)                67,890
                                                 --------             --------               --------
         Other comprehensive income              $185,890             $(65,114)              $120,776
                                                 ========             ========               ========

A summary of the components of net unrealized appreciation of balances carried at fair value is as follows (in thousands):

YEARS ENDED DECEMBER 31,                      2005       2004       2003
------------------------                    --------   --------   --------
Change in net unrealized appreciation on:
   Fixed maturity securities available-
      for-sale                              $153,440   $112,419   $105,562
   Other investments                          (3,949)        31      5,715
Effect of unrealized appreciation on:
   Deferred policy acquisition costs          14,676      1,373     (6,750)
Other                                             15        (16)        --
                                            --------   --------   --------
Net unrealized appreciation                 $164,182   $113,807   $104,527
                                            ========   ========   ========

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

The reinsurance markets for several accident and health risks, most notably involving workers' compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss ("LMX") reinsurance programs that involved alleged "manufactured" claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to three arbitrations that involve some of these LMX reinsurance programs. Additionally, while RGA did not underwrite workers' compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers' compensation carve-out risks. The Company and other involved reinsurers and retrocessionaires have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affects the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.

The Company is currently a party to three arbitrations that involve personal accident business as mentioned above. As of January 31, 2006, the companies involved in these actions have raised claims, or established reserves that may result in claims, that are $23.5 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The loss from discontinued accident and health operations, net of income taxes, decreased to $11.4 million in 2005 from $23.0 million in 2004. The decrease in loss in 2005 is due primarily to a $24.0 million, pretax, negotiated settlement of all disputed claims associated with the Company's largest identified accident and health exposure during 2004.

The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company's consolidated statements of income, totaled $2.5 million, $1.4 million, and $4.8 million for 2005, 2004, and 2003, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reinsurance Group of America, Incorporated
St. Louis, Missouri

     We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in a all material respects the information set forth therein.

     As discussed in Note 2, the Company changed its method of accounting for certain non-traditional long duration contracts and separate accounts, and for embedded derivatives in certain insurance products as required by new accounting guidance which became effective on January 1, 2004 and October 1, 2003, respectively, and recorded the effect as cumulative effects of changes in accounting principles.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 27, 2006

Quarterly Data (Unaudited)

Years Ended December 31,
(in thousands, except per share data)

2005                                                          First       Second        Third       Fourth
----                                                       ----------   ----------   ----------   ----------
Revenues from continuing operations                        $1,096,216   $1,091,332   $1,158,417   $1,238,800
Revenues from discontinued operations                      $      354   $     (500)  $      328   $    2,332

Income from continuing operations before income taxes      $  100,535   $   32,609   $  113,562   $  109,640

Income from continuing operations                          $   67,264   $   25,160   $   73,519   $   69,665
Loss from discontinued accident and health operations,
   net of income taxes                                           (707)      (3,343)      (5,890)      (1,488)
Cumulative effect of change in accounting principle, net
   of income taxes                                                 --           --           --           --
                                                           ----------   ----------   ----------   ----------
Net income                                                 $   66,557   $   21,817   $   67,629   $   68,177

Total outstanding common shares - end of period                62,614       62,639       62,641       61,076

BASIC EARNINGS PER SHARE
Continuing operations                                      $     1.08   $     0.40   $     1.17   $     1.12
Discontinued operations                                         (0.02)       (0.05)       (0.09)       (0.03)
Cumulative effect of change in accounting principle                --           --           --           --
                                                           ----------   ----------   ----------   ----------
Net income                                                 $     1.06   $     0.35   $     1.08   $     1.09

DILUTED EARNINGS PER SHARE
Continuing operations                                      $     1.05   $     0.39   $     1.15   $     1.09
Discontinued operations                                         (0.01)       (0.05)       (0.09)       (0.02)
Cumulative effect of change in accounting principle                --           --           --           --
                                                           ----------   ----------   ----------   ----------
Net income                                                 $     1.04   $     0.34   $     1.06   $     1.07

Dividends declared per share                               $     0.09   $     0.09   $     0.09   $     0.09

Market price of common stock
   Quarter end                                             $    42.58   $    46.51   $    44.70   $    47.76
   Common stock price, high                                     48.73        46.62        47.99        48.21
   Common stock price, low                                      42.46        41.52        40.76        42.48

2004                                                          First     Second      Third      Fourth
----                                                        --------   --------   --------   ----------
Revenues from continuing operations (1)                     $979,222   $976,415   $959,464   $1,123,818
Revenues from discontinued operations                       $  1,310   $    341   $   (690)  $      481

Income from continuing operations before income taxes (1)   $ 94,815   $105,393   $ 89,106   $   79,879

Income from continuing operations                           $ 62,994   $ 68,390   $ 57,999   $   55,917
Loss from discontinued accident and health operations,
   net of income taxes                                          (894)    (3,053)   (18,604)        (497)
Cumulative effect of change in accounting principle, net
   of income taxes                                              (361)        --         --           --
                                                            --------   --------   --------   ----------
Net income                                                  $ 61,739   $ 65,337   $ 39,395   $   55,420

Total outstanding common shares - end of period               62,246     62,314     62,361       62,445

BASIC EARNINGS PER SHARE
Continuing operations                                       $   1.01   $   1.10   $   0.93   $     0.90
Discontinued operations                                        (0.01)     (0.05)     (0.30)       (0.01)
Cumulative effect of change in accounting principle            (0.01)        --         --           --
                                                            --------   --------   --------   ----------
Net income                                                  $   0.99   $   1.05   $   0.63   $     0.89

DILUTED EARNINGS PER SHARE
Continuing operations                                       $   1.00   $   1.09   $   0.92   $     0.88
Discontinued operations                                        (0.01)     (0.05)     (0.29)       (0.01)
Cumulative effect of change in accounting principle            (0.01)        --         --           --
                                                            --------   --------   --------   ----------
Net income                                                  $   0.98   $   1.04   $   0.63   $     0.87

Dividends per share on common stock                         $   0.06   $   0.06   $   0.06   $     0.09

Market price of common stock
   Quarter end                                              $  40.97   $  40.65   $  41.20   $    48.45
   Common stock price, high                                    41.30      42.27      41.68        48.65
   Common stock price, low                                     37.65      36.40      39.28        40.17

(1) Revenues for the first and second quarters of 2004 differ from amounts included in the Company's respective Quarterly Reports on Form 10-Q filed during 2004 due to a change in presentation related to Issue B36. Approximately $4,200 and $13,293 of DAC offsets were netted against "Change in value of embedded derivatives" within revenues in the first and second quarters, respectively, but were reclassed to "Change in deferred acquisition costs associated with change in value of embedded derivatives" within expenses beginning in the third quarter.

Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol "RGA". There were 76 stockholders of record of RGA's common stock on January 31, 2006.

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

     There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2005 pertaining to financial reporting in accordance with the criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2005.

     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of the Company's internal control over financial reporting and on the effectiveness of the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Reinsurance Group of America, Incorporated
St. Louis, Missouri

     We have audited management's assessment, included in management's annual report on internal control over financial reporting, that Reinsurance Group of America, Incorporated and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.


/s/ Deloitte & Touche LLP

St. Louis, Missouri
February 27, 2006

Item 9B. OTHER INFORMATION

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

     David B. Atkinson, 52, became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson has served as Executive Vice President and Chief Operating Officer of RGA since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. operations from 1994 to 1996, and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of several RGA subsidiaries.

     Todd C. Larson, 42, is Senior Vice President, Controller and Treasurer. Prior to joining the Company in 1995, Mr. Larson was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP. Mr. Larson also serves as a director and officer of several RGA subsidiaries.

     Jack B. Lay, 51, is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.

     Paul A. Schuster, 51, is Executive Vice President, U.S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.

     James E. Sherman, 52, is Executive Vice President, General Counsel and Secretary of the Company. Prior to joining the Company in 2001, Mr. Sherman served as Associate General Counsel of General American Life Insurance Company from 1995 until 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.

     Graham S. Watson, 56, is Executive Vice President, International and Chief Marketing Officer of RGA, and Chief Executive Officer of RGA International Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.

     A. Greig Woodring, 54, President and Chief Executive Officer of the Company. Mr. Woodring also is an executive officer of General American Life Insurance Company ("General American"). He headed General American's reinsurance business from 1986 until the Company's formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

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

     The Board of Directors has determined, in its judgment, that all of the members of the Audit Committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange ("NYSE"). The Board of Directors has determined, in its judgment, that Messrs. Bartlett, Greenbaum and Henderson are qualified as audit committee financial experts within the meaning of SEC regulations and the Board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The Audit Committee Charter provides that members of the Audit Committee may not simultaneously serve on the audit committee of more than two other public companies.

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

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements

     The following consolidated statements are included within Item 8 under the following captions:

Index                                                                       Page
-----                                                                       ----
Consolidated Balance Sheets                                                   61
Consolidated Statements of Income                                             62
Consolidated Statements of Stockholders' Equity                               63
Consolidated Statements of Cash Flows                                         64
Notes to Consolidated Financial Statements                                 65-94
Report of Independent Registered Public Accounting Firm                       95
Quarterly Data (unaudited)                                                    96

     2. Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule                                                                   Page
--------                                                                 -------
I   Summary of Investments                                                   103
II  Condensed Financial Information of the Registrant                        104
III Supplementary Insurance Information                                  105-106
IV  Reinsurance                                                              107
V   Valuation and Qualifying Accounts                                        108

     All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

     3. Exhibits

     See the Index to Exhibits on page 110.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                 SCHEDULE I--SUMMARY OF INVESTMENTS--OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 2005
                                  (in millions)

                                                                  Amount at
                                                                    Which
                                                                   Shown in
                                                       Fair      the Balance
Type of Investment                          Cost    Value (3)   Sheets (1)(3)
------------------                        -------   ---------   -------------
Fixed maturities:
Bonds:
United States government and government
   agencies and authorities               $    70    $   70        $    70
Foreign governments (2)                       924     1,167          1,167
Public utilities (2)                          904     1,150          1,150
All other corporate bonds                   4,433     4,487          4,487
                                            -----     -----          -----
   Total fixed maturities                   6,331     6,874          6,874
Equity securities                              25        27             27
Preferred stock                               174       174            174
Mortgage loans on real estate                 648      XXXX            648
Policy loans                                  987      XXXX            987
Funds withheld at interest                  3,411      XXXX          3,460
Short-term investments                        126      XXXX            126
Other invested assets                          35      XXXX             35
                                          -------                  -------
   Total investments                      $11,737      XXXX        $12,331
                                          =======                  =======

(1) Fixed maturities are classified as available for sale and carried at fair value.

(2) The following exchange rates have been used to convert foreign securities to U.S. dollars:

Canadian dollar       $0.860585/C$1.00
South African rand    $0.158008/1.0 rand
Australian dollar     $0.732800/$1.00 Aus
Great British pound   $1.7323000/L1.00

(3) Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
         SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                                  DECEMBER 31,
                                 (IN THOUSANDS)

                                                                               2005         2004         2003
                                                                            ----------   ----------   ---------
CONDENSED BALANCE SHEETS
   Assets:
      Fixed maturity securities (available for sale)                        $  113,546   $   97,567
      Short-term investments                                                    98,967           --
      Cash and cash equivalents                                                    600          117
      Investment in subsidiaries                                             3,052,871    2,444,987
      Other assets                                                             235,191      262,135
                                                                            ----------   ----------
         Total assets                                                       $3,501,175   $2,804,806
                                                                            ==========   ==========
   Liabilities and stockholders' equity:
      Long-term debt                                                        $  939,280   $  514,631
      Other liabilities                                                         34,411       11,150
      Stockholders' equity                                                   2,527,484    2,279,025
                                                                            ----------   ----------
         Total liabilities and stockholders' equity                         $3,501,175   $2,804,806
                                                                            ==========   ==========
CONDENSED STATEMENTS OF INCOME
   Interest / dividend income                                               $   20,078   $   22,708   $  17,949
   Investment related gains / (losses), net                                       (140)         987         677
   Operating expenses                                                          (11,360)      (5,054)     (3,849)
   Interest expense                                                            (39,238)     (35,789)    (35,189)
                                                                            ----------   ----------   ---------
      Income before income tax and undistributed earnings of subsidiaries      (30,660)     (17,148)    (20,412)
   Income tax expense (benefit)                                                 (7,407)      (8,478)    (10,614)
                                                                            ----------   ----------   ---------
      Net loss before undistributed earnings of subsidiaries                   (23,253)      (8,670)     (9,798)
   Equity in undistributed earnings of subsidiaries                            247,433      230,561     182,939
                                                                            ----------   ----------   ---------
      Net income                                                            $  224,180   $  221,891   $ 173,141
                                                                            ==========   ==========   =========
CONDENSED STATEMENTS OF CASH FLOWS
   Operating activities:
      Net income                                                            $  224,180   $  221,891   $ 173,141
      Equity in earnings of subsidiaries                                      (247,433)    (230,561)   (182,939)
      Other, net                                                                47,193      (23,572)    (46,964)
                                                                            ----------   ----------   ---------
         Net cash provided by (used in) operating activities                    23,940      (32,242)    (56,762)
                                                                            ----------   ----------   ---------
   Investing activities:
      Sales of fixed maturity securities available for sale                    201,881      102,237     141,149
      Purchases of fixed maturity securities available for sale               (219,152)     (43,975)   (287,408)
      Change in short-term investments                                         (98,967)          --          --
      Principal payment from subsidiary debt                                    19,493       30,465          --
      Capital contributions to subsidiaries                                   (254,818)     (47,299)   (286,336)
                                                                            ----------   ----------   ---------
         Net cash provided by (used in) investing activities                  (351,563)      41,428    (432,595)
                                                                            ----------   ----------   ---------
   Financing activities:
      Dividends to stockholders                                                (22,537)     (16,821)    (11,940)
      Acquisition of treasury stock                                            (75,888)          --          --
      Reissuance (acquisition) of treasury stock, net                            6,046        7,162      14,467
      Proceeds from long-term debt borrowings, net                             420,485           --      50,000
      Proceeds from stock offering, net                                             --           --     426,701
                                                                            ----------   ----------   ---------
         Net cash provided by (used in) financing activities                   328,106       (9,659)    479,228
                                                                            ----------   ----------   ---------
         Net change in cash and cash equivalents                                   483         (473)    (10,129)
   Cash and cash equivalents at beginning of year                                  117          590      10,719
                                                                            ----------   ----------   ---------
   Cash and cash equivalents at end of year                                 $      600   $      117   $     590
                                                                            ==========   ==========   =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)

                                                              As of December 31,
                                   ------------------------------------------------------------------------
                                                            Future Policy Benefits
                                      Deferred Policy       and Interest-Sensitive     Other Policy Claims
                                     Acquisition Costs       Contract Liabilities     and Benefits Payable
                                   ---------------------   -----------------------   ----------------------
                                     Assumed      Ceded      Assumed       Ceded       Assumed      Ceded
                                   ----------   --------   -----------   ---------   ----------   ---------
2004
U.S. operations                    $1,300,901   $(41,138)  $ 7,061,193   $(144,567)  $  666,311   $ (41,484)
Canada operations                     182,859     (1,170)    1,344,416    (118,550)      63,875      (9,009)
Europe & South Africa operations      594,954    (42,532)      298,166     (23,404)     259,747     (20,541)
Asia Pacific operations               239,316    (10,917)      257,823     (44,825)     238,979     (12,522)
Corporate and Other                     3,701         --         7,972          --       57,081        (766)
Discontinued operations                    --         --        28,752        (777)      30,232        (830)
                                   ----------   --------   -----------   ---------   ----------   ---------
   Total                           $2,321,731   $(95,757)  $ 8,998,322   $(332,123)  $1,316,225   $ (85,152)
                                   ==========   ========   ===========   =========   ==========   =========
2005
U.S. operations                    $1,484,973   $(40,493)  $ 7,943,230   $(145,082)  $  771,369   $ (46,380)
Canada operations                     210,777       (451)    1,543,460    (159,218)      82,954     (22,264)
Europe & South Africa operations      609,178    (42,030)      354,710     (27,059)     288,291      (9,110)
Asia Pacific operations               252,340     (8,664)      317,532     (44,343)     326,012     (23,607)
Corporate and Other                        --         --         6,763          --       24,819         (63)
Discontinued operations                    --         --        31,287        (674)      35,853        (705)
                                   ----------   --------   -----------   ---------   ----------   ---------
   Total                           $2,557,268   $(91,638)  $10,196,982   $(376,376)  $1,529,298   $(102,129)
                                   ==========   ========   ===========   =========   ==========   =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
          SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION (CONTINUED)
                                 (in thousands)

                                                                 Year ended December 31,
                                   -----------------------------------------------------------------------------------
                                                    Net Investment   Benefits, Claims   Amortization   Other Operating
                                   Premium Income       Income          and Losses         of DAC          Expenses
                                   --------------   --------------   ----------------   ------------   ---------------
2003
U.S. operations                      $1,801,793        $346,129         $(1,638,800)      $(252,163)      $ (84,159)
Canada operations                       214,738          87,212            (224,863)            240         (30,974)
Europe & South Africa
   operations                           364,203           3,869            (230,895)        (62,793)        (59,178)
Asia Pacific operations                 259,010          10,692            (185,358)        (28,496)        (37,016)
Corporate and Other                       3,419          17,677              (8,217)            (38)        (60,013)
                                     ----------        --------         -----------       ---------       ---------
   Total                             $2,643,163        $465,579         $(2,288,133)      $(343,250)      $(271,340)
                                     ==========        ========         ===========       =========       =========

2004
U.S. operations                      $2,212,650        $436,115         $(1,964,975)      $(293,667)      $(170,156)
Canada operations                       253,852         100,141            (252,382)        (14,236)        (25,430)
Europe & South Africa operations        478,580           5,125            (314,128)        (82,201)        (62,315)
Asia Pacific operations                 399,122          16,113            (330,144)        (40,735)        (37,542)
Corporate and Other                       3,244          23,034             (15,839)         (1,430)        (64,546)
                                     ----------        --------         -----------       ---------       ---------
   Total                             $3,347,448        $580,528         $(2,877,468)      $(432,269)      $(359,989)
                                     ==========        ========         ===========       =========       =========

2005
U.S. operations                      $2,434,211        $466,135         $(2,219,336)      $(389,421)      $ (66,108)
Canada operations                       343,131         120,434            (309,064)        (44,233)        (26,952)
Europe & South Africa operations        552,694           9,710            (406,004)       (152,450)         30,696
Asia Pacific operations                 534,926          29,427            (420,024)        (90,058)        (18,204)
Corporate and Other                       1,813          13,459             (41,850)         (3,701)        (71,710)
                                     ----------        --------         -----------       ---------       ---------
   Total                             $3,866,775        $639,165         $(3,396,278)      $(679,863)      $(152,278)
                                     ==========        ========         ===========       =========       =========

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                            SCHEDULE IV - REINSURANCE
                                  (in millions)

                                               As of or for the Year ended December 31,
                                      ---------------------------------------------------------
                                                                                     Percentage
                                                Coded to     Assumed                  of Amount
                                       Gross     Other     from Other       Net      Assumed to
                                      Amount   Companies    Companies     Amount         Net
                                      ------   ---------   ----------   ----------   ----------
2003
Life insurance in force                $ 75     $254,822   $1,252,161   $  997,414     125.54%
Premiums
   U.S. operations                     $2.5     $  211.6   $  2,010.9   $  1,801.8     111.61%
   Canada operations                     --         24.1        238.8        214.7     111.22%
   Europe & South Africa operations      --         21.5        385.7        364.2     105.90%
   Asia Pacific operations               --         22.0        281.0        259.0     108.49%
   Corporate and Other                  1.5           --          2.0          3.5      57.14%
                                       ----     --------   ----------   ----------
      Total                            $4.0     $  279.2   $  2,918.4   $  2,643.2     110.41%
                                       ====     ========   ==========   ==========     ======

2004
Life insurance in force                $ 76     $161,978   $1,458,827   $1,296,925     112.48%
Premiums
   U.S. operations                     $2.1     $  209.2   $  2,419.7   $  2,212.6     109.36%
   Canada operations                     --         30.4        284.3        253.9     111.97%
   Europe & South Africa operations      --         27.4        506.0        478.6     105.73%
   Asia Pacific operations               --         35.1        434.2        399.1     108.79%
   Corporate and Other                  2.8         (0.1)         0.3          3.2       9.38%
                                       ----     --------   ---------    ----------
      Total                            $4.9     $  302.0   $  3,644.5   $  3,347.4     108.88%
                                       ====     ========   ==========   ==========     ======

2005
Life insurance in force                $ 77     $ 59,241   $1,736,614   $1,677,450     128.95%
Premiums
   U.S. operations                     $2.2     $  218.6   $  2,650.6   $  2,434.2     108.89%
   Canada operations                     --         63.2        406.3        343.1     118.45%
   Europe & South Africa operations      --         38.4        591.1        552.7     106.95%
   Asia Pacific operations               --         34.9        569.8        534.9     106.52%
   Corporate and Other                  1.6           --          0.3          1.9      10.53%
                                       ----     --------   ----------   ----------
      Total                            $3.8     $  355.1   $  4,218.1   $  3,866.8     109.09%
                                       ====     ========   ==========   ==========     ======

                   REINSURANCE GROUP OF AMERICA, INCORPORATED
                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
                                  DECEMBER 31,
                                  (in millions)

                            Balance at Beginning   Charges to Costs     Charged to                      Balance at End of
      Description                 of Period          and Expenses     Other Accounts   Deductions (1)         Period
      -----------           --------------------   ----------------   --------------   --------------   -----------------
2003
Allowance on income taxes           $12.5                $0.5               $--             $ --              $13.0

2004
Allowance on income taxes           $13.0                $ --               $--             $3.5              $ 9.5

2005
Allowance on income taxes           $ 9.5                $ --               $--             $4.8              $ 4.7

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

                                        Reinsurance Group of America,
                                        Incorporated.


                                        By: /s/ A. Greig Woodring
                                            ------------------------------------
                                            A. Greig Woodring
                                            President and Chief Executive
                                            Officer

                                            Date: February 27, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2006.

              Signatures                                                       Title
              ----------                                                       -----


/s/ Leland C. Launer, Jr.               February 27, 2006 *   Chairman of the Board and Director
-------------------------------------
Leland C. Launer, Jr.


/s/ A. Greig Woodring                   February 27, 2006     President, Chief Executive Officer,
-------------------------------------                         and Director
A. Greig Woodring                                             (Principal Executive Officer)


/s/ William J. Bartlett                 February 27, 2006 *   Director
-------------------------------------
William J. Bartlett


/s/ J. Cliff Eason                      February 27, 2006 *   Director
-------------------------------------
J. Cliff Eason


/s/ Stuart I. Greenbaum                 February 27, 2006 *   Director
-------------------------------------
Stuart I. Greenbaum


/s/ Alan C. Henderson                   February 27, 2006 *   Director
-------------------------------------
Alan C. Henderson


/s/ Joseph A. Reali                     February 27, 2006 *   Director
-------------------------------------
Joseph A. Reali


/s/ Georgette A. Piligian               February 27, 2006 *   Director
-------------------------------------
Georgette A. Piligian


/s/ Jack B. Lay                         February 27, 2006     Executive Vice President and Chief
-------------------------------------                         Financial Officer  (Principal Financial
Jack B. Lay                                                   and Accounting Officer)


* By: /s/ Jack B. Lay                   February 27, 2006
      -------------------------------
      Jack B. Lay
      Attorney-in-fact

                                INDEX TO EXHIBITS

Exhibit
 Number                                 Description
-------                                 -----------
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

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004

4.1 Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

4.6 Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.7       Form of Global Unit Certificate, incorporated by reference to Exhibit
          A of Exhibit 4.6 of this Report, incorporated by reference to Registration Statement on Form 8-A12B (File No. 1-11848) filed on
          December 18, 2001

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

4.19      Form of Second Supplemental Junior Subordinated Indenture between
          Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, relating to the 6 - 3/4 Junior Subordinated Debentures Due
          2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated
          December 5, 2005 (File No. 1-11848), filed December 9, 2005

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

10.7      RGA Management Incentive Plan, as amended and restated effective
          January 1, 2003 incorporated by reference to Proxy Statement on
          Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.8      RGA Reinsurance Company Management Deferred Compensation Plan (ended
          January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
          33-58960), filed on April 14, 1993 *

10.9      RGA Reinsurance Company Executive Deferred Compensation Plan (ended
          January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
          33-58960), filed on April 14, 1993 *

10.10     RGA Reinsurance Company Executive Supplemental Retirement Plan (ended
          January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No.
          33-58960), filed on April 14, 1993 *

10.11     RGA Reinsurance Company Augmented Benefit Plan (ended January 1,
          1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on
          April 14, 1993 *

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

10.17 RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.18     RGA Phantom Stock Plan for Directors, as amended effective January 1,
          2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.19 Restricted Stock Award to A. Greig Woodring dated January 28, 1998, incorporated by reference to Exhibit 10.27 to Form 10-Q/A Amendment
          No. 1 for the quarter ended March 31, 1998 (File No. 1-11848) filed on
          May 14, 1998 *

10.20 Credit Agreement dated as of September 29, 2005 among RGA and certain subsidiaries, as Account Parties, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative
          Agent; Bank of America, N.A., as Syndication Agent; and KeyBank
          National Association, Wachovia Bank, National Association, and
          Deutsche Bank, AG New York Branch, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form
          8-K dated September 29, 2005 (File No. 1-11848), filed October 3,
          2005.

10.21     Amendment No.1 and Waiver dated as of November 30, 2005 to Credit
          Agreement dated as of September 29, 2005 among RGA and certain subsidiaries, as Account Parties, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative
          Agent; Bank of America, N.A., as Syndication Agent; and KeyBank
          National Association, Wachovia Bank, National Association, and
          Deutsche Bank, AG New York Branch, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form
          8-K dated November 30, 2005 (File No. 1-11848), filed December 1, 2005

10.22 Administrative Services Agreement, effective as of January 1, 1997, by and between RGA Reinsurance and General American, incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K dated
          September 24, 2001 (File No. 1-11848), filed September 24, 2001

10.23     Form of Reinsurance Group of America, Incorporated Flexible Stock Plan
          Non-Qualified Stock Option Agreement, incorporated by reference to
          Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004
          (File No. 1-11848), filed September 10, 2004*

10.24     Form of Reinsurance Group of America, Incorporated Flexible Stock Plan
          Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated
          September 10, 2004 (File No. 1-11848), filed September 10, 2004*

10.25     Registration Rights agreement dated as of November 24, 2003 between
          RGA, MetLife Inc., Metropolitan Life Insurance Company, Equity
          Intermediary Company, and General American, incorporated by reference to Exhibit 10.1 to Form 8-K dated November 24, 2003 (File No.
          1-11848), filed December 3, 2003

10.26     Directors' Compensation Summary Sheet, incorporated by reference to
          Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2005 (File
          No. 1-11848), filed April 25, 2005*

10.27 Summary of the compensation and performance incentives for the named executive officers, incorporated by reference to Exhibits 10.1 and
          10.2 to Current Report on Form 8-K dated March 8, 2005 (File No.
          1-11848), filed March 8, 2005 *

21.1      Subsidiaries of RGA

23.1      Consent of Deloitte & Touche LLP

24.1      Powers of Attorney for Ms. Piligian and Messrs. Bartlett, Eason,
          Greenbaum, Henderson, Launer, and Reali

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