Form 10-Q
period 2006-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2006-05-05
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                               YES  X  NO
                                   ---    ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER.

LARGE ACCELERATED FILER  X  ACCELERATED FILER     NON-ACCELERATED FILER
                        ---                   ---                       ---

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN
RULE 12B-2 OF THE EXCHANGE ACT). YES     NO  X
                                     ---    ---

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF APRIL 30, 2006: 61,181,349
SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                         PART I - FINANCIAL INFORMATION

1      Financial Statements

       Condensed Consolidated Balance Sheets (Unaudited)
       March 31, 2006 and December 31, 2005                                   3

       Condensed Consolidated Statements of Income (Unaudited)
       Three months ended March 31, 2006 and 2005                             4

       Condensed Consolidated Statements of Cash Flows (Unaudited)
       Three months ended March 31, 2006 and 2005                             5

       Notes to Condensed Consolidated Financial Statements (Unaudited)       6

2      Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         11

3      Quantitative and Qualitative Disclosures About Market Risk            29

4      Controls and Procedures                                               29


                           PART II - OTHER INFORMATION

1      Legal Proceedings                                                     29

1A     Risk Factors                                                          30

2      Unregistered Sales of Equity Securities and Use of Proceeds           30

6      Exhibits                                                              30

       Signatures                                                            31

       Index to Exhibits                                                     32

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   March 31,   December 31,
                                                                                     2006          2005
                                                                                 -----------   ------------
                                                                                   (Dollars in thousands)
      ASSETS
Fixed maturity securities:                                                       $ 6,781,908   $ 6,874,243
   Available-for-sale at fair value (amortized cost of $6,417,481 and
      $6,331,225 at March 31, 2006 and December 31, 2005, respectively)
Mortgage loans on real estate                                                        669,368       648,067
Policy loans                                                                         973,625       987,442
Funds withheld at interest                                                         3,612,193     3,459,943
Short-term investments                                                                44,548       126,296
Other invested assets                                                                195,580       235,464
                                                                                 -----------   -----------
      Total investments                                                           12,277,222    12,331,455
Cash and cash equivalents                                                            430,740       128,692
Accrued investment income                                                             78,560        62,498
Premiums receivable and other reinsurance balances                                   594,981       573,145
Reinsurance ceded receivables                                                        534,523       541,944
Deferred policy acquisition costs                                                  2,549,553     2,465,630
Other assets                                                                          98,350        90,502
                                                                                 -----------   -----------
      Total assets                                                               $16,563,929   $16,193,866
                                                                                 ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Future policy benefits                                                           $ 4,784,424   $ 4,693,454
Interest sensitive contract liabilities                                            5,674,554     5,503,528
Other policy claims and benefits                                                   1,544,500     1,529,298
Other reinsurance balances                                                           231,532       212,422
Deferred income taxes                                                                630,515       652,024
Other liabilities                                                                    255,265       117,101
Short-term debt                                                                      100,000       125,610
Long-term debt                                                                       699,683       674,392
Company-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures of the Company                158,589       158,553
                                                                                 -----------   -----------
      Total liabilities                                                           14,079,062    13,666,382

Commitments and contingent liabilities (See Note 5)

Stockholders' Equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                       --            --
   Common stock (par value $.01 per share; 140,000,000 shares authorized;
      63,128,273 shares issued at March 31, 2006 and December 31, 2005)                  631           631
   Warrants                                                                           66,915        66,915
   Additional paid-in-capital                                                      1,059,967     1,053,814
   Retained earnings                                                               1,111,785     1,048,215
   Accumulated other comprehensive income:
      Accumulated currency translation adjustment, net of income taxes                83,090        85,127
      Unrealized appreciation of securities, net of income taxes                     247,185       361,815
                                                                                 -----------   -----------
      Total stockholders' equity before treasury stock                             2,569,573     2,616,517
   Less treasury shares held of 1,948,936 and 2,052,316 at cost at
      March 31, 2006 and December 31, 2005, respectively                             (84,706)      (89,033)
                                                                                 -----------   -----------
      Total stockholders' equity                                                   2,484,867     2,527,484
                                                                                 -----------   -----------
      Total liabilities and stockholders' equity                                 $16,563,929   $16,193,866
                                                                                 ===========   ===========

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                 2006         2005
                                                              ----------   ----------
                                                              (Dollars in thousands,
                                                              except per share data)
REVENUES:
   Net premiums                                               $  992,442   $  901,820
   Investment income, net of related expenses                    186,941      157,053
   Investment related gains, net                                     632        3,979
   Change in value of embedded derivatives                         4,552       22,561
   Other revenues                                                 14,530       10,803
                                                              ----------   ----------
      Total revenues                                           1,199,097    1,096,216

BENEFITS AND EXPENSES:
   Claims and other policy benefits                              811,513      738,053
   Interest credited                                              61,529       55,053
   Policy acquisition costs and other insurance expenses         151,804      143,976
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                      2,757       15,708
   Other operating expenses                                       46,527       33,006
   Interest expense                                               16,767        9,885
                                                              ----------   ----------
      Total benefits and expenses                              1,090,897      995,681
      Income from continuing operations before
         income taxes                                            108,200      100,535
   Provision for income taxes                                     37,620       33,271
                                                              ----------   ----------
      Income from continuing operations                           70,580       67,264
   Discontinued operations:
      Loss from discontinued accident and health
         operations, net of income taxes                          (1,510)        (707)
                                                              ----------   ----------
      Net income                                              $   69,070   $   66,557
                                                              ==========   ==========

BASIC EARNINGS PER SHARE:
   Income from continuing operations                          $     1.15   $     1.08
   Discontinued operations                                         (0.02)       (0.02)
                                                              ----------   ----------
   Net income                                                 $     1.13   $     1.06
                                                              ==========   ==========

DILUTED EARNINGS PER SHARE:
   Income from continuing operations                          $     1.13   $     1.05
   Discontinued operations                                         (0.03)       (0.01)
                                                              ----------   ----------
   Net income                                                 $     1.10   $     1.04
                                                              ==========   ==========

DIVIDENDS DECLARED PER SHARE                                  $     0.09   $     0.09
                                                              ==========   ==========

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three months ended
                                                                         March 31,
                                                                  ----------------------
                                                                     2006        2005
                                                                  ---------   ---------
                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  69,070   $  66,557
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                  (16,109)    (18,160)
         Premiums receivable and other reinsurance balances         (19,127)    (20,258)
         Deferred policy acquisition costs                          (79,007)    (60,503)
         Reinsurance ceded balances                                   7,421      (7,740)
         Future policy benefits, other policy claims and
            benefits, and other reinsurance balances                137,557     229,280
         Deferred income taxes                                       37,173      39,772
         Other assets and other liabilities, net                     19,157     (39,828)
      Amortization of net investment discounts and other            (11,888)     (5,256)
      Investment related gains, net                                    (632)     (3,982)
      Other, net                                                      8,435       1,148
                                                                  ---------   ---------
Net cash provided by operating activities                           152,050     181,030

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of fixed maturity securities - available for sale          505,016     376,380
   Maturities of fixed maturity securities - available for sale      25,200      18,983
   Purchases of fixed maturity securities - available for sale     (610,412)   (563,294)
   Cash invested in mortgage loans on real estate                   (34,364)     (9,555)
   Cash invested in funds withheld at interest                       (9,103)    (28,546)
   Principal payments on mortgage loans on real estate               12,874       5,142
   Principal payments on policy loans                                13,822          --
   Change in short-term investments and other invested assets       117,960      (9,879)
                                                                  ---------   ---------
Net cash provided by (used in) investing activities                  20,993    (210,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                         (5,500)     (5,627)
   Purchases of treasury stock                                         (194)         --
   Exercise of stock options                                          2,871       4,339
   Net increase in securitized lending activities                   108,400      28,454
   Excess deposits (payments) on universal life and other
      investment type policies and contracts                         24,429     (12,918)
                                                                  ---------   ---------
Net cash provided by financing activities                           130,006      14,248
Effect of exchange rate changes                                      (1,001)     (1,582)
                                                                  ---------   ---------
Change in cash and cash equivalents                                 302,048     (17,073)
Cash and cash equivalents, beginning of period                      128,692     152,095
                                                                  ---------   ---------
Cash and cash equivalents, end of period                          $ 430,740   $ 135,022
                                                                  =========   =========
Supplementary information:
   Cash paid for interest                                         $   4,568   $   4,192
   Cash paid for income taxes, net of refunds                     $ (21,724)  $  52,894

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K ("2005 Annual Report") filed with the Securities and Exchange Commission on February 27, 2006.

The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All material intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information, including all segment information, to conform to the 2006 presentation.

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

                                                        THREE MONTHS ENDED
                                                      ---------------------
                                                      MARCH 31,   MARCH 31,
                                                         2006        2005
                                                      ---------   ---------
Earnings:
   Income from continuing operations (numerator
      for basic and diluted calculations)              $70,580     $67,264
Shares:
   Weighted average outstanding shares (denominator
      for basic calculation)                            61,138      62,553

   Equivalent shares from outstanding stock options      1,479       1,301
                                                       -------     -------
   Denominator for diluted calculation                  62,617      63,854
Earnings per share:
   Basic                                               $  1.15     $  1.08
   Diluted                                             $  1.13     $  1.05
                                                       -------     -------

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three month period ended March 31, 2006, approximately 0.6 million stock options and
0.4 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2005, approximately 0.3 million stock options and 0.3 million performance contingent shares were excluded from the calculation.

3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

                                                               THREE MONTHS ENDED
                                                             ---------------------
                                                             MARCH 31,   MARCH 31,
                                                                2006        2005
                                                             ---------   ---------
Net income                                                   $  69,070   $ 66,557
Accumulated other comprehensive
   income (loss), net of income tax:
   Unrealized gains (losses), net of reclassification
      adjustment for gains (losses) included in net income    (114,630)   (33,850)
   Foreign currency items                                       (2,037)    (8,399)
                                                             ---------   --------
      Comprehensive income (loss)                            $ (47,597)  $ 24,308
                                                             =========   ========

4.   SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the 2005 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets other than internally developed software. As of March 31, 2006, the carrying value of internally developed software was approximately $16.4 million. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

Effective January 1, 2006 the Company changed its method of allocating capital to its segments from a method based upon regulatory capital requirements to one based on underlying economic capital levels. The economic capital model is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA's businesses. This is in contrast to the standardized regulatory risk based capital formula, which is not as refined in its risk calculations with respect to each of the Company's businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) is credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. The prior period segment results have been adjusted to conform to the new allocation methodology.

Information related to total revenues, income (loss) from continuing operations before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

                                                        INCOME (LOSS) FROM CONTINUING
                               TOTAL REVENUES          OPERATIONS BEFORE INCOME TAXES
                        THREE MONTHS ENDED MARCH 31,    THREE MONTHS ENDED MARCH 31,
                        ----------------------------   ------------------------------
                              2006         2005               2006       2005
                           ----------   ----------          --------   --------
U.S.                       $  765,552   $  721,362          $ 80,336   $ 68,496
Canada                        119,508       96,962             8,431     15,662
Europe & South Africa         148,668      144,001            14,797     14,513
Asia Pacific                  147,634      122,714             6,614      2,910
Corporate and Other            17,735       11,177            (1,978)    (1,046)
                           ----------   ----------          --------   --------
Total                      $1,199,097   $1,096,216          $108,200   $100,535
                           ==========   ==========          ========   ========

                               TOTAL ASSETS
                        --------------------------
                         MARCH 31,    DECEMBER 31,
                            2006          2005
                        -----------   ------------
U.S.                    $11,243,109    $11,049,424
Canada                    1,987,277      1,954,612
Europe & South Africa       999,437        956,453
Asia Pacific                894,580        873,230
Corporate and Other       1,439,526      1,360,147
                        -----------    -----------
Total                   $16,563,929    $16,193,866
                        ===========    ===========

5.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company has commitments to fund investments in limited partnerships in the amount of $29.4 million at March 31, 2006. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and are included in other invested assets in the condensed consolidated balance sheets.

The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one pending and one threatened arbitration related to its life reinsurance business. In addition, the Company has been joined in a suit filed against one of its ceding companies alleging wrongful denial of a life insurance claim. As of March 31, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $32.0 million, which is $27.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, "Discontinued Operations" in the Company's 2005 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At March 31, 2006 and December 31, 2005, there were approximately $15.4 million and $17.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Worldwide Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2006 and December 31, 2005, $395.5 million and $439.8 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. Fees associated with the Company's other letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $239.6 million and $256.2 million as of March 31, 2006 and December 31, 2005, respectively, and are reflected on the Company's condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2006, RGA's exposure related to these guarantees was $183.7 million.

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

6.   EMPLOYEE BENEFIT PLANS

     The components of net periodic benefit costs were as follows (dollars in thousands):

                                                 Three months ended March 31,
                                              ---------------------------------
                                              Pension Benefits   Other Benefits
                                              ----------------   --------------
                                                2006    2005       2006   2005
                                               -----   -----       ----   ----
(in thousands)
DETERMINATION OF NET PERIODIC BENEFIT COST:
   Service cost                                $ 614   $ 548       $179   $103
   Interest cost                                 477     382        156     99
   Expected rate of return on plan assets       (347)   (300)        --     --
   Amortization of prior service cost              9       9         --     --
   Amortization of prior actuarial loss          106      40         66     17
                                               -----   -----       ----   ----
Net periodic benefit cost                      $ 859   $ 679       $401   $219
                                               =====   =====       ====   ====

The Company made no pension contributions during the first quarter of 2006 and expects to make second quarter 2006 contributions of $4.6 million.

7.   FINANCING ACTIVITIES

On March 3, 2006, RGA Australian Holdings PTY, Limited ("Australian Holdings"), a wholly-owned subsidiary of the Company, entered into a five-year credit agreement with a capacity of Australian $50.0 million (approximately $35.8 million). Interest on borrowings is based on Australian Bank Bill short term rates plus a base rate margin. The base rate margin and fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. Australian Holdings immediately borrowed Australian $35.0 million under the facility, using the funds to repay the outstanding debt under a similar credit facility, which expired in March 2006. As of March 31, 2006, the Company had Australian $35.0 million (approximately $25.1 million) outstanding under this new facility at an average interest rate of 6.20%. The credit agreement is unsecured but contains affirmative, negative and financial covenants customary for financings of this type.

8.   EQUITY BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(r), "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) requires that the cost of all share-based transactions be recorded in the financial statements. The Company has been recording compensation cost for all equity-based grants or awards after January 1, 2003 consistent with the requirement of SFAS No. 123, as amended by SFAS 148. Equity compensation expense was $5.9 million and $1.7 million in the first quarter of 2006 and 2005, respectively. The adoption of SFAS 123(r) increased compensation expense recorded in the first quarter of 2006 by approximately $1.7 million, primarily related to unvested options from the 2002 grants, which were previously reported under Accounting Principles Board Opinion No. 25, and the acceleration of compensation expense for certain retirement eligible employees. Compensation cost associated with grants issued to retirement eligible employees prior to January 1, 2006 continues to be recognized over the nominal vesting period. In the first quarter of 2006, the company granted 336,725 incentive stock options at $47.47 weighted average per share and 144,097 performance contingent units ("PCUs") to employees. Additionally, non-employee directors were awarded a total of 4,800 shares of common stock. The remainder of the increase in compensation expense related to an increase in estimated shares required to settle PCUs granted in 2004 and the incremental expense from stock options and PCUs granted during the first quarter of 2006. As of March 31, 2006, the total compensation cost of non-vested awards not yet recognized in the financial statements was $28.1 million with various recognition periods over the next five years. The effect of applying the provisions of SFAS 123(r) on a pro forma basis to the comparable 2005 period did not have material effect on net income or earnings per share.

9.   NEW ACCOUNTING STANDARDS

Effective January 1, 2006, the Company prospectively adopted SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, "Embedded
Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option" ("Issue B38") and SFAS 133 Implementation Issue No. B39, "Embedded Derivatives:
Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor" ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005. Issues B38 and B39 were adopted by the Company during the first quarter of 2006 and did not have a material effect on the Company's condensed consolidated financial statements.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for corrections of errors or a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted by the Company during the first quarter of 2006 and did not have a material effect on the Company's condensed consolidated financial statements.

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

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. The Company believes that industry trends have not changed materially from those discussed in its 2005 Annual Report.

The Company's profitability primarily depends on the volume and amount of death claims incurred and its ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective July 1, 2003, the Company increased the maximum amount of coverage that it retains per life from $4 million to $6 million. This increase does not affect business written prior to July 1, 2003. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company's retention limit from $4 million to $6 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum impact a single death claim can have on its results and therefore may result in additional volatility to its results from operations. The Company believes its sources of liquidity are sufficient to cover the potential increase in claims payments on both a short-term and long-term basis.

The Company measures performance based on income or loss from continuing operations before income taxes for each of its five segments. The Company's U.S., Canada, Asia Pacific and Europe & South Africa operations provide traditional life reinsurance to clients. The Company's U.S. operations also provide asset-intensive and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Asia Pacific and Europe & South Africa operations. Asia Pacific operations also provide financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions, Argentine business in run-off and the provision for income taxes. The Company's discontinued accident and health operations are not reflected in its results from continuing operations.

Effective January 1, 2006 the Company changed its method of allocating capital to its segments from a method based upon regulatory capital requirements to one based on underlying economic capital levels. The economic capital model is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA's businesses. This is in contrast to the standardized regulatory risk based capital formula, which is not as refined in its risk calculations with respect to each of the Company's businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) is credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. The prior period segment results have been adjusted to conform to the new allocation methodology.

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes increased $7.7 million, or 7.6% for the first quarter of 2006 compared to the first quarter of 2005, primarily due to good results in the U.S. and Europe & South Africa segments offset in part by poor results due to adverse mortality experience in Canada. Consolidated net premiums increased $90.6 million, or 10.0% during the first quarter of 2006.

Consolidated investment income, net of related expenses, increased $29.9 million, or 19.0%, during the first quarter of 2006, primarily due to a larger invested asset base. Invested assets as of March 31, 2006 totaled $12.3 billion, a

13.4% increase over March 31, 2005. While the Company's invested asset base has grown significantly since March 31, 2005, the average yield earned on investments excluding funds withheld increased only slightly from 5.75% during the first quarter of 2005 to 5.78% for the first quarter of 2006. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of the underlying investments. Investment income and a portion of investment related gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The effective tax rate on a consolidated basis was 34.8% for the first quarter of 2006, compared to 33.1% for the prior-year period. The prior-year period effective tax rate included the realization of a tax receivable against which the Company had initially established a valuation reserve.

CRITICAL ACCOUNTING POLICIES

The Company's accounting policies are described in Note 2 in the 2005 Annual Report. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs ("DAC"); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of investment impairments; and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company's financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

Additionally, for each of the Company's reinsurance contracts, it must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that the possibility of a significant loss from insurance risk will occur only under remote circumstances, it records the contract under a deposit method of accounting with the net amount receivable or payable reflected in premiums receivable and other reinsurance balances or other reinsurance liabilities on the condensed consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to net premiums, on the condensed consolidated statements of income.

Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Deferred policy acquisition costs reflect the Company's expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. The Company performs periodic tests to determine that DAC remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations.

Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves the Company establishes may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, the Company relies upon its clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company's administration departments work directly with its clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.

The Company periodically reviews actual historical experience and relative anticipated experience compared to the assumptions used to establish aggregate policy reserves. Further, the Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing aggregate policy reserves, together with the present value of future gross premiums, are not sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established through a charge to income, as well as a reduction to unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase to future policy benefits. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of the Company's reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. If the Company's assumptions, particularly on mortality, are inaccurate, its reserves may be inadequate to pay claims and there could be a material adverse effect on its results of operations and financial condition.

Other policy claims and benefits include claims payable for incurred but not reported losses, which are determined using case-basis estimates and lag studies of past experience. These estimates are periodically reviewed and any adjustments to such estimates, if necessary, are reflected in current operations. The time lag from the date of the claim or death to the date when the ceding company reports the claim to the Company can vary significantly by ceding company and business segment, but averages around 3.0 months on a consolidated basis. The Company updates its analysis of incurred but not reported claims, including lag studies, on a periodic basis and adjusts its claim liabilities accordingly. The adjustments in a given period are generally not significant relative to the overall policy liabilities.

The Company primarily invests in fixed maturity securities, and monitors these fixed maturity securities to determine potential impairments in value. With the Company's external investment managers, it evaluates its intent and ability to hold securities, along with factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, and various other factors. Securities, based on management's judgments, with an other-than-temporary impairment in value are written down to management's estimate of fair value.

Differences in experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company's results of operations and financial condition.

The Company is currently a party to various litigation and arbitrations. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or even to provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in a particular quarter or year. See Note 20, "Discontinued Operations" of the 2005 Annual Report for more information.

Further discussion and analysis of the three month results for 2006 compared to 2005 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current-year presentation. Additionally, segment results for the prior-year have been reclassified to conform to the economic capital process mentioned above. References to income before income taxes exclude the effects of discontinued operations.

U.S. OPERATIONS

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional category consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED MARCH 31, 2006 (IN THOUSANDS)

                                                                                   NON-TRADITIONAL
                                                                               -----------------------      TOTAL
                                                                                 ASSET-     FINANCIAL       U.S.
                                                                 TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                                 -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                                    $611,837     $ 1,474      $   --       $613,311
   Investment income, net of related expenses                        71,042      70,897          (3)       141,936
   Investment related losses, net                                    (1,229)     (3,333)         --         (4,562)
   Change in value of embedded derivatives                               --       4,552          --          4,552
   Other revenues                                                      (320)      3,289       7,346         10,315
                                                                   --------     -------      ------       --------
      Total revenues                                                681,330      76,879       7,343        765,552

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                 508,146        (869)          1        507,278
   Interest credited                                                 11,487      49,537          --         61,024
   Policy acquisition costs and other insurance expenses             82,172      16,395       2,334        100,901
   Change in deferred acquisition costs associated with change
      in value of embedded derivatives                                   --       2,757          --          2,757
   Other operating expenses                                          10,126       1,776       1,354         13,256
                                                                   --------     -------      ------       --------
      Total benefits and expenses                                   611,931      69,596       3,689        685,216
      Income before income taxes                                   $ 69,399     $ 7,283      $3,654       $ 80,336
                                                                   ========     =======      ======       ========

FOR THE THREE MONTHS ENDED MARCH 31, 2005 (IN THOUSANDS)

                                                                                   NON-TRADITIONAL
                                                                               -----------------------
                                                                                 ASSET-     FINANCIAL       TOTAL
                                                                 TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
                                                                 -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                                   $566,794      $ 1,224      $   --       $568,018
   Investment income, net of related expenses                       63,325       56,654          70        120,049
   Investment related gains (losses), net                           (1,031)       3,516          (2)         2,483
   Change in value of embedded derivatives                              --       22,561          --         22,561
   Other revenues                                                      566        1,047       6,638          8,251
                                                                  --------      -------      ------       --------
      Total revenues                                               629,654       85,002       6,706        721,362

BENEFITS AND EXPENSES:
   Claims and other policy benefits                                483,262       (1,684)          2        481,580
   Interest credited                                                14,007       40,251          --         54,258
   Policy acquisition costs and other insurance expenses            73,638       13,687       1,961         89,286
   Change in deferred acquisition costs associated with change
      in value of embedded derivatives                                  --       15,708          --         15,708
   Other operating expenses                                          9,259        1,338       1,437         12,034
                                                                  --------      -------      ------       --------
      Total benefits and expenses                                  580,166       69,300       3,400        652,866
      Income (loss) before income taxes                           $ 49,488      $15,702      $3,306       $ 68,496
                                                                  ========      =======      ======       ========

Income before income taxes for the U.S. operations segment totaled $80.3 million for the first quarter of 2006 compared to $68.5 million for the same period prior year. This increase in income can be primarily attributed to growth in total business in force and improved mortality experience over the first quarter of 2005.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2006, this sub-segment added $47.9 billion of new business compared to $36.0 billion during the same period in 2005. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth.

Income before income taxes for U.S. Traditional reinsurance increased 40.2% for the quarter over the same prior-year period. Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 83.1% for the first quarter of 2006 compared to 85.3% for the first three months of 2005. In addition, stronger premiums and higher investment income reflect the increase in total business in force.

Net premiums for U.S. Traditional reinsurance increased 7.9% for the first quarter of 2006. This increase in net premiums was driven by the growth of total U.S. business in force, which totaled just over $1.1 trillion as of March 31, 2006, a 9.4% increase over the amount in force on March 31, 2005.

Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the first quarter of 2006, investment income in the sub-segment totaled $71.0 million, a 12.2% increase over the same prior-year period. This increase can be primarily attributed to growth in the invested asset base.

Mortality experience for the first three months of 2006 was in line with management's expectations, however, as previously mentioned, improved over prior year. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the first quarter of 2006 totaled $11.5 million, compared to $14.0 million for the same period in 2005. The decrease is primarily the result of lower investment income earned on the assets supporting this business resulting in lower interest credited.

Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 13.4% for the first quarter of 2006 compared to 13.0% for the first quarter of 2005. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses, as a percentage of net premiums, were 1.7% for the first quarter, which is reasonably consistent with the 1.6% reported in same prior-year period. The expense ratio can fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term.

Asset-Intensive Reinsurance

The U.S. Asset-Intensive sub-segment assumes investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modified coinsurance of non-mortality risks whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities.

In accordance with the provisions of SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"), the Company recorded a change in value of embedded derivatives of $4.6 million within revenues and $2.8 million of related deferred acquisition costs. Comparable figures for 2005 were $22.6 million and $15.7 million, respectively.

The Asset-Intensive sub-segment reported income before income taxes of $7.3 million for the first quarter of 2006, a 53.6% decrease from the prior-year period. This decrease in income can be primarily attributed to investment related gains and losses which decreased from a net gain of $3.5 million in 2005 to a loss of $3.3 million in 2006. Strong investment spreads partially offset these losses. In addition, Issue B36 resulted in $5.1 million less of income in 2006 than 2005.

Total revenues decreased $8.1 million or 9.6% from 2005 to 2006. This is primarily the result of an $18.0 million decrease in the change in fair value of embedded derivatives quarter over quarter. In 2005, the fair value of the embedded derivative increased due to the tightening of credit spreads along with a significant increase in short-term rate yields. The spreads in the first quarter of 2006 also tightened, but not to the same extent. In addition, this sub-segment reported a $6.8 million decrease in investment related gains and losses over prior quarter. These decreases were partially offset by the increase in investment income associated with a larger asset base.

The average invested asset base supporting this segment grew from $3.7 billion in the first quarter of 2005 to $4.1 billion for the first quarter of 2006. The growth in the asset base is primarily driven by new business written on one existing annuity treaty. Invested assets outstanding as of March 31, 2006 were $4.1 billion, of which $2.6 billion were funds withheld at interest. Of the $2.6 billion of total funds withheld balance as of March 31 2006, 88.0% of the balance is associated with one client.

Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, increased less than 1.0% from the first quarter of 2005. The large decrease in deferred acquisition expenses relating to Issue B36 was essentially offset by increases in both interest credited and policy acquisition costs. The rise in interest credited correlates with the increase in investment income, both of which are driven by the growth in the average asset base.

Financial Reinsurance

The U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance risks assumed by the Company are retroceded to other insurance companies. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses. Fees are also earned on brokered business in which the Company does not participate in the assumption of the financial reinsurance. This income is reflected in other revenues.

Income before income taxes increased 10.5%, during the first quarter of 2006 compared to the same period in 2005. The increase in income primarily relates to several new transactions that occurred in late 2005.

At March 31, 2006, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.8 billion. The pre-tax statutory surplus includes all business assumed or brokered by the Company. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products.

                                                        2006       2005
                                                      --------   -------
FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)
REVENUES:
   Net premiums                                       $ 94,402   $73,756
   Investment income, net of related expenses           25,305    22,537
   Investment related gains (losses), net                 (199)      635
   Other revenues                                           --        34
                                                      --------   -------
      Total revenues                                   119,508    96,962

BENEFITS AND EXPENSES:
   Claims and other policy benefits                     89,079    68,645
   Interest credited                                       205       357
   Policy acquisition costs and other insurance
      expenses                                          17,820     8,838
   Other operating expenses                              3,973     3,460
                                                      --------   -------
      Total benefits and expenses                      111,077    81,300
      Income before income taxes                      $  8,431   $15,662
                                                      ========   =======

Income before income taxes decreased by $7.2 million or 46.2% in the first quarter of 2006. The decrease in 2006 was primarily the result of less favorable mortality experience in the current period as well as a decrease in investment related gains of $0.8 million.

Net premiums increased by $20.6 million, or 28.0% in the first quarter of 2006 from the prior-year quarter. The increase is primarily due to new business from new and existing treaties. Approximately $7.4 million of the premium increase represents the effect of two inforce creditor treaties which were executed in late 2005. In addition, a stronger Canadian dollar resulted in an increase in net premiums of $5.5 million in the first quarter in 2006 as compared to 2005. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $2.8 million or 12.3% in the first quarter of 2006 compared to the first quarter of 2005. Investment income represents an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume and a stronger Canadian dollar, which resulted in an increase of $0.9 million.

For the first quarter of 2006, the loss ratio for this segment was 94.4% compared to 93.1% in 2005. Excluding creditor business, the loss ratio for this segment was 102.4% first quarter of 2006 compared to 94.4% in the comparable prior-year period. The higher loss ratio in 2006 is primarily due to unfavorable mortality experience compared to the prior year as well as the strengthening of the Canadian dollar. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1998 and 1997. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than the historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 74.4% during 2006 compared to 71.3% in 2005. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 18.9% in the first quarter of 2006 and 12.0% in 2005. Excluding the impact of the stronger Canadian dollar and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 15.2% in 2006 compared to 11.0% in 2005. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $0.5 million or 14.8% in 2006. A stronger Canadian dollar resulted in an increase of $0.2 million. Other operating expenses as a percentage of net premiums totaled 4.2% in 2006 compared to 4.7% in 2005.

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

                                                             2006       2005
                                                           --------   --------
FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)
REVENUES:
   Net premiums                                            $145,151   $141,358
   Investment income, net of related expenses                 3,392      2,528
   Investment related gains, net                                 34         14
   Other revenues                                                91        101
                                                           --------   --------
      Total revenues                                        148,668    144,001

BENEFITS AND EXPENSES:
   Claims and other policy benefits                         105,646     96,332
   Interest credited                                            190        363
   Policy acquisition costs and other insurance expenses     19,257     27,133
   Other operating expenses                                   8,778      5,660
                                                           --------   --------
      Total benefits and expenses                           133,871    129,488
      Income before income taxes                           $ 14,797   $ 14,513
                                                           --------   --------

Income before income taxes was $14.8 million during the first quarter of 2006 as compared to $14.5 million during the first quarter of 2005. This increase was primarily the result of the growth in premiums and investment income offset partially by an increase in other operating expenses and adverse foreign currency fluctuations of $1.2 million.

Net premiums increased $3.8 million, or 2.7%, during the first quarter of 2006 compared to the same period last year. This increase was primarily the result of new business from both existing and new treaties. Several foreign currencies, particularly the British pound, the euro, and the South African rand weakened against the U.S. dollar and adversely affected net premiums by approximately $9.7 million for the current quarter. Also, a portion of the net premiums were due to reinsurance of accelerated critical illness, primarily in the UK. Net premiums associated with critical illness coverage totaled $49.2 million in the first quarter of 2006 compared to $50.9 million in the first quarter of 2005. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Investment income increased $0.9 million for the first quarter of 2006 compared to the same period in 2005. This increase was primarily due to an increase in allocated investment income. Investment income and realized investment gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios were 72.8% and 68.1% for the first three months of 2006 and 2005, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.3% in the first quarter of 2006 compared to 19.2% in the first quarter of 2005. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums. Accordingly, the change in the mixture of business during the current quarter caused the loss ratio to slightly increase and caused the policy acquisition costs and other insurance expenses as a percentage of net premiums to slightly decrease.

Other operating expenses for the quarter increased to 6.0% of net premiums in 2006 from 4.0% in 2005. This increase was due to higher costs associated with maintaining and supporting the increase in business over the past several years. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance for this segment include life, critical care and illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

                                                             2006       2005
                                                           --------   --------
FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)
REVENUES:
   Net premiums                                            $139,213   $118,208
   Investment income, net of related expenses                 6,496      4,740
   Investment related gains (losses), net                        15        (47)
   Other revenues                                             1,910       (187)
                                                           --------   --------
      Total revenues                                        147,634    122,714
BENEFITS AND EXPENSES:
   Claims and other policy benefits                         110,356     90,660
   Policy acquisition costs and other insurance expenses     22,005     24,470
   Other operating expenses                                   8,659      4,674
                                                           --------   --------
      Total benefits and expenses                           141,020    119,804
      Income before income taxes                           $  6,614   $  2,910
                                                           ========   ========

Income before income taxes increased $3.7 million during the first quarter of 2006 as compared to the same period in 2005. The increase in income before income taxes was primarily the result of strong premium growth, and favorable results in certain significant markets, primarily Australia and Japan. The favorable results in Australia and Japan were partially offset by poor mortality results in Korea. Strong growth in Asia Pacific business volume correlated directly with an increase in investment income of $1.8 million from 2005 to 2006. A $2.1 million increase in other revenues for the segment also contributed to the increase in income before income taxes for the first quarter of 2006, as compared to the same quarter in 2005. The increase in income before income taxes was partially offset by adverse foreign currency exchange fluctuations totaling approximately $0.6 million.

Net premiums grew $21.0 million, or 17.8%, during the current quarter as compared to the same period in 2005. This premium growth was primarily the result of continued increases in the volume of business in Australia, Japan and Korea. Due to continued growth in its group business, premiums in Australia increased by $8.2 million in the first quarter of 2006 as compared to the first quarter of 2005. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

A portion of the premiums for the segment during the first quarter of each year presented is due to reinsurance of critical illness as a stand alone benefit, or as an accelerated benefit on a life insurance policy. This coverage provides a benefit in the event of a death from, or the diagnosis of, a defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in Australia and Korea. Premiums earned from this coverage totaled $11.7 million during the first quarter of 2006, and $15.9 million during the first quarter of 2005.

Foreign currencies in certain significant markets, particularly the Australian dollar and the Japanese Yen, began to weaken against the U.S. dollar during the first quarter of 2006. The overall effect of changes in local Asia Pacific segment currencies was a decrease of approximately $5.8 million in the first quarter 2006 net premiums compared to 2005.

Net investment income increased $1.8 million in the current quarter compared to the prior-year quarter. This increase was primarily due to growth in the invested assets in Australia, along with an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased by $2.1 million for the first quarter of 2006, as compared to the same period in 2005. The primary source of other revenues during the first quarter of 2006 was fees from three financial reinsurance treaties in the Japan market. Other revenue in the first quarter of 2005 includes the effects of the recapture of a significant client treaty in Hong Kong.

Loss ratios were 79.3% and 76.7% for the first quarter of 2006 and 2005, respectively. The current quarter loss ratio was higher than the comparable prior-year period primarily due to adverse mortality experience in Korea and to a lesser extent in New Zealand. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 15.8% during the first quarter of 2006, and 20.7% for the first quarter of 2005. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured. The decline in the policy acquisition ratio between the first quarter of 2006 and the first quarter of 2005 is caused in part by a maturation of significant blocks of business in Korea. Allowances for renewal premium are generally lower than first year premium allowances. The comparison of the policy acquisition ratio between the first quarter of 2006 and the first quarter of 2005 is also affected by the amortization of a DAC balance of approximately $3.0 million associated with the recapture of a significant treaty in Hong Kong in the first quarter of 2005.

Other operating expenses increased to 6.2% of net premiums in the current quarter, from 4.0% in the comparable prior-year period. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

CORPORATE AND OTHER OPERATIONS

Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated realized capital gains or losses. General corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other Operations includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina.

                                                             2006      2005
                                                           -------   -------
FOR THE THREE MONTHS ENDED MARCH 31, (IN THOUSANDS)
REVENUES:
   Net premiums                                            $   365   $   480
   Investment income, net of related expenses                9,812     7,199
   Investment related gains, net                             5,344       894
   Other revenues                                            2,214     2,604
                                                           -------   -------
      Total revenues                                        17,735    11,177

BENEFITS AND EXPENSES:
   Claims and other policy benefits                           (846)      836
   Interest credited                                           110        75
   Policy acquisition costs and other insurance expenses    (8,179)   (5,751)
   Other operating expenses                                 11,861     7,178
   Interest expense                                         16,767     9,885
                                                           -------   -------
      Total benefits and expenses                           19,713    12,223
      Loss before income taxes                             $(1,978)  $(1,046)
                                                           =======   =======

Loss before income taxes increased $0.9 million during the first quarter of 2006 from $1.1 million during the same period in 2005. This increase was primarily due to increased interest expense and operating expenses largely offset by an increase in investment income and investment related gains. The increase in interest expense is due to the issuance of $400 million in Junior Subordinated Debentures in the fourth quarter of 2005. The increase in operating expenses is largely due to additional expense related to equity based compensation plans. Investment income and investment related gains are the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $1.5 million for the first quarter of 2006 compared to a loss, net of taxes, of $0.7 million for the first quarter of 2005. As of March 31, 2006, amounts in dispute or subject to audit exceed the Company's reserves by approximately $23.5 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

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

Cash Flows

The Company's net cash flows provided by operating activities for the three months ended March 31, 2006 and 2005 were $152.1 million and $181.0 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $29.0 million net decrease in operating cash flows during the first quarter of 2006 compared to the same period in 2005 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $103.7 million and $31.9 million, respectively, and was offset by higher operating cash outlays of $164.6 million during the current quarter. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short and long-term obligations.

Net cash provided by investing activities was $21.0 million in the first quarter of 2006 and net cash used in investing activities was $210.8 million in the first quarter of 2005. This change, in particular, the sales and purchases of fixed maturity securities, are primarily related to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities. The majority of the cash generated by the change in short-term investments and other invested assets was used to repay the Company's $100 million Senior Notes in April 2006.

Net cash provided by financing activities was $130.0 million and $14.2 million in the first quarter of 2006 and 2005, respectively. This change was largely due to an increase in securitized lending activities, which had a balance of $108.4 million at March 31, 2006.

Debt and Preferred Securities

As of March 31, 2006, the Company had $799.7 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company maintains three revolving credit facilities. The Company's largest credit facility that expires in September 2010, is a syndicated credit facility with an overall capacity of $600.0 million. The overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Company may borrow up to $300.0 million of cash under the facility. As of March 31, 2006 the Company's outstanding cash balance was $50.0 million under this credit facility, with an average interest rate of 5.16%. The Company's other credit facilities consist of a (pound)15.0 million credit facility that expires in May 2007 and an Australian $50.0 million credit facility that expires in March 2011. The Company's foreign denominated credit facilities had a combined outstanding balance of $51.1 million as of March 31, 2006.

The average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.64%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.

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

The Company's liquidity position (cash and cash equivalents and short-term investments) was $475.3 million and $255.0 million at March 31, 2006 and December 31, 2005, respectively. Approximately $100 million of the cash and cash equivalents at March 31, 2006 was used to repay the maturity of Senior Notes in April 2006. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to help manage its short-term liquidity requirements. These transactions are reported as collateralized financings and the repurchase obligation is a component of other liabilities. There were $108.4 million of these agreements outstanding at March 31, 2006 and there were no agreements outstanding at December 31, 2005.

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

INVESTMENTS

The Company had total cash and invested assets of $12.7 billion and $11.0 billion at March 31, 2006 and 2005, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA's Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.78% during the first quarter of 2006, compared with 5.75% for the first quarter of 2005. See "Note 5 - INVESTMENTS" in the Notes to Consolidated Financial Statements of the 2005 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of March 31, 2006, approximately 96.9% of the Company's consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 57.9% of fixed maturity securities as of March 31, 2006 and had an average Standard and Poor's ("S&P") rating of "A-".

Within the fixed maturity security portfolio, the Company holds approximately $120.9 million in asset-backed securities at March 31, 2006, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company did not record other-than-temporary write-downs on fixed maturity securities for the three months ending March 31, 2006 or the three months ending March 31, 2005. During the three months ended March 31, 2006, the Company sold fixed maturity securities with a fair value of $284.8 million, which were below amortized cost, at a loss of $8.8 million.

The following table presents the total gross unrealized losses for 868 fixed maturity securities and equity securities as of March 31, 2006, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                            AT MARCH 31, 2006
                                        -----------------------
                                           Gross
                                        Unrealized
                                          Losses     % of Total
                                        ----------   ----------
Less than 20%                            $114,680       100%
20% or more for less than six months           --        --
20% or more for six months or greater          --        --
                                         --------       ---
   Total                                 $114,680       100%

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables present the estimated fair values and gross unrealized losses for the 868 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2006. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                             AS OF MARCH 31, 2006
                                                                           EQUAL TO OR GREATER THAN
                                                  --------------------------------------------------------------------------
                                                    LESS THAN 12 MONTHS            12 MONTHS                  TOTAL
                                                  -----------------------   ----------------------   -----------------------
                                                   Estimated      Gross     Estimated      Gross      Estimated      Gross
                                                     Fair      Unrealized      Fair     Unrealized      Fair      Unrealized
                                                     Value        Loss        Value        Loss         Value        Loss
                                                  ----------   ----------   ---------   ----------   ----------   ----------
(in thousands)
INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                      $  955,098    $ 35,029     $ 62,297     $ 3,495    $1,017,395    $ 38,524
   PUBLIC UTILITIES                                  354,309      11,980        3,063         151       357,372      12,131
   ASSET-BACKED SECURITIES                            75,438       1,893        9,209         141        84,647       2,034
   CANADIAN AND CANADIAN PROVINCIAL GOVERNMENTS      100,091       2,057        1,637          49       101,728       2,106
   MORTGAGE-BACKED SECURITIES                      1,142,796      29,438      122,421       4,359     1,265,217      33,797
   FINANCE                                           665,688      14,798       61,948       2,690       727,636      17,488
   U.S. GOVERNMENT AND AGENCIES                       48,946         396          675          30        49,621         426
   STATE AND POLITICAL SUBDIVISIONS                   40,703       1,451           --          --        40,703       1,451
   FOREIGN GOVERNMENTS                                96,324         755        4,314          10       100,638         765
                                                  ----------    --------     --------     -------    ----------    --------
      INVESTMENT GRADE SECURITIES                  3,479,393      97,797      265,564      10,925     3,744,957     108,722
                                                  ----------    --------     --------     -------    ----------    --------
NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                          71,425       1,662        1,963          81        73,388       1,743
   FINANCE                                             6,947         311        1,895         146         8,842         457
   ASSET-BACKED SECURITIES                                --          --           --          --            --          --
   PUBLIC UTILITIES                                   27,256         474           --          --        27,256         474
                                                  ----------    --------     --------     -------    ----------    --------
      NON-INVESTMENT GRADE SECURITIES                105,628       2,447        3,858         227       109,486       2,674
                                                  ----------    --------     --------     -------    ----------    --------
         TOTAL FIXED MATURITY SECURITIES          $3,585,021    $100,244     $269,422     $11,152    $3,854,443    $111,396
                                                  ==========    ========     ========     =======    ==========    ========
         EQUITY SECURITIES                        $   62,614    $  1,790     $ 28,295     $ 1,494    $   90,909    $  3,284
                                                  ==========    ========     ========     =======    ==========    ========

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of March 31, 2006. The unrealized losses did not exceed 17.5% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, each security whose price has been below market for twelve months or longer is investment grade.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of March 31, 2006.

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

Funds withheld at interest comprised approximately 28.4% and 27.8% of the Company's cash and invested assets as of March 31, 2006 and December 31, 2005, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company's condensed consolidated balance sheet. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

Other invested assets represented approximately 1.5% and 1.9% of the Company's cash and invested assets as of March 31, 2006 and December 31, 2005, respectively. Other invested assets include common stock, preferred stocks and limited partnership interests. The Company recorded an other-than-temporary writedown of $3.1 million and $1.3 million on its investments in limited partnerships due to losses in the underlying holdings during the first quarter of 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS

The following table displays the Company's contractual obligations that have materially changed since December 31, 2005 (in millions):

                                                              PAYMENT DUE BY PERIOD
                                         --------------------------------------------------------------
                                                  Less than
Contractual Obligations:                  Total     1 Year    1 - 3 Years   4 - 5 Years   After 5 Years
------------------------                 ------   ---------   -----------   -----------   -------------
   Short-term debt, including interest   $103.6     $103.6        $--           $--            $--
   Mortgage purchase commitments           10.8       10.8         --            --             --

The Company's insurance liabilities, including future policy benefits and interest-sensitive contract liabilities, represent future obligations, where the timing of payment is unknown because the payment depends on an insurable event, such as the death of an insured, or policyholder behavior, such as the surrender or lapse of a policy. These future obligations are established based primarily on actuarial principles and are reflected on the Company's condensed consolidated balance sheet, but have been excluded from the table above due to the uncertain timing of payment.

MORTALITY RISK MANAGEMENT

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in-force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 36 such cases of over-retained policies, for amounts averaging $2.6 million over the Company's normal retention limit. The largest amount over retained on any one life is $13.1 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended March 31, 2006 from that disclosed in the 2005 Annual Report.

NEW ACCOUNTING STANDARDS

Effective January 1, 2006, the Company prospectively adopted SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's condensed consolidated financial statements.

In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, "Embedded
Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option" ("Issue B38") and SFAS 133 Implementation Issue No. B39, "Embedded Derivatives:
Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor" ("Issue B39"). Issue B38 clarified that the potential settlement of a debtor's obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39, which must be adopted as of the first day of the first fiscal quarter beginning after December 15, 2005. Issues B38 and B39 were adopted by the Company during the first quarter of 2006 and did not have a material effect on the Company's condensed consolidated financial statements.

In May 2005, the FASB issued SFAS 154. The statement requires retrospective application to prior periods' financial statements for correction of errors or a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 was adopted by the Company during the first quarter of 2006 and did not have a material effect on the Company's condensed consolidated financial statements.

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

Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company's business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company's situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A Risk Factors of the 2005 Annual Report.

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one pending and one threatened arbitration related to its life reinsurance business. In addition, the Company has been joined in a suit filed against one of its ceding companies alleging wrongful denial of a life insurance claim. As of March 31, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $32.0 million, which is $27.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, "Discontinued Operations" in the Company's 2005 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2005 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of March 31, 2006, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

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

                                        Reinsurance Group of America,
                                        Incorporated


                                        By: /s/ A. Greig Woodring
                                            ------------------------------------
                                            A. Greig Woodring
                                            President & Chief Executive Officer
                                            (Principal Executive Officer)
                                            May 5, 2006


                                        By: /s/ Jack B. Lay
                                            ------------------------------------
                                            Jack B. Lay
                                            Executive Vice President & Chief
                                            Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)
                                            May 5, 2006

                                INDEX TO EXHIBITS

Exhibit
 Number   Description
-------   -----------
3.1       Restated Articles of Incorporation, incorporated by reference to
          Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

31.1 Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.