Form 10-Q
period 2006-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2006-08-04
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF JULY 31, 2006: 61,223,901
SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                         PART I - FINANCIAL INFORMATION

1    Financial Statements

     Condensed Consolidated Balance Sheets (Unaudited)
     June 30, 2006 and December 31, 2005                                      3

     Condensed Consolidated Statements of Income (Unaudited)
     Three and six months ended June 30, 2006 and 2005                        4

     Condensed Consolidated Statements of Cash Flows (Unaudited)
     Six months ended June 30, 2006 and 2005                                  5

     Notes to Condensed Consolidated Financial Statements (Unaudited)         6

2    Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                                   12

3    Quantitative and Qualitative Disclosures About Market Risk              32

4    Controls and Procedures                                                 32

                           PART II - OTHER INFORMATION

1    Legal Proceedings                                                       33

1A   Risk Factors                                                            33

2    Unregistered Sales of Equity Securities and Use of Proceeds             33

4    Submission of Matters to a Vote of Security Holders                     33

6    Exhibits                                                                33

     Signatures                                                              34

     Index to Exhibits                                                       35

          REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   June 30,    December 31,
                                                                                     2006          2005
                                                                                 -----------   ------------
                                                                                   (Dollars in thousands)
      ASSETS

Fixed maturity securities:
   Available-for-sale at fair value (amortized cost of $6,760,170 and
      $6,331,225 at June 30, 2006 and December 31, 2005, respectively)           $ 6,949,932   $ 6,874,243
Mortgage loans on real estate                                                        650,477       648,067
Policy loans                                                                         982,199       987,442
Funds withheld at interest                                                         3,767,898     3,459,943
Short-term investments                                                                27,421       126,296
Other invested assets                                                              1,056,668       235,464
                                                                                 -----------   -----------
      Total investments                                                           13,434,595    12,331,455
Cash and cash equivalents                                                            279,020       128,692
Accrued investment income                                                             81,367        62,498
Premiums receivable and other reinsurance balances                                   687,291       573,145
Reinsurance ceded receivables                                                        555,336       541,944
Deferred policy acquisition costs                                                  2,674,888     2,465,630
Other assets                                                                         104,170        90,502
                                                                                 -----------   -----------
      Total assets                                                               $17,816,667   $16,193,866
                                                                                 ===========   ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Future policy benefits                                                           $ 5,040,664   $ 4,693,454
Interest sensitive contract liabilities                                            5,806,953     5,503,528
Other policy claims and benefits                                                   1,665,071     1,529,298
Other reinsurance balances                                                           214,753       212,422
Deferred income taxes                                                                567,325       652,024
Other liabilities                                                                    344,721       117,101
Short-term debt                                                                       27,726       125,610
Long-term debt                                                                       674,536       674,392
Collateral finance facility                                                          850,272            --
Company-obligated mandatorily redeemable preferred securities of subsidiary
   trust holding solely junior subordinated debentures of the Company                158,625       158,553
                                                                                 -----------   -----------
      Total liabilities                                                           15,350,646    13,666,382
Commitments and contingent liabilities (See Note 5)
Stockholders' Equity:
   Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no
      shares issued or outstanding)                                                       --            --
   Common stock (par value $.01 per share; 140,000,000 shares authorized;
      63,128,273 shares issued at June 30, 2006 and December 31, 2005)                   631           631
   Warrants                                                                           66,915        66,915
   Additional paid-in-capital                                                      1,064,125     1,053,814
   Retained earnings                                                               1,169,910     1,048,215
   Accumulated other comprehensive income:
      Accumulated currency translation adjustment, net of income taxes               117,846        85,127
      Unrealized appreciation of securities, net of income taxes                     130,936       361,815
                                                                                 -----------   -----------
      Total stockholders' equity before treasury stock                             2,550,363     2,616,517
   Less treasury shares held of 1,940,109 and 2,052,316 at cost at
      June 30, 2006 and December 31, 2005, respectively                              (84,342)      (89,033)
                                                                                 -----------   -----------
      Total stockholders' equity                                                   2,466,021     2,527,484
                                                                                 -----------   -----------
      Total liabilities and stockholders' equity                                 $17,816,667   $16,193,866
                                                                                 ===========   ===========

                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three months ended        Six months ended
                                                                   June 30,                June 30,
                                                           -----------------------   -----------------------
                                                              2006         2005         2006         2005
                                                           ----------   ----------   ----------   ----------
                                                             (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                            $1,076,603   $  931,354   $2,069,045   $1,833,174
   Investment income, net of related expenses                 168,605      146,284      355,546      303,337
   Investment related gains (losses), net                      (5,314)      12,950       (4,682)      16,929
   Change in value of embedded derivatives                    (11,075)     (19,917)      (6,523)       2,644
   Other revenues                                              13,717       20,661       28,247       31,464
                                                           ----------   ----------   ----------   ----------
      Total revenues                                        1,242,536    1,091,332    2,441,633    2,187,548
BENEFITS AND EXPENSES:
   Claims and other policy benefits                           874,531      827,930    1,686,044    1,565,983
   Interest credited                                           44,732       38,615      106,261       93,668
   Policy acquisition costs and other insurance expenses      172,700      157,855      324,504      301,831
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                  (7,982)     (13,604)      (5,225)       2,104
   Other operating expenses                                    45,830       38,032       92,357       71,038
   Interest expense                                            15,014        9,895       31,781       19,780
   Collateral finance facility expense                            277           --          277           --
                                                           ----------   ----------   ----------   ----------
      Total benefits and expenses                           1,145,102    1,058,723    2,235,999    2,054,404
      Income from continuing operations before
         income taxes                                          97,434       32,609      205,634      133,144
   Provision for income taxes                                  33,645        7,449       71,265       40,720
                                                           ----------   ----------   ----------   ----------
      Income from continuing operations                        63,789       25,160      134,369       92,424
   Discontinued operations:
      Loss from discontinued accident and health
         operations, net of income taxes                         (158)      (3,343)      (1,668)      (4,050)
                                                           ----------   ----------   ----------   ----------
      Net income                                           $   63,631   $   21,817   $  132,701   $   88,374
                                                           ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE:
   Income from continuing operations                       $     1.04   $     0.40   $     2.20   $     1.48
   Discontinued operations                                       0.00        (0.05)       (0.03)       (0.07)
                                                           ----------   ----------   ----------   ----------
   Net income                                              $     1.04   $     0.35   $     2.17   $     1.41
                                                           ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE:
   Income from continuing operations                       $     1.02   $     0.39   $     2.14   $     1.45
   Discontinued operations                                      (0.01)       (0.05)       (0.02)       (0.06)
                                                           ----------   ----------   ----------   ----------
   Net income                                              $     1.01   $     0.34   $     2.12   $     1.39
                                                           ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE                               $     0.09   $     0.09   $     0.18   $     0.18
                                                           ==========   ==========   ==========   ==========

                See accompanying notes to condensed consolidated
                        financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Six months ended
                                                                                 June 30,
                                                                         -----------------------
                                                                            2006          2005
                                                                         -----------   ---------
                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   132,701   $  88,374
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                           (18,680)    (22,584)
         Premiums receivable and other reinsurance balances                  (91,410)    (72,993)
         Deferred policy acquisition costs                                  (152,112)   (156,899)
         Reinsurance ceded balances                                          (13,392)    (40,535)
         Future policy benefits, other policy claims and benefits, and
            other reinsurance balances                                       384,937     447,292
         Deferred income taxes                                                26,061      95,349
         Other assets and other liabilities, net                              58,886    (103,834)
      Amortization of net investment discounts and other                     (26,624)    (16,275)
      Investment related losses (gains), net                                   4,682     (16,929)
      Other, net                                                               2,870       1,919
                                                                         -----------   ---------
Net cash provided by operating activities                                    307,919     202,885

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of fixed maturity securities - available for sale                   879,617     816,369
   Maturities of fixed maturity securities - available for sale              133,734      72,295
   Purchases of fixed maturity securities - available for sale            (1,273,922)   (961,349)
   Cash invested in mortgage loans on real estate                            (46,189)    (28,496)
   Cash invested in policy loans                                              (8,579)     (8,294)
   Cash invested in funds withheld at interest                               (29,765)    (35,831)
   Principal payments on mortgage loans on real estate                        43,575       9,719
   Principal payments on policy loans                                         13,822      12,541
   Change in short-term investments and other invested assets               (725,033)    (23,042)
                                                                         -----------   ---------
Net cash used in investing activities                                     (1,012,740)   (146,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                                 (11,007)    (11,262)
   Principal payments on debt                                               (100,000)         --
   Exercise of stock options, net                                              2,933       4,913
   Net proceeds from collateral finance facility                             837,500          --
   Net increase in securitized lending activities                             76,508       6,309
   Excess deposits (payments) on universal life and other
      investment type policies and contracts                                  49,831     (47,402)
                                                                         -----------   ---------
Net cash provided by financing activities                                    855,765     (47,442)
Effect of exchange rate changes                                                 (616)     (2,339)
                                                                         -----------   ---------
Change in cash and cash equivalents                                          150,328       7,016
Cash and cash equivalents, beginning of period                               128,692     152,095
                                                                         -----------   ---------
Cash and cash equivalents, end of period                                 $   279,020   $ 159,111
                                                                         ===========   =========
Supplementary information:
   Cash paid for interest                                                $    33,334   $  19,256
   Cash paid (received) for income taxes, net of refunds                 $   (12,931)  $  77,805

                See accompanying notes to condensed consolidated
                       financial statements (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K ("2005 Annual Report") filed with the Securities and Exchange Commission on February 27, 2006.

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

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

                                                  THREE MONTHS ENDED    SIX MONTHS ENDED
                                                        JUNE 30,            JUNE 30,
                                                  ------------------   ------------------
                                                     2006      2005      2006       2005
                                                   -------   -------   --------   -------
Earnings:
   Income from continuing operations (numerator
      for basic and diluted calculations)          $63,789   $25,160   $134,369   $92,424
Shares:
   Weighted average outstanding shares
      (denominator for basic calculation)           61,185    62,628     61,162    62,591
   Equivalent shares from outstanding stock
      options                                        1,524     1,136      1,501     1,215
                                                   -------   -------   --------   -------
   Denominator for diluted calculation              62,709    63,764     62,663    63,806
Earnings per share:
   Basic                                           $  1.04   $  0.40   $   2.20   $  1.48
   Diluted                                         $  1.02   $  0.39   $   2.14   $  1.45
                                                   =======   =======   ========   =======

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and six month periods ended June 30, 2006, 0.4 million performance contingent shares were excluded from the calculation. For the three and six months ended June 30, 2005, approximately 0.3 million stock options and 0.3 million performance contingent shares were excluded from the calculation.

3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                          -----------------------------   -----------------------------
                                          JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                          -------------   -------------   -------------   -------------
Net income                                  $  63,631        $ 21,817       $ 132,701       $ 88,374
Accumulated other comprehensive
   income (expense), net of income tax:
   Unrealized gains (losses), net of
      reclassification adjustment for
      gains (losses) included in net
      income                                 (116,249)        178,605        (230,879)       144,755
   Foreign currency items                      34,756         (19,899)         32,719        (28,298)
                                            ---------        --------       ---------       --------
      Comprehensive income (loss)           $ (17,862)       $180,523       $ (65,459)      $204,831
                                            =========        ========       =========       ========

4.   SEGMENT INFORMATION

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2005 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets other than internally developed software. As of June 30, 2006, the carrying value of material internally developed software was approximately $16.1 million. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

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

                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                           -----------------------------   -----------------------------
                           JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                           -------------   -------------   -------------   -------------
TOTAL REVENUES
   U.S                       $  782,387      $  668,629      $1,547,939      $1,389,991
   Canada                       126,230         100,912         245,738         197,874
   Europe & South Africa        149,587         135,363         298,255         279,364
   Asia Pacific                 177,163         152,523         324,797         275,237
   Corporate & Other              7,169          33,905          24,904          45,082
                             ----------      ----------      ----------      ----------
      Total                  $1,242,536      $1,091,332      $2,441,633      $2,187,548
                             ==========      ==========      ==========      ==========

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                    -----------------------------   -----------------------------
                                    JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                    -------------   -------------   -------------   -------------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES
U.S.                                   $70,935         $27,262        $151,271        $ 95,758
Canada                                  11,074          10,797          19,505          26,459
Europe & South Africa                   17,269          (6,844)         32,066           7,669
Asia Pacific                             7,725          11,376          14,339          14,286
Corporate & Other                       (9,569)         (9,982)        (11,547)        (11,028)
                                       -------         -------        --------        --------
   Total                               $97,434         $32,609        $205,634        $133,144
                                       =======         =======        ========        ========

                                           TOTAL ASSETS
                                    --------------------------
                                      JUNE 30,    DECEMBER 31,
                                        2006          2005
                                    -----------   ------------
U.S.                                $11,539,289    $11,049,424
Canada                                2,087,110      1,954,612
Europe & South Africa                 1,098,996        956,453
Asia Pacific                            919,901        873,230
Corporate and Other                   2,171,371      1,360,147
                                    -----------    -----------
Total                               $17,816,667    $16,193,866
                                    ===========    ===========

5.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company has commitments to fund investments in limited partnerships in the amount of $46.6 million at June 30, 2006. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and are included in other invested assets in the condensed consolidated balance sheets.

The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one pending and one threatened arbitration related to its life reinsurance business. In addition, the Company has been joined in a suit filed against one of its ceding companies alleging wrongful denial of a life insurance claim. As of June 30, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $32.0 million, which is $27.9 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, "Discontinued Operations" in the Company's consolidated financial statements accompanying the 2005 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At June 30, 2006 and December 31, 2005, there were approximately $14.6 million and $17.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Worldwide Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2006 and December 31, 2005, $401.7 million and $439.8 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. Fees associated with the Company's other letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $252.7 million and $256.2 million as of June 30, 2006 and December 31, 2005, respectively, and are reflected on the Company's condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third party banks should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2006, RGA's exposure related to these guarantees was $184.6 million.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

6.   EMPLOYEE BENEFIT PLANS

     The components of net periodic benefit costs were as follows (dollars in thousands):

                                          FOR THE THREE MONTHS   FOR THE SIX MONTHS
                                             ENDED JUNE 30,        ENDED JUNE 30,
                                          --------------------   ------------------
                                              2006    2005         2006     2005
                                             -----   -----        ------   ------
NET PERIODIC PENSION BENEFIT COST:
   Service cost                              $ 423   $ 475        $1,037   $1,023
   Interest cost                               371     412           848      794
   Expected return on plan assets             (411)   (278)         (758)    (578)
   Amortization of prior service cost            6       6            15       15
   Amortization of prior actuarial loss         78     137           184      177
                                             -----   -----        ------   ------
Net periodic pension benefit cost            $ 467   $ 752        $1,326   $1,431
                                             =====   =====        ======   ======
NET PERIODIC OTHER BENEFITS COST:
   Service cost                              $ 180   $ 102        $  359   $  205
   Interest cost                               155      99           311      198
   Expected return on plan assets               --      --            --       --
   Amortization of prior service cost           --      --            --       --
   Amortization of prior actuarial loss         66      18           132       35
                                             -----   -----        ------   ------
Net periodic other benefits cost             $ 401   $ 219        $  802   $  438
                                             =====   =====        ======   ======

The Company made $3.8 million in pension contributions during the second quarter of 2006 and expects this to be the only contribution for the year.

7.   COLLATERAL FINANCE FACILITY

On June 28, 2006, RGA's subsidiary, Timberlake Financial, L.L.C. ("Timberlake Financial"), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company. Proceeds from the notes have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial and its assets with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II ("Timberlake Re"), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA's subsidiary, RGA Reinsurance Company, to Timberlake Re.

In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(r), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company's condensed financial statements. The Company's condensed consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company's condensed consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.

8.   EQUITY BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(r), "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) requires that the cost of all share-based transactions be recorded in the financial statements. The Company has been recording compensation cost for all equity-based grants or awards after January 1, 2003 consistent with the requirement of SFAS No. 123, as amended by SFAS 148. Equity compensation expense was $4.8 million and $1.7 million in the second quarter of 2006 and 2005, respectively, and $10.6 million and $3.5 million in the first six months of 2006 and 2005, respectively. The adoption of SFAS 123(r) increased compensation expense recorded in the first quarter of 2006 by approximately $1.7 million, primarily related to unvested options from the 2002 grants, which were previously reported under Accounting Principles Board Opinion No. 25, and the acceleration of compensation expense for certain retirement eligible employees. Compensation cost associated with grants issued to retirement eligible employees prior to January 1, 2006 continues to be recognized over the nominal vesting period. In the first quarter of 2006, the company granted 336,725 incentive stock options at $47.47 weighted average per share and 144,097 performance contingent units ("PCUs") to employees. Additionally, non-employee directors were awarded a total of 4,800 shares of common stock. The remainder of the increase in compensation expense related to an increase in estimated shares required to settle PCUs granted in 2004 and the incremental expense from stock options and PCUs granted during the first quarter of 2006. As of June 30, 2006, the total compensation cost of non-vested awards not yet recognized in the financial statements was $24.3 million with various recognition periods over the next five years. The effect of applying the provisions of SFAS 123(r) on a pro forma basis to the comparable 2005 period did not have material effect on net income or earnings per share.

9.   NEW ACCOUNTING STANDARDS

In June, 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the effect, if any, of FIN 48 on the Company's condensed consolidated financial statements.

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

The Company's profitability primarily depends on the volume and amount of death claims incurred and its ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of coverage the Company retains per life is $6 million. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.

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

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes increased $64.8 million, or 198.8%, and $72.5 million, or 54.4%, for the second quarter and first six months of 2006, respectively. These increases were primarily due to improved mortality results in the U.S. and Europe & South Africa segments, which experienced high claim levels in the comparable periods of 2005. These increases were offset in part by adverse mortality experience in Canada. Consolidated net premiums increased $145.2 million, or 15.6%, and $235.9 million, or 12.9% during the second quarter and first six months of 2006, respectively, due to growth in life reinsurance in force.

Consolidated investment income, net of related expenses, increased $22.3 million, or 15.3%, and $52.2 million, or 17.2%, during the second quarter and first six months of 2006, respectively, primarily due to a larger invested asset base. Invested assets as of June 30, 2006 totaled $13.4 billion, a 20.1% increase over June 30, 2005. The increase in invested assets is largely due to an $852.3 million increase in other invested assets related to the Company's collateral finance facility. While the Company's invested asset base has grown significantly since June 30, 2005, the average yield earned on investments, excluding funds withheld, decreased from 5.99% during the second quarter of 2005 to 5.72% for the second quarter of 2006. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of the underlying investments. Investment income and a portion of investment related gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The effective tax rate on a consolidated basis was 34.5% for the second quarter of 2006, compared to 22.8% for the prior-year period. The prior-year period effective tax rate included the utilization of tax loss carryforwards of $2.7 million, for which no prior financial statement benefit had been taken.

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

The Company is currently a party to various litigation and arbitrations. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or even to provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in a particular quarter or year. See Note 20, "Discontinued Operations" of the consolidated financial statements accompanying the 2005 Annual Report for more information.

Further discussion and analysis of the results for 2006 compared to 2005 are presented by segment. Certain prior-year period amounts have been reclassified to conform to the current-year presentation. Additionally, segment results for the prior-year period have been reclassified to conform to the economic capital process mentioned above. References to income before income taxes exclude the effects of discontinued operations.

U.S. OPERATIONS

U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

FOR THE THREE MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS)

                                                                             NON-TRADITIONAL
                                                                         -----------------------      TOTAL
                                                                           ASSET-     FINANCIAL       U.S.
                                                           TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                           -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                             $662,301     $  1,605      $   --       $663,906
   Investment income, net of related expenses                 74,657       48,424        (152)       122,929
   Investment related losses, net                             (2,506)      (2,511)         --         (5,017)
   Change in value of embedded derivatives                        --      (11,075)         --        (11,075)
   Other revenues                                                276        3,908       7,460         11,644
                                                            --------     --------      ------       --------
      Total revenues                                         734,728       40,351       7,308        782,387

BENEFITS AND EXPENSES:
   Claims and other policy benefits                          545,640          727          --        546,367
   Interest credited                                          11,796       31,930          --         43,726
   Policy acquisition costs and other insurance expenses     101,229       14,539       2,326        118,094
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives                --       (7,982)         --         (7,982)
   Other operating expenses                                    8,732        1,413       1,102         11,247
                                                            --------     --------      ------       --------
      Total benefits and expenses                            667,397       40,627       3,428        711,452
      Income (loss) before income taxes                     $ 67,331     $   (276)     $3,880       $ 70,935
                                                            ========     ========      ======       ========

FOR THE THREE MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS)

                                                                             NON-TRADITIONAL
                                                                         -----------------------      TOTAL
                                                                           ASSET-     FINANCIAL       U.S.
                                                           TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                           -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                             $574,695     $  1,117      $   --       $575,812
   Investment income, net of related expenses                 66,172       41,041          92        107,305
   Investment related losses, net                             (2,633)      (1,882)         (5)        (4,520)
   Change in value of embedded derivatives                        --      (19,917)         --        (19,917)
   Other revenues                                                145        2,797       7,007          9,949
                                                            --------     --------      ------       --------
      Total revenues                                         638,379       23,156       7,094        668,629

BENEFITS AND EXPENSES:
   Claims and other policy benefits                          497,019        4,933          --        501,952
   Interest credited                                          14,303       23,730          --         38,033
   Policy acquisition costs and other insurance expenses      87,817       12,437       2,113        102,367
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives                --      (13,604)         --        (13,604)
   Other operating expenses                                   10,038        1,236       1,345         12,619
                                                            --------     --------      ------       --------
      Total benefits and expenses                            609,177       28,732       3,458        641,367
      Income (loss) before income taxes                     $ 29,202     $ (5,576)     $3,636       $ 27,262
                                                            ========     ========      ======       ========

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (IN THOUSANDS)

                                                                             NON-TRADITIONAL
                                                                         -----------------------      TOTAL
                                                                           ASSET-     FINANCIAL       U.S.
                                                           TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                           -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                            $1,274,138    $  3,079      $    --     $1,277,217
   Investment income, net of related expenses                 145,699     119,321         (155)       264,865
   Investment related losses, net                              (3,735)     (5,844)          --         (9,579)
   Change in value of embedded derivatives                         --      (6,523)          --         (6,523)
   Other revenues                                                 (44)      7,197       14,806         21,959
                                                           ----------    --------      -------     ----------
      Total revenues                                        1,416,058     117,230       14,651      1,547,939

BENEFITS AND EXPENSES:
   Claims and other policy benefits                         1,053,786        (142)           1      1,053,645
   Interest credited                                           23,283      81,467           --        104,750
   Policy acquisition costs and other insurance expenses      183,401      30,934        4,660        218,995
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives                 --      (5,225)          --         (5,225)
   Other operating expenses                                    18,858       3,189        2,456         24,503
                                                           ----------    --------      -------     ----------
      Total benefits and expenses                           1,279,328     110,223        7,117      1,396,668
      Income before income taxes                           $  136,730    $  7,007      $ 7,534     $  151,271
                                                           ==========    ========      =======     ==========

FOR THE SIX MONTHS ENDED JUNE 30, 2005 (IN THOUSANDS)

                                                                             NON-TRADITIONAL
                                                                         -----------------------
                                                                           ASSET-     FINANCIAL       TOTAL
                                                           TRADITIONAL   INTENSIVE   REINSURANCE      U.S.
                                                           -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                            $1,141,489     $  2,341     $    --     $1,143,830
   Investment income, net of related expenses                 129,497       97,695         162        227,354
   Investment related gains (losses), net                      (3,664)       1,634          (7)        (2,037)
   Change in value of embedded derivatives                         --        2,644          --          2,644
   Other revenues                                                 711        3,844      13,645         18,200
                                                           ----------     --------     -------     ----------
      Total revenues                                        1,268,033      108,158      13,800      1,389,991

BENEFITS AND EXPENSES:
   Claims and other policy benefits                           980,281        3,249           2        983,532
   Interest credited                                           28,310       63,981          --         92,291
   Policy acquisition costs and other insurance expenses      161,455       26,124       4,074        191,653
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives                 --        2,104          --          2,104
   Other operating expenses                                    19,297        2,574       2,782         24,653
                                                           ----------     --------     -------     ----------
      Total benefits and expenses                           1,189,343       98,032       6,858      1,294,233
      Income before income taxes                           $   78,690     $ 10,126     $ 6,942     $   95,758
                                                           ==========     ========     =======     ==========

Income before income taxes for the U.S. operations segment totaled $70.9 million and $151.3 million for the second quarter and first six months of 2006, respectively, compared to $27.3 million and $95.8 million for the same periods in the prior year. This increase in income can be primarily attributed to growth in total business in force and improved mortality experience in the first half of 2006.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the second quarter and first six months of 2006, this sub-segment added $41.7 billion and $89.6 billion of new business, respectively, compared to $48.3 billion and $84.3 billion during the same period in 2005. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth.

Income before income taxes for U.S. Traditional reinsurance increased 130.6% and 73.8% for the second quarter and for the first six months of the 2006, respectively. Improved mortality experience in 2006 was the primary contributor to the overall growth in net income. Stronger premiums and higher investment income also contributed to the total increase in net income.

Net premiums for U.S. Traditional reinsurance totaled $662.3 and $1,274.1 for the second quarter and first six months of 2006. Comparable prior-year amounts were $574.7 and $1,141.5, respectively. The 11.6% increase in year to date net premiums was driven primarily by the growth of total U.S. business in force, which totaled just over $1.1 trillion as of June 30, 2006, a 9.2% increase over the amount in force as of June 30, 2005.

Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the second quarter of 2006, investment income in the segment totaled $74.7 million, a 12.8% increase over same prior-year period. Year to date 2006, investment income grew 12.5% over the first six months of 2005. This increase can be primarily attributed to growth in the invested asset base.

Mortality experience for the second quarter and the first six months of 2006 improved significantly over the same prior-year periods. Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 82.4% for the second quarter and 82.7% for the first six months of 2006. The loss ratios for the comparative prior periods were 86.5% and 85.9%, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the second quarter and first six months of 2006 totaled $11.8 million and $23.3 million, respectively, compared to $14.3 million and $28.3 million for the same periods in 2005. The decrease is primarily the result of one treaty in which the credited loan rate decreased from 5.7% in 2005 to 4.6% in 2006.

Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 15.3% for the second quarter of 2006 and 14.4% for the first six months of 2006. Comparable ratios for the second quarter and first six months of 2005 were 15.3% and 14.1% respectively. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Additionally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses, as a percentage of net premiums, were 1.3% for the second quarter of 2006 and 1.5% year to date. This is slightly lower than the 1.7% reported quarter to date and year to date in 2005, primarily due to the continued premium growth in this segment. The expense ratio can fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term.

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

In accordance with the provisions of SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" ("Issue B36"), the Company recorded a change in value of embedded derivatives of $(11.1) million and $(6.5) million within revenues for the second quarter and first six months of 2006 respectively and $(8.0) million and $(5.2) million of related deferred acquisition costs.

The Asset-Intensive sub-segment reported a loss before income taxes equal to $0.3 million for the second quarter of 2006 and income before income taxes of $7.0 million year to date. Compared to the prior year, income increased 95.1% over the second quarter, but decreased 30.8% from the first half of 2005. Investment related losses were the primary contributor to this decrease in income year over year. During the first half of 2006, the Company reported investment related losses of $(5.8) million relating to this segment compared to the $1.6 million of investment related gains recorded for the first half of 2005. The investment related losses were partially offset by higher interest rate spreads. Quarter over quarter, the 95.1% increase in income before income taxes is primarily the result of an increase in the fair value of embedded derivatives and strong fund performance in various annuity contracts.

Total revenues increased $17.2 million for the second quarter of 2006 and $9.1 million for the first six months of 2006. Contributing to this rise were an increase in investment income and an increase in the fair value of embedded derivatives. Investment income increased $7.4 and the fair value of embedded derivatives increased $8.8 million from the second quarter of 2005. Year to date, investment income is up $21.6 million; however, this is offset by the change in the embedded derivatives, which is down $9.2 million from same prior-year period. The increase in investment income is primarily related to higher investment income earned on the funds withheld assets, however it is almost entirely offset by an increase in interest credited. The fair value of embedded derivatives is tied primarily to the movement in interest rates and credit spreads; therefore the value may fluctuate significantly.

The average invested asset base supporting this segment grew from $3.7 billion in the second quarter of 2005 to $4.2 billion for the second quarter of 2006. The growth in the asset base is primarily driven by new business written on one existing annuity treaty. Invested assets outstanding as of June 30, 2006 were $4.3 billion, of which $2.7 billion were funds withheld at interest. Of the $2.7 billion of total funds withheld balance as of June 30, 2006, 89.1% of the balance is associated with one client.

Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, increased 41.4% from the second quarter of 2005 and 12.4% year to date. Interest credited increased $8.2 million and $17.5 million for the second quarter and first six months of 2006, however this increase is primarily offset by the increase in investment income. The change in the amortization of deferred acquisition costs relating to Issue B36 increased $5.6 million over second quarter 2005, but decreased $7.3 million year to date. As stated above, significant fluctuations may occur as the fair value of the derivatives is tied primarily to the movements in the interest rates and credit spreads affecting the underlying funds withheld investment portfolios.

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

Income before income taxes increased 6.7%, during the second quarter of 2006 and 8.5% for the first six months compared to the same periods in 2005. The increase in income primarily relates to several new transactions that were executed in late 2005.

At June 30, 2006 and 2005, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.84 billion and $1.77 billion respectively. The pre-tax statutory surplus includes all business assumed or brokered by the Company. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as group reinsurance and non-guaranteed critical illness products.

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
(in thousands)                                  JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                                -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                                    $ 97,120        $ 76,854        $191,522        $150,610
   Investment income, net of related expenses        25,998          22,372          51,303          44,909
   Investment related gains, net                      2,345           1,667           2,146           2,302
   Other revenues                                       767              19             767              53
                                                   --------        --------        --------        --------
      Total revenues                                126,230         100,912         245,738         197,874

BENEFITS AND EXPENSES:
   Claims and other policy benefits                  95,449          74,252         184,528         142,897
   Interest credited                                    207             252             412             609
   Policy acquisition costs and other
      insurance expenses                             15,769          11,992          33,589          20,830
   Other operating expenses                           3,731           3,619           7,704           7,079
                                                   --------        --------        --------        --------
      Total benefits and expenses                   115,156          90,115         226,233         171,415
      Income before income taxes                   $ 11,074        $ 10,797        $ 19,505        $ 26,459
                                                   ========        ========        ========        ========

Income before income taxes increased by $0.3 million or 2.6%, and decreased by $7.0 million or 26.3%, in the second quarter and first six months of 2006, respectively. A stronger Canadian dollar resulted in an increase in income before income taxes of $1.1 million and $1.9 million in the second quarter and first six months of 2006, respectively, as compared to 2005. Results in 2006 reflect unfavorable mortality experience versus favorable mortality experience in 2005.

Net premiums increased by $20.3 million, or 26.4%, and $40.9 million or 27.2% for the second quarter and first six months of 2006, respectively. The increases are primarily due to new business from new and existing treaties. Approximately $6.3 million of the premium increase in the second quarter, and $13.7 million in the first six months of 2006, represents the effect of two inforce creditor treaties which were executed in late 2005. In addition, a stronger Canadian dollar resulted in an increase in net premiums of $9.4 million and $14.9 million in the second quarter and first six months of 2006, respectively, as compared to 2005. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $3.6 million, or 16.2%, and $6.4 million, or 14.2%, in the second quarter and first six months of 2006, respectively. A stronger Canadian dollar resulted in an increase in net investment income of $2.3 million and $3.9 million in the second quarter and first six months of 2006, respectively. Investment income represents an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.

Loss ratios for this segment were 98.3% and 96.3% in the second quarter and first six months of 2006, respectively, compared to 96.6% and 94.9% in the comparable prior-year periods. Excluding creditor business, the loss ratios for this segment were 106.3% and 104.0% in the second quarter and first six months of 2006, respectively, compared to

98.4% and 96.4% in the comparable prior-year periods. The higher loss ratios in 2006 are primarily due to unfavorable mortality experience compared to the prior year, as well as the strengthening of the Canadian dollar. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than the historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 77.5% and 76.0% in the second quarter and first six months of 2006, respectively, compared to 74.8% and 73.1% in the comparable prior-year periods. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 16.2% and 17.5% in the second quarter and first six months of 2006, respectively, compared to 15.6% and 13.8% in the comparable prior-year periods. Excluding the impact of the stronger Canadian dollar and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.2% and 13.3% in the second quarter and first six months of 2006, respectively, compared to 14.8% and 13.0% in the comparable prior-year periods. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies may vary.

Other operating expenses increased $0.1 million, or 3.1%, and $0.6 million or 8.8% in the second quarter and first six months of 2006, respectively. The increase in expenses is primarily due to the strengthening of the Canadian dollar. Other operating expenses as a percentage of net premiums totaled 3.8% and 4.0% in the second quarter and first six months of 2006, respectively, compared to 4.7% in each of the comparable prior-year periods.

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

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
(in thousands)                                  JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                                -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                                   $146,073        $132,972        $291,224        $274,330
   Investment income, net of related expenses        3,873           2,502           7,265           5,030
   Investment related losses, net                     (181)           (180)           (147)           (166)
   Other revenues                                     (178)             69             (87)            170
                                                  --------        --------        --------        --------
      Total revenues                               149,587         135,363         298,255         279,364

BENEFITS AND EXPENSES:
   Claims and other policy benefits                101,034         112,117         206,680         208,449
   Interest credited                                   156             190             346             553
   Policy acquisition costs and other
      insurance expenses                            21,821          22,782          41,078          49,915
   Other operating expenses                          9,307           7,118          18,085          12,778
                                                  --------        --------        --------        --------
      Total benefits and expenses                  132,318         142,207         266,189         271,695
      Income (loss) before income taxes           $ 17,269        $ (6,844)       $ 32,066        $  7,669
                                                  ========        ========        ========        ========

Income before income taxes was $17.3 million during the second quarter of 2006 as compared to a loss before income taxes of $6.8 million during the second quarter of 2005, and $32.1 million for the first six months of 2006 as compared to $7.7 million for the first six months of 2005. The increase for the second quarter and first six months of 2006 was primarily the result of favorable mortality experience in 2006 compared with adverse mortality experience in 2005 in the UK market. The increases in income before income taxes were partially offset due to adverse foreign currency exchange fluctuations totaling approximately $0.3 million and $1.5 million during the second quarter and first six months of 2006, respectively.

Net premiums increased $13.1 million, or 9.9%, during the second quarter compared to the same period last year, and increased $16.9 million or 6.2% during the six months ended June 30, 2006 compared to the same period last year. This increase was primarily the result of new business from both existing and new treaties. Several foreign currencies, particularly the British pound, the euro, and the South African rand weakened against the U.S. dollar and adversely affected net premiums by approximately $1.8 million and $11.5 million for the second quarter and first six months of 2006, respectively. A significant portion of the net premiums were due to reinsurance of accelerated critical illness, primarily in the UK. Net premiums earned during the second quarter and first six months associated with critical illness coverage totaled $52.4 million and $101.6 million, respectively, compared to $49.3 million and $100.2 million in the prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Investment income increased $1.4 million for the second quarter compared to the same period in 2005 and increased $2.2 million for the six months ended June 30, 2006 compared to the same period in 2005. This increase was primarily due to an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios decreased from 84.3% for the second quarter of 2005 to 69.2% for the second quarter of 2006, and from 76.0% for the six months ended June 30, 2005 to 71.0% for the six months ended June 30, 2006. As mentioned above, favorable mortality experience in the UK market contributed to the decrease in the loss ratio. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.9% in the second quarter of 2006 compared to 17.1% in the second quarter of 2005, and 14.1% for the six months ended June 30, 2006 compared to 18.2% for the six months ended June 30, 2005. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses for the quarter increased from 5.4% of net premiums in 2005 to 6.4% in 2006, and for the first six months it increased from 4.7% to 6.2%. This increase was due to higher costs associated with maintaining and supporting the increase in business over the past several years. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.

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

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
(in thousands)                                  JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                                -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                                   $168,852         $145,018       $308,065         $263,226
   Investment income, net of related expenses        6,822            5,269         13,318           10,009
   Investment related gains (losses), net              (92)             101            (77)              54
   Other revenues                                    1,581            2,135          3,491            1,948
                                                  --------         --------       --------         --------
      Total revenues                               177,163          152,523        324,797          275,237

BENEFITS AND EXPENSES:
   Claims and other policy benefits                131,866          110,617        242,222          201,277
   Policy acquisition costs and other
      insurance expenses                            27,567           23,371         49,572           47,841
   Other operating expenses                         10,005            7,159         18,664           11,833
                                                  --------         --------       --------         --------
      Total benefits and expenses                  169,438          141,147        310,458          260,951
      Income before income taxes                  $  7,725         $ 11,376       $ 14,339         $ 14,286
                                                  ========         ========       ========         ========

Income before income taxes decreased $3.7 million, or 32.1%, during the second quarter of 2006, but remained relatively consistent for the six months ended June 30, 2006, as compared to the same periods in 2005. The decrease in income before income taxes for the second quarter of 2006 was primarily the result of a higher claims level in the New Zealand market. Strong premium growth, particularly in Australia, Japan and Korea, and favorable overall results in certain markets, primarily Australia and Japan, partially offset the increased claims in New Zealand. Adverse foreign currency exchange fluctuations resulted in a decrease in income before income taxes totaling approximately $0.3 million and $1.0 million during the second quarter and first six months of 2006, respectively.

Net premiums grew $23.8 million, or 16.4%, during the current quarter, and $44.8 million, or 17.0%, for the six months ended June 30, 2006, as compared to the same periods in 2005. This premium growth was primarily the result of continued increases in the volume of business in Australia, Japan and Korea. Due to continued growth in its group business, premiums in Australia increased by $9.4 million in the second quarter of 2006, and $15.1 million for the six months ended June 30, 2006, as compared to the same periods in 2005. Japan premium increased by $7.8 million in the second quarter of 2006, and $12.1 million for the six months ended June 30, 2006, as compared to the same periods in 2005, primarily due to the growth of four significant clients. Korea's premium increased by $9.1 million in the second quarter of 2006, and $18.5 million for the six months ended June 30, 2006 as compared to the same periods in 2005, primarily due to the growth in business with three significant clients. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.

A portion of the premiums for the segment during each period presented is due to reinsurance of critical illness as a stand alone benefit, or as an accelerated benefit on a life insurance policy. This coverage provides a benefit in the event of a death from, or the diagnosis of, a defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in Australia and Korea. Premiums earned from this coverage totaled $23.2 million and $34.9 million during the second quarter and first six months of 2006, respectively, compared to $19.9 million and $37.0 million during the second quarter and first six months of 2005, respectively.

Foreign currencies in certain significant markets, particularly the Australian dollar and the Japanese Yen, began to weaken against the U.S. dollar during 2006. The overall effect of changes in local Asia Pacific segment currencies was a decrease in net premiums of approximately $3.0 million in the second quarter of 2006 and a decrease of approximately $8.8 million in net premiums for the six months ended June 30, 2006, as compared to the same periods in 2005.

Net investment income increased $1.5 million in the current quarter compared to the prior-year quarter, and $3.3 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. This increase was primarily due to growth in the invested assets in Australia, along with an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues decreased by $0.5 million for the second quarter of 2006, as compared to the same period in 2005, but increased by $1.5 million for the six months ended June 30, 2006, as compared to the same period in 2005. The primary source of other revenues during 2006 has been fees from three financial reinsurance treaties in the Japan market. Other revenue in the second quarter of 2005 includes the effect of the recapture of a significant client treaty in Hong Kong.

Loss ratios were 78.1% and 76.3% for the second quarter of 2006 and 2005, respectively, and 78.6% and 76.5% for the six months ended June 30, 2006 and June 30, 2005, respectively. The increased loss ratio for the second quarter was due to adverse experience in New Zealand's disability income products in 2006. Also contributing to the loss ratio increase for the six month period was adverse mortality experience in Korea during the first quarter of 2006. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 16.3% during the second quarter of 2006, which is relatively consistent with the 16.1% ratio for the second quarter of 2005. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 16.1% during the six months ended June 30, 2006, as compared to an 18.2% ratio for the six months ended June 30, 2005. The ratio for the first six months of 2005 was affected by increased amortization of deferred policy acquisition costs associated with the recapture of a significant treaty in Hong Kong in the first quarter of 2005.

Other operating expenses increased to 5.9% of net premiums in the current quarter, and 6.1% of net premiums for the six months ended June 30, 2006, from 4.9% and 4.5% in the comparable prior-year periods. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

CORPORATE AND OTHER OPERATIONS

Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other Operations includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off, and an insignificant amount of direct insurance operations in Argentina.

                                                  FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                -----------------------------   -----------------------------
(in thousands)                                  JUNE 30, 2006   JUNE 30, 2005   JUNE 30, 2006   JUNE 30, 2005
                                                -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                                   $    652         $   698        $  1,017        $  1,178
   Investment income, net of related expenses        8,983           8,836          18,795          16,035
   Investment related gains (losses), net           (2,369)         15,882           2,975          16,776
   Other revenues                                      (97)          8,489           2,117          11,093
                                                  --------         -------        --------        --------
      Total revenues                                 7,169          33,905          24,904          45,082

BENEFITS AND EXPENSES:
   Claims and other policy benefits                   (185)         28,992          (1,031)         29,828
   Interest credited                                   643             140             753             215
   Policy acquisition costs and other
      insurance expenses                           (10,551)         (2,657)        (18,730)         (8,408)
   Other operating expenses                         11,540           7,517          23,401          14,695
   Interest expense                                 15,014           9,895          31,781          19,780
   Collateral finance facility expense                 277              --             277              --
                                                  --------         -------        --------        --------
      Total benefits and expenses                   16,738          43,887          36,451          56,110
      Loss before income taxes                    $ (9,569)        $(9,982)       $(11,547)       $(11,028)
                                                  ========         =======        ========        ========

Loss before income taxes decreased $0.4 million and increased $0.5 during the three and six month periods ended June 30, 2006, respectively. These variances are the net result of reduced claims and other policy benefits, offset by increased interest expense and operating expenses and a reduction in investment related gains. Investment income and investment related gains are the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes. The reduction in other revenues was attributable primarily to less favorable foreign currency adjustments. The reduction in claims and other policy benefits was due to a $24.0 million increase in the reserves associated with the reinsurance of Argentine pension accounts during the second quarter of 2005. The increase in interest expense is due to the issuance of $400 million in Junior Subordinated Debentures in the fourth quarter of 2005. The increase in operating expenses is largely due to additional expense related to equity based compensation plans.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $0.2 million for the second quarter of 2006 compared to a loss, net of taxes, of $3.3 million for the second quarter of 2005. As of June 30, 2006, amounts in dispute or subject to audit exceed the Company's reserves by approximately $23.8 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

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

Cash Flows

The Company's net cash flows provided by operating activities for the periods ended June 30, 2006 and 2005 were $307.9 million and $202.9 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $105.0 million net increase in operating cash flows during the six months of 2006 compared to the same period in 2005 was primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, acquisition costs, income taxes and other operating expenses. Cash from premiums and investment income increased $217.4 million and $56.1 million, respectively, and was offset by higher operating cash outlays of $168.5 million during the current six month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short and long-term obligations.

Net cash used in investing activities was $1.0 billion and $146.1 million in the first six months of 2006 and the comparable prior-year period, respectively. This change is primarily due to the increase in other invested assets, which includes $852.3 million of restricted cash and cash equivalents, related to the Company's collateral finance facility. The sales and purchases of fixed maturity securities, are primarily related to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash provided by financing activities was $855.8 million in the first six months of 2006 and net cash used in financing activities was $47.4 million in the same period of 2005. This change was due to the proceeds from the Company's collateral finance facility and an increase in securitized lending activities partially offset by $100.0 million principal payments on debt. Also contributing to the change were excess deposits from universal life and other investment type policies and contracts of $49.8 million during the current period compared to net withdrawals of $47.4 million in 2005.

Debt and Preferred Securities

As of June 30, 2006, the Company had $702.3 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $600.0 million that expires in September 2010. The overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Company may borrow up to $300.0 million of cash under the facility. As of June 30, 2006 the Company's outstanding cash balance was $50.0 million under this credit facility, with an average interest rate of 5.64%. The Company's other credit facilities consist of a L15.0 million credit facility that expires in May 2007 and an Australian $50.0 million credit facility that expires in June 2011. The Company's foreign denominated credit facilities had a combined outstanding balance of $53.7 million as of June 30, 2006.

The average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.59%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.

Collateral Finance Facility

On June 28, 2006, RGA's subsidiary, Timberlake Financial, L.L.C. ("Timberlake Financial"), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company. Proceeds from the notes have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial and its assets with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II ("Timberlake Re"), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA's subsidiary, RGA Reinsurance Company, to Timberlake Re.

In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46(r), "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51," Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company's condensed financial statements. The Company's condensed consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company's condensed consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.

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

The Company's liquidity position (cash and cash equivalents and short-term investments) was $306.4 million and $255.0 million at June 30, 2006 and December 31, 2005, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to help manage its short-term liquidity requirements. These transactions are reported as securitized lending obligations within other liabilities. There were $76.5 million of these agreements outstanding at June 30, 2006 and there were no agreements outstanding at December 31, 2005.

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

INVESTMENTS

The Company had total cash and invested assets of $13.7 billion and $11.3 billion at June 30, 2006 and 2005, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA's Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.72% during the second quarter of 2006, compared with 5.99% for the second quarter of 2005. See "Note 5 - Investments" in the Notes to Consolidated Financial Statements of the 2005 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of June 30, 2006, approximately 96.8% of the Company's consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 57.8% of fixed maturity securities as of June 30, 2006 and had an average Standard and Poor's ("S&P") rating of "A-".

Within the fixed maturity security portfolio, the Company holds approximately $137.2 million in asset-backed securities at June 30, 2006, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $0.2 million in other-than-temporary write-downs on fixed maturity securities for the six months ending June 30, 2006. The Company did not record other-than-temporary write-downs on fixed maturity securities for the six months ending June 30, 2005. During the six months ended June 30, 2006, the Company sold fixed maturity securities with a fair value of $472.1 million, which were below amortized cost, at a loss of $17.3 million.

The following table presents the total gross unrealized losses for 1,366 fixed maturity securities and equity securities as of June 30, 2006, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                               AT JUNE 30, 2006
                                        -----------------------------
                                        Gross Unrealized
                                             Losses        % of Total
                                        ----------------   ----------
Less than 20%                               $181,240         100.0%
20% or more for less than six months              --            --
20% or more for six months or greater             --            --
                                            --------         -----
   Total                                    $181,240         100.0%
                                            ========         =====

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables present the estimated fair values and gross unrealized losses for the 1,366 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2006. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                           AS OF JUNE 30, 2006
                                           -----------------------------------------------------------------------------------
                                                                       EQUAL TO OR GREATER THAN
                                             LESS THAN 12 MONTHS              12 MONTHS                       TOTAL
                                           -----------------------   ---------------------------   ---------------------------
                                                           Gross                         Gross                         Gross
                                            Estimated   Unrealized   Estimated Fair   Unrealized   Estimated Fair   Unrealized
(in thousands)                             Fair Value      Loss           Value          Loss          Value           Loss
                                           ----------   ----------   --------------   ----------   --------------   ----------
INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL               $1,044,948    $ 47,523       $104,437        $ 6,173      $1,149,385      $ 53,696
   PUBLIC UTILITIES                           393,914      19,765         10,215            604         404,129        20,369
   ASSET-BACKED SECURITIES                     72,966       1,927         19,726            641          92,692         2,568
   CANADIAN AND CANADIAN PROVINCIAL
      GOVERNMENTS                             129,679       8,720         14,753            314         144,432         9,034
   MORTGAGE-BACKED SECURITIES               1,057,637      36,270        202,663          9,734       1,260,300        46,004
   FINANCE                                    808,312      25,415         82,704          4,593         891,016        30,008
   U.S. GOVERNMENT AND AGENCIES                39,755         552            672             33          40,427           585
   STATE AND POLITICAL SUBDIVISIONS            39,539       2,603             --             --          39,539         2,603
   FOREIGN GOVERNMENTS                        185,835       3,239          3,218             59         189,053         3,298
                                           ----------    --------       --------        -------      ----------      --------
      INVESTMENT GRADE SECURITIES           3,772,585     146,014        438,388         22,151       4,210,973       168,165
                                           ----------    --------       --------        -------      ----------      --------
NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                  113,872       4,978          1,966             74         115,838         5,052
   FINANCE                                      3,625         277          1,939            101           5,564           378
   ASSET-BACKED SECURITIES                      3,277          22             --             --           3,277            22
   PUBLIC UTILITIES                            32,355       1,005             --             --          32,355         1,005
                                           ----------    --------       --------        -------      ----------      --------
      NON-INVESTMENT GRADE SECURITIES         153,129       6,282          3,905            175         157,034         6,457
                                           ----------    --------       --------        -------      ----------      --------
         TOTAL FIXED MATURITY SECURITIES   $3,925,714    $152,296       $442,293        $22,326      $4,368,007      $174,622
                                           ==========    ========       ========        =======      ==========      ========
         EQUITY SECURITIES                 $   92,292    $  4,528       $ 30,738        $ 2,090      $  123,030      $  6,618
                                           ==========    ========       ========        =======      ==========      ========

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of June 30, 2006. The unrealized losses did not exceed 17.6% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of June 30, 2006.

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

Funds withheld at interest comprised approximately 27.5% and 27.8% of the Company's cash and invested assets as of June 30, 2006 and December 31, 2005, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company's condensed consolidated balance sheet. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

Other invested assets represented approximately 7.7% and 1.9% of the Company's cash and invested assets as of June 30, 2006 and December 31, 2005, respectively. Other invested assets include common stock, preferred stocks, restricted cash and cash equivalents and limited partnership interests. The increase in other invested assets from December 31, 2005 was primarily due to the inclusion of $852.3 million of restricted cash and cash equivalents related to the Company's collateral finance facility at June 30, 2006. The Company did not record an other-than-temporary write-down on its investments in limited partnerships in the second quarter of 2006 or 2005. The Company recorded other-than-temporary writedowns of $3.1 million and $1.3 million on its investments in limited partnerships during the six months ended June 30, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS

The following table displays the Company's contractual obligations that have materially changed since December 31, 2005 (in millions):

                                                               PAYMENT DUE BY PERIOD
                                         -----------------------------------------------------------------
                                                    Less than
Contractual Obligations:                   Total      1 Year    1 - 3 Years   4 - 5 Years    After 5 Years
------------------------                 --------   ---------   -----------   -----------   --------------
Short-term debt, including interest      $   29.0     $ 29.0       $  --         $  --         $     --
Collateral finance facility, including
   interest                               1,333.3       48.5        97.3          96.9          1,090.6
Life claims payable                         931.1      931.1          --            --               --
Operating leases                             33.4        6.2         9.4           6.5             11.3
Limited partnerships                         46.6       46.6          --            --               --
Mortgage purchase commitments                31.2       31.2          --            --               --
                                         --------     ------       -----         -----         --------

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

MORTALITY RISK MANAGEMENT

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in-force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 29 such cases of over-retained policies, for amounts averaging $3.1 million over the Company's normal retention limit. The largest amount over retained on any one life is $13.1 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended June 30, 2006 from that disclosed in the 2005 Annual Report.

NEW ACCOUNTING STANDARDS

In June, 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the effect, if any, of FIN 48 on the Company's condensed consolidated financial statements.

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers' compensation carve-out business. The Company is also party to one pending and one threatened arbitration related to its life reinsurance business. In addition, the Company has been joined in a suit filed against one of its ceding companies alleging wrongful denial of a life insurance claim. As of June 30, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $32.0 million, which is $27.9 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, "Discontinued Operations" in the Company's 2005 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2005 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of June 30, 2006, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on May 24, 2006. At the Annual Meeting, the following proposal was voted upon by the shareholders as indicated below:

Election of the following Directors:

DIRECTORS               VOTED FOR     WITHHELD
---------               ----------   ----------
Stuart I. Greenbaum     54,431,121    1,050,670
Leland C. Launer, Jr.   43,888,273   11,593,518
Georgette A. Piligian   43,825,198   11,656,593

ITEM 6. EXHIBITS

See index to exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Reinsurance Group of America, Incorporated


                                    By: /s/ A. Greig Woodring     August 4, 2006
                                        ----------------------------------------
                                        A. Greig Woodring
                                        President & Chief Executive Officer
                                        (Principal Executive Officer)


                                    By: /s/ Jack B. Lay           August 4, 2006
                                        ----------------------------------------
                                        Jack B. Lay
                                        Executive Vice President & Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
Number    Description
-------   -----------
3.1       Restated Articles of Incorporation, incorporated by reference to
          Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2 Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

10.1 Amendment No.2 dated as of June 22, 2006 to Credit Agreement dated as of September 29, 2005 among RGA and certain subsidiaries, as Account
          Parties, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent; Bank of
          America, N.A., as Syndication Agent; and KeyBank National Association,
          Wachovia Bank, National Association, and Deutsche Bank, AG New York
          Branch, as Co-Documentation Agents.

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