Form 10-Q
period 2006-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2006-11-06
CIK 898174

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

                                 (636) 736-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

COMMON STOCK OUTSTANDING ($.01 PAR VALUE) AS OF OCTOBER 31, 2006: 61,374,951 SHARES.

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
                         PART I - FINANCIAL INFORMATION

1  Financial Statements

   Condensed Consolidated Balance Sheets (Unaudited) September 30, 2006
   and December 31, 2005                                                      3

   Condensed Consolidated Statements of Income (Unaudited) Three and
   nine months ended September 30, 2006 and 2005                              4

   Condensed Consolidated Statements of Cash Flows (Unaudited) Nine
   months ended September 30, 2006 and 2005                                   5

   Notes to Condensed Consolidated Financial Statements (Unaudited)           6

2  Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                     13

3  Quantitative and Qualitative Disclosures About Market Risk                35

4  Controls and Procedures                                                   35

                           PART II - OTHER INFORMATION

1  Legal Proceedings                                                         35

1A Risk Factors                                                              35

2  Unregistered Sales of Equity Securities and Use of Proceeds               36

6  Exhibits                                                                  36

   Signatures                                                                37

   Index to Exhibits                                                         38

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                          September 30,   December 31,
                                                               2006           2005
                                                          -------------   ------------
                                                             (Dollars in thousands)
   ASSETS
Fixed maturity securities:
   Available-for-sale at fair value (amortized cost of
      $7,740,919 and $6,331,225 at September 30, 2006
      and December 31, 2005, respectively)                 $ 8,290,196     $ 6,874,243
Mortgage loans on real estate                                  669,929         648,067
Policy loans                                                   964,284         987,442
Funds withheld at interest                                   3,912,715       3,459,943
Short-term investments                                          49,332         126,296
Other invested assets                                          220,259         235,464
                                                           -----------     -----------
      Total investments                                     14,106,715      12,331,455
Cash and cash equivalents                                      244,584         128,692
Accrued investment income                                      102,810          62,498
Premiums receivable and other reinsurance balances             632,164         573,145
Reinsurance ceded receivables                                  551,833         541,944
Deferred policy acquisition costs                            2,720,872       2,465,630
Other assets                                                   119,269          90,502
                                                           -----------     -----------
      Total assets                                         $18,478,247     $16,193,866
                                                           ===========     ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Future policy benefits                                     $ 5,172,689     $ 4,693,454
Interest sensitive contract liabilities                      5,954,196       5,503,528
Other policy claims and benefits                             1,685,678       1,529,298
Other reinsurance balances                                     130,948         212,422
Deferred income taxes                                          763,236         652,024
Other liabilities                                              284,778         117,101
Short-term debt                                                 28,085         125,610
Long-term debt                                                 674,666         674,392
Collateral finance facility                                    850,265              --
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Company                      158,663         158,553
                                                           -----------     -----------
      Total liabilities                                     15,703,204      13,666,382
Commitments and contingent liabilities (See Note 5)

Stockholders' Equity:
   Preferred stock (par value $.01 per share;
      10,000,000 shares authorized; no shares issued or
      outstanding)                                                  --              --
   Common stock (par value $.01 per share; 140,000,000
      shares authorized; 63,128,273 shares issued at
      September 30, 2006 and December 31, 2005)                    631             631
   Warrants                                                     66,915          66,915
   Additional paid-in-capital                                1,065,306       1,053,814
   Retained earnings                                         1,238,434       1,048,215
   Accumulated other comprehensive income:
      Accumulated currency translation adjustment, net
         of income taxes                                       116,344          85,127
      Unrealized appreciation of securities, net of
         income taxes                                          363,996         361,815
                                                           -----------     -----------
      Total stockholders' equity before treasury stock       2,851,626       2,616,517
   Less treasury shares held of 1,761,365 and 2,052,316
      at cost at September 30, 2006 and December 31,
      2005, respectively                                       (76,583)        (89,033)
                                                           -----------     -----------
      Total stockholders' equity                             2,775,043       2,527,484
                                                           -----------     -----------
      Total liabilities and stockholders' equity           $18,478,247     $16,193,866
                                                           ===========     ===========

      See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three months ended        Nine months ended
                                                                September 30,             September 30,
                                                           -----------------------   -----------------------
                                                              2006         2005         2006         2005
                                                           ----------   ----------   ----------   ----------
                                                             (Dollars in thousands, except per share data)
REVENUES:
   Net premiums                                            $1,076,191   $  973,532   $3,145,236   $2,806,706
   Investment income, net of related expenses                 183,357      166,456      538,903      469,793
   Investment related gains (losses), net                        (125)       2,659       (4,807)      19,588
   Change in value of embedded derivatives                      4,272        3,536       (2,251)       6,180
   Other revenues                                              18,788       12,234       47,035       43,698
                                                           ----------   ----------   ----------   ----------
      Total revenues                                        1,282,483    1,158,417    3,724,116    3,345,965

BENEFITS AND EXPENSES:
   Claims and other policy benefits                           846,908      774,336    2,532,952    2,340,319
   Interest credited                                           43,582       59,919      149,843      153,587
   Policy acquisition costs and other insurance expenses      188,731      158,698      513,235      460,529
   Change in deferred acquisition costs associated with
      change in value of embedded derivatives                   2,886        3,858       (2,339)       5,962
   Other operating expenses                                    54,568       37,992      146,925      109,030
   Interest expense                                            15,103       10,052       46,884       29,832
   Collateral finance facility expense                         13,136           --       13,413           --
                                                           ----------   ----------   ----------   ----------
      Total benefits and expenses                           1,164,914    1,044,855    3,400,913    3,099,259
      Income from continuing operations before
         income taxes                                         117,569      113,562      323,203      246,706
   Provision for income taxes                                  41,995       40,043      113,260       80,763
                                                           ----------   ----------   ----------   ----------
      Income from continuing operations                        75,574       73,519      209,943      165,943

   Discontinued operations:
      Loss from discontinued accident and health
         operations, net of income taxes                       (1,539)      (5,890)      (3,207)      (9,940)
                                                           ----------   ----------   ----------   ----------
      Net income                                           $   74,035   $   67,629   $  206,736   $  156,003
                                                           ==========   ==========   ==========   ==========
BASIC EARNINGS PER SHARE:
   Income from continuing operations                       $     1.23   $     1.17   $     3.43   $     2.65
   Discontinued operations                                      (0.02)       (0.09)       (0.05)       (0.16)
                                                           ----------   ----------   ----------   ----------
   Net income                                              $     1.21   $     1.08   $     3.38   $     2.49
                                                           ==========   ==========   ==========   ==========
DILUTED EARNINGS PER SHARE:
   Income from continuing operations                       $     1.20   $     1.15   $     3.34   $     2.60
   Discontinued operations                                      (0.03)       (0.09)       (0.05)       (0.15)
                                                           ----------   ----------   ----------   ----------
   Net income                                              $     1.17   $     1.06   $     3.29   $     2.45
                                                           ==========   ==========   ==========   ==========
DIVIDENDS DECLARED PER SHARE                               $     0.09   $     0.09   $     0.27   $     0.27
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

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months ended
                                                                               September 30,
                                                                         -------------------------
                                                                             2006          2005
                                                                         -----------   -----------
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   206,736   $   156,003
   Adjustments to reconcile net income to net cash provided by operating activities:
      Change in:
         Accrued investment income                                           (40,120)      (38,872)
         Premiums receivable and other reinsurance balances                  (37,955)      (14,789)
         Deferred policy acquisition costs                                  (197,550)     (259,075)
         Reinsurance ceded balances                                           (9,889)      (76,343)
         Future policy benefits, other policy claims and benefits, and
            other reinsurance balances                                       455,242       538,515
         Deferred income taxes                                                97,806        23,129
         Other assets and other liabilities, net                              48,957       (13,867)
      Amortization of net investment discounts and other                     (40,525)      (29,560)
      Investment related losses (gains), net                                   4,807       (19,597)
      Other, net                                                               2,991         5,633
                                                                         -----------   -----------
Net cash provided by operating activities                                    490,500       271,177

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of fixed maturity securities - available for sale                 1,216,753     1,176,186
   Maturities of fixed maturity securities - available for sale               78,042        41,346
   Purchases of fixed maturity securities - available for sale            (2,604,214)   (1,483,955)
   Cash invested in mortgage loans on real estate                            (73,567)      (47,280)
   Cash invested in policy loans                                              (8,581)       (8,294)
   Cash invested in funds withheld at interest                               (43,871)      (65,211)
   Principal payments on mortgage loans on real estate                        51,543        22,093
   Principal payments on policy loans                                         31,739        31,582
   Change in short-term investments and other invested assets                 96,421       (29,087)
                                                                         -----------   -----------
Net cash used in investing activities                                     (1,255,735)     (362,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends to stockholders                                                 (16,517)      (16,899)
   Principal payments on debt                                               (100,000)           --
   Exercise of stock options, net                                              7,582         4,977
   Net proceeds from collateral finance facility                             837,500            --
   Net increase in securitized lending activities                             88,618        89,713
   Excess deposits on universal life and other
      investment type policies and contracts                                  64,755         6,087
                                                                         -----------   -----------
Net cash provided by financing activities                                    881,938        83,878
Effect of exchange rate changes                                                 (811)       (2,458)
                                                                         -----------   -----------
Change in cash and cash equivalents                                          115,892       (10,023)
Cash and cash equivalents, beginning of period                               128,692       152,095
                                                                         -----------   -----------
Cash and cash equivalents, end of period                                 $   244,584   $   142,072
                                                                         ===========   ===========
Supplementary information:
   Cash paid for interest                                                $    51,805   $    30,292
   Cash paid (received) for income taxes, net of refunds                 $   (12,980)  $    78,368

     See accompanying notes to condensed consolidated financial statements
                                  (unaudited).

           REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated ("RGA") and its subsidiaries (collectively, the "Company") have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K ("2005 Annual Report") filed with the Securities and Exchange Commission on February 27, 2006.

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

2.   EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

                                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                  ------------------   -------------------
                                                     2006      2005      2006       2005
                                                   -------   -------   --------   --------
Earnings:
   Income from continuing operations (numerator
      for basic and diluted calculations)          $75,574   $73,519   $209,943   $165,943
Shares:
   Weighted average outstanding shares
      (denominator for basic calculation)           61,290    62,640     61,205     62,607
   Equivalent shares from outstanding stock
      options and warrants                           1,815     1,013      1,606      1,149
                                                   -------   -------   --------   --------
   Denominator for diluted calculation              63,105    63,653     62,811     63,756
Earnings per share:
   Basic                                           $  1.23   $  1.17   $   3.43   $   2.65
   Diluted                                         $  1.20   $  1.15   $   3.34   $   2.60
                                                   =======   =======   ========   ========

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and nine month periods ended September 30, 2006, 0.4 million performance contingent shares were excluded from the calculation. For the three and nine months ended September 30, 2005, approximately 0.3 million stock options and 0.3 million performance contingent shares were excluded from the calculation.

3.   COMPREHENSIVE INCOME

The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   2006            2005            2006            2005
                                              -------------   -------------   -------------   -------------
Net income                                      $ 74,035        $ 67,629         $206,736       $156,003
Accumulated other comprehensive income
   (expense), net of income tax:
   Unrealized gains (losses), net of
      reclassification adjustment for
      gains (losses) included in net income      233,060         (43,834)           2,181        100,921
   Foreign currency translation                   (1,502)         25,541           31,217         (2,757)
                                                --------        --------         --------       --------
      Comprehensive income                      $305,593        $ 49,336         $240,134       $254,167
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

Effective January 1, 2006 the Company changed its method of allocating capital to its segments from a method based upon regulatory capital requirements to one based on underlying economic capital levels. The economic capital model is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company's businesses. This is in contrast to the standardized regulatory risk based capital formula, which is not as refined in its risk calculations with respect to each of the Company's businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) is credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. The prior period segment results have been adjusted to conform to the new allocation methodology.

Information related to total revenues, income (loss) from continuing operations before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                           -----------------------------   -----------------------------
                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                2006            2005            2006            2005
                           -------------   -------------   -------------   -------------
TOTAL REVENUES
   U.S                       $  791,050      $  752,365      $2,338,989      $2,142,356
   Canada                       131,861         112,161         377,599         310,035
   Europe & South Africa        150,094         140,401         448,349         419,765
   Asia Pacific                 186,783         141,465         511,580         416,702
   Corporate & Other             22,695          12,025          47,599          57,107
                             ----------      ----------      ----------      ----------
      Total                  $1,282,483      $1,158,417      $3,724,116      $3,345,965
                             ==========      ==========      ==========      ==========

                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2006            2005            2006            2005
                                           -------------   -------------   -------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES
   U.S.                                      $ 84,802        $ 85,791        $236,073        $181,549
   Canada                                      13,462          11,690          32,967          38,149
   Europe & South Africa                        8,813          15,727          40,879          23,396
   Asia Pacific                                20,378           1,416          34,717          15,702
   Corporate & Other                           (9,886)         (1,062)        (21,433)        (12,090)
                                             --------        --------        --------        --------
      Total                                  $117,569        $113,562        $323,203        $246,706
                                             ========        ========        ========        ========

                                TOTAL ASSETS
                        ----------------------------
                        SEPTEMBER 30,   DECEMBER 31,
                             2006           2005
                        -------------   ------------
U.S.                     $11,836,388     $11,049,424
Canada                     2,127,758       1,954,612
Europe & South Africa      1,134,008         956,453
Asia Pacific                 922,276         873,230
Corporate and Other        2,457,817       1,360,147
                         -----------     -----------
Total                    $18,478,247     $16,193,866
                         ===========     ===========

5.   COMMITMENTS AND CONTINGENT LIABILITIES

The Company has commitments to fund investments in limited partnerships in the amount of $37.5 million at September 30, 2006. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost less any other-than-temporary impairment and are included in other invested assets in the condensed consolidated balance sheets.

Subsequent to September 30, 2006 the Company settled a pending arbitration and a suit filed against one of its ceding companies in which it was joined. These settlements were for amounts which were substantially reserved by the Company. The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers' compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of October 31, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $27.7 million, which is $23.8 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, "Discontinued Operations" in the Company's consolidated financial statements accompanying the 2005 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At September 30, 2006 and December 31, 2005, there were approximately $14.6 million and $17.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Worldwide Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2006 and December 31, 2005, $438.0 million and $439.8 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company's senior unsecured long-term debt rating. Fees associated with the Company's other letters of credit are not fixed for periods in excess of one year and are based on the Company's ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries' performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA's subsidiary is relatively new, unrated, or not of a significant size relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $275.0 million and $256.2 million as of September 30, 2006 and December 31, 2005, respectively, and are reflected on the Company's condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2006, RGA's exposure related to these guarantees was $184.8 million.

In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

6.   EMPLOYEE BENEFIT PLANS

The components of net periodic benefit costs were as follows (dollars in thousands):

                                          FOR THE THREE MONTHS   FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                          --------------------   -------------------
                                               2006    2005          2006     2005
                                              -----   -----        -------   ------
NET PERIODIC PENSION BENEFIT COST:
   Service cost                               $ 518   $ 513        $ 1,555   $1,536
   Interest cost                                425     397          1,273    1,191
   Expected return on plan assets              (379)   (289)        (1,137)    (867)
   Amortization of prior service cost             7       7             22       22
   Amortization of prior actuarial loss          91      88            275      265
                                              -----   -----        -------   ------
Net periodic pension benefit cost             $ 662   $ 716        $ 1,988   $2,147
                                              =====   =====        =======   ======
NET PERIODIC OTHER BENEFITS COST:
   Service cost                               $ 156   $ 208        $   515   $  413
   Interest cost                                163     185            474      383
   Expected return on plan assets                --      --             --       --
   Amortization of prior service cost            --      --             --       --
   Amortization of prior actuarial loss          77     118            209      153
                                              -----   -----        -------   ------
Net periodic other benefits cost              $ 396   $ 511        $ 1,198   $  949
                                              =====   =====        =======   ======

The Company made $3.8 million in pension contributions during the second quarter of 2006 and expects this to be the only contribution for the year.

7.   COLLATERAL FINANCE FACILITY

On June 28, 2006, RGA's subsidiary, Timberlake Financial, L.L.C. ("Timberlake Financial"), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company. Proceeds from the notes, along with a $112.7 million direct investment by the Company, have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II ("Timberlake Re"), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA's subsidiary, RGA Reinsurance Company, to Timberlake Re.

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

8.   EQUITY BASED COMPENSATION

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123(r), "Share-Based Payment" ("SFAS 123(r)"). SFAS 123(r) requires that the cost of all share-based transactions be recorded in the financial statements. The Company has been recording compensation cost for all equity-based grants or awards after January 1, 2003 consistent with the requirement of SFAS No. 123, as amended by SFAS 148. Equity compensation expense was $4.5 million and $1.7 million in the third quarter of 2006 and 2005, respectively, and $15.2 million and $5.2 million in the first nine months of 2006 and 2005, respectively. The adoption of SFAS 123(r) increased compensation expense recorded in the first quarter of 2006 by approximately $1.7 million, primarily related to unvested options from the 2002 grants, which were previously reported under Accounting Principles Board Opinion No. 25, and the acceleration of compensation expense for certain retirement eligible employees. Compensation cost associated with grants issued to retirement eligible employees prior to January 1, 2006 continues to be recognized over the nominal vesting period. In the first quarter of 2006, the company granted 336,725 incentive stock options at $47.47 weighted average per share and 144,097 performance contingent units ("PCUs") to employees. Additionally, non-employee directors were awarded a total of 4,800 shares of common stock. The remainder of the increase in compensation expense related to an increase in estimated shares required to settle PCUs granted in 2004 and the incremental expense from stock options and PCUs granted during the first quarter of 2006. As of September 30, 2006, the total compensation cost of non-vested awards not yet recognized in the financial statements was $19.3 million with various recognition periods over the next five years. The effect of applying the provisions of SFAS 123(r) on a pro forma basis to the comparable 2005 period did not have material effect on net income or earnings per share.

9.   NEW ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period's income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The Company is currently evaluating the impact of SAB 108 and does not expect that the pronouncement will have a material impact on the Company's condensed consolidated financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(r)" ("SFAS 158"). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in its statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to the ending balance of accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (iv) disclosure of additional information about the effects on the employer's statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position, which is effective for fiscal years after December 15, 2008. The recognition provisions of SFAS 158 are to be applied as of the end of the year of adoption which, for the Company, will be based on balances as of December 31, 2006. The Company is currently evaluating the effect of SFAS 158 on the Company's condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2006. The guidance in SFAS 157 will be applied prospectively with the exception of:
(i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"); which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company's condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the effect, if any, of FIN 48 on the Company's condensed consolidated financial statements.

Effective January 1, 2006, the Company prospectively adopted SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133 and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of

SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's condensed consolidated financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for corrections of errors or a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was adopted by the Company during the first quarter of 2006 and will apply the provisions of SFAS 154 when applicable.

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

RESULTS OF OPERATIONS

Consolidated income from continuing operations before income taxes increased $4.0 million, or 3.5%, and $76.5 million, or 31.0%, for the third quarter and first nine months of 2006, respectively. The third quarter increase was primarily due to increased premiums and improved mortality experience in the Asia Pacific segment, partially offset by slightly adverse mortality experience in the Canada segment relative to prior year. The prior-year quarter also reflected favorable mortality in the U.S. segment. The nine month increase was primarily due to the favorable third quarter Asia Pacific segment results and improved mortality results in the U.S. and Europe & South Africa segments, which experienced high claim levels in the comparable prior-year period. The nine month increase was offset in part by adverse mortality experience in Canada, particularly during the first six months of 2006. Consolidated net premiums increased $102.7 million, or 10.5%, and $338.5 million, or 12.1%, for the third quarter and first nine months of 2006, respectively, due to growth in life reinsurance in force.

Consolidated investment income, net of related expenses, increased $16.9 million, or 10.2%, and $69.1 million, or 14.7%, in the third quarter and first nine months of 2006, respectively, primarily due to a larger invested asset base. Invested assets as of September 30, 2006 totaled $14.1 billion, a 21.5% increase over September 30, 2005. A significant portion of the increase in invested assets is related to the Company's investment of the net proceeds from its collateral finance facility in June 2006 and the issuance of Junior Subordinated Debentures in December 2005. While the Company's invested asset base has grown significantly since September 30, 2005, the average yield earned on investments, excluding funds withheld, decreased from 5.89% in the third quarter of 2005 to 5.79% for the third quarter of 2006. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of the underlying investments. Investment income and a portion of investment related gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.

The effective tax rate on a consolidated basis was 35.7% for the third quarter and 35.0% for the first nine months of 2006, compared to 35.3% and 32.7% for the comparable prior-year periods. The lower rates in the prior year periods was due to the utilization of tax loss carryforwards, for which no prior financial statement tax benefit had been taken.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS)

                                                                       NON-TRADITIONAL
                                                                   -----------------------      TOTAL
                                                                     ASSET-     FINANCIAL       U.S.
                                                     TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                     -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                        $646,529    $ 1,559       $   --       $648,088
   Investment income, net of related expenses            76,900     48,473           (7)       125,366
   Investment related gains (losses), net                   200     (1,998)           4         (1,794)
   Change in value of embedded derivatives                   --      4,272           --          4,272
   Other revenues                                           271      7,263        7,584         15,118
                                                       --------    -------       ------       --------
      Total revenues                                    723,900     59,569        7,581        791,050

BENEFITS AND EXPENSES:
   Claims and other policy benefits                     514,259      1,069            3        515,331
   Interest credited                                     12,337     30,824           --         43,161
   Policy acquisition costs and other insurance
      expenses                                          109,213     17,644        2,392        129,249
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives           --      2,886           --          2,886
   Other operating expenses                              12,334      1,869        1,418         15,621
                                                       --------    -------       ------       --------
      Total benefits and expenses                       648,143     54,292        3,813        706,248
      Income before income taxes                       $ 75,757    $ 5,277       $3,768       $ 84,802
                                                       ========    =======       ======       ========

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS)

                                                                       NON-TRADITIONAL
                                                                   -----------------------      TOTAL
                                                                     ASSET-     FINANCIAL        U.S.
                                                     TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                     -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                       $610,242      $ 1,147      $   --       $611,389
   Investment income, net of related expenses           69,011       59,776         157        128,944
   Investment related gains (losses), net                 (861)         405          (3)          (459)
   Change in value of embedded derivatives                  --        3,536          --          3,536
   Other revenues                                          185        2,116       6,654          8,955
                                                      --------      -------      ------       --------
      Total revenues                                   678,577       66,980       6,808        752,365

BENEFITS AND EXPENSES:
   Claims and other policy benefits                    484,493          860           3        485,356
   Interest credited                                    13,553       45,828          --         59,381
   Policy acquisition costs and other insurance
      expenses                                          90,696       12,559       2,105        105,360
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives          --        3,858          --          3,858
   Other operating expenses                             10,159        1,173       1,287         12,619
                                                      --------      -------      ------       --------
      Total benefits and expenses                      598,901       64,278       3,395        666,574
      Income before income taxes                      $ 79,676      $ 2,702      $3,413       $ 85,791
                                                      ========      =======      ======       ========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (IN THOUSANDS)

                                                                       NON-TRADITIONAL
                                                                   -----------------------      TOTAL
                                                                     ASSET-     FINANCIAL        U.S.
                                                     TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                     -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                      $1,920,667    $  4,638      $    --     $1,925,305
   Investment income, net of related expenses           222,599     167,794         (162)       390,231
   Investment related gains (losses), net                (3,535)     (7,842)           4        (11,373)
   Change in value of embedded derivatives                   --      (2,251)          --         (2,251)
   Other revenues                                           227      14,460       22,390         37,077
                                                     ----------    --------      -------     ----------
      Total revenues                                  2,139,958     176,799       22,232      2,338,989

BENEFITS AND EXPENSES:
   Claims and other policy benefits                   1,568,045         927            4      1,568,976
   Interest credited                                     35,620     112,291           --        147,911
   Policy acquisition costs and other insurance
      expenses                                          292,614      48,578        7,052        348,244
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives           --      (2,339)          --         (2,339)
   Other operating expenses                              31,192       5,058        3,874         40,124
                                                     ----------    --------      -------     ----------
      Total benefits and expenses                     1,927,471     164,515       10,930      2,102,916
      Income before income taxes                     $  212,487    $ 12,284      $11,302     $  236,073
                                                     ==========    ========      =======     ==========

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (IN THOUSANDS)

                                                                       NON-TRADITIONAL
                                                                   -----------------------      TOTAL
                                                                     ASSET-     FINANCIAL        U.S.
                                                     TRADITIONAL   INTENSIVE   REINSURANCE   OPERATIONS
                                                     -----------   ---------   -----------   ----------
REVENUES:
   Net premiums                                      $1,751,731     $  3,488     $    --     $1,755,219
   Investment income, net of related expenses           198,508      157,471         319        356,298
   Investment related gains (losses), net                (4,525)       2,039         (10)        (2,496)
   Change in value of embedded derivatives                   --        6,180          --          6,180
   Other revenues                                           896        5,960      20,299         27,155
                                                     ----------     --------     -------     ----------
      Total revenues                                  1,946,610      175,138      20,608      2,142,356

BENEFITS AND EXPENSES:
   Claims and other policy benefits                   1,464,774        4,109           5      1,468,888
   Interest credited                                     41,863      109,809          --        151,672
   Policy acquisition costs and other insurance
      expenses                                          252,151       38,683       6,179        297,013
   Change in deferred acquisition costs associated
      with change in value of embedded derivatives           --        5,962          --          5,962
   Other operating expenses                              29,456        3,747       4,069         37,272
                                                     ----------     --------     -------     ----------
      Total benefits and expenses                     1,788,244      162,310      10,253      1,960,807
      Income before income taxes                     $  158,366     $ 12,828     $10,355     $  181,549
                                                     ==========     ========     =======     ==========

Income before income taxes for the U.S. operations segment totaled $84.8 million and $236.1 million for the third quarter and first nine months of 2006, respectively, compared to $85.8 million and $181.5 million for the same periods in the prior year. This increase in income for the first nine months can be primarily attributed to growth in total business in force and improved mortality experience in 2006.

Traditional Reinsurance

The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the third quarter and first nine months of 2006, this sub-segment added $43.1 billion and $132.7 billion of new business, respectively, compared to $56.7 billion and $140.9 billion in the same periods in 2005. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth.

Income before income taxes for U.S. Traditional reinsurance decreased 4.9% from the third quarter of 2005, but increased 34.2% for the first nine months of the year. Improved mortality experience in 2006 was the primary contributor to the overall growth in net income for the first nine months of 2006. Stronger premiums and higher investment income also contributed to the total increase in net income for the year.

Net premiums for U.S. Traditional reinsurance totaled $646.5 and $1,920.7 for the third quarter and first nine months of 2006. Comparable prior-year amounts were $610.2 and $1,751.7, respectively. The 9.6% increase in year to date net premiums was driven primarily by the growth of total U.S. business in force, which totaled just over $1.1 trillion as of September 30, 2006, an 7.7% increase over the amount in force as of September 30, 2005.

Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the third quarter of 2006, investment income in the segment totaled $76.9 million, an 11.4% increase over same prior-year period. Year to date 2006, investment income grew 12.1% over the first nine months of 2005. This increase can be primarily attributed to growth in the invested asset base.

Mortality experience for the third quarter of 2006 was in line with expectations, however, year over year, it improved significantly mainly due to the unfavorable experience in the second quarter of 2005. Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 79.5% for the third quarter and 81.6% for the first nine months of 2006. The loss ratios for the comparative prior periods were 79.4% and 83.6%, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the third quarter and first nine months of 2006 totaled $12.3 million and $35.6 million, respectively, compared to $13.6 million and $41.9 million for the same periods in 2005. The decrease is primarily the result of one treaty in which the credited loan rate decreased from 5.7% in 2005 to 4.6% in 2006.

Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 16.9% for the third quarter of 2006 and 15.2% for the first nine months of 2006. Comparable ratios for the third quarter and first nine months of 2005 were 14.9% and 14.4% respectively. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Additionally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses, as a percentage of net premiums, were 1.9% for the third quarter of 2006 and 1.6% year to date, compared to 1.7% reported for the quarter and year to date in 2005. The expense ratio can fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term.

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

In accordance with the provisions of Statement of Financial Accounting Standard ("SFAS") No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the

Obligor under Those Instruments" ("Issue B36"), the Company recorded a change in value of embedded derivatives of $4.3 million and $(2.3) million within revenues for the third quarter and first nine months of 2006, respectively, and $2.9 million and $(2.3) million of related deferred acquisition costs. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. These fluctuations have no impact on cash flows or interest spreads on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of Issue B36 and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of Issue B36 to be immaterial.

The Asset-Intensive sub-segment reported income before income taxes of $5.3 million for the third quarter of 2006 and $12.3 million year to date. Compared to prior year, income before income taxes increased $2.6 million in the third quarter, but decreased $0.5 million in the first nine months of 2006. Issue B36 increased income before income taxes by $1.7 million during the comparable quarters and decreased income before income taxes by $0.1 million during the comparable nine month periods. The remaining $0.9 million increase in income before income taxes in the comparable quarters is associated with growth in the investment asset base and improved spreads earned on those assets, partially offset by additional investment related losses. The remaining $0.4 million decrease in income before income taxes for the year-to-year comparison is the result of an increase in investment losses of $9.9 million in 2006, mostly offset by an increase in income generated from the growth in the invested asset base and improved spreads earned on those assets.

Total revenues decreased $7.4 million for the third quarter of 2006, but increased $1.7 million for the first nine months of 2006. Issue B36 related revenues increased $0.7 million for the third quarter of 2006, but decreased $8.4 million during the first nine months of 2006. The primary driver for the remaining decrease in total revenues quarter over quarter of $8.1 million was a decrease in investment income of $11.3 million, partially offset by an increase in other revenues of $5.1 million. The decrease in investment income relates primary to the change in market value of call options on various equity indexes associated with a funds withheld portfolio. The call options are used to hedge the equity-index based crediting rates on the underlying equity index annuities associated with the treaty. This decrease in investment income is offset by a decrease in interest credited expense, with minimal impact on income before income taxes. Year to date, investment income is up $10.3 million and other income increased $8.5 million. These increases were partially offset by investment related losses of $7.8 million in 2006 compared to $2.0 million of investment related gains in the prior year. These losses were mainly the result of an increased rate environment which allowed the Company to sell bonds at low book yields and reinvest in higher book yielding securities, which should result in higher future investment income. The growth in investment income is driven by a higher asset base due to new business on existing treaties. The increase in other income is due to increased surrender charges and mortality and expense fees on a new variable annuity deal.

The average invested asset base supporting this sub-segment grew from $3.9 billion in the third quarter of 2005 to $4.3 billion for the third quarter of 2006. The growth in the asset base is primarily driven by new business written on one existing annuity treaty. Invested assets outstanding as of September 30, 2006 were $4.4 billion, of which $2.9 billion were funds withheld at interest. Of the $2.9 billion of total funds withheld balance as of September 30 2006, 89.0% of the balance is associated with one client.

Total benefits and expenses decreased $10.0 million for the third quarter of 2006, but increased $2.2 million during the first nine months of 2006. Issue B36 related expenses decreased $1.0 million for the third quarter of 2006 and $8.3 million during the first nine months of 2006. The remainder of the change in total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, decreased 14.9% from the third quarter of 2005, but increased 6.7% year to date. Interest credited decreased $15.0 over the third quarter of 2005. As stated above, this decrease relates to the decrease in investment income. Year-over-year, total benefits and expenses are up primarily due to increased deferred acquisition costs related to new business. A portion of this increase can be attributed to a new variable annuity deal effective in the second quarter of 2006.

Financial Reinsurance

The U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance risks are assumed by the Company and retroceded to other insurance companies or brokered business in which the company does not participate in the assumption of risk. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses. Fees earned on brokered business are reflected in other revenues.

Income before income taxes increased 10.4%, in the third quarter of 2006 and 9.1% for the first nine months compared to the same periods in 2005. The increase in income primarily relates to several new transactions that were executed in late 2005.

At September 30, 2006 and 2005, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.75 billion and $1.55 billion respectively. The pre-tax statutory surplus includes all business assumed or brokered by the Company. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.

CANADA OPERATIONS

The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada ("RGA Canada"), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as group life and health reinsurance and non-guaranteed critical illness products.

                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                        -----------------------------   -----------------------------
                                        SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(in thousands)                               2006            2005            2006            2005
                                        -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                           $103,316        $ 89,074         $294,838       $239,684
   Investment income, net of related
      expenses                              27,578          22,728           78,881         67,637
   Investment related gains, net             1,419             678            3,565          2,980
   Other revenues                             (452)           (319)             315           (266)
                                          --------        --------         --------       --------
      Total revenues                       131,861         112,161          377,599        310,035

BENEFITS AND EXPENSES:
   Claims and other policy benefits         95,854          73,810          280,382        216,707
   Interest credited                           211             266              623            875
   Policy acquisition costs and other
      insurance expenses                    18,146          22,474           51,735         43,304
   Other operating expenses                  4,188           3,921           11,892         11,000
                                          --------        --------         --------       --------
      Total benefits and expenses          118,399         100,471          344,632        271,886
      Income before income taxes          $ 13,462        $ 11,690         $ 32,967       $ 38,149
                                          --------        --------         --------       --------

Income before income taxes increased by $1.8 million or 15.2%, and decreased by $5.2 million or 13.6%, in the third quarter and first nine months of 2006, respectively. A stronger Canadian dollar resulted in an increase in income before income taxes of $1.2 million and $3.1 million in the third quarter and first nine months of 2006, respectively, as compared to 2005. Results in 2006 reflect unfavorable mortality experience relative to mortality experience in 2005.

Net premiums increased by $14.2 million, or 16.0%, and $55.2 million or 23.0% for the third quarter and first nine months of 2006, respectively. The increases are primarily due to new business from new and existing treaties. A stronger Canadian dollar resulted in an increase in net premiums of $6.8 million and $21.7 million in the third quarter and first nine months of 2006, respectively, as compared to 2005. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $4.9 million, or 21.3%, and $11.2 million, or 16.6%, in the third quarter and first nine months of 2006, respectively. A stronger Canadian dollar resulted in an increase in net investment income of

$2.1 million and $6.0 million in the third quarter and first nine months of 2006, respectively. Investment income represents an allocation to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.

Loss ratios for this segment were 92.8% and 95.1% in the third quarter and first nine months of 2006, respectively, compared to 82.9% and 90.4% in the comparable prior-year periods. During 2005, the Company entered into two significant creditor reinsurance treaties. The loss ratios on this type of business are normally lower than traditional reinsurance, however allowances are normally higher as a percentage of premiums. Excluding creditor business, the loss ratios for this segment were 102.2% and 103.4% in the third quarter and first nine months of 2006, respectively, compared to 97.8% and 96.9% in the comparable prior-year periods. The higher loss ratios in 2006, particularly for the year-to-date results, are primarily due to unfavorable mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than the historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 73.2% and 75.0% in the third quarter and first nine months of 2006, respectively, compared to 66.0% and 70.5% in the comparable prior-year periods. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 17.6% and 17.5% in the third quarter and first nine months of 2006, respectively, compared to 25.2% and 18.1% in the comparable prior-year periods. Excluding the impact of the stronger Canadian dollar and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 12.2% and 13.3% in the third quarter and first nine months of 2006, respectively, compared to 15.0% and 13.7% in the comparable prior-year periods. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies may vary.

Other operating expenses increased $0.3 million, or 6.8%, and $0.9 million or 8.1% in the third quarter and first nine months of 2006, respectively. The increase in expenses is primarily due to the strengthening of the Canadian dollar. Other operating expenses as a percentage of net premiums totaled 4.1% and 4.0% in the third quarter and first nine months of 2006, respectively, compared to 4.4% and 4.6% in the comparable prior-year periods.

EUROPE & SOUTH AFRICA OPERATIONS

The Europe & South Africa segment has operations in India, Mexico, Poland, Spain, South Africa and the United Kingdom. The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.


                                              FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(in thousands)                                   2006            2005            2006            2005
                                            -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                                $145,769        $137,145       $436,993        $411,475
   Investment income, net of related
      expenses                                    4,210           3,184         11,475           8,214
   Investment related losses, net                   (91)            (16)          (238)           (182)
   Other revenues                                   206              88            119             258
                                               --------        --------       --------        --------
    Total revenues                              150,094         140,401        448,349         419,765

BENEFITS AND EXPENSES:
   Claims and other policy benefits             101,492          97,039        308,172         305,488
   Interest credited                                133             109            479             662
   Policy acquisition costs and other
      insurance expenses                         28,110          20,262         69,188          70,177
   Other operating expenses                      11,546           7,264         29,631          20,042
                                               --------        --------       --------        --------
      Total benefits and expenses               141,281         124,674        407,470         396,369
      Income before income taxes               $  8,813        $ 15,727       $ 40,879        $ 23,396
                                               ========        ========       ========        ========

Income before income taxes was $8.8 million in the third quarter of 2006 as compared to $15.7 million for the third quarter of 2005, this decrease was primarily the result of an increase in policy acquisition costs and other insurance expenses over the prior period. Income before income taxes was $40.9 million for the first nine months of 2006 as compared to $23.4 million for the first nine months of 2005, this increase was primarily the result of adverse mortality and morbidity experience in the UK for the first nine months of 2005. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.3 million for the third quarter and a decrease to income before income taxes totaling approximately $1.1 million for the first nine months of 2006.

Net premiums increased $8.6 million, or 6.3%, in the third quarter compared to the same period last year, and increased $25.5 million or 6.2% for the nine months ended September 30, 2006 compared to the same period last year. This increase was primarily the result of new business from both existing and new treaties. The rate of growth in net premiums is below historical levels due to increased competition in the UK and a slowing of growth in the UK retail mortgage market. During the third quarter of 2006, several foreign currencies, particularly the British pound and the euro strengthened against the U.S. dollar and increased net premiums by approximately $4.6 million and for the first nine months of 2006, these currencies weakened against the U.S. dollar and adversely affected net premiums by $6.9 million. A significant portion of the net premiums were due to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from policies including this coverage totaled $54.5 million and $156.1 million in the third quarter and first nine months of 2006, respectively, compared to $49.2 million and $149.4 million in the comparable prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Investment income increased $1.0 million for the third quarter compared to the same period in 2005 and increased $3.3 million for the nine months ended September 30, 2006 compared to the same period in 2005. This increase was primarily due to an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Loss ratios decreased from 70.8% for the third quarter of 2005 to 69.6% for the third quarter of 2006, and from 74.2% for the nine months ended September 30, 2005 to 70.5% for the nine months ended September 30, 2006. As mentioned above, unfavorable mortality experience in the UK market for the nine months ended September 30, 2005 contributed to the relative decrease in the loss ratio for the nine months ended September 30, 2006. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 19.3% in the third quarter of 2006 compared to 14.8% in the third quarter of 2005, and 15.8% for the nine months ended September 30, 2006 compared to 17.1% for the nine months ended September 30, 2005. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

Other operating expenses for the quarter increased from 5.3% of net premiums in 2005 to 7.9% in 2006, and for the first nine months it increased from 4.9% to 6.8%. This increase was due to higher costs associated with maintaining and supporting the increase in business over the past several years. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.

ASIA PACIFIC OPERATIONS

The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance for this segment include life, critical illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

                                              FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(in thousands)                                  2006             2005           2006             2005
                                            -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                                $178,550        $135,336       $486,615        $398,562
   Investment income, net of related
      expenses                                    7,036           5,409         20,354          15,418
   Investment related gains (losses), net           (46)             21           (123)             75
   Other revenues                                 1,243             699          4,734           2,647
                                               --------        --------       --------        --------
      Total revenues                            186,783         141,465        511,580         416,702

BENEFITS AND EXPENSES:
   Claims and other policy benefits             134,177         114,059        376,399         315,336
   Policy acquisition costs and other
      insurance expenses                         20,658          18,758         70,230          66,599
   Other operating expenses                      11,570           7,232         30,234          19,065
                                               --------        --------       --------        --------
      Total benefits and expenses               166,405         140,049        476,863         401,000
      Income before income taxes               $ 20,378        $  1,416       $ 34,717        $ 15,702
                                               ========        ========       ========        ========

Income before income taxes increased $19.0 million in the third quarter of 2006, and $19.0 million for the nine months ended September 30, 2006, as compared to the same periods in 2005, after being relatively consistent for the first six months of each year. The increase in income before income taxes for the third quarter of 2006 compared to the third quarter of 2005 was primarily the result of a $43.2 million increase in net premiums, accompanied by improvements in the mortality experience as compared to the third quarter of 2005, particularly in the New Zealand, Hong Kong and Taiwan markets.

Foreign currency exchange fluctuations were neutral to income before income taxes for the third quarter of 2006, but such fluctuations have resulted in a decrease in income before income taxes totaling approximately $0.9 million for the first nine months of 2006.

Net premiums grew $43.2 million, or 31.9%, in the current quarter, and $88.1 million, or 22.1%, for the nine months ended September 30, 2006, as compared to the same periods in 2005. This premium growth was primarily the result of continued increases in the volume of business in Japan, Korea and Taiwan. Collectively, for these three locations net premiums increased by $39.3 million in the third quarter of 2006, and $75.4 million for the nine months ended September 30, 2006, as compared to the same periods in 2005, primarily due to the growth in business with significant clients. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.

A portion of the net premiums for the segment in each period presented represents reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in Australia and Korea. Net premiums earned from policies including this coverage totaled $12.6 million and $47.4 million for the third quarter and first nine months of 2006, respectively, compared to $12.2 million and $46.5 million for the comparable prior-year periods.

Foreign currencies in certain significant markets, particularly the Australian dollar and the Japanese Yen, began to weaken against the U.S. dollar in 2006, as compared to the same periods in 2005. However, the Korean Won has generally strengthened throughout the nine months ending September 30, 2006 as compared to the same period of 2005. The overall effect of changes in local Asia Pacific segment currencies was an increase in net premiums of approximately $1.7 million in the third quarter of 2006, but a decrease in net premiums of approximately $7.2 million for the nine months ended September 30, 2006 as compared to the same periods in 2005.

Net investment income increased $1.6 million in the current quarter compared to the prior-year quarter, and $4.9 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was primarily due to growth in the invested assets in Australia, along with an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues increased by $0.5 million for the third quarter of 2006, as compared to the same period in 2005, and increased by $2.1 million for the nine months ended September 30, 2006, as compared to the same period in 2005. The primary source of other revenues in 2006 has been fees from financial reinsurance treaties.

Loss ratios were 75.1% and 84.3% for the third quarter of 2006 and 2005, respectively, and 77.4% and 79.1% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The relative decrease in the loss ratio for the third quarter of 2006 was primarily due to adverse mortality in the New Zealand, Hong Kong and Taiwan markets in the third quarter of 2005. However, the loss ratio for the nine month period ending September 30, 2006 is relatively consistent with the loss ratio for the comparable period in 2005. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.6% for the third quarter of 2006, as compared to 13.9% for the third quarter of 2005. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.4% for the nine months ended September 30, 2006, as compared to a 16.7% ratio for the nine months ended September 30, 2005. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.

Other operating expenses increased to 6.5% of net premiums in the current quarter, and 6.2% of net premiums for the nine months ended September 30, 2006, from 5.3% and 4.8% in the comparable prior-year periods. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.

CORPORATE AND OTHER OPERATIONS

Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company's capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other Operations includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company's Argentine privatized pension business, which is currently in run-off, an insignificant amount of direct insurance operations in Argentina and the results from the Company's collateral finance facility.

                                              FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                            -----------------------------   -----------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
(in thousands)                                   2006            2005            2006            2005
                                            -------------   -------------   -------------   -------------
REVENUES:
   Net premiums                                $   468         $   588        $  1,485        $  1,766
   Investment income, net of related
      expenses                                  19,167           6,191          37,962          22,226
   Investment related gains, net                   387           2,435           3,362          19,211
   Other revenues                                2,673           2,811           4,790          13,904
                                               -------         -------        --------        --------
      Total revenues                            22,695          12,025          47,599          57,107

BENEFITS AND EXPENSES:
   Claims and other policy benefits                 54           4,072            (977)         33,900
   Interest credited                                77             163             830             378
   Policy acquisition costs and other
      insurance expenses                        (7,432)         (8,156)        (26,162)        (16,564)
   Other operating expenses                     11,643           6,956          35,044          21,651
   Interest expense                             15,103          10,052          46,884          29,832
   Collateral finance facility expense          13,136              --          13,413              --
                                               -------         -------        --------        --------
      Total benefits and expenses               32,581          13,087          69,032          69,197

      Loss before income taxes                 $(9,886)        $(1,062)       $(21,433)       $(12,090)
                                               =======         =======        ========        ========

Loss before income taxes increased $8.8 million and $9.3 million for the three and nine month periods ended September 30, 2006, respectively. These increases are primarily due to increased interest expense related to a higher level of debt outstanding and increased operating expenses largely due to additional expense related to equity based compensation plans. Also contributing to the increased loss before income taxes is a decrease in investment related gains offset by reduced claims and other policy benefits. The reduction in claims and other policy benefits is associated with the reinsurance of Argentine pension accounts which is currently in runoff. Investment income and investment related gains are the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes. Also contributing to the increase in investment income in 2006 is the impact of the Company's investment of the net proceeds from its collateral finance facility in June 2006 which is largely offset by the recognition of collateral finance facility expense and investment income related to the net proceeds from the issuance of Junior Subordinated Debentures in December 2005.

DISCONTINUED OPERATIONS

The discontinued accident and health division reported a loss, net of taxes, of $1.5 million for the third quarter of 2006 compared to a loss, net of taxes, of $5.9 million for the third quarter of 2005. As of September 30, 2006, amounts in dispute or subject to audit exceed the Company's reserves by approximately $23.7 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

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

Cash Flows

The Company's net cash flows provided by operating activities for the periods ended September 30, 2006 and 2005 were $490.5 million and $271.2 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $219.3 million net increase in operating cash flows for the nine months of 2006 compared to the same period in 2005 was primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, acquisition costs, income taxes and other operating expenses. Cash from premiums and investment income increased $315.3 million and $67.9 million, respectively, and was offset by higher operating cash outlays of $163.9 million for the current nine month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company's short and long-term obligations.

Net cash used in investing activities was $1.3 billion and $362.6 million in the first nine months of 2006 and the comparable prior-year period, respectively. This change is primarily due to the increase in purchases of fixed maturity securities related to the investment of proceeds from the Company's collateral finance facility. Additionally, the sales and purchases of fixed maturity securities are related to the management of the Company's investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash provided by financing activities was $881.9 million and $83.9 million in the first nine months of 2006 and 2005, respectively. This change was due to the proceeds from the Company's collateral finance facility partially offset by $100.0 million principal payments on debt. Also contributing to the change was an increase in excess deposits from universal life and other investment type policies and contracts of $58.7 million.

Debt and Preferred Securities

As of September 30, 2006, the Company had $702.8 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.

The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $600.0 million that expires in September 2010. The overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Company may borrow up to $300.0 million of cash under the facility. As of September 30, 2006 the Company's outstanding cash balance was $50.0 million under this credit facility, with an average interest rate of 5.16%. The Company's other credit facilities consist of a L15.0 million credit facility that expires in May 2007 and an Australian $50.0 million credit facility that expires in June 2011. The Company's foreign denominated credit facilities had a combined outstanding balance of $54.2 million as of September 30, 2006.

The average interest rate on all long-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company ("Trust Preferred Securities"), was 6.57%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.

Collateral Finance Facility

On June 28, 2006, RGA's subsidiary, Timberlake Financial, L.L.C. ("Timberlake Financial"), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company. Proceeds from the notes, along with a $112.7 million direct investment by the Company, have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II ("Timberlake Re"), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA's subsidiary, RGA Reinsurance Company, to Timberlake Re.

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

The Company's liquidity position (cash and cash equivalents and short-term investments) was $293.9 million and $255.0 million at September 30, 2006 and December 31, 2005, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.

The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to help manage its short-term liquidity requirements. These transactions are reported as securitized lending obligations within other liabilities. There were $88.6 million of these agreements outstanding at September 30, 2006 and there were no agreements outstanding at December 31, 2005.

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

INVESTMENTS

The Company had total cash and invested assets of $14.4 billion and $11.8 billion at September 30, 2006 and 2005, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction's insurance laws and regulations. In addition, the Boards of Directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA's Board of Directors also receives reports on material investment portfolios. The Company's investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company's earned yield on invested assets, excluding funds withheld, was 5.79% in the third quarter of 2006, compared with 5.89% for the third quarter of 2005. See "Note 5 - Investments" in the Notes to Consolidated Financial Statements of the 2005 Annual Report for additional information regarding the Company's investments.

The Company's fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of September 30, 2006, approximately 97.3% of the Company's consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 54.7% of fixed maturity securities as of September 30, 2006 and had an average Standard and Poor's ("S&P") rating of "A-". The Company owns floating rate securities that represent approximately 11.5% of the total fixed maturity securities at September 30, 2006. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility.

Within the fixed maturity security portfolio, the Company holds approximately $425.6 million in asset-backed securities at September 30, 2006, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company's asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities' priority in the issuer's capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management's judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $1.1 million in other-than-temporary write-downs on fixed maturity securities for the nine months ending September 30, 2006. The Company did not record other-than-temporary write-downs on fixed maturity securities for the nine months ending September 30, 2005. During the nine months ended September 30, 2006, the Company sold fixed maturity securities with a fair value of $657.7 million, which were below amortized cost, at a loss of $23.6 million.

The following table presents the total gross unrealized losses for 1,026 fixed maturity securities and equity securities as of September 30, 2006, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

                                           AT SEPTEMBER 30, 2006
                                        -----------------------------
                                        Gross Unrealized
                                             Losses        % of Total
                                        ----------------   ----------
Less than 20%                                $63,900         100.0%
20% or more for less than six months              --            --
20% or more for six months or greater             --            --
                                             -------         -----
   Total                                     $63,900         100.0%
                                             =======         =====

While all of these securities are monitored for potential impairment, the Company's experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables present the estimated fair values and gross unrealized losses for the 1,026 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2006. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                         AS OF SEPTEMBER 30, 2006
                                           ---------------------------------------------------------------------------
                                                                           EQUAL TO OR
                                             LESS THAN 12 MONTHS      GREATER THAN 12 MONTHS            TOTAL
                                           -----------------------   -----------------------   -----------------------
                                            Estimated      Gross      Estimated      Gross      Estimated      Gross
                                              Fair      Unrealized      Fair      Unrealized      Fair      Unrealized
(in thousands)                                Value        Loss         Value        Loss         Value        Loss
                                           ----------   ----------   ----------   ----------   ----------   ----------
INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL               $  638,069     $11,305    $  242,806     $ 8,198    $  880,875     $19,503
   PUBLIC UTILITIES                           178,693       2,494        97,948       3,932       276,641       6,426
   ASSET-BACKED SECURITIES                    221,722         836        39,515       1,101       261,237       1,937
   CANADIAN AND CANADIAN PROVINCIAL
      GOVERNMENTS                              18,142         129        14,297         181        32,439         310
   MORTGAGE-BACKED SECURITIES                 649,432       3,819       593,987      13,883     1,243,419      17,702
   FINANCE                                    508,164       3,991       166,182       5,228       674,346       9,219
   U.S. GOVERNMENT AND AGENCIES                11,806          23         6,728         153        18,534         176
   STATE AND POLITICAL SUBDIVISIONS            35,727         577         5,469         355        41,196         932
   FOREIGN GOVERNMENTS                        116,275       1,892         9,988         120       126,263       2,012
                                           ----------     -------    ----------     -------    ----------     -------
      INVESTMENT GRADE SECURITIES           2,378,030      25,066     1,176,920      33,151     3,554,950      58,217
                                           ----------     -------    ----------     -------    ----------     -------
NON-INVESTMENT GRADE SECURITIES:
   COMMERCIAL AND INDUSTRIAL                   66,572       2,008        24,450       1,071        91,022       3,079
   FINANCE                                        500           7         5,371          67         5,871          74
   ASSET-BACKED SECURITIES                         --          --            --          --            --          --
   PUBLIC UTILITIES                            17,218         356            --          --        17,218         356
                                           ----------     -------    ----------     -------    ----------     -------
      NON-INVESTMENT GRADE SECURITIES          84,290       2,371        29,821       1,138       114,111       3,509
                                           ----------     -------    ----------     -------    ----------     -------
         TOTAL FIXED MATURITY SECURITIES   $2,462,320     $27,437    $1,206,741     $34,289    $3,669,061     $61,726
                                           ==========     =======    ==========     =======    ==========     =======
         EQUITY SECURITIES                 $   51,959     $ 1,635    $   11,571     $   539    $   63,530     $ 2,174
                                           ==========     =======    ==========     =======    ==========     =======

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than temporarily impaired as of September 30, 2006. The unrealized losses did not exceed 14.9% on an individual security basis and are primarily a result of changes in interest rates and credit spreads and the long-dated maturities of the securities.

The Company's mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of September 30, 2006.

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

Funds withheld at interest comprised approximately 27.3% and 27.8% of the Company's cash and invested assets as of September 30, 2006 and December 31, 2005, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company's condensed consolidated balance sheet. In the event of a ceding company's insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of "A-".

Other invested assets represented approximately 1.5% and 1.9% of the Company's cash and invested assets as of September 30, 2006 and December 31, 2005, respectively. Other invested assets include common stock, preferred stocks, restricted cash and cash equivalents and limited partnership interests. The Company did not record an other-than-temporary write-down on its investments in limited partnerships in the third quarter of 2006 or 2005. The Company recorded other-than-temporary writedowns of $3.1 million and $1.3 million on its investments in limited partnerships in the nine months ended September 30, 2006 and 2005, respectively.

CONTRACTUAL OBLIGATIONS

The following table displays the Company's contractual obligations that have materially changed since December 31, 2005 (in millions):

                                                     PAYMENT DUE BY PERIOD
                                         --------------------------------------------
                                                     Less
                                                     than    1 - 3   4 - 5    After 5
                                           Total    1 Year   Years   Years     Years
                                         --------   ------   -----   -----   --------
Contractual Obligations:
Short-term debt, including interest      $   29.1   $ 29.1   $  --   $  --   $     --
Collateral finance facility, including
   interest                               1,325.3     49.0    98.0    97.9    1,080.4
Life claims payable                         920.8    920.8      --      --         --
Operating leases                             31.7      5.8     9.2     6.1       10.6
Limited partnerships                         37.5     37.5      --      --         --
Mortgage purchase commitments                37.1     37.1      --      --         --

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

MORTALITY RISK MANAGEMENT

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in-force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 39 such cases of over-retained policies, for amounts averaging $2.0 million over the Company's normal retention limit. The largest amount over retained on any one life is $12.6 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.

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

The Company maintains a catastrophe insurance program ("Program") that renews on August 13th of each year. The current Program began August 13, 2006, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $25 million in claims, the Program covers the next $50 million in claims, and the Company retains all claims in excess of $75 million. The Program covers only losses under U.S. guaranteed issue (corporate owned life insurance, bank owned life insurance, etc.) reinsurance programs and includes losses due to acts of terrorism, but excludes terrorism losses due to nuclear, chemical and/or biological events. The Program is insured by several insurance companies and Lloyd's Syndicates, with no single entity providing more than $10 million of coverage.

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

There has been no significant change in the Company's quantitative or qualitative aspects of market risk during the quarter ended September 30, 2006 from that disclosed in the 2005 Annual Report.

NEW ACCOUNTING STANDARDS

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period's balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period's income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The Company is currently evaluating the impact of SAB 108 and does not expect that the pronouncement will have a material impact on the Company's condensed consolidated financial statements.

In September 2006, the FASB issued SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(r)" ("SFAS 158"). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in its statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which shall be the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to the ending balance of accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (iv) disclosure of additional information about the effects on the employer's statement of financial position. SFAS 158 is effective for fiscal years ending after December 15, 2006 with the exception of the requirement to measure plan assets and benefit obligations as of the date of the employer's statement of financial position, which is effective for fiscal years after December 15, 2008. The recognition provisions of SFAS 158 are to be applied as of the end of the year of adoption which, for the Company, will be based on balances as of December 31, 2006. The Company is currently evaluating the effect of SFAS 158 on the Company's condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2006. The guidance in SFAS 157 will be applied prospectively with the exception of:
(i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"); which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company's condensed consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. FIN 48 will be applied prospectively and will be effective for fiscal years beginning after December 31, 2006. The Company is currently evaluating the effect, if any, of FIN 48 on the Company's condensed consolidated financial statements.

Effective January 1, 2006, the Company prospectively adopted SFAS No. 155, "Accounting for Certain Hybrid Instruments" ("SFAS 155"). SFAS 155 amends SFAS No. 133 and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;
(iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity ("QSPE") from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The adoption of SFAS 155 did not have a material impact on the Company's condensed consolidated financial statements.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). The statement requires retrospective application to prior periods' financial statements for correction of errors or a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was adopted by the Company during the first quarter of 2006 and will apply the provisions of SFAS 154 when applicable.

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

There was no change in the Company's internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to September 30, 2006 the Company settled a pending arbitration and a suit filed against one of its ceding companies in which it was joined. These settlements were for amounts which were substantially reserved by the Company. The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers' compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of October 31, 2006, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $27.7 million, which is $23.8 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, "Discontinued Operations" in the Company's consolidated financial statements accompanying the 2005 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company's condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company's consolidated net income or cash flows in particular quarterly or annual periods.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in the Company's 2005 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Under a Board of Directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of September 30, 2006, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 6. EXHIBITS

See index to exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Reinsurance Group of America, Incorporated


November 6, 2006                      By: /s/ A. Greig Woodring
                                          --------------------------------------
                                          A. Greig Woodring
                                          President & Chief Executive Officer
                                          (Principal Executive Officer)


November 6, 2006                      By: /s/ Jack B. Lay
                                          --------------------------------------
                                          Jack B. Lay
                                          Executive Vice President &
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

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