Form 10-K
period 2006-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2007-02-27
CIK 898174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1370 Timberlake Manor Parkway, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.01	New York Stock Exchange
Trust Preferred Income Equity Redeemable Securities (PIERS sm) Units	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2006, as reported on the New York Stock Exchange was approximately $1.4 billion.
As of January 31, 2007, Registrant had outstanding 61,412,492 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement in connection with the 2007 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED
Form 10-K
YEAR ENDED DECEMBER 31, 2006

Item 1. BUSINESS
A. Overview
     Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. As of December 31, 2006, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned approximately 52.5% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company.
     The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”) and RGA Reinsurance UK Limited (“RGA UK”) as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the “Company”).
     The Company is primarily engaged in traditional individual life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. The Company’s more established operations in the U.S. and Canada contributed approximately 71.0% of its consolidated net premiums during 2006. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, Hong Kong, India, Ireland, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom (“UK”). RGA is considered to be one of the leading life reinsurers in the North American market based on premiums and the amount of life reinsurance in force. As of December 31, 2006, the Company had approximately $2.0 trillion of life reinsurance in force and $19.0 billion in consolidated assets.
     Reinsurance is an arrangement under which an insurance company, the “reinsurer,” agrees to indemnify another insurance company, the “ceding company,” for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single life or risk; (ii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; (iii) assist the ceding company in meeting applicable regulatory requirements; and (iv) enhance the ceding company’s financial strength and surplus position.
     Life reinsurance primarily refers to reinsurance of individual or group-issued term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and last survivor insurance policies. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance transactions do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”). Ceding companies typically contract with more than one reinsurance company to reinsure their business.
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
     An automatic reinsurance treaty provides that the ceding company will cede risks to a reinsurer on specified blocks of policies where the underlying policies meet the ceding company’s underwriting criteria. In contrast to facultative reinsurance, the reinsurer does not approve each individual policy being reinsured. Automatic reinsurance treaties generally provide that the reinsurer will be liable for a portion of the risk associated with the specified policies written by the ceding company. Automatic reinsurance treaties specify the ceding company’s binding limit, which is the maximum amount of risk on a given life that can be ceded automatically and that the reinsurer must accept. The binding limit may be stated either as a multiple of the ceding company’s retention or as a stated dollar amount.
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
     Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. As of December 31, 2006, the Company held securities in trust for this purpose with amortized costs of $756.1 million and $1,364.4 million for the benefit of certain subsidiaries and third-party reinsurance treaties, respectively. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under a given treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA were ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial have been deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2006, the Company held assets in trust of $864.8 million for this purpose, which is not included above. In addition, the Company held $83.8 million in custody as of December 31, 2006. See Note 15 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.
     Some treaties give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels. As of December 31, 2006, the Company had approximately $686.0 million in reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.
B. Corporate Structure
     RGA is an insurance holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Barbados, RGA Canada and RGA Americas, as well as investments in several other wholly-owned subsidiaries. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings. RCM’s primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by the Company’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.
     The Company has five main operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of the Company’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
Intercorporate Relationships
     General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost of these services for the years ended December 31, 2006, 2005 and 2004 was approximately $2.4 million, $1.7 million and $1.0 million, respectively.
     Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.
     RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2006, 2005 and 2004 of approximately $0.7 million, $1.6 million and $3.5 million, respectively.
     The Company also has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2006, the Company had reinsurance-related assets, excluding investments allocated to support the business, and liabilities from these agreements totaling $114.6 million and $306.7 million, respectively. Prior year comparable assets and liabilities were $121.9 million and $277.8 million, respectively. Additionally, the Company reflected net premiums from these agreements of approximately $227.8 million, $226.7 million, and $164.4 million in 2006, 2005, and 2004, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income (loss), excluding investment income allocated to support the business, was approximately $10.9 million, ($11.3) million, and $22.4 million in 2006, 2005, and 2004, respectively.
Ratings
     Insurer financial strength ratings represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The Company’s insurer financial strength ratings and credit ratings as of the date of this filing are listed in the table below for each rating agency that meets with the Company’s management on a regular basis:

	A.M. Best	Moody’s Investors	Standard &
Insurer Financial Strength Ratings	Company (1)	Service (2)	Poor’s (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company	Not Rated	Not Rated	AA-
Credit Ratings
Reinsurance Group of America, Incorporated
Senior Unsecured	a-	Baa1	A-
Junior Subordinated Debentures	bbb	Baa3	BBB-
RGA Capital Trust I (Preferred Securities)	bbb+	Baa2	BBB
Timberlake Financial Floating Rate Insured Notes	Not Rated	Aaa	AAA

(1)	An A.M. Best Company (“A.M. Best”) insurer financial strength rating of “A+ (superior)” is the second highest out of fifteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing obligations to policyholders. Financial strength ratings range from “A++ (superior)” to “F (in liquidation)”.

A credit rating of “a-” is in the “strong” category and is the seventh highest rating out of twenty-two possible ratings. Ratings of “bbb+” and “bbb” are in the “adequate” category and are the eighth and ninth highest ratings.

(2)	A Moody’s Investors Service (“Moody’s”) insurer financial strength rating of “A1” (good) is the fifth highest rating out of twenty-one possible ratings and indicates that Moody’s believes the insurance company offers good financial security; however, elements may be present which suggest a susceptibility to impairment sometime in the future.

Moody’s credit ratings of “Baa1”, “Baa2” and “Baa3” are in the “medium-grade” category and represent the eighth, ninth and tenth highest ratings, respectively, out of twenty-two possible ratings. According to Moody’s, obligations with these ratings are subject to moderate credit risk. Obligations rated “Aaa” are judged to be of the highest quality, with minimal credit risk. “Aaa” is the highest rating possible on Moody’s rating scale.

(3)	A Standard & Poor’s (“S&P”) insurer financial strength rating of “AA-” (very strong) is the fourth highest rating out of twenty-one possible ratings. According to S&P’s rating scale, a rating of “AA-” means that, in S&P’s opinion, the insurer has very strong financial security characteristics.

S&P credit ratings of “A-” (strong), “BBB” (good) and “BBB-” (good) represent the seventh, ninth, and tenth highest ratings, respectively, out of twenty-two possible ratings. According to S&P, an obligation rated “A-” is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher-rated categories. However, the obligor’s capacity to meet its financial commitment of the obligation is still strong. According to S&P, an obligation rated “BBB” or “BBB-” exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation. Obligations rated “AAA” are considered extremely strong. “AAA” is the highest rating possible on S&P’s rating scale.
     The ability to write reinsurance partially depends on an insurer’s financial condition and its financial strength ratings. These ratings are based on an insurance company’s ability to pay policyholder obligations and are not directed toward the protection of investors. Each of the Company’s credit ratings is considered investment grade. RGA’s ability to raise capital for its business and the cost of this capital is influenced by its credit ratings. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
Regulation
     RGA Reinsurance and RCM; Timberlake Reinsurance Company II (“Timberlake Re”); RGA Canada; General American Argentina Seguros de Vida, S.A. (“GA Argentina”); RGA Barbados and RGA Americas; RGA Global Reinsurance Company, Ltd. (“Global Re”); RGA Australia; RGA International Reinsurance Company (“RGA International”); Reinsurance Company of South Africa, Limited (“RGA South Africa”); and RGA UK are regulated by authorities in Missouri, South Carolina, Canada, Argentina, Barbados, Bermuda, Australia, Ireland, South Africa, and the United Kingdom, respectively. RGA Reinsurance is also subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Additionally, Missouri law imposes restrictions on the amounts and type of investments that insurance companies like RGA Reinsurance may hold.
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
     The Company’s reinsurance subsidiaries are required to file statutory financial statements in each jurisdiction in which they are licensed and may be subject to periodic examinations by the insurance regulators of the jurisdictions in which each is licensed, authorized, or accredited. To date, none of the regulator’s reports related to the Company’s periodic examinations have contained material adverse findings.

     Although some of the rates and policy terms of U.S. direct insurance agreements are regulated by state insurance departments, the rates, policy terms, and conditions of reinsurance agreements generally are not subject to regulation by any regulatory authority. However, the National Association of Insurance Commissioners (“NAIC”) Model Law on Credit for Reinsurance, which has been adopted in most states, imposes certain requirements for an insurer to take reserve credit for risk ceded to a reinsurer. Generally, the reinsurer is required to be licensed or accredited in the insurer’s state of domicile, or security must be posted for reserves transferred to the reinsurer in the form of letters of credit or assets placed in trust. The NAIC Life and Health Reinsurance Agreements Model Regulation, which has been passed in most states, imposes additional requirements for insurers to claim reserve credit for reinsurance ceded (excluding yearly renewable term reinsurance and non-proportional reinsurance). These requirements include bona fide risk transfer, an insolvency clause, written agreements, and filing of reinsurance agreements involving in force business, among other things.
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
     In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for the collateral.
     RGA Reinsurance and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the state of South Carolina. Both states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations prescribed or permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile.
     Capital Requirements
     Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC became effective for U.S. insurance companies in 1993. These guidelines, applicable to RGA Reinsurance and RCM, identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance and RCM maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company’s operations meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
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
     Under Missouri insurance laws and regulations, unless (i) certain filings are made with the Missouri Department of Insurance, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Missouri Director of Insurance, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.
     In addition to RGA, the Company owns several international holding companies. These international holding companies are subject to various regulations in their respective jurisdictions.
     Restrictions on Dividends and Distributions
     Current Missouri law (applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance) permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Missouri Director of Insurance. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2007 are approximately $55.7 million and $105.1 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. However, on December 19, 2006, RCM received approval from the Missouri Department of Insurance that allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Re, without limitation related to the level of unassigned surplus. Thus, RCM’s allowable dividend is $104.6 million to the extent that amount has been received from RGA Re. Historically, RGA has not relied on dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
     In contrast to current Missouri law, the NAIC Model Insurance Holding Company Act (the “Model Act”) defines an extraordinary dividend as a dividend or distribution which, together with dividends or distributions paid during the preceding twelve months, exceeds the lesser of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. The Company is unable to predict whether, when, or in what form Missouri will enact a new measure for extraordinary dividends.
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
     Pursuant to the South Carolina Director of Insurance, Timberlake Re may declare dividends after June 15, 2012 subject to a minimum Total Adjusted Capital threshold, as defined by the NAIC’s RBC regulation. Timberlake Re may pay dividends in accordance with any filed request to make such payments if the South Carolina Director of Insurance has approved such request. Dividend payments from other subsidiaries are subject to the regulations in the country of domicile.
     Default or Liquidation
     In the event of a default on any debt that may be incurred by RGA or the bankruptcy, liquidation, or other reorganization of RGA, the creditors and stockholders of RGA will have no right to proceed against the assets of RCM, RGA Reinsurance, RGA Canada, Timberlake Re, or other insurance or reinsurance company subsidiaries of RGA. If RCM or RGA Reinsurance were to be liquidated, such liquidation would be conducted by the Missouri Director of Insurance as the receiver with respect to such insurance company’s property and business. If RGA Canada were to be liquidated, such liquidation would be conducted pursuant to the general laws relating to the winding-up of Canadian federal companies as well as regulatory approvals/regulations. If Timberlake Re were to be liquidated, such liquidation would be conducted by the South Carolina Director of Insurance as receiver with respect to such insurance company’s property and business. In each case, all creditors of such insurance company, including, without limitation, holders of its reinsurance agreements and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions made to it prior to commencement of the liquidation proceedings, and, if the subsidiary was insolvent at the time of the distribution, shareholders of RGA might likewise be required to refund dividends subsequently paid to them.

     In addition to RCM and RGA Reinsurance, RGA has an interest in licensed insurance subsidiaries in Bermuda, Canada, Australia, Argentina, Barbados, Ireland, South Africa, and the United Kingdom. In the event of default or liquidation, the rules and regulations of the appropriate governing body in the country of incorporation would be followed.
     Federal Regulation
     Discussions continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. Judicial decisions narrowing the definition of what constitutes the “business of insurance” and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate-setting, underwriting, and claims management. Likewise, discussions continue in the Congress of the United States concerning potential future regulation of insurance and reinsurance at the Federal level. It is not possible to predict the effect of such decisions or changes in the law on the operation of the Company.
Underwriting
     Facultative. The Company has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of business written as well as its pricing. The Company’s underwriting process emphasizes close collaboration between its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology. These policies, procedures, and standards are documented in an electronic underwriting manual made available to all RGA underwriters. The Company regularly performs both internal and external reviews of its underwriters and underwriting process.
     The Company’s management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Company’s medical directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a difficult underwriting/mortality assessment. To assist its underwriters in making these assessments, the Company employs eight full-time medical directors as well as 14 medical consultants.
     Automatic. The Company’s management determines whether to write automatic reinsurance business by considering many factors, including the types of risks to be covered; the ceding company’s retention limit and binding authority, product, and pricing assumptions; and the ceding company’s underwriting standards, financial strength and distribution systems. For automatic business, the Company ensures that the underwriting standards and procedures of its ceding companies are compatible with those of RGA. To this end, the Company conducts periodic reviews of the ceding companies’ underwriting and claims personnel and procedures.
Operations
     Generally, the Company’s life business has been obtained directly, rather than through brokers. The Company has an experienced marketing staff that works to provide responsive service and maintain existing relationships.
     The Company’s administration, auditing, valuation and accounting departments are responsible for treaty compliance auditing, financial analysis of results, generation of internal management reports, and periodic audits of administrative practices and records. A significant effort is focused on periodic audits of administrative and underwriting practices, records, and treaty compliance of reinsurance clients.
     The Company’s claims departments review and verify reinsurance claims, obtain the information necessary to evaluate claims, and arrange for timely claims payments. Claims are subjected to a detailed review process to ensure that the risk was properly ceded, the claim complies with the contract provisions, and the ceding company is current in the payment of reinsurance premiums to the Company. In addition, the claims departments monitor both specific claims and the overall claims handling procedures of ceding companies.

Competition
     Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the North American life reinsurance market are currently the following, or their affiliates: Transamerica Occidental Life Insurance Company, a subsidiary of Aegon N.V., Swiss Re Life of America and Munich American Reinsurance Company. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, Hannover Reinsurance, and SCOR Global Reinsurance.
Employees
     As of December 31, 2006, the Company had 978 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, South Korea, Australia, China, Japan, Taiwan, South Africa, Spain, Poland, Germany, Italy, India and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at RGA and all of its subsidiaries are good.
C. Segments
     The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, joint and last survivor insurance, critical illness, as well as annuities, financial reinsurance, and direct premiums which include single premium pension annuities, universal life, and group life. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.
     The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Gross Premiums:
U.S.	$2,838.2	59.9	$2,652.2	62.8	$2,421.7	66.3
Canada	556.8	11.8	406.3	9.6	284.3	7.8
Europe & South Africa	630.0	13.3	591.1	14.0	506.0	13.9
Asia Pacific	708.6	15.0	569.8	13.5	434.2	11.9
Corporate and Other	2.0	—	2.5	0.1	3.2	0.1

Total	$4,735.6	100.0	$4,221.9	100.0	$3,649.4	100.0

Net Premiums:
U.S.	$2,653.5	61.1	$2,433.6	62.9	$2,212.5	66.1
Canada	429.4	9.9	343.1	8.9	253.9	7.6
Europe & South Africa	587.9	13.5	552.7	14.3	478.6	14.3
Asia Pacific	673.2	15.5	534.9	13.8	399.1	11.9
Corporate and Other	2.0	—	2.5	0.1	3.3	0.1

Total	$4,346.0	100.0	$3,866.8	100.0	$3,347.4	100.0

     The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the indicated periods. (The term “in force” refers to insurance policy face amounts or net amounts at risk.)
Reinsurance Business In Force by Segment
(in billions)

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
U.S.	$1,159.8	58.6	$1,083.7	62.4	$996.7	68.3
Canada	155.4	7.8	127.4	7.4	105.2	7.2
Europe & South Africa	345.2	17.4	280.1	16.1	247.3	17.0
Asia Pacific	319.9	16.2	245.4	14.1	109.7	7.5

Total	$1,980.3	100.0	$1,736.6	100.0	$1,458.9	100.0

     Reinsurance business in force reflects the addition or acquisition of new reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $176.2 billion, $44.0 billion, and $112.3 billion were released in 2006, 2005, and 2004, respectively.
     The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term “volume” refers to insurance policy face amounts or net amounts at risk.)
New Business Volume by Segment
(in billions)

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%
U.S.	$172.1	46.5	$186.7	52.7	$168.8	60.5
Canada	39.8	10.7	32.2	9.1	19.6	7.0
Europe & South Africa	105.1	28.4	110.7	31.3	68.9	24.7
Asia Pacific	53.4	14.4	24.5	6.9	21.8	7.8

Total	$370.4	100.0	$354.1	100.0	$279.1	100.0

     Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 16 — “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. Operations
     The U.S. operations represented 61.1%, 62.9% and 66.1% of the Company’s net premiums in 2006, 2005 and 2004, respectively. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. life insurance companies.
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
     Automatic business, including financial reinsurance treaties, is generated pursuant to treaties which generally require that the underlying policies meet the ceding company’s underwriting criteria, although a number of such policies may be rated substandard. In contrast to facultative reinsurance, reinsurers do not engage in underwriting assessments of each risk assumed through an automatic treaty.

     Because the Company does not apply its underwriting standards to each policy ceded to it under automatic treaties, the U.S. operations generally require ceding companies to keep a portion of the business written on an automatic basis, thereby increasing the ceding companies’ incentives to underwrite risks with due care and, when appropriate, to contest claims diligently.
     The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2006, 2005, and 2004, approximately 20.0%, 20.0%, and 20.9%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.
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
     In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2006, reinsurance of such policies was reflected in interest-sensitive contract reserves of $1.1 billion and policy loans of $1.0 billion.
Asset-Intensive Reinsurance
     Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of December 31, 2006, reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $5.1 billion.
     Annuities are normally limited by size of the deposit from any single depositor. Corporate-owned life insurance normally involves a large number of insureds associated with each deposit, and the Company’s underwriting guidelines limit the size of any single deposit. The individual policies associated with any single deposit are typically issued within pre-set guaranteed issue parameters. A significant amount of this business is written on a modified coinsurance or coinsurance with funds withheld basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and Note 4 — “Investments” in the Notes to Consolidated Financial Statements for additional information.
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
Financial Reinsurance
     The Company’s financial reinsurance sub-segment assists ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies’ financial strength and regulatory surplus position. The Company commits cash or assumes regulatory insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.
     The Company primarily targets highly rated insurance companies for financial reinsurance due to the credit risk associated with this business. A careful analysis is performed before providing any regulatory surplus enhancement to the ceding company. This analysis is intended to assure that the Company understands the risks of the underlying insurance product and that the surplus has a high likelihood of being repaid through the future profits of the business. If the future profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants tracks experience for each treaty on a quarterly basis in comparison to expected models. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on regulatory surplus created by this business.
Customer Base
     The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 87 of the top 100 U.S. life insurance companies, based on premiums, are clients. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business; existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2006, 54 non-affiliated clients each generated annual gross premiums of $5.0 million or more, and the aggregate gross premiums from these clients represented approximately 86.6% of U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
     MetLife and its affiliates (excluding the Company) generated approximately $294.6 million or 10.4% of U.S. operations gross premiums in 2006.
Canada Operations
     The Canada operations represented 9.9%, 8.9%, and 7.6% of the Company’s net premiums in 2006, 2005, and 2004, respectively. In 2006, the Canadian life operations assumed $39.8 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 87% of the 2006 recurring new business was written on an automatic basis.
     The Company operates in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada is a leading life reinsurer in Canada, based on new individual life insurance production, assisting clients with capital management and mortality risk management and is primarily engaged in traditional individual life reinsurance, as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance. Approximately 83.5% of RGA Canada’s premium income is derived from life reinsurance products.
     Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. During 2006, the two largest clients represented $144.3 million, or 25.9%, of gross premiums. Six other clients individually represented more than 5% of Canada’s gross premiums. Together, these six clients represented 35.8% of Canada’s gross premiums. The Canada operations compete with a small number of individual and group life reinsurers primarily on the basis of price, service, and financial strength.
     As of December 31, 2006, RGA Canada had two offices and maintained a staff of 84 people at the Montreal office and 18 people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.
Europe & South Africa Operations
     The Europe & South Africa operations represented 13.5%, 14.3%, and 14.3% of the Company’s net premiums in 2006, 2005, and 2004, respectively. This segment provides primarily life reinsurance to clients located in Europe, primarily in the UK and Spain, South Africa, Mexico and India. The principal types of business have been reinsurance of life products through yearly renewable term and coinsurance agreements and the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness. These agreements may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 33.1% of the total gross premiums for this segment in 2006. The segment’s five largest clients, all part of the Company’s UK operations, generated approximately $452.6 million, or 71.8%, of the segment’s gross premiums in 2006.
     During 2000, RGA UK began operating in the UK, where an increasing number of insurers are ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis, creating what the Company believes are reinsurance opportunities. The reinsurers present in the market include the large global companies with which RGA also competes in other markets. In 2006, the UK operation generated approximately 77.3% of the segment’s gross premiums.

     In 1998, the Company established RGA South Africa, with offices in Cape Town and Johannesburg, to provide life reinsurance in South Africa. In South Africa, the Company’s subsidiary has managed to establish a substantial position in the individual facultative market, through excellent service and competitive pricing, and has gained an increasing share in the automatic market. Life reinsurance is also provided on group cases. The Company is concentrating on the life insurance market, as opposed to competitors that are also in the health market.
     In Spain, the Company has business relationships with more than thirty companies covering both individual and group life business. During 1998, a representative office was opened in Mexico City to directly assist clients in this market. In 2002, RGA opened a representative office in India marketing life reinsurance support on individual and group business. During 2006, RGA opened a representative office in Poland to directly assist clients in the central and eastern European market.
     RGA’s subsidiaries in the UK and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company’s corporate staff in the U.S. Divisional management through RGA International Corporation (Nova Scotia ULC), based in Toronto, also provides services for these markets. As of December 31, 2006, this segment employed 33 people in Toronto, 48 people in the UK, 45 people in South Africa, nine people in mainland Europe, eight people in Mexico, 24 people in India and 14 people in St. Louis.
Asia Pacific Operations
     The Asia Pacific operations represented 15.5%, 13.8%, and 11.9% of the Company’s net premiums in 2006, 2005, and 2004, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices in Hong Kong, Japan, South Korea, and New Zealand, representative offices in China, and Taiwan, and a regional office in Sydney. The Company also established a reinsurance subsidiary in Australia in January 1996.
     During 2006, the six largest clients, three in Australia, two in Korea and one in Japan, generated approximately $312.2 million, or 44.1% of the total gross premiums for the Asia Pacific operations. The Australian business, as a whole, generated approximately $276.8 million, or 39.1% of the total gross premiums for the Asia Pacific operations in 2006.
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
     Within the Asia Pacific segment, as of December 31, 2006, 18 people were on staff in the Hong Kong office, 37 people were on staff in the Japan office, seven people were on staff in the Taiwan office, 17 people were on staff in the South Korean office, five people were on staff in the Beijing office, 26 people were on staff in the Sydney regional office, 12 were on staff at the St. Louis office, and RGA Australian Holdings maintained a staff of 48 people. The Hong Kong, Japan, Taiwan, Beijing and South Korea offices primarily provide marketing and underwriting services to the direct life insurance companies with other service support provided directly by the Company’s U.S. and Sydney regional operations. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and Sydney regional operations.
Corporate and Other
     Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains or losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company’s Argentine privatized pension business, which is currently in run-off, an insignificant amount of direct insurance operations in Argentina, and the investment income and expense associated with the Company’s collateral finance facility. The Company has maintained its ownership of the direct insurance operations in Argentina but has reached an agreement as of December 31, 2006 to transfer the majority of the underlying insurance policies to an unrelated third party. Total future policy benefits and other liabilities associated with this business totaled approximately $6.9 million as of December 31, 2006. The transfer received regulatory approval on February 13, 2007 and will be reflected in the Company’s consolidated financial statements for the quarter ended March 31, 2007. The Company does not expect a significant gain or loss upon transfer of this business to the third party.
Discontinued Operations
     As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company’s discontinued accident and health division may be found in Note 20 — “Discontinued Operations” in the Notes to Consolidated Financial Statements.
D. Financial Information About Foreign Operations
     The Company’s foreign operations are primarily in Canada, the Asia Pacific region, and Europe & South Africa. Revenue, income (loss), which includes investment related gains (losses) before income tax, interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 16 — “Segment Information” in the Notes to Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, as described in Item 1A — “Risk Factors”, the Company’s financial position and results of operations have not been materially adversely affected thereby to date.
E. Available Information
     Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website (www.rgare.com) as soon as reasonably practicable after the Company electronically files (www.sec.gov) such reports with the Securities and Exchange Commission. Information provided on such websites does not constitute part of this Annual Report on Form 10-K.
Item 1A. RISK FACTORS
     In the Risk Factors below, we refer to the Company as “we,” “us,” or “our”. Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations, or financial condition and could result in a loss of your investment.
Risks Related to Our Business
A downgrade in our ratings or in the ratings of our reinsurance subsidiaries could adversely affect our ability to compete.
     Ratings are an important factor in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company’s ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company’s control.
     On September 19, 2006, A.M. Best reaffirmed our ratings and revised the outlook for all ratings from “negative"' to “stable” based on various factors including our strong North American franchise, new business growth, adequate risk-adjusted capitalization, a better spread of risk due to international expansion, and a positive trend in GAAP operating earnings. A.M. Best further noted that on a historic basis, our ratings benefited from the ownership of a majority of our outstanding common shares by MetLife, which is described below under “MetLife is our majority shareholder and may retain a significant percentage of our outstanding common stock until the completion of any offering; its interests may differ from the interests of RGA and our other security holders”. A. M. Best currently believes that MetLife views us as more of an investment than a strategic part of its overall operations. Accordingly, A. M. Best is uncertain as to MetLife’s commitment to us over the longer term, and thus, is rating us primarily on a stand-alone basis. On November 21, 2006, Standard & Poor’s reaffirmed our ratings and MetLife’s ratings and the outlook was revised from “negative” to “stable”. The negative outlook and subsequent revision were due to various factors at MetLife regarding their 2005 acquisition of Citigroup’s insurance operations. We cannot predict what actions ratings agencies may take or the timing thereof, or what actions we may be required to take in response to the actions of rating agencies, which could adversely affect our business.
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
We make assumptions when pricing our products relating to mortality, morbidity, lapsation and expenses, and significant deviations in actual experience could negatively affect our financial results.
     Our reinsurance contracts expose us to mortality risk, which is the risk that the level of death claims may differ from that which we assumed in pricing our life, critical illness and annuity reinsurance contracts. Some of our reinsurance contracts expose us to morbidity risk, which is the risk that an insured person will become critically ill or disabled. Our risk analysis and underwriting processes are designed with the objective of controlling the quality of the business and establishing appropriate pricing for the risks we assume. Among other things, these processes rely heavily on our underwriting, our analysis of mortality and morbidity trends, lapse rates, expenses and our understanding of medical impairments and their effect on mortality or morbidity.
     We expect mortality, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain fairly constant over the long term. Mortality, morbidity or lapse experience that is less favorable than the mortality, morbidity or lapse rates that we used in pricing a reinsurance agreement will negatively affect our net income because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular quarter or year. Likewise, adverse experience could impair our ability to offset certain unamortized deferred acquisition costs and adversely affect our net income in any particular quarter or year.
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
If our investment strategy is not successful, we could suffer unexpected losses.
     The success of our investment strategy is crucial to the success of our business. In particular, we structure our investments to match our anticipated liabilities under reinsurance treaties to the extent we believe necessary. If our calculations with respect to these reinsurance liabilities are incorrect, or if we improperly structure our investments to match such liabilities, we could be forced to liquidate investments prior to maturity at a significant loss.
     Our investment guidelines also permit us to invest up to 5% of our investment portfolio in non-investment grade fixed maturity securities. While any investment carries some risk, the risks associated with lower-rated securities are greater than the risks associated with investment grade securities. The risk of loss of principal or interest through default is greater because lower-rated securities are usually unsecured and are often subordinated to an issuer’s other obligations. Additionally, the issuers of these securities frequently have high debt levels and are thus more sensitive to difficult economic conditions, individual corporate developments and rising interest rates which could impair an issuer’s capacity or willingness to meet its financial commitment on such lower-rated securities. As a result, the market price of these securities may be quite volatile, and the risk of loss is greater.
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
MetLife is our majority shareholder and its interests may differ from the interests of RGA and our other security holders.
     At December 31, 2006, MetLife was the beneficial owner of approximately 52.5% of our outstanding common stock. MetLife has disclosed that it continuously evaluates our businesses and prospects, alternative investment opportunities and other factors deemed relevant in determining whether additional shares of our common stock will be acquired by MetLife or whether it will dispose of shares of our common stock. Additionally, it indicated that, at any time, depending on market conditions, the trading prices for our common stock, the actions taken by our board of directors, alternative investment opportunities and the outlook for RGA, MetLife may acquire additional shares of our common stock or may dispose of some or all of the shares of our common stock beneficially owned by MetLife, in either case in the open market, in privately negotiated transactions or otherwise. Pursuant to MetLife’s request, we have registered its common stock holdings in us pursuant to a shelf registration statement.
     As a result of MetLife’s ownership position, until it disposes of some or all of the 32,243,539 shares of our common stock it beneficially owns, MetLife may continue to have the ability to significantly influence matters requiring shareholder approval, including without limitation, the election and removal of directors, and mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In the event MetLife retains significant share ownership, it would continue to be a substantial shareholder and control voting power that would allow it to prevent certain amendments to our articles of incorporation, which means that MetLife could continue to exert significant, although reduced, influence on us. In addition, at least as long as it is our majority shareholder, MetLife is required to consolidate our results of operations into MetLife’s financial statements. As a result, our board of directors, including the members who are also employed by or affiliated with MetLife, may consider not only the short-term and long-term effect of operating decisions on us, but also the effect of such decisions on MetLife and its affiliates.
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
     Significant changes in interest rates expose reinsurance companies to the risk of reduced investment income or actual losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts. Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of rising interest rates, we may be contractually obligated to increase the crediting rates on our reinsurance contracts that have cash values. However, we may not have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates on our reinsurance contracts. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on underlying annuity products related to certain of our reinsurance contracts. While we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, we cannot assure you that changes in interest rates will not affect our interest rate spreads.

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
We operate in a highly competitive industry, which could limit our ability to gain or maintain market share.
     The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market. We believe our primary competitors in the North American life reinsurance market are currently the following, or their affiliates. Transamerica Occidental Life Insurance Company, a subsidiary of Aegon, N.V., Swiss Re Life of America and Munich American Reinsurance Company. We believe our primary competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, Hannover Reinsurance and SCOR Global Reinsurance. Many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, our ability to maintain strong financial strength ratings from rating agencies, pricing and other terms and conditions of reinsurance agreements, and our reputation, service, and experience in the types of business that we underwrite. However, competition from other reinsurers could adversely affect our competitive position.
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
     We reinsure, or retrocede, business to affiliated and unaffiliated reinsurers to reduce the amount of regulatory reserves and capital we are required to hold in various jurisdictions. The regulatory requirements may be significantly higher than the reserves required under GAAP. A regulation in the U.S., commonly referred to as Regulation XXX, has significantly increased the level of regulatory, or statutory, reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. The degree to which these reserves will increase and the ultimate level of reserves will depend upon the mix of our business and future production levels in the United States. Based on the assumed rate of growth in our current business plan, and the increasing level of regulatory reserves associated with some of this business, we expect the amount of required regulatory reserves to grow significantly.
     In order to reduce the effect of Regulation XXX, our principal U.S. operating subsidiary, RGA Reinsurance, has retroceded Regulation XXX related reserves to affiliated and unaffiliated reinsurers. Additionally, some of our reinsurance subsidiaries in other jurisdictions enter into various reinsurance arrangements with affiliated and unaffiliated reinsurers from time to time in order to reduce their statutory capital and reserve requirements. As a general matter, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of collateral. Such collateral may be provided through a capital markets securitization, in the form of a letter of credit from a commercial bank or through the placement of assets in trust for our benefit.
     In connection with these reserve requirements, we face the following risks:
•	The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs.

•	We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital.

•	If we, or our retrocessionaires, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels that apply to us, unless we are able to raise additional capital to contribute to our operating subsidiaries.

•	Because term life insurance is a particularly price-sensitive product, any increase in insurance premiums charged on these products by life insurance companies, in order to compensate them for the increased statutory reserve requirements or higher costs of insurance they face, may result in a significant loss of volume in their, and as a result, our life reinsurance operations.
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
     We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of the foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 36% of our revenues and 28% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2006. We generally do not use derivatives to hedge foreign currency exposures and cannot predict whether exchange rate fluctuations will significantly harm our operations or financial results in the future.
Acquisitions and significant transactions involve varying degrees of inherent risk that could affect our profitability.
     We have made, and may in the future make, strategic acquisitions, either of selected blocks of business or other companies. Acquisitions may expose us to operational challenges and various risks, including:
•	the ability to integrate the acquired business operations and data with our systems;

•	the availability of funding sufficient to meet increased capital needs;

•	the ability to hire management personnel required for expanded operations;

•	the ability to fund cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; and

•	the possibility that the value of investments acquired in an acquisition, may be lower than expected or may diminish due to credit defaults or changes in interest rates and that liabilities assumed may be greater than expected (due to, among other factors, less favorable than expected mortality or morbidity experience).
     A failure to successfully manage the operational challenges and risks associated with or resulting from significant transactions, including acquisitions, could adversely affect our financial condition or results of operations.
We depend on the performance of others, and their failure to perform in a satisfactory manner could negatively affect us.
     In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2006, the reinsurers participating in our retrocession facilities that have been reviewed by A.M. Best Company, were rated “B++"', the fifth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.

     We rely upon our insurance company clients to provide timely, accurate information. We may experience volatility in our earnings as a result of erroneous or untimely reporting from our clients. We work closely with our clients and monitor their reporting to minimize this risk. We also rely on original underwriting decisions made by our clients. We cannot assure you that these processes or those of our clients will adequately control business quality or establish appropriate pricing.
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
     For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company were to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We would attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. To mitigate some of this risk, we help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2006, interest earned on funds withheld represented 4.9% of our consolidated revenues. Funds withheld at interest totaled $4.1 billion and $3.5 billion as of December 31, 2006 and 2005, respectively.
     As with all financial services companies, our ability to conduct business depends on consumer confidence in the industry and our financial strength. Actions of competitors, and financial difficulties of other companies in the industry, and related adverse publicity, could undermine consumer confidence and harm our reputation.
The occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.
     In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service, data and reports. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information and our employees ability to perform their job responsibilities.
Our obligations to pay claims, including settlements or awards, on closed or discontinued lines of business may exceed the reserves we have established to cover such claims and may require us to establish additional reserves, which would reduce our net income.
     As of December 31, 1998, we formally reported our accident and health division as a discontinued operation. The accident and health operation was placed into run-off, and all treaties were terminated at the earliest possible date. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Accordingly, we expect to pay claims out of existing reserves over a number of years as the level of business diminishes. We are a party to a number of disputes relating to the accident and health operation, some of which are currently in arbitration or may be subject to arbitration in the future. We have established reserves for some of these treaties based upon our estimates of the expected claims, including settlement or arbitration outcomes. As of January 31, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $24.1 million, which is $23.4 million in excess of the amount we held as reserves.
     If the amount of claims, including awards or settlements, resulting from this discontinued line of business, exceeds our current reserves, we may incur future charges to pay these claims and may need to establish additional reserves. It is possible that an adverse outcome could, from time to time, have a material adverse effect on our consolidated net income in particular quarterly or annual periods.

We have risks associated with our international operations.
     In 2006, approximately 29.0% of our net premiums and $116.8 million of income from continuing operations before income taxes came from our operations in Europe, South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:
•	managing the growth of these operations effectively, particularly the recent rates of growth;

•	changes in mortality and morbidity experience and the supply and demand for our products that are specific to these markets and that may be difficult to anticipate;

•	political and economic instability in the regions of the world where we operate;

•	uncertainty arising out of foreign government sovereignty over our international operations; and

•	potentially uncertain or adverse tax consequences, including regarding the repatriation of earnings from our non-U.S. subsidiaries.
     We cannot assure you that we will be able to manage these risks effectively or that they will not have an adverse effect on our business, financial condition or results of operations.
Risks Related to Ownership of Our Common Stock
The market price for our common stock may be highly volatile.
     The market price for our common stock has fluctuated, ranging between $45.55 and $58.65 per share for the 52 weeks ended December 31, 2006. The overall market and the price of our common stock may continue to be volatile. There may be a significant effect on the market price for our common stock due to, among other things:
•	changes in investors’ and analysts’ perceptions of the risks and conditions of our business, including those that may result from any potential sale of some or all of the shares of our common stock owned by MetLife;

•	the size of the public float of our common stock;

•	the announcement of acquisitions by us or our competitors;

•	variations in our anticipated or actual operating results or the results of our competitors;

•	fluctuations in foreign currency exchange rates;

•	regulatory developments;

•	market conditions; and

•	general economic conditions.
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
     Our common stock is traded on the New York Stock Exchange. During the twelve months ended December 31, 2006 the average daily trading volume for our common stock as reported by the NYSE was 193,777 shares. As a result, relatively small trades may have a significant effect on the price of our common stock.
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
      In particular, our articles of incorporation, bylaws and Missouri law:
•	restrict various types of business combinations with significant shareholders;

•	provide for a classified board of directors;

•	limit the right of shareholders to remove directors or change the size of the board of directors;

•	limit the right of shareholders to fill vacancies on the board of directors;

•	limit the right of shareholders to call a special meeting of shareholders or propose other actions;

•	require unanimity for shareholders to act by written consent, in accordance with Missouri law;

•	require a higher percentage of shareholders than would otherwise be required under Missouri law to amend, alter, change or repeal some of the provisions of our articles of incorporation;

•	provide that our bylaws may be amended only by the majority vote of the entire board of directors, and shareholders will not be able to amend the bylaws without first amending the articles of incorporation; and

•	authorize the issuance of preferred stock with any voting powers, designations, preferences and relative, participating, optional or other special rights, and qualifications, limitations or restrictions of such rights as may be specified by our board of directors, without shareholder approval.
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
     Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commission of the state where the domestic insurer is domiciled. Missouri insurance laws and regulations provide that no person may acquire control of us, and thus indirect control of our Missouri reinsurance subsidiaries, including RGA Reinsurance, unless:
•	such person has provided certain required information to the Missouri Department of Insurance, and

•	such acquisition is approved by the Missouri Director of Insurance after a public hearing.
     Under Missouri insurance laws and regulations, any person acquiring 10% or more of the outstanding voting securities of a corporation, such as our common stock, is presumed to have acquired control of that corporation and its subsidiaries.
     Canadian federal insurance laws and regulations provide that no person may directly or indirectly acquire “control’’ of or a “significant interest’’ in our Canadian insurance subsidiary, RGA Canada, unless:
•	such person has provided information, material and evidence to the Canadian Superintendent of Financial Institutions as required by him, and

•	such acquisition is approved by the Canadian Minister of Finance.
     For this purpose, “significant interest"' means the direct or indirect beneficial ownership by a person, or group of persons acting in concert, of shares representing 10% or more of a given class. “Control"' of an insurance company exists when:
•	a person, or group of persons acting in concert, beneficially owns or controls an entity that beneficially owns securities, such as our common stock, representing more than 50% of the votes entitled to be cast for the election of directors and such votes are sufficient to elect a majority of the directors of the insurance company, or

•	a person has any direct or indirect influence that would result in control in fact of an insurance company.

     Prior to granting approval of an application to directly or indirectly acquire control of a domestic or foreign insurer, an insurance regulator may consider such factors as the financial strength of the applicant, the integrity of the applicant’s board of directors and executive officers, the applicant’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control.
Item 1B. UNRESOLVED STAFF COMMENTS
     The Company has no unresolved staff comments from the Securities and Exchange Commission.
Item 2. PROPERTIES
U.S. operations and Corporate and Other operations
     RGA Reinsurance houses its employees and the majority of RGA’s officers in approximately 167,000 square feet of office space at 1370 Timberlake Manor Parkway, Chesterfield, Missouri. These premises are leased through December 31, 2014, at annual rents ranging from approximately $2,100,000 to $2,900,000. RGA Reinsurance also conducts business from a total of approximately 1,400 square feet of office space in Norwalk, Connecticut and North Palm Beach, Florida. These premises are leased through December 2007, at an annual rent of approximately $39,000. GA Argentina, part of the Corporate and Other operations, conducts business from approximately 6,200 square feet of office space in Buenos Aires. These premises are leased through July 2008, at annual rents of approximately $38,000.
Canada operations
     RGA Canada conducts business from approximately 27,000 square feet of office space in Montreal and Toronto, Canada. These premises are leased through November 2016, at annual rents ranging from approximately $650,000 to $750,000. These rents are net of expected sublease income of approximately $353,000 annually through 2010.
Europe & South Africa operations
     RGA International conducts business from a total of approximately 1,100 square feet of office space in Cologne and Warsaw. These premises are leased through August 2007 at total rents of approximately $32,000. RGA Reinsurance also conducts business from a total of approximately 6,000 square feet of office space in Madrid and Mexico City. These premises are leased through November 2007, at total annual rents of approximately $156,000. RGA International, which also provides support functions for the Asia Pacific operations, conducts business from approximately 9,900 square feet of office space in Toronto. These premises are leased through August 2007, at annual rents of approximately $345,000. RGA UK conducts business from approximately 6,400 square feet of office space in London. These premises are leased through April 2010, at annual rents of approximately $656,000. RGA South Africa conducts business from approximately 12,800 square feet of office space in Cape Town and Johannesburg. These premises are leased through June 2009, at annual rents of approximately $110,000. RGA Services India Private Limited conducts business from approximately 3,000 square feet of office space in Mumbai. These premises are leased through July 2011, at annual rents of approximately $36,000.
Asia Pacific operations
     RGA Reinsurance also conducts business from a total of approximately 31,000 square feet of office space in Hong Kong, Tokyo, Taipei, Seoul and Beijing. These premises are leased through January 2011, at annual rents of approximately $1,870,000. RGA Australia conducts business from approximately 17,000 square feet of office space in Sydney. These premises are leased through January 2010, at annual rents of approximately $538,000.
     The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for its current and projected future requirements.
Item 3. LEGAL PROCEEDINGS
     The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers’ compensation carve- out business. The Company is also a party to a threatened arbitration related to its life reinsurance business. As of January 31, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $27.3 million, which is $26.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20 — “Discontinued Operations” in the Notes to Consolidated Financial Statements for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in particular quarterly or annual periods.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters that were submitted to a vote of security holders during the fourth quarter of 2006.
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Information about the market price of the Company’s common equity, dividends and related stockholder matters is contained in Item 8 under the caption “Quarterly Data (Unaudited)” and in Item 1 under the caption Regulation — “Restrictions on Dividends and Distributions”. Additionally, insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation — “Restrictions on Dividends and Distributions”. See Item 8, Note 3 — “Stock Transactions” in the Notes to Consolidated Financial Statements for information regarding board approved stock repurchase plans.
     The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

Number of securities
	Number of securities to be	Weighted-average exercise		remaining available for
	issued upon exercise of	price of outstanding		future issuance under
	outstanding options, warrants	options,		equity
Plan category	and rights	warrants and rights		compensation plans
Equity compensation plans approved by security holders	3,221,197 (1)	$34.39	(2)(3)	553,835 (4)
Equity compensation plans not approved by security holders	—	—		—
Total	3,221,197	$34.39		553,835

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan — 3,153,291; Flexible Stock Plan for Directors — 38,433; and Phantom Stock Plan for Directors — 29,473

(2)	Does not include 392,180 performance contingent units outstanding under the Flexible Stock Plan or 29,473 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan ($34.43) and Flexible Stock Plan for Directors ($31.55).

(4)	Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan — 413,799; Flexible Stock Plan for Directors — 108,653; and Phantom Stock Plan for Directors — 31,383.

Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2001 and ending December 31, 2006. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard and Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Reinsurance Group Of America, Incorporated, The S & P 500 Index
And The S & P Life & Health Insurance Index
* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.
Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
Reinsurance Group of America, Incorporated	100.00	82.04	117.96	148.84	147.90	173.71
S &P500	100.00	77.90	100.24	111.15	116.61	135.03
S & P Life & Health Insurance	100.00	83.77	106.47	130.04	159.32	185.63
Copyright ® 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

Item 6. SELECTED FINANCIAL DATA
     The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

Years ended December 31,	2006	2005	2004	2003	2002
Income Statement Data (1)
Revenues:
Net premiums	$4,346.0	$3,866.8	$3,347.4	$2,643.2	$1,980.7
Investment income, net of related expenses	779.7	639.2	580.5	465.6	374.5
Investment related gains (losses), net	(4.0)	13.6	29.5	5.3	(14.6)
Change in value of embedded derivatives (2)	6.5	7.4	26.1	43.6	—
Other revenues	65.5	57.7	55.4	47.3	41.4

Total revenues	5,193.7	4,584.7	4,038.9	3,205.0	2,382.0

Benefits and expenses:
Claims and other policy benefits	3,488.4	3,187.9	2,678.5	2,108.4	1,539.5
Interest credited	244.8	208.4	198.9	179.7	126.7
Policy acquisition costs and other insurance expenses	712.6	629.3	591.0	458.2	391.5
Change in deferred acquisition costs associated with change in value of embedded derivatives (2)	3.7	7.0	22.9	30.7	—
Other operating expenses	204.4	154.4	140.0	119.6	94.8
Interest expense	62.0	41.4	38.4	36.8	35.5
Collateral finance facility expense (3)	26.4	—	—	—	—

Total benefits and expenses	4,742.3	4,228.4	3,669.7	2,933.4	2,188.0

Income from continuing operations before income taxes	451.4	356.3	369.2	271.6	194.0
Provision for income taxes	158.1	120.7	123.9	93.3	65.5

Income from continuing operations	293.3	235.6	245.3	178.3	128.5
Loss from discontinued accident and health operations, net of income taxes	(5.1)	(11.4)	(23.0)	(5.7)	(5.7)
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.4)	0.5	—

Net income	$288.2	$224.2	$221.9	$173.1	$122.8

Basic Earnings Per Share (1)
Continuing operations	$4.79	$3.77	$3.94	$3.47	$2.60
Discontinued operations	(0.08)	(0.19)	(0.37)	(0.11)	(0.11)
Accounting change	—	—	(0.01)	0.01	—

Net income	$4.71	$3.58	$3.56	$3.37	$2.49

Diluted Earnings Per Share (1)
Continuing operations	$4.65	$3.70	$3.90	$3.46	$2.59
Discontinued operations	(0.08)	(0.18)	(0.37)	(0.11)	(0.12)
Accounting change	—	—	(0.01)	0.01	—

Net income	$4.57	$3.52	$3.52	$3.36	$2.47
Weighted average diluted shares, in thousands	63,062	63,724	62,964	51,598	49,648
Dividends per share on common stock	$0.36	$0.36	$0.27	$0.24	$0.24

Balance Sheet Data (1)
Total investments	$14,612.9	$12,331.5	$10,564.2	$8,883.4	$6,650.2
Total assets	19,036.8	16,193.9	14,048.1	12,113.4	8,892.6
Policy liabilities	13,354.5	11,726.3	10,314.5	8,811.8	6,603.7
Long-term debt	676.2	674.4	349.7	398.1	327.8
Collateral finance facility (3)	850.4	—	—	—	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158.7	158.6	158.4	158.3	158.2
Total stockholders’ equity	2,815.4	2,527.5	2,279.0	1,947.7	1,222.5
Total stockholders’ equity per share	$45.85	$41.38	$36.50	$31.33	$24.72

Operating Data (in billions) (1)
Assumed ordinary life reinsurance in force	$1,980.3	$1,736.6	$1,458.9	$1,252.2	$758.9
Assumed new business production	370.4	354.1	279.1	544.4	230.0

(1)	During December 2003, the Company completed a large coinsurance agreement with Allianz Life Insurance Company of North America.

(2)	In April 2003, the Financial Accounting Standards Board cleared Statement of Financial Accounting Standards No. 133 Interpretation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments that Incorporate Credit Risk Exposures are Unrelated or only Partially Related to the Creditworthiness of the Obligor under Those instruments,” (“Issue B36”). The Company adopted that the provisions of Issue B36 during the fourth quarter of 2003. For more information, see Note 2 - “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

(3)	During 2006, the Company’s subsidiary, Timberlake Financial, issued $850.0 million floating rate insured notes. See Note 15 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking and Cautionary Statements
     This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including, among others, statements relating to projections of the strategies, earnings, revenues, income or loss, ratios, future financial performance, and growth potential of the Company. The words “intend,” “expect,” “project,” “estimate,” “predict,” “anticipate,” “should,” “believe,” and other similar expressions also are intended to identify forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results, performance, and achievements could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.
     Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity, lapsation or claims experience, (2) changes in the Company’s financial strength and credit ratings or those of MetLife, the beneficial owner of a majority of the Company’s common shares, or its subsidiaries, and the effect of such changes on the Company’s future results of operations and financial condition, (3) inadequate risk analysis and underwriting, (4) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (7) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (8) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (9) adverse litigation or arbitration results, (10) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (11) the stability of and actions by governments and economies in the markets in which the Company operates, (12) competitive factors and competitors’ responses to the Company’s initiatives, (13) the success of the Company’s clients, (14) successful execution of the Company’s entry into new markets, (15) successful development and introduction of new products and distribution opportunities, (16) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (17) regulatory action that may be taken by state Departments of Insurance with respect to the Company, MetLife, or its subsidiaries, (18) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (19) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (20) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (21) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (22) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
     Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A — “Risk Factors”.
Overview
     RGA is an insurance holding company that was formed on December 31, 1992. As of December 31, 2006, General American, a Missouri life insurance company, directly owned approximately 52.5% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, a New York-based insurance and financial services holding company.
     The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RGA Barbados, RGA Canada, RGA Americas, RGA Australia and RGA UK as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the “Company”).

     The Company is primarily engaged in traditional individual life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. Approximately 71.0% of the Company’s 2006 net premiums were from its more established operations in North America, which include its U.S. and Canada segments.
     The Company believes it is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. The Company believes, based on an industry survey prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), that it has the second largest market share in North America as measured by life insurance in force. The Company’s approach to the North American market has been to:
•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
     In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has subsidiaries, branches or representative offices in Australia, Barbados, Bermuda, China, Hong Kong, India, Ireland, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom. These operations are included in either the Company’s Asia Pacific segment or its Europe & South Africa segment. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on Standard & Poor’s Global Reinsurance Highlights, 2006 Edition, the Company believes it is the third largest life reinsurer in the world based on 2005 gross life reinsurance premiums. While the Company believes information published by Standard & Poor’s is generally reliable, the Company has not independently verified the data. Standard & Poor’s does not guarantee the accuracy and completeness of the information. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
Industry Trends
     The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has more than doubled from $3.2 trillion in 1999 to $7.0 trillion at year-end 2005. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a smaller percentage of new business was reinsured in 2005 than previous years, which has caused premium growth rates in the U.S. life reinsurance market to moderate from previous years. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
     Increased Capital Sensitivity. Regulatory environments, rating agencies and competitive business pressures are causing life insurers to reinsure as a means to:
•	manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital they need to maintain;

•	release capital to pursue new business initiatives; and

•	unlock the capital supporting, and value embedded in, non-core product lines.
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations in recent years within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2005, the top five companies held approximately 77.6% of the market share in North America based on life reinsurance in force, whereas in 1999, the top five companies held approximately 56.8% of the market share. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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
Changing Demographics of Insured Populations. The aging of the population in North America is increasing demand for financial products among “baby boomers” who are concerned about protecting their peak income stream and are considering retirement and estate planning. The Company believes that this trend is likely to result in continuing demand for annuity products and life insurance policies, larger face amounts of life insurance policies and higher mortality risk taken by life insurers, all of which should fuel the need for insurers to seek reinsurance coverage.
     The Company continues to follow a two-part business strategy to capitalize on industry trends.
Continue Growth of Core North American Business. The Company’s strategy includes continuing to grow each of the following components of its North American operations:
•	Facultative Reinsurance. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients.

•	Automatic Reinsurance. The Company intends to expand its presence in the North American automatic reinsurance market by using its mortality expertise and breadth of products and services to gain additional market share.

•	In Force Block Reinsurance. The Company anticipates additional opportunities to grow its business by reinsuring “in force block” insurance, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity. The Company took advantage of one such opportunity in 2003 when it assumed the traditional life reinsurance business of Allianz Life.
Continue Expansion Into Selected Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its core North American business platform to continue its expansion into selected markets and products, including:
•	International Markets. Management believes that international markets offer opportunities for growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990’s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company’s most recent expansions took place in 2005, when the Company received regulatory approval to open a representative office in China, and in 2006 when the Company opened a representative office in Poland. Before entering new markets, the Company evaluates several factors including:
o	the size of the insured population,

o	competition,

o	the level of reinsurance penetration,

o	regulation,

o	existing clients with a presence in the market, and

o	the economic, social and political environment.
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
•	Asset-intensive and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive and other products. To date, most of the Company’s asset-intensive business and other products have been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future.
Financial Objectives
     The Company sets various consolidated financial and operating goals for the intermediate period (next three to five years) including:
▪	Achieving a return on stockholders’ equity of 12%; and

▪	Achieving annual earnings per share growth of 12%.
     Additionally, the Company has financial growth expectations for various operating segments for the intermediate period (next three to five years). In its U.S. and Canada operations, the Company expects growth rates for premium and income before income taxes of 8% to 10%. The Company’s newer international operations, which include Europe & South Africa, and Asia Pacific, are subject to more volatility. For these newer international operations, the Company anticipates growth in premium and income before income taxes of 12% to 15% over the intermediate term (next three to five years).
     These goals and expectations are aspirational and you should not rely on them. The Company can give no assurance that it will be able to approach or meet any of these goals, and it may fall short of any or all of them. See “Forward-Looking and Cautionary Statements” and Item 1A — “Risk Factors”.
Results of Operations
     The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions.
     The Company’s primary business is life reinsurance, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or voluntary surrenders of underlying policies, deaths of insureds, and the exercise of recapture options by ceding companies.
     Consolidated assumed insurance in force increased from $1.7 trillion for the year ended December 31, 2005 to $2.0 trillion for the year ended December 31, 2006. Assumed new business production for 2006 totaled $370.4 billion compared to $354.1 billion in 2005 and $279.1 billion in 2004.
     As is customary in the reinsurance business, life insurance clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected currently.
     The Company’s profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year.

     Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims over a number of years as the level of business diminishes. The Company will report a loss to the extent claims and related expenses exceed established reserves. During 2004, the accident and health division reported a net loss of $23.0 million, due to claim payments in excess of established reserves, an arbitration settlement and legal fees. See Note 20 — “Discontinued Operations” in the Notes to Consolidated Financial Statements.
     The Company has five main operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance primarily to domestic clients. The Canada operations provide insurers with reinsurance of traditional life products as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions, Argentine business in run-off, and the investment income and expense associated with the Company’s collateral finance facility. The Company’s discontinued accident and health business is excluded from continuing operations. The Company measures segment performance based on profit or loss from operations before income taxes.
     Effective January 1, 2006 the Company changed its method of allocating capital to its segments from a method based upon regulatory capital requirements to one based on underlying economic capital levels. The economic capital model is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. This is in contrast to the standardized regulatory risk based capital formula, which is not as refined in its risk calculations with respect to each of the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) is credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. The prior period segment results have been adjusted to conform to the new allocation methodology.
     Consolidated income from continuing operations increased 24.5% in 2006 to $293.3 million and decreased 4.0% in 2005 to $235.6 million. Diluted earnings per share from continuing operations were $4.65 for 2006 compared to $3.70 for 2005 and $3.90 for 2004. A majority of the Company’s earnings during these years were attributed primarily to traditional reinsurance results in the U.S.
     Consolidated investment income increased 22.0% and 10.1% during 2006 and 2005, respectively. These increases related to a growing invested asset base due to positive cash flows from the Company’s mortality operations and deposits from several annuity reinsurance treaties, offset, in part, by slightly declining invested asset yields primarily due to a decline in prevailing interest rates. The cost basis of invested assets increased by $2.3 billion, or 19.7%, in 2006 and increased $1.6 billion, or 15.9%, in 2005. A significant portion of the increase in invested assets in 2006 is related to the Company’s investment of the net proceeds from its collateral finance facility in June 2006 (See “Liquidity and Capital Resources — Collateral Finance Facility”) and the issuance of $400 million of Junior Subordinated Debentures in December 2005. The average yield earned on investments, excluding funds withheld, was 5.81% in 2006, compared with 5.89% in 2005 and 5.91% in 2004. The Company expects the average yield to vary from year to year depending on a number of variables, including the prevailing interest rate environment, and changes in the mix of the underlying investments. Funds withheld assets are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
     The consolidated provision for income taxes from continuing operations represents approximately 35.0%, 33.9%, and 33.6% of pre-tax income for 2006, 2005, and 2004, respectively. The Company generally expects the consolidated effective tax rate to be between 34% and 35%. The Company calculated tax benefits related to its discontinued operations of $2.7 million for 2006, $6.2 million for 2005, and $12.4 million for 2004. The effective tax rate on discontinued operations is approximately 35% for each of the three years.

Critical Accounting Policies
     The Company’s accounting policies are described in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”), the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims, the valuation of investment impairments, and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company’s financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
     Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect the Company’s expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. For traditional life and related coverages, the Company performs periodic tests to determine whether DAC remains recoverable, and if experience significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2006, 2005 or 2004. For its asset intensive business, the Company updates the estimated gross profits with actual gross profits each reporting period, resulting in an increase or decrease to DAC to reflect the difference in the actual gross profits versus the previously estimated gross profits. As of December 31, 2006, the Company estimates that approximately 78.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
     Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves established by the Company may differ from those established by its ceding companies (clients) due to the use of different mortality and other assumptions. However, the Company relies on its clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
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
     The Company primarily invests in fixed maturity securities. The Company monitors its fixed maturity securities to determine potential impairments in value. The Company evaluates factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, the intent and ability to hold securities, and various other subjective factors. Securities, based on management’s judgments, with an other—than-temporary impairment in value are written down to management’s estimate of fair value.
     Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.
     The Company is currently a party to various litigation and arbitrations. While it is not feasible to predict or determine the ultimate outcome of the pending litigation or arbitrations or even provide reasonable ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods. See Note 13 - “Commitments and Contingent Liabilities” and Note 20 — “Discontinued Operations” in the Notes to Consolidated Financial Statements.
     Further discussion and analysis of the results for 2006 compared to 2005 and 2004 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.
U.S. OPERATIONS
     U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.
FOR THE YEAR ENDED DECEMBER 31, 2006
(in thousands)

	Non-Traditional
		Asset-	Financial	Total
	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,647,322	$6,190	$—	$2,653,512
Investment income, net of related expenses	305,221	267,111	(213)	572,119
Investment related gains (losses), net	(4,077)	(8,706)	4	(12,779)
Change in value of embedded derivatives	—	6,543	—	6,543
Other revenues	269	20,031	29,868	50,168

Total revenues	2,948,735	291,169	29,659	3,269,563
Benefits and expenses:
Claims and other policy benefits	2,174,142	581	5	2,174,728
Interest credited	50,059	192,092	—	242,151
Policy acquisition costs and other insurance expenses	395,531	67,461	9,284	472,276
Change in DAC associated with change in value of embedded derivatives	—	3,735	—	3,735
Other operating expenses	41,881	7,113	5,331	54,325

Total benefits and expenses	2,661,613	270,982	14,620	2,947,215
Income before income taxes	$287,122	$20,187	$15,039	$322,348

FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands)

	Non-Traditional
		Asset-	Financial	Total
	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,428,890	$4,670	$—	$2,433,560
Investment income, net of related expenses	268,531	214,941	467	483,939
Investment related losses, net	(8,603)	(1,059)	(21)	(9,683)
Change in value of embedded derivatives	—	7,444	—	7,444
Other revenues	1,318	8,621	28,393	38,332

Total revenues	2,690,136	234,617	28,839	2,953,592
Benefits and expenses:
Claims and other policy benefits	2,008,537	4,870	6	2,013,413
Interest credited	53,958	151,966	—	205,924
Policy acquisition costs and other insurance expenses	354,981	49,436	8,358	412,775
Change in DAC associated with change in value of embedded derivatives	—	6,972	—	6,972
Other operating expenses	40,289	5,056	5,411	50,756

Total benefits and expenses	2,457,765	218,300	13,775	2,689,840
Income before income taxes	$232,371	$16,317	$15,064	$263,752

FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands)

	Non-Traditional
		Asset-	Financial	Total
	Traditional	Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$2,207,717	$4,833	$—	$2,212,550
Investment income, net of related expenses	237,272	211,948	589	449,809
Investment related gains (losses), net	18,117	(7,232)	46	10,931
Change in value of embedded derivatives	—	26,104	—	26,104
Other revenues	3,216	9,735	26,261	39,212

Total revenues	2,466,322	245,388	26,896	2,738,606
Benefits and expenses:
Claims and other policy benefits	1,761,544	9,751	2	1,771,297
Interest credited	50,290	146,480	—	196,770
Policy acquisition costs and other insurance expenses	341,265	49,837	8,292	399,394
Change in DAC associated with change in value of embedded derivatives	—	22,896	—	22,896
Other operating expenses	43,947	4,714	5,466	54,127

Total benefits and expenses	2,197,046	233,678	13,760	2,444,484
Income before income taxes	$269,276	$11,710	$13,136	$294,122

     Income before income taxes for the U.S. operations totaled $322.3 million in 2006, compared to $263.8 million for 2005 and $294.1 million in 2004. Continued growth in the total U.S. business in force as well as improved mortality results contributed to the overall growth in income for 2006. The drop in income in 2005 occurred in the Traditional sub-segment and can be attributed largely to the unfavorable mortality experience in 2005.
Traditional Reinsurance
     The U.S. traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During 2006, production totaled $172.1 billion of face amount of new business, compared to $186.7 billion in 2005 and $168.8 billion in 2004. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide reinsurance opportunities.
     Income before income taxes for U.S. traditional reinsurance increased 23.6%, or $54.8 million in 2006. Improved mortality experience together with increased premiums and higher investment income were the main contributors to the total increase in net income for the year. Income before taxes in 2005 decreased $36.9 million. As mentioned above, the mortality experience in 2005 was unfavorable. This coupled with the favorable mortality experience in 2004 was the primary reason for the 13.7% decrease.
     Net premiums for U.S. traditional reinsurance increased $218.4 million in 2006, or 9.0% and $221.2 million in 2005, or 10.0%. Premium levels are driven primarily by the growth of total U.S. business in force, which increased to $1,159.8 billion in 2006, an increase of 7.0% over the 2005 in force of $1,083.7 billion. Total in force at year-end 2004 was $996.7 billion.
     Net investment income increased $36.7 million, or 13.7%, and $31.3 million, or 13.2%, in 2006 and 2005, respectively. The increase in both years is primarily due to growth in the invested asset base, due to increased operating cash flows on traditional reinsurance. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 82.1%, 82.7%, and 79.8% in 2006, 2005, and 2004, respectively. Mortality experience in 2006 improved to be generally in line with expectations while 2005 was higher than expected and 2004 was favorable. The first six months of 2005 showed an increase in the severity of claims, which was the primary contributor to the higher loss ratio in 2005. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
     Interest credited relates to amounts credited on the Company’s cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense in 2006 totaled $50.1 million compared to $54.0 million at year-end 2005. This decrease relates primarily to one treaty in which the credited loan rate decreased from 5.7% in 2005 to 4.6% in 2006.
     The amount of policy acquisition costs and other insurance expenses, as a percentage of net premiums, was 14.9%, 14.6%, and 15.5% in 2006, 2005 and 2004, respectively. Overall, these percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements, the timing of amounts due to and from ceding companies, as well as the amortization pattern of previously capitalized amounts, which are based on the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.
     Other operating expenses, as a percentage of net premiums, were 1.6%, 1.7% and 2.0% in 2006, 2005 and 2004, respectively. The expense ratio is expected to fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term. The slightly higher ratio in 2004 can be attributed to expenses associated with the 2003 coinsurance agreement with Allianz Life.
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
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”), the Company recorded a change in value of embedded derivatives during 2006, 2005 and 2004 of $6.5 million, $7.4 million and $26.1 million within revenues and $3.7 million, $7.0 million and $22.9 million of related deferred acquisition costs, respectively. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. These fluctuations have no impact on cash flows or interest spreads on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of Issue B36 and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of Issue B36 to be immaterial.
     Income before income taxes increased in 2006 to $20.2 million compared to $16.3 million in 2005 and $11.7 million in 2004. Issue B36 contributed $2.3 million of the increase over 2005. The remaining $1.6 million increase over 2005 is primarily due to the growth in the asset base and improved spreads earned on those assets. Income from a new variable annuity transaction also contributed to the increase year over year. Income before tax in 2005 increased $4.6 million compared to 2004. This increase can be primarily attributed to a decrease in investment related losses of $6.2 million somewhat offset by a reduction of $2.7 million in the gain realized from Issue B36.
     Total revenues, which are comprised primarily of investment income, increased 24.1% from 2005 to 2006. This increase can be primarily attributed to an increase in investment income as a result of a growing asset base and an increase in other revenues resulting from mortality and expense charges earned on a new variable annuity contract. Offsetting this increase is a $7.6 million increase in investment related losses. These losses were mainly the result of an increased rate environment which allowed the Company to sell bonds at low book yields and reinvest in higher book yielding securities. Total revenues in 2005 increased $1.7 million over 2004, excluding the impact of investment related losses and Issue B36. This can be attributed primarily higher investment income due to a larger asset base.
     The average invested asset balance was $4.3 billion, $3.9 billion and $3.3 billion for 2006, 2005 and 2004, respectively. Invested assets outstanding as of December 31, 2006 and 2005 were $4.6 billion and $4.0 billion, of which $3.1 billion and $2.4 billion were funds withheld at interest, respectively. Of the $3.1 billion total funds withheld balance as of December 31, 2006, 90.2% of the balance is associated with one client.
     Total expenses, which are comprised primarily of interest credited, policy benefits, and acquisition costs, increased 24.1% in 2006. Interest credited increased 26.4% which correlates to the increase in investment income mentioned above. Also contributing to the increase were policy acquisition costs related to new business. Total expenses declined $15.4 million in 2005 from 2004 due to a $15.9 million decrease in the change in DAC associated with change in value of embedded derivatives.
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
     Income before income taxes remained flat for 2006 as compared to 2005 and increased 14.7% for 2005 as compared to 2004. While income before income taxes remained flat in 2006, total revenues for 2006 increased $0.8 million, as a full year of fees were recognized on transactions signed in 2005. Offsetting this was a decrease in investment income as well as an increase in expenses associated with fees paid to retrocessionaires. The increase in 2005 income over 2004 relates to new financial reinsurance transactions in 2005.
     At December 31, 2006, 2005 and 2004, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $1.8 billion, $1.9 billion and $1.5 billion, respectively. While the total amount of reinsurance assumed from client companies decreased in 2006, revenue increased due to the receipt of a full year of fees in 2006. The pre-tax statutory surplus includes all business assumed by the Company. Fees resulting from this business can be affected by large transactions and the timing of completion of new transactions and therefore can fluctuate from period to period.
CANADA OPERATIONS
     The Company conducts reinsurance business in Canada through RGA Canada, a wholly-owned subsidiary. RGA Canada assists clients with capital management and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products.

FOR THE YEAR ENDED DECEMBER 31,
(in thousands)

	2006	2005	2004

Revenues:
Net premiums	$429,438	$343,131	$253,853
Investment income, net of related expenses	106,973	93,009	78,763
Investment related gains, net	5,506	3,497	8,099
Other revenues (losses)	160	(279)	32

Total revenues	542,077	439,358	340,747

Benefits and expenses:
Claims and other policy benefits	386,221	307,959	250,542
Interest credited	831	1,105	1,840
Policy acquisition costs and other insurance expenses	92,936	64,921	37,939
Other operating expenses	16,323	15,174	11,160

Total benefits and expenses	496,311	389,159	301,481
Income before income taxes	$45,766	$50,199	$39,266

     RGA Canada’s reinsurance in force totaled approximately $155.4 billion, $127.4 billion and $105.2 billion at December 31, 2006, 2005 and 2004, respectively.
     Income before income taxes decreased 8.8% and increased 27.8% in 2006 and 2005, respectively. The decrease in 2006 was primarily the result of unfavorable mortality experience in the current year as compared to more favorable experience in the prior year, offset by an increase in investment related gains of $2.0 million. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2006, and contributed $3.5 million to income before income taxes. The increase in 2005 was primarily the result of more favorable mortality experience, offset by a decrease in investment related gains of $4.6 million. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2005 and contributed $3.4 million to income before income taxes in 2005.
     Net premiums increased 25.2% to $429.4 million in 2006, and increased 35.2% to $343.1 million in 2005. An increase in premium from creditor treaties contributed $39.2 million and $38.7 million of the 2006 and 2005 premium increase respectively. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance. Creditor and group life and health premiums represented 20.6% of net premiums in 2006 and 14.4% in 2005. Additionally, a stronger Canadian dollar contributed $25.2 million and $22.6 million to net premiums reported in 2006 and 2005, respectively. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies, and therefore can fluctuate from period to period.
     Net investment income increased 15.0% and 18.1% during 2006 and 2005, respectively. A stronger Canadian dollar resulted in an increase in net investment income of $6.8 million and $5.8 million in 2006 and 2005, respectively. Interest on an increasing amount of funds withheld at interest primarily related to one treaty contributed $2.4 million and $2.5 million in 2006 and 2005, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
     Loss ratios for this segment were 89.9% in 2006, 89.7% in 2005, and 98.7% in 2004. During 2006 and 2005, the Company entered into three significant creditor reinsurance treaties. The loss ratios on this type of business are normally lower than traditional reinsurance, however allowances are normally higher as a percentage of premiums. Excluding creditor business, the loss ratios for this segment were 102.2% in 2006, 97.7% in 2005, and 101.0% in 2004. The higher loss ratio for 2006 is primarily due to unfavorable mortality experience compared to the prior year. Historically, the loss ratio has been influenced by several large permanent level premium in force blocks assumed in 1998 and 1997. These represent mature blocks of permanent level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios. The nature of level premium permanent policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income, were 72.0% during 2006 compared to 70.6% in 2005 and 75.3% in 2004. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 21.6% in 2006, 18.9% in 2005, and 14.9% in 2004. Excluding the impact of the stronger Canadian dollar and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 14.1% in 2006, 13.7% in 2005, and 14.2% in 2004. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
     Other operating expenses increased $1.1 million in 2006 and $4.0 million in 2005 compared to their respective prior-year periods. However, other operating expenses as a percentage of net premiums decreased to 3.8% in 2006, compared to 4.4% and 4.4% in 2005 and 2004, respectively.
EUROPE & SOUTH AFRICA OPERATIONS
     The Europe & South Africa segment has operations in India, Mexico, Poland, Spain, South Africa and the UK. The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.
FOR THE YEAR ENDED DECEMBER 31,
(in thousands)

	2006	2005	2004

Revenues:
Net premiums	$587,903	$552,692	$478,606
Investment income, net of related expenses	16,311	11,494	6,507
Investment related gains (losses), net	(322)	(318)	2,356
Other revenues	858	299	1,375

Total revenues	604,750	564,167	488,844
Benefits and expenses:
Claims and other policy benefits	414,855	405,121	314,073
Interest credited	764	882	—
Policy acquisition costs and other insurance expenses	90,098	94,853	123,671
Other operating expenses	40,792	27,791	21,472

Total benefits and expenses	546,509	528,647	459,216
Income before income taxes	$58,241	35,520	$29,628

     Income before income taxes increased 64.0% and 19.9% in 2006 and 2005, respectively. The increase in 2006 was primarily the result of favorable mortality and morbidity experience in the UK in 2006 versus adverse experience in 2005. Also, investment income increased $4.8 million. Both of these were partially offset by an increase in other operating expenses of $13.0 million. The increase in 2005 was primarily the result of additional business volume and an increase in net premiums of $74.1 million. Additionally, investment income increased $5.0 million and was offset by a decrease in investment related gains of $2.7 million and an increase in other operating expenses of $6.3 million.
     Europe & South Africa net premiums grew 6.4% during 2006 and 15.5% in 2005. The growth was primarily the result of new business from both existing treaties and new treaties. The rate of growth in net premiums is below historical levels due to increased competition in the UK and a slowing of growth in insurance product sales associated with the UK retail mortgage market. Also, there was a favorable effect from currency exchange rates in 2006 of $2.6 million and an unfavorable effect from currency exchange rates in 2005 of $2.3 million. In 2006, several foreign currencies, particularly the British pound and the euro, strengthened against the U.S. dollar, while the South African rand weakened against the U.S. dollar. Also, a significant portion of the growth of premiums was due to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of a death from or the diagnosis of a pre-defined critical illness coverage. Premiums earned from this coverage totaled $208.8 million, $199.3 million and $177.4 million in 2006, 2005 and 2004, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
     Investment income increased $4.8 million and $5.0 million in 2006 and 2005, respectively. These increases were primarily due to growth in the 2006 and 2005 invested assets in the UK. The segment has also experienced growth in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Loss ratios were 70.6%, 73.3% and 65.6% for 2006, 2005 and 2004, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 15.3%, 17.2% and 25.8% for 2006, 2005 and 2004, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums which have lower allowances than first year premiums, represent a greater percentage of the total premiums. In 2005, the loss ratio increased and the policy acquisition costs and other insurance expenses, as a percentage of net premiums, decreased due to the increase in renewal business in the mixture of business.
     Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the UK are typically higher than those experienced in the Company’s other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management’s estimates, the Company may record a charge to income, due to a reduction in the DAC asset and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. As of December 31, 2006, the Company estimates that a 12% increase in anticipated mortality and morbidity experience would have no effect while a 15% or 18% increase would result in pre-tax income statement charges of approximately $68.1 million and $162.0 million, respectively.
     Other operating expenses increased 46.8% during 2006 and 29.4% for 2005. Increases in other operating expenses were due to higher costs associated with maintaining and supporting the significant increase in business over the past two years and the entrance into new markets. As a percentage of premiums, other operating expenses were 6.9%, 5.0% and 4.5% in 2006, 2005 and 2004, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.
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
THE YEAR ENDED DECEMBER 31,
(in thousands)

	2006	2005	2004

Revenues:
Net premiums	$673,179	$534,927	$399,121
Investment income, net of related expenses	28,105	21,773	12,482
Investment related gains (losses), net	(372)	(269)	355
Other revenues	6,465	4,593	5,121

Total revenues	707,377	561,024	417,079
Benefits and expenses:
Claims and other policy benefits	512,740	419,935	330,144
Policy acquisition costs and other insurance expenses	93,614	82,384	55,126
Other operating expenses	42,432	27,437	24,361

Total benefits and expenses	648,786	529,756	409,631

Income before income taxes	$58,591	$31,268	$7,448

     Income before income taxes increased 87.4% during 2006 and increased 319.8% during 2005. The increase in income before taxes for 2006 was the result of strong results in the Australia, Japan and Korea operations. Significant net premium growth in the Australia, Japan and Korea offices, along with good mortality experience and reserve reductions associated with Australian disability treaties, allowed these combined operations to contribute an additional $20.6 million of income before income taxes in 2006 compared to 2005. The increase in income before taxes for 2005 was primarily the result of the Australian operations. During 2005, favorable mortality along with an overall reduction of reserves for disabled life reserves contributed to an increase in income before income taxes of approximately $25.1 million in Australia.
     Net premiums grew 25.8% during 2006 and 34.0% during 2005. During 2006, growth in premium volume was primarily the result of organic growth in certain markets, along with favorable exchange rates in multiple countries. In terms of growth of premium dollars during 2006, the Australia, Japan and Korea markets were the primary contributors, collectively adding approximately $125.8 million in premium volume compared to 2005. Growth in Australia was driven by broad-based success in both the individual and group markets. In Japan and Korea, 2006 premium growth was driven by an increase in volume from existing large clients.
     During 2005, the Australia and Korea markets were the primary contributors to the increase in net premiums, adding approximately $40.7 million and $46.3 million, respectively, in premium volume compared to 2004. In Korea, 2005 premium growth was driven by an increase of $42.2 million for four primary clients. Growth in Australia was driven primarily by continued success in the group market. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
     Foreign currencies in certain significant markets, particularly the Australian dollar, the New Zealand dollar, and the Japanese Yen, began to weaken against the U.S. dollar in 2006, as compared to 2005. However, the Korean Won has generally strengthened throughout 2006 as compared to 2005. The overall effect of the changes in local Asia Pacific segment currencies was a decrease in 2006 premiums of $0.1 million over 2005. Several foreign currencies, particularly the Korean won and the Australian dollar, strengthened against the U.S. dollar in 2005 leading to an increase in premium of $20.4 million for 2005 over 2004.
     A portion of the net premiums for the segment in each period presented represents reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in Australia and Korea. Premiums earned from this coverage totaled $78.6 million, $60.1 million, and $39.1 million in 2006, 2005 and 2004, respectively.
     Net investment income increased $6.3 million in 2006, as compared to an increase of $9.3 million in 2005. The increase in both years was primarily due to growth in the invested assets in Australia and favorable exchange rates, along with an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Other revenue during 2006 and 2005 represented primarily profit and fees associated with financial reinsurance in Japan of approximately $4.7 million and $3.7 million, respectively. Other revenue during 2004 primarily represented profit and fees associated with financial reinsurance in Japan, Taiwan and South Korea of approximately $2.1 million, and fees associated with the recapture provisions for two client treaties of approximately $0.9 million.
     Loss ratios for this segment were 76.2%, 78.5% and 82.7% for 2006, 2005 and 2004, respectively. This percentage will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. While loss ratios were relatively stable between 2005 and 2006, the overall segment loss ratio was 4.2% higher in 2004 than in 2005. The higher 2004 loss ratio was attributable primarily to loss experience in Australia and New Zealand. Australia’s loss ratio in 2004 was affected by the recording of additional reserves on disability income business of approximately $22.8 million, and a reserve of approximately $2.7 million related to the tsunami in December 2004. New Zealand’s loss experience in 2004 was affected by the unfavorable performance of four significant treaties.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums decreased by 1.5% to 13.9% during 2006 and increased by 1.6% to 15.4% during 2005. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will fluctuate from period to period due to timing of client company reporting and variations in the mixture of business being reinsured. Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized.
     Other operating expenses increased to 6.3% of net premiums in 2006, from 5.1% in 2005 and 6.1% in 2004. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time. However, the timing of the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of premiums to be somewhat volatile over periods of time.
CORPORATE AND OTHER
     Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other Operations includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company’s Argentine privatized pension business, which is currently in run-off, an insignificant amount of direct insurance operations in Argentina and the investment income and expense associated with the Company’s collateral finance facility.
FOR THE YEAR ENDED DECEMBER 31,
(in thousands)

	2006	2005	2004

Revenues:
Net premiums	$1,937	$2,465	$3,318
Investment income, net of related expenses	56,147	28,950	32,967
Investment related gains, net	4,014	20,363	7,732
Other revenues	7,826	14,846	9,626

Total revenues	69,924	66,624	53,643

Benefits and expenses:
Claims and other policy benefits	(156)	41,474	12,481
Interest credited	1,025	465	321
Policy acquisition costs and other insurance expenses	(36,356)	(25,574)	(25,101)
Other operating expenses	50,508	33,224	28,776
Collateral finance facility expense	26,428	—	—
Interest expense	62,033	41,428	38,437

Total benefits and expenses	103,482	91,017	54,914

Loss before income taxes	$(33,558)	$(24,393)	$(1,271)

     Loss before income taxes increased $9.2 million, or 37.6% during 2006 compared to 2005. The increase is primarily due to a $20.6 million increase in interest expense, a $17.3 million increase in other operating expenses and a $16.3 million decrease in investment related gains largely offset by a $41.6 million decrease in claims and other policy benefits. The increase in interest expense is related to a higher level of debt outstanding during 2006. The increase in other operating expenses is primarily due to additional expense related to equity based compensation plans. Investment related gains are related to a number of different market factors and such gains are subject to fluctuation from period to period. The decrease in claims and other policy benefits is due to a decrease in the policy liabilities associated with the commutation of treaties covering the reinsurance of Argentine pension accounts. The increase in investment income of $27.2 million is primarily related to the Company’s investment of the proceeds from the collateral finance facility, offset by the increase of $26.4 million in the collateral finance facility expense.
     Loss before income taxes increased $23.1 million during 2005 compared to 2004, primarily due to an increase in claims and other policy benefits of $29.0 million and a reduction in investment income of $4.0 million, offset by an increase in investment related gains of $12.6 million. The increase in claims and other policy benefits is due to an increase in the policy liabilities associated with the commutation of treaties covering the reinsurance of Argentine pension accounts. The decrease in investment income was the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes. Investment related gains are related to a number of different market factors and such gains are subject to fluctuation from period to period.
     The Company has maintained its ownership of the direct insurance operations in Argentina but has reached an agreement as of December 31, 2006 to transfer the majority of the underlying insurance policies to an unrelated third party. Total future policy benefits and other liabilities associated with this business totaled approximately $6.9 million as of December 31, 2006. The transfer received regulatory approval on February 13, 2007 and will be reflected in the Company’s consolidated financial statements for the quarter ended March 31, 2007. The Company does not expect a significant gain or loss upon transfer of this business to the third party.
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
     At the time it was accepting accident and health risks, the Company directly underwrote certain business provided by brokers using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers’ compensation carve-out, personal accident, and similar coverages.
     The reinsurance markets for several accident and health risks, most notably involving workers’ compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss (“LMX”) reinsurance programs that involved alleged “manufactured” claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently a party to three arbitrations that involve some of these LMX reinsurance programs. Additionally, while the Company did not underwrite workers’ compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers’ compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.
     The Company is currently a party to three arbitrations that involve personal accident business as mentioned above. As of January 31, 2007, the companies involved in these litigation actions have raised claims, or established reserves that may result in claims, that are $23.4 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. The Company cannot predict or determine the ultimate outcome of the pending arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in particular quarterly or annual periods.
     The loss from discontinued accident and health operations, net of income taxes, decreased to $5.1 million in 2006 from $11.4 million in 2005 and from $23.0 million in 2004. The decrease in loss in 2005 is due primarily to a $24.0 million, pretax, negotiated settlement of all disputed claims associated with the Company’s largest identified accident and health exposure during 2004.
     The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company’s consolidated statements of income, totaled $2.7 million, $2.5 million and $1.4 million for 2006, 2005 and 2004, respectively.
Deferred Acquisition Costs
     DAC related to interest-sensitive life and investment-type contracts are amortized over the lives of the contracts, in relation to the present value of estimated gross profits (“EGP”) from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (3) estimated costs of administration. EGP is also reduced by the Company’s estimate of future losses due to defaults in fixed maturity securities. DAC is sensitive to changes in assumptions regarding these EGP components, and any change in such an assumption could have an effect on the Company’s profitability.
     The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect a view of the future believed to be reasonable. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($543.6 million as of December 31, 2006), are changed as illustrated:

	One-Time	One-Time
Quantitative Change in Significant Assumptions:	Increase in DAC	Decrease in DAC
Estimated interest spread increasing (decreasing) 25 basis points from the current spread	1.81%	(2.07%)

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	0.45%	(0.28%)
     In general, a change in assumption that improves the Company’s expectations regarding EGP is going to have the effect of deferring the amortization of DAC into the future, thus increasing earnings and the current DAC balance. Conversely, a change in assumption that decreases EGP will have the effect of speeding up the amortization of DAC, thus reducing earnings and lowering the DAC balance. The Company also adjusts DAC to reflect changes in the unrealized gains and losses on available-for-sale fixed maturity securities since this affects EGP. This adjustment to DAC is reflected in accumulated other comprehensive income.
     The DAC associated with the Company’s non-asset-intensive business is less sensitive to changes in estimates for investment yields, mortality and lapses. In accordance with Statement of Financial Accounting Standards No. 60, “Accounting and Reporting by Insurance Enterprises,” the estimates include provisions for the risk of adverse deviation and are not adjusted unless experience significantly deteriorates to the point where a premium deficiency exists.

     The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2006:

	Asset-Intensive	Non-Asset-Intensive	Total
(in thousands)	DAC	DAC	DAC
U.S.	$543,567	$1,110,991	$1,654,558
Canada	—	230,652	230,652
Europe & South Africa	—	637,563	637,563
Asia Pacific	—	285,280	285,280
Corporate and Other	—	—	—

Total	$543,567	$2,264,486	$2,808,053

     As of December 31, 2006, the Company estimates that approximately 78.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
Liquidity and Capital Resources
The Holding Company
     RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company’s primary businesses, dividends paid to its shareholders, interest payments on its indebtedness (See Note 14 — “Debt and Trust Preferred Securities” in the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of directors approved plan. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity.
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
     RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. In 2001, the board of directors approved a repurchase program authorizing RGA to purchase up to $50 million of its shares of stock, as conditions warrant. During 2002, RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million. In December 2005, the board of directors authorized RGA to enter into an accelerated share repurchase (“ASR”) agreement with a financial counterparty under which RGA purchased 1,600,000 shares of its outstanding common stock at an aggregate price of approximately $76.1 million. The common shares repurchased were placed into treasury to be used for general corporate purposes. (See Note 3, “Stock Transactions,” of the Notes to Consolidated Financial Statements for additional information regarding the ASR).
Statutory Dividend Limitations
     RCM and RGA Reinsurance are subject to statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2007, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $55.7 million and $105.1 million, respectively. However, on December 19, 2006, RCM received approval from the Missouri Department of Insurance that allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Re, without limitation related to the level of unassigned surplus. Thus, RCM’s allowable dividend is $104.6 million to the extent that amount has been received from RGA Re. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile.

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
     In order to manage the effect of Regulation XXX on its statutory financial statements, RGA Reinsurance has retroceded a majority of Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. RGA Reinsurance’s statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurer is unable to provide the required collateral to support RGA Reinsurance’s statutory reserve credits and RGA Reinsurance cannot find an alternative source for collateral.
Shareholder Dividends
     Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2006. All future payments of dividends are at the discretion of the Company’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the board of directors may deem relevant. The amount of dividends that the Company can pay will depend in part on the operations of its reinsurance subsidiaries. Under certain circumstances, RGA may be contractually prohibited from paying dividends on common stock, see discussion below in “Debt and Trust Preferred Securities”.
Debt and Trust Preferred Securities
     Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth, maximum ratios of debt to capitalization, change in control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for amounts greater than $25.0 million or $50.0 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company’s credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2006, the Company had $705.5 million in outstanding borrowings under its short- and long-term debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
     In December 2005, RGA issued Junior Subordinated Debentures with a face amount of $400.0 million. Interest is payable semi-annually and is fixed at 6.75% per year until December 15, 2015. From December 15, 2015 until December 15, 2065, interest on the debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 266.5 basis points, payable quarterly. RGA has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income and shareholders’ equity levels. Upon an optional or mandatory deferral of interest payments, RGA is generally not permitted to pay common-stock dividends or make payments of interest or principal on securities which rank equal or junior to the subordinated debentures, until the accrued and unpaid interest on the subordinated debentures is paid. The subordinated debentures are redeemable at RGA’s option. Approximately $76.1 million of the net proceeds were used to purchase RGA’s common stock under an ASR agreement with a financial counterparty. Additionally, RGA used a portion of the net proceeds from the sale of these debentures to repay approximately $100.0 million of its 7.25% senior notes when they matured in April 2006. As of December 31, 2006, the average interest rate on long-term and short-term debt outstanding, excluding the Preferred Income Redeemable Securities Units, was 6.63% compared to 6.62% at the end of 2005.
     The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $600.0 million that expires in September 2010. The overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Company may borrow up to $300.0 million of cash under the facility. As of December 31, 2006 the Company’s outstanding cash borrowing was $50.0 million under this credit facility, with an average interest rate of 5.76%. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2007 and an AUD$50.0 million Australian credit facility that expires in June 2011. The Company’s foreign denominated credit facilities had a combined outstanding balance of $57.0 million as of December 31, 2006.
     Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA’s cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with RGA Reinsurance and RCM, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, make interest payments on its senior indebtedness, trust preferred securities and junior subordinated notes, repurchase RGA common stock under the board of director approved plan, and meet its other obligations.
     A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products and RGA’s ability to raise new capital. Because the Company obtains substantially all of its revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, its business would be harmed if the market for annuities or life insurance was adversely affected.
Collateral Finance Facility
     On June 28, 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.7 million direct investment by the Company, collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2006, the Company held assets in trust of $864.8 million for this purpose. In addition, the Company held $83.8 million in custody as of December 31, 2006. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
     In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(r), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company’s financial statements. The Company’s consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.
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
Assets in Trust
     Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support reserve credits in the event of a downgrade of the Company’s ratings to specified levels. As of December 31, 2006, these treaties had approximately $686.0 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $756.1 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2006. Additionally, securities with an amortized cost of $1,364.4 million as of December 31, 2006 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial have been deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2006 the Company held deposits in trust of $864.8 million for this purpose, which is not included above. In addition, the Company held $83.8 million in custody as of December 31, 2006. See “Collateral Finance Facility” above for additional information on the Timberlake notes.
Guarantees
     RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and two office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $276.5 million and $256.2 million as of December 31, 2006 and 2005, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2006, RGA’s exposure related to these guarantees was $186.3 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $5.4 million as of December 31, 2006.
     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Off Balance Sheet Arrangements
     The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $19.9 million and $32.7 million, respectively, at December 31, 2006. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost after consideration of any other-than-temporary impairments and included in total investments in the consolidated balance sheets.
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

Cash Flows
     The Company’s principal cash inflows from its reinsurance operations are premiums and deposit funds received from ceding companies. The primary liquidity concern with respect to these cash flows is early recapture of the reinsurance contract by the ceding company. The Company’s principal cash inflows from its investing activities result from investment income, maturity and sales of invested assets, and repayments of principal. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See “Investments” and “Interest Rate Risk” below.
     Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows include selling short-term investments or fixed maturity securities and drawing additional funds under existing credit facilities, under which the Company had availability of $246.8 million as of December 31, 2006.
     The Company’s principal cash outflows primarily relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements). The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate regulatory capital requirements created by this business. The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
     The Company’s net cash flows provided by operating activities for the years ended December 31, 2006, 2005 and 2004, were $846.2 million, $599.4 million and $710.8 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. Operating cash increased $246.8 million during 2006 due to increased cash from premiums and investment income of $412.2 million and $139.8 million, respectively, largely offset by higher operating cash outlays of $305.2 million. During 2005, operating cash decreased $111.5 million due to higher operating cash outlays of $613.3 million largely offset by increased cash from premiums and investment income of $438.2 million and $63.6 million, respectively. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company’s short- and long-term obligations, subject to market conditions.
     Net cash used in investing activities was $1,634.4 million, $893.1 million and $768.0 million in 2006, 2005 and 2004, respectively. Changes in cash used in investing activities primarily relate to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. Net cash invested in 2006 includes the investment of approximately $837.5 million of net proceeds from the Company’s collateral finance facility partially offset by the repayment of approximately $100.0 of the Company’s 7.25% senior notes. Net cash invested in 2005 includes the investment of approximately $318.8 million of net proceeds from the Company’s subordinated debenture offering.
     Net cash provided by financing activities was $817.9 million, $274.3 million and $120.9 million in 2006, 2005 and 2004, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company’s existing credit agreements, collateral finance facility activity, treasury stock activity and excess deposits (payments) under investment-type contracts.

Contractual Obligations
     The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
		Less than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years
Future policy benefits[1]	$22,642.5	$(719.8)	$(1,218.1)	$(912.3)	$25,492.7
Interest sensitive contract liabilities[2]	7,144.1	546.8	1,093.4	891.4	4,612.5
Short — term debt, including interest	30.1	30.1	—	—	—
Long — term debt, including interest	2,356.5	45.2	90.3	363.0	1,858.0
Fixed Rate Trust Pref Sec., including interest[3]	797.5	12.9	25.9	25.9	732.8
Collateral finance facility, including interest	1,313.0	48.9	98.0	97.9	1,068.2
Other policy claims and benefits	1,826.8	1,826.8	—	—	—
Operating leases	37.5	7.8	12.3	7.3	10.1
Limited partnerships	32.7	32.7	—	—	—
Structured investment contracts	20.2	4.5	15.7	—	—
Mortgage purchase commitments	19.9	19.9	—	—	—

Total	$36,220.8	$1,855.8	$117.5	$473.2	$33,774.3

1Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies for benefits under such contracts including future premiums, allowances and other amounts due as the result of assumptions related to mortality, morbidity, policy lapse and surrender as appropriate to the respective product. In certain periods, expected premiums exceed expected policy benefit payments and allowances, resulting in a negative obligation. The sum of the obligations shown for all years in the table of $22.6 billion exceeds the liability amount of $5.3 billion included on the consolidated balance sheet principally due to the fact that amounts presented above are on an undiscounted basis.
2Interest sensitive contract liabilities include amounts related to the Company’s reinsurance of asset intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $7.1 billion exceeds the liability amount of $6.2 billion included on the consolidated balance sheet principally due to the lack of discounting.
3Assumes that all securities will be held until the stated maturity date of March 18, 2051. For additional information on these securities, see “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
     See Note 8 — “Income Tax” and Note 9 — “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations for taxes and funding requirements for retirement and other post-employment benefits.
Letters of Credit
     The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the Debt and Trust Preferred Securities discussion above. At December 31, 2006, there were approximately $19.4 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas, RGA Barbados and RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”). The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the UK. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2006, $437.7 million in letters of credit from various banks were outstanding between the various subsidiaries of the Company.
     Based on the growth of the Company’s business and the pattern of reserve levels under Regulation XXX associated with term life business, the amount of ceded reserve credits is expected to grow. This growth will require the Company to obtain additional letters of credit, put additional assets in trust, or utilize other mechanisms to support the reserve credits. If the Company is unable to support the reserve credits, the regulatory capital levels of several of its subsidiaries may be significantly reduced. The reduction in regulatory capital would not directly affect the Company’s consolidated shareholders’ equity under GAAP; however, it could affect the Company’s ability to write new business and retain existing business.
     The Company maintains a five-year, syndicated credit facility with an overall capacity of $600.0 million that expires in September 2010. The amount of the overall capacity available for issuance of letters of credit is reduced by any cash borrowings, up to $300.0 million, made by the Company against this credit facility. At December 31, 2006, there were $315.0 million letters of credit outstanding under this credit facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
     In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2006, the structured loan totaled $5.1 million and the amount of the letter of credit totaled $5.1 million. The structured loan is recorded in “other invested assets” on RGA’s consolidated balance sheet.
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
     The Company’s liquidity position (cash and cash equivalents and short-term investments) was $300.7 million and $255.0 million at December 31, 2006 and December 31, 2005, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
     The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.

Investments
     The Company had total cash and invested assets of $14.8 billion and $12.5 billion at December 31, 2006 and 2005, respectively. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The duration of the Canadian portfolio exceeds twenty years. The duration for all the Company’s portfolios when consolidated range between eight and ten years. The Company’s average yield earned on investments, excluding funds withheld, was 5.81% in 2006, compared with 5.89% in 2005, and 5.91% in 2004. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.
Fixed maturity securities and equity securities available-for-sale
     The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, mortgage- and asset-backed securities, finance, public utilities, and Canadian government securities. As of December 31, 2006, approximately 97.1% of the Company’s consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, which represented approximately 54.2% of total fixed maturities at December 31, 2006, compared to 58.0% at December 31, 2005. Corporate securities are diversified by sector, with the majority in finance, commercial and industrial bonds. The average Standard and Poor’s (“S&P”) rating of corporate securities was A- at December 31, 2006.
     Within the fixed maturity security portfolio, the Company holds approximately $2.0 billion in mortgage-backed securities at December 31, 2006, which include agency-issued pass-through securities, collateralized mortgage obligations guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association, and commercial mortgage-backed securities. As of December 31, 2006, 99.9% of these securities were investment-grade. The principal risks inherent in holding residential mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of homeowner refinancing. Extension risk relates to the unexpected slowdown in principal payments. The Company monitors its residential mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
     Within the fixed maturity security portfolio, the Company holds approximately $469.9 million in asset-backed securities at December 31, 2006, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed-rate securities. The Company owns floating rate securities that represent approximately 12.6% of the total fixed maturity securities at December 31, 2006. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The majority of floating rate securities collateralize the notes issued by the Company’s collateral finance facility. See Note 15 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
     The Company monitors its investment securities to determine impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities and various other subjective factors. As of December 31, 2006, the Company held fixed maturities with a cost basis of $12.5 million and a market value of $13.4 million, representing 0.2% of fixed maturities at December 31, 2006, that were non-income producing. Based on management’s judgment, securities with an other-than-temporary impairment in value are written down to management’s estimate of fair value. The Company recorded other-than-temporary write-downs of fixed maturities totaling $1.1 million, $0.5 million and $8.5 million in 2006, 2005 and 2004, respectively. The circumstances that gave rise to these impairments were management’s intention to sell certain securities which were trading at amounts less than the carrying value, bankruptcy proceedings on the part of the issuer or deterioration in collateral value supporting certain asset-backed securities. During 2006 and 2005, the Company sold fixed maturity securities and equity securities with fair values of $997.0 million and $822.3 million at losses of $31.5 million and $21.8 million, respectively, or at 96.9% and 97.4% of book value, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
     The following table presents the total gross unrealized losses for 982 fixed maturity securities and equity securities as of December 31, 2006, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	At December 31, 2006
	Gross Unrealized
	Losses	% of Total

Less than 20%	$69,266	100.0%
20% or more for less than six months	—	—
20% or more for six months or greater	—	—

Total	$69,266	100.0%

     While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.
     The following tables present the estimated fair values and gross unrealized losses for the 982 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of December 31, 2006. These investments are presented by class and grade of security. The length of time the related market value has remained below amortized cost is provided for fixed maturity securities as of December 31, 2006.

	As of December 31, 2006
			Equal to or greater than
(in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated	Unrealized
	Value	Loss	Value	Loss	Fair Value	Loss
Investment grade securities:
Commercial and industrial	$433,621	$7,899	$405,084	$13,468	$838,705	$21,367
Public utilities	217,376	3,403	125,113	4,444	342,489	7,847
Asset-backed securities	197,525	634	22,036	365	219,561	999
Canadian and Canadian provincial governments	50,965	548	2,847	56	53,812	604
Mortgage-backed securities	741,943	6,381	552,415	12,684	1,294,358	19,065
Finance	498,661	3,447	226,042	7,249	724,703	10,696
U.S. government and agencies	105	—	979	28	1,084	28
State and political subdivisions	29,229	270	13,269	444	42,498	714
Foreign governments	175,247	3,137	27,862	512	203,109	3,649

Investment grade securities	2,344,672	25,719	1,375,647	39,250	3,720,319	64,969

Continued

	As of December 31, 2006
			Equal to or greater than
(in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated	Unrealized
	Value	Loss	Value	Loss	Fair Value	Loss
Non-investment grade securities:
Commercial and industrial	53,204	1,103	25,187	1,030	78,391	2,133
Finance	14,683	247	502	4	15,185	251
Asset-backed securities	3,282	18	—	—	3,282	18
Public utilities	—	—	9,038	533	9,038	533

Non-investment grade securities	71,169	1,368	34,727	1,567	105,896	2,935

Total fixed maturity securities	$2,415,841	$27,087	$1,410,374	$40,817	$3,826,215	$67,904

Equity securities	$25,926	$668	$15,874	$694	$41,800	$1,362

     The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than-temporarily impaired as of December 31, 2006. The unrealized losses on fixed maturity securities did not exceed 14.3% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities.
Mortgage loans on real estate
     Mortgage loans represented approximately 5.0% and 5.3% of the Company’s investments as of December 31, 2006 and 2005, respectively. As of December 31, 2006, all mortgages were U.S. based. The Company invests primarily in mortgages on commercial offices, industrial properties and retail locations. The Company’s mortgage loans generally range in size up to $11.0 million, with the average mortgage loan investment as of December 31, 2006 totaling approximately $4.2 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 4 — “Investments” in the Notes to Consolidated Financial Statements. Substantially all mortgage loans are performing and no valuation allowance has been established as of December 31, 2006 or 2005.
Policy loans
     Policy loans comprised approximately 6.9% and 8.0% of the Company’s investments as of December 31, 2006 and 2005, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds withheld at interest
     Substantially all of the Company’s funds withheld at interest receivable balance is associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $4.1 billion and $3.5 billion at December 31, 2006 and 2005, respectively, of which $2.9 billion and $2.3 billion, respectively, were subject to the provisions of Issue B36. Under Issue B36, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Changes in value of embedded derivatives” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.
     Funds withheld at interest comprised approximately 28.3% and 28.1% of the Company’s investments as of December 31, 2006 and 2005, respectively. Of the $4.1 billion funds withheld at interest balance as of December 31, 2006, $2.8 billion of the balance is associated with one client. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 7.08% for the year ended December 31, 2006. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average A.M. Best rating of “A+”. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
     Based on data provided by ceding companies as of December 31, 2006, funds withheld at interest were approximately (in thousands):

	At December 31, 2006
Underlying Security Type:			% of Total
	Book Value	Market Value	Market Value
Investment grade U.S. corporate securities	$1,196,055	$1,205,579	39.2%
Below investment grade U.S. corporate securities	105,893	104,106	3.4%
Structured securities	981,975	986,570	32.1%
Foreign corporate securities	153,876	153,405	5.0%
U.S. government and agency debentures	84,835	91,830	3.0%
Unrated securities	121,074	122,835	4.0%
Derivatives	66,560	85,730	2.8%
Other	321,254	323,695	10.5%

Total segregated portfolios	3,031,522	3,073,750	100.0%

Funds withheld at interest associated with non-segregated portfolios	1,040,741	1,040,741
Embedded derivatives	56,815	56,815

Total funds withheld at interest	$4,129,078	$4,171,306

     Based on data provided by the ceding companies as of December 31, 2006, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (in thousands):

	At December 31, 2006
Maturity:			% of Total
	Book Value	Market Value	Market Value
Within one year	$96,764	$113,494	3.7%
More than one, less than five years	318,187	319,248	10.4%
More than five, less than ten years	598,525	600,419	19.5%
Ten years or more	2,018,046	2,040,589	66.4%

Subtotal	3,031,522	3,073,750	100.0%

Less: Reverse repurchase agreements	(438,314)	(438,314)

Total all years	$2,593,208	$2,635,436

Other Invested Assets
     Other invested assets represented approximately 1.5% and 1.9% of the Company’s investments as of December 31, 2006 and 2005, respectively. Other invested assets include derivative contracts, equity securities, preferred stocks, structured loans and limited partnership interests. The Company recorded other-than-temporary write-downs on other invested assets of $4.3 million and $1.3 million in 2006 and 2005, respectively. The Company did not record any other-than-temporary write-downs on other invested assets in 2004.
     The Company has utilized derivative financial instruments on a very limited basis, primarily to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company has used derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company’s use of derivative financial instruments historically has not been significant to its financial position. The Company held exchange-traded credit default swaps with a notional amount of $110.0 million and $40.0 million, which also were carried at a fair value of $0.3 million and ($20.0) thousand at December 31, 2006 and 2005, respectively. In addition, the Company has entered into foreign currency forward contracts with a notional amount of $2.5 million, which are carried at a fair value of ($17.0) thousand. There were no foreign currency forward contracts outstanding at December 31, 2005.
Corporate Risk Management
     RGA maintains a corporate risk management framework which is responsible for assessing, measuring and monitoring risks facing the enterprise. This includes development and implementation of mitigation strategies to reduce exposures to these risks to acceptable levels. Risk management is an integral part of the Company’s culture and every day activities. It includes guidelines and controls in areas such as pricing, underwriting, currency, administration, investments, asset liability management, counterparty exposure, financing, regulatory change, business continuity planning, human resources, liquidity, sovereign risks and technology development.
     The corporate risk management framework is directed by the corporate actuarial department, which reports to the chief operating officer. Risk management officers from all areas of the company support the corporate actuarial department in this effort. The corporate actuarial department provides quarterly risk management updates to the board of directors, executive management and the internal risk management officers.
     Specific risk assessments and descriptions can be found below and in Item 1A — “Risk Factors”.
Mortality Risk Management
     In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 40 such cases of over-retained policies, for amounts averaging $2.4 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $12.1 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate statutory capital requirements created by this business.
     The Company maintains a catastrophe insurance program (“Program”) that renews on August 13th of each year. The current Program began August 13, 2006, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $25 million in claims, the Program covers the next $50 million in claims, and the Company retains all claims in excess of $75 million. The Program covers only losses under North American guaranteed issue (corporate owned life insurance, bank owned life insurance, etc.) reinsurance programs and includes losses due to acts of terrorism, but excludes terrorism losses due to nuclear, chemical and/or biological events. The Program is insured by several insurance companies and Lloyd’s Syndicates, with no single entity providing more than $10 million of coverage.
Counterparty Risk
     In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. Should a counterparty not be able to fulfill its obligation to the Company under a reinsurance agreement, the impact could be material to the Company’s financial condition and results of operations.
     Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, or RGA Americas. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2006, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “B++”, the fifth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
     The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any material difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to the recoverability of any such claims.
     The Company relies upon its clients to provide timely, accurate information. The Company may experience volatility in its earnings as a result of erroneous or untimely reporting from its clients. The Company works closely with its clients and monitors this risk in an effort to minimize its exposure.
Market Risk
     Market risk is the risk of loss that may occur when fluctuation in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and nonderivative financial instruments have market risk so the Company’s risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. RGA is primarily exposed to interest rate risk and foreign currency risk.
     Interest Rate Risk
     This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company’s capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the effect of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
     The Company’s exposure to interest rate price risk and interest rate cash flow risk is reviewed on a quarterly basis. Interest rate price risk exposure is measured using interest rate sensitivity analysis to determine the change in fair value of the Company’s financial instruments in the event of a hypothetical change in interest rates. Interest rate cash flow risk exposure is measured using interest rate sensitivity analysis to determine the Company’s variability in cash flows in the event of a hypothetical change in interest rates. If estimated changes in fair value, net interest income, and cash flows are not within the limits established, management may adjust its asset and liability mix to bring interest rate risk within board-approved limits.
     In order to reduce the exposure of changes in fair values from interest rate fluctuations, RGA has developed strategies to manage its liquidity and increase the interest rate sensitivity of its asset base. From time to time, RGA has utilized the swap market to manage the volatility of cash flows to interest rate fluctuations.
     Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2006 and 2005 was $415.4 million and $262.6 million, respectively.
     The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
     At December 31, 2006, the Company’s estimated changes in fair value were within the targets outlined in the Company’s investment policy.
     Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2006 and 2005 was $0.5 million and $0.4 million, respectively.

     The cash flows from coupon payments move in the same direction as interest rates for the Company’s floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2006, the Company’s estimated changes in cash flows were within the targets outlined in the Company’s investment policy.
     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, and mortgage prepayments, and should not be relied on as indicative of future results. Further, the computations do not contemplate any actions management could undertake in response to changes in interest rates.
     Certain shortcomings are inherent in the method of analysis presented in the computation of the estimated fair value of fixed rate instruments and the estimated cash flows of floating rate instruments, which estimates constitute forward-looking statements. Actual values may differ materially from those projections presented due to a number of factors, including, without limitation, market conditions varying from assumptions used in the calculation of the fair value. In the event of a change in interest rates, prepayments could deviate significantly from those assumed in the calculation of fair value. Finally, the desire of many borrowers to repay their fixed rate mortgage loans may decrease in the event of interest rate increases.
     Foreign Currency Risk
     The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible, but generally does not hedge the foreign currency translation or net investment exposure related to its investment in foreign subsidiaries as it views these investments to be long-term. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Japanese yen, Korean won, the South African rand and euros.
Inflation
     The primary, direct effect on the Company of inflation is the increase in operating expenses. A large portion of the Company’s operating expenses consists of salaries, which are subject to wage increases at least partly affected by the rate of inflation. The rate of inflation also has an indirect effect on the Company. To the extent that a government’s policies to control the level of inflation result in changes in interest rates, the Company’s investment income is affected.
New Accounting Standards
     In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-5. This issue titled “Accounting for the Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, clarified that the amount of the DAC receivable beyond one year generally must be discounted to present value under Accounting Principles Board Opinion 21. The ratification is effective for reporting periods after December 15, 2006. The Company is currently evaluating the impact of EITF Issue 06-05 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period’s income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(r)” (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in the statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. The Company adopted SFAS 158 on December 31, 2006 increasing other liabilities by $17.4 million, decreasing deferred income taxes by $6.1 million, and reducing the Company’s total stockholder’s equity by $11.3 million.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2006. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); both of which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. Based upon the Company’s evaluation work completed to date, the Company expects to recognize an increase of approximately $25.2 million in the liability for unrecognized tax benefits, which will be accounted for as a reduction to the January 1, 2007 balance of retained earnings.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The Company prospectively adopted SFAS 155 during the first quarter of 2006, which did not have a material impact on the Company’s consolidated financial statements.
     In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the adoption of SOP 05-1 will have a material impact on the Company’s consolidated financial statements.
     In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“Issue B38”) and SFAS 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“Issue B39”). Issue B38 clarified that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39 were adopted by the Company during the first quarter of 2006 and did not have a material effect on the Company’s consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for corrections of errors or a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be reported as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was adopted by the Company during the first quarter of 2006.
     In December 2004, the FASB revised SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) to “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement was adopted by the Company during the first quarter of 2006 increasing compensation cost by approximately $1.7 million. See Note 17 — “Equity Based Compensation” in the Notes to Consolidated Financial Statements for additional information.
     In July 2003, the Accounting Standards Executive Committee issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $0.4 million as a cumulative effect of change in accounting principle.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)
Assets
Fixed maturity securities available-for-sale, at fair value	$8,372,173	$6,874,243
Mortgage loans on real estate	735,618	648,067
Policy loans	1,015,394	987,442
Funds withheld at interest	4,129,078	3,459,943
Short-term investments	140,281	126,296
Other invested assets	220,356	235,464

Total investments	14,612,900	12,331,455
Cash and cash equivalents	160,428	128,692
Accrued investment income	68,292	62,498
Premiums receivable and other reinsurance balances	695,307	573,145
Reinsurance ceded receivables	563,570	541,944
Deferred policy acquisition costs	2,808,053	2,465,630
Other assets	128,287	90,502

Total assets	$19,036,837	$16,193,866

Liabilities and Stockholders’ Equity
Future policy benefits	$5,315,428	$4,693,454
Interest sensitive contract liabilities	6,212,278	5,503,528
Other policy claims and benefits	1,826,831	1,529,298
Other reinsurance balances	145,926	212,422
Deferred income taxes	828,848	652,024
Other liabilities	177,490	117,101
Short-term debt	29,384	125,610
Long-term debt	676,165	674,392
Collateral finance facility	850,402	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,701	158,553

Total liabilities	16,221,453	13,666,382

Commitments and contingent liabilities (See Note 13)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 63,128,273 shares issued at December 31, 2006 and December 31, 2005)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,081,433	1,053,814
Retained earnings	1,307,743	1,048,215
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	109,067	85,127
Unrealized appreciation of securities, net of income taxes	335,581	361,815
Pension and postretirement benefits, net of income taxes	(11,297)	—

Total stockholders’ equity before treasury stock	2,890,073	2,616,517
Less treasury shares held of 1,717,722 and 2,052,316 at cost at December 31, 2006 and December 31, 2005, respectively	(74,689)	(89,033)

Total stockholders’ equity	2,815,384	2,527,484

Total liabilities and stockholders’ equity	$19,036,837	$16,193,866

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Twelve months ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$4,345,969	$3,866,775	$3,347,448
Investment income, net of related expenses	779,655	639,165	580,528
Investment related gains (losses), net	(3,953)	13,590	29,473
Change in value of embedded derivatives	6,543	7,444	26,104
Other revenues	65,477	57,791	55,366

Total revenues	5,193,691	4,584,765	4,038,919
Benefits and Expenses:
Claims and other policy benefits	3,488,388	3,187,902	2,678,537
Interest credited	244,771	208,376	198,931
Policy acquisition costs and other insurance expenses	712,568	629,359	591,029
Change in deferred acquisition costs associated with change in value of embedded derivatives	3,735	6,972	22,896
Other operating expenses	204,380	154,382	139,896
Interest expense	62,033	41,428	38,437
Collateral finance facility expense	26,428	—	—

Total benefits and expenses	4,742,303	4,228,419	3,669,726

Income from continuing operations before income taxes	451,388	356,346	369,193
Provision for income taxes	158,127	120,738	123,893

Income from continuing operations	293,261	235,608	245,300
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(5,051)	(11,428)	(23,048)

Income before cumulative effect of change in accounting principle	288,210	224,180	222,252
Cumulative effect of change in accounting principle, net of income taxes	—	—	(361)

Net income	$288,210	$224,180	$221,891

Basic earnings per share:
Income from continuing operations	$4.79	$3.77	$3.94
Discontinued operations	(0.08)	(0.19)	(0.37)
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income	$4.71	$3.58	$3.56

Diluted earnings per share:
Income from continuing operations	$4.65	$3.70	$3.90
Discontinued operations	(0.08)	(0.18)	(0.37)
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income	$4.57	$3.52	$3.52

Dividends declared per share	$0.36	$0.36	$0.27

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
				Additional			Other
	Preferred	Common		Paid In	Retained	Comprehensive	Comprehensive	Treasury
	Stock	Stock	Warrants	Capital	Earnings	Income	Income	Stock	Total
Balance, January 1, 2004	$—	$631	$66,915	$1,042,444	$641,502		$224,259	$(28,028)	$1,947,723

Comprehensive income:
Net income					221,891	$221,891			221,891
Other comprehensive income, net of income tax
Currency translation adjustments						40,090			40,090
Unrealized investment gains, net of related offsets and reclassification adjustment						74,017			74,017

Other comprehensive income						114,107	114,107

Comprehensive income						$335,998

Dividends to stockholders					(16,821)				(16,821)
Reissuance of treasury stock				4,071				8,054	12,125

Balance, December 31, 2004	—	631	66,915	1,046,515	846,572		338,366	(19,974)	2,279,025

Comprehensive income:
Net income					224,180	$224,180			224,180
Other comprehensive income, net of income tax
Currency translation adjustments						(8,564)			(8,564)
Unrealized investment gains, net of related offsets and reclassification adjustment						117,140			117,140

Other comprehensive income						108,576	108,576

Comprehensive income						$332,756

Dividends to stockholders					(22,537)				(22,537)
Purchase of treasury stock								(75,888)	(75,888)
Reissuance of treasury stock				7,299				6,829	14,128

Balance, December 31, 2005	—	631	66,915	1,053,814	1,048,215		446,942	(89,033)	2,527,484

Comprehensive income:
Net income					288,210	$288,210			288,210
Other comprehensive income, net of income tax
Currency translation adjustments						23,940			23,940
Unrealized investment gains (losses), net of related offsets and reclassification adjustment						(26,234)			(26,234)

Other comprehensive income (loss)						(2,294)	(2,294)

Comprehensive income						$285,916

Adjustment to initially apply SFAS 158, net of tax							(11,297)		(11,297)
Dividends to stockholders					(22,040)				(22,040)
Purchase of treasury stock								(194)	(194)
Equity based compensation, net of income tax				27,619	(6,642)			14,538	35,515

Balance, December 31, 2006	$—	$631	$66,915	$1,081,433	$1,307,743		$433,351	$(74,689)	$2,815,384

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended
	December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$288,210	$224,180	$221,891
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(5,351)	(4,666)	(9,666)
Premiums receivable and other reinsurance balances	(97,785)	(30,754)	50,356
Deferred policy acquisition costs	(256,375)	(287,405)	(416,017)
Reinsurance ceded balances	(21,626)	(107,679)	29,293
Future policy benefits, other policy claims and benefits, and other reinsurance balances	764,194	788,769	823,621
Deferred income taxes	189,578	41,393	92,638
Excess tax benefits from share-based payment arrangement	(2,819)	—	—
Other assets and other liabilities, net	24,037	25,169	(13,652)
Amortization of net investment discounts and other	(53,344)	(40,288)	(32,580)
Non-cash equity compensation expense	23,697	—	—
Investment related losses (gains), net	3,953	(13,722)	(29,473)
Other, net	(10,144)	4,354	(5,602)

Net cash provided by operating activities	846,225	599,351	710,809

Cash Flows from Investing Activities:
Sales of fixed maturity securities — available for sale	1,914,726	1,550,653	1,298,647
Maturities of fixed maturity securities — available for sale	72,066	44,930	53,469
Purchases of fixed maturity securities — available for sale	(3,466,862)	(2,218,422)	(1,902,073)
Sales of mortgage loans	—	—	13,927
Cash invested in mortgage loans on real estate	(144,001)	(88,813)	(166,747)
Cash invested in policy loans	(59,691)	(61,460)	(64,205)
Cash invested in funds withheld at interest	(54,564)	(74,398)	16,411
Principal payments on mortgage loans on real estate	55,928	49,001	23,607
Principal payments on policy loans	31,739	31,582	9,499
Change in short-term investments and other invested assets	16,302	(126,187)	(50,485)

Net cash used in investing activities	(1,634,357)	(893,114)	(767,950)

Cash Flows from Financing Activities:
Dividends to stockholders	(22,040)	(22,537)	(16,821)
Proceeds from long-term debt issuance	—	394,640	—
Principal payments on debt	(100,000)	—	—
Net borrowings under credit agreements	—	—	4,600
Purchases of treasury stock	(194)	(75,888)	—
Excess tax benefits from share-based payment arrangement	2,819	—	—
Exercise of stock options, net	8,982	6,046	7,162
Net proceeds from collateral finance facility	837,500	—	—
Excess deposits (payments) on universal life and other investment type policies and contracts	90,816	(27,912)	125,922

Net cash provided by financing activities	817,883	274,349	120,863
Effect of exchange rate changes	1,985	(3,989)	3,787

Change in cash and cash equivalents	31,736	(23,403)	67,509
Cash and cash equivalents, beginning of period	128,692	152,095	84,586

Cash and cash equivalents, end of period	$160,428	$128,692	$152,095

Supplementary information:
Cash paid for interest	$88,821	$38,303	$37,883
Cash paid (received) for income taxes, net of refunds	$(33,427)	$47,040	$28,638
Non-cash transfer from funds withheld at interest to fixed maturity securities	$—	$—	$606,040
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2006, 2005 and 2004
     Note 1 ORGANIZATION
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. As of December 31, 2006, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned approximately 52.5% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company.
The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”) and RGA Reinsurance UK Limited (“RGA UK”) as well as other subsidiaries, subject to an ownership position of greater than fifty percent (collectively, the “Company”).
The Company is primarily engaged in life reinsurance. Reinsurance is an arrangement under which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, for all or a portion of the insurance risks underwritten by the ceding company. Reinsurance is designed to (i) reduce the net liability on individual risks, thereby enabling the ceding company to increase the volume of business it can underwrite, as well as increase the maximum risk it can underwrite on a single life or risk; (ii) stabilize operating results by leveling fluctuations in the ceding company’s loss experience; (iii) assist the ceding company to meet applicable regulatory requirements; and (iv) enhance the ceding company’s financial strength and surplus position.
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
The accompanying consolidated financial statements include the accounts of RGA and its subsidiaries, both direct and indirect, subject to an ownership position greater than fifty percent, and any variable interest entities where the Company is the primary beneficiary. Entities in which the Company has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported under the equity method of accounting. The Company evaluates variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(r) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”. All significant intercompany balances and transactions have been eliminated.
Investments. Fixed maturity securities available-for-sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.
Impairments in the value of securities held by the Company, considered to be other than temporary, are recorded as a reduction of the book value of the security, and a corresponding realized investment loss is recognized in the consolidated statements of income. The Company’s policy is to recognize such impairment when the projected cash flows of these securities have been reduced on an other-than-temporary basis so that the fair value is reduced to an amount less than the book value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.
Unrealized gains and losses on marketable equity securities and fixed maturity securities classified as available for sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income in stockholders’ equity on the consolidated balance sheets.
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
For reinsurance transactions executed through December 31, 1994, assets and liabilities related to treaties written on a modified coinsurance basis with funds withheld are reported on a gross basis. For modified coinsurance reinsurance transactions with funds withheld executed on or after December 31, 1994, assets and liabilities are reported on a net or gross basis, depending on the specific details within each treaty. Reinsurance agreements reported on a net basis, where a legal right of offset exists, are generally included in other reinsurance balances on the consolidated balance sheets.
Change in value of embedded derivatives reflects the change in the market value of specific financial instruments as required upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”).
Substantially all of the Company’s funds withheld at interest balance is associated with its reinsurance of annuity contracts. The funds withheld at interest balance totaled $4.1 billion and $3.5 billion at December 31, 2006 and 2005, respectively, of which $2.9 billion and $2.3 billion, respectively, were subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. At December 31, 2006 and 2005, the fair value of the embedded derivative totaled $56.8 million and $50.3 million, respectively, and is included in the funds withheld at interest line item on the consolidated balance sheets. Subsequent to the initial adoption of Issue B36, the change in the market value of the underlying is recorded in the consolidated statements of income as change in value of embedded derivatives.
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
Other invested assets include derivative contracts, equity securities and preferred stocks, carried at fair value, and limited partnership interests and structured loans, carried at cost. Changes in fair value are recorded through accumulated other comprehensive income. Other invested assets are periodically reviewed for impairment.

The Company has a variety of reasons to use derivative instruments, such as to attempt to protect the Company against possible changes in the market value of its investment portfolio as a result of interest rate changes; to manage the portfolio’s effective yield, maturity, and duration; and to reduce the risk associated with fluctuations in foreign currency exchange rates. Foreign currency forwards may be used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specific future date. The price agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date. The change in the market value of the contract is reflected in the Company’s financial statements. The Company does not invest in derivatives for speculative purposes. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company’s use of derivatives historically has not been significant to its financial position. Income or expense on derivative financial instruments used to manage interest-rate exposure is recorded on an accrual basis as an adjustment to the yield of the related interest-earning assets or interest-bearing liabilities for the periods covered by the contracts. Upon sale, exercise, expiration or termination, gains or losses on derivatives accounted for as cash flow hedges are reclassified from accumulated other comprehensive income into earnings in the same period or periods during which the hedged transaction affects earnings. As of December 31, 2006 and 2005, the Company did not hold any derivatives reported as cash flow or fair value hedges. At December 31, 2006 and 2005, the Company held exchange-traded credit default swaps with a notional amount of $110.0 million and $40.0 million, respectively, which were carried at a fair value of $0.3 million and ($20.0) thousand, respectively. At December 31, 2006, the Company held foreign currency forward contracts with a notional amount of approximately $2.5 million, which are carried at a fair value of ($17.0) thousand. There were no foreign currency forward contracts outstanding at December 31, 2005. Changes in the fair value of both types of derivatives are recorded as investment related gains/(losses), net on the consolidated statements of income. It is the Company’s policy to enter into derivative contracts primarily with highly rated companies.
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
Premiums Receivable. Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims for unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2006 or 2005.
Deferred Policy Acquisition Costs. Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to establish that DAC remains recoverable, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2006, 2005 or 2004. Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.
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
Goodwill and Value of Business Acquired. The Company reports goodwill pursuant to the provisions of SFAS No. 142. Accordingly, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. From 2004 through 2006, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2006 and 2005 totaled $7.0 million including accumulated amortization of $1.0 million, and was related to the purchase by the Company’s U.S. operations of RGA Financial Group L.L.C. in 2000. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The value of business acquired was approximately $2.7 million and $3.5 million, including accumulated amortization of $10.7 million and $9.9 million, as of December 31, 2006 and 2005, respectively. The value of business acquired amortization expense for the years ended December 31, 2006, 2005, and 2004 was $0.8 million, $1.0 million, and $1.3 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Amortization of the value of business acquired is estimated to be $0.6 million, $0.4 million, $0.4 million, $0.3 million and $0.2 million during 2007, 2008, 2009, 2010 and 2011, respectively.
Other Assets. In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2006 and 2005, the Company had unamortized computer software costs of approximately $19.2 million and $18.9 million, respectively. During 2006, 2005 and 2004, the Company amortized computer software costs of $3.0 million, $5.7 million, and $2.2 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value. The amortization in 2005 includes an asset impairment charge of $2.7 million.
Future Policy Benefits and Interest-Sensitive Contract Liabilities. Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 4.0% to 6.4%. The mortality and withdrawal assumptions are based on the Company’s experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.
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

Other Policy Claims and Benefits. Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company and business segment, but generally averages around 2.8 months on a consolidated basis. The Company updates its analysis of incurred but not reported, including lag studies, on a quarterly basis and adjusts its claim liabilities accordingly.
Other liabilities primarily include investments in transit, separate accounts, employee benefits, and current federal income taxes payable. The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities and participates in a securitized lending program. These transactions are reported as collateralized financings and the settlement obligation is a component of other liabilities. At December 31, 2006 and 2005, there were no repurchase agreements outstanding.
Income Taxes. RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., Reinsurance Company of Missouri, Incorporated, RGA Sigma Reinsurance SPC, Timberlake Financial L.L.C. (“Timberlake Financial”), Timberlake Reinsurance Company II (“Timberlake Re”), Fairfield Management Group, Inc., Reinsurance Partners, Inc. and RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), formerly Triad Re, Ltd. The Company’s Argentine, Australian, Bermudian, Canadian, South African, Indian, Irish, and United Kingdom subsidiaries are taxed under applicable local statutes.
For all years presented the Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.
Collateral Finance Facility represents notes issued to fund collateral requirements for statutory reserves on specified term life insurance policies reinsured by RGA Reinsurance. The cost of the facility is reflected in collateral finance facility expense. See Note 15 — “Collateral Finance Facility” for additional information.
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company. During December 2001, RGA Capital Trust I (the “Trust”), a wholly-owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities (“PIERS”) Units. Each unit consists of a preferred security (“Preferred Securities”) issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS units. The market value of the Preferred Securities on the date issued ($158.1 million) was recorded in liabilities on the consolidated balance sheets under the caption “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures”. The coupon rate of the Preferred Securities is 5.75% on a face amount of $225.0 million.
Warrants. The market value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders’ equity on the consolidated balance sheets under the caption “Warrants”. In the aggregate as of December 31, 2006, 4.5 million warrants to purchase approximately 5.6 million shares of Company common stock at a price per share of $39.98 were outstanding. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.
Foreign Currency Translation. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in accumulated other comprehensive income on the consolidated balance sheets until the underlying subsidiary is sold or substantially liquidated. The Company’s material functional currencies are the Australian dollar, the British pound, the Canadian dollar, the Japanese yen, the Korean won, the South African rand and euros.
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

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 40 such cases of over-retained policies, for amounts averaging $2.4 million over the Company’s normal retention limit. The largest amount over retained on any one life is $12.1 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate statutory capital requirements created by this business.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2006, all rated retrocession pool participants followed by the A.M. Best Company were rated “B++” or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados and RGA Americas.
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
Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 4.3%, 4.1% and 4.5%, during 2006, 2005 and 2004, respectively. The weighted average interest-crediting rates for U.S. dollar-denominated investment-type contracts ranged from 2.5% to 4.8% during 2006, 3.2% to 5.8% during 2005 and 2.8% to 5.9% during 2004.
Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in net income, as are write-downs of investments where declines in value are deemed to be other than temporary in nature. The cost of investments sold is determined based upon the specific identification method.
Net Earnings Per Share. Basic earnings per share exclude any dilutive effects of any outstanding options, warrants or units. Diluted earnings per share include the dilutive effects assuming outstanding stock options, warrants or units were exercised.
New Accounting Pronouncements. In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-5. This issue titled “Accounting for the Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, clarified that the amount of the DAC receivable beyond one year generally must be discounted to present value under Accounting Principles Board Opinion 21. The ratification is effective for reporting periods after December 15, 2006. The Company is currently evaluating the impact of EITF Issue 06-05 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in current year financial statements for purposes of assessing materiality. SAB 108 requires that a registrant assess the materiality of a current period misstatement by determining how the current period’s balance sheet would be affected in correcting a misstatement without considering the year(s) in which the misstatement originated and how the current period’s income statement is misstated, including the reversing effect of prior year misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The cumulative effect of applying SAB 108 may be recorded by adjusting current year beginning balances of the affected assets and liabilities with a corresponding adjustment to the current year opening balance in retained earnings if certain criteria are met. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(r)” (“SFAS 158”). The pronouncement revises financial reporting standards for defined benefit pension and other postretirement plans by requiring the (i) recognition in the statement of financial position of the funded status of defined benefit plans measured as the difference between the fair value of plan assets and the benefit obligation, which is the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans; (ii) recognition as an adjustment to accumulated other comprehensive income (loss), net of income taxes, those amounts of actuarial gains and losses, prior service costs and credits, and transition obligations that have not yet been included in net periodic benefit costs as of the end of the year of adoption; (iii) recognition of subsequent changes in funded status as a component of other comprehensive income; (iv) measurement of benefit plan assets and obligations as of the date of the statement of financial position; and (v) disclosure of additional information about the effects on the employer’s statement of financial position. The Company adopted SFAS 158 on December 31, 2006 increasing other liabilities by $17.4 million, decreasing deferred income taxes by $6.1 million, and reducing the Company’s total stockholder’s equity by $11.3 million.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2006. The guidance in SFAS 157 will be applied prospectively with the exception of; (i) block discounts of financial instruments; (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”); which are to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s consolidated financial statements.
In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. Based upon the Company’s evaluation work completed to date, the Company expects to recognize an increase of approximately $25.2 million in the liability for unrecognized tax benefits, which will be accounted for as a reduction to the January 1, 2007 balance of retained earnings.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (“SFAS 155”). SFAS 155 amends SFAS No. 133 and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. In addition, among other changes, SFAS 155 (i) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; (ii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; (iii) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (iv) eliminates the prohibition on a qualifying special-purpose entity (“QSPE”) from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial interest. The Company prospectively adopted SFAS 155 during the first quarter of 2006, which did not have a material impact on the Company’s consolidated financial statements.
In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized DAC, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of SOP 05-1 and does not expect that the adoption of SOP 05-1 will have a material impact on the Company’s consolidated financial statements.
In June 2005, the FASB cleared SFAS 133 Implementation Issue No. B38, “Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option” (“Issue B38”) and SFAS 133 Implementation Issue No. B39, “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor” (“Issue B39”). Issue B38 clarified that the potential settlement of a debtor’s obligation to a creditor occurring upon exercise of a put or call option meets the net settlement criteria of SFAS No. 133. Issue B39 clarified that an embedded call option, in which the underlying is an interest rate or interest rate index, that can accelerate the settlement of a debt host financial instrument should not be bifurcated and fair valued if the right to accelerate the settlement can be exercised only by the debtor (issuer/borrower) and the investor will recover substantially all of its initial net investment. Issues B38 and B39 were adopted by the Company during the first quarter of 2006 and did not have a material effect on the Company’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for corrections of errors or a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be reported as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was adopted by the Company during the first quarter of 2006.
In December 2004, the FASB revised SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) to “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement was adopted by the Company during the first quarter of 2006 increasing compensation cost by approximately $1.7 million. See Note 17 – “Equity Based Compensation” for additional information.
In July 2003, the Accounting Standards Executive Committee issued SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”. SOP 03-1 provides guidance on separate account presentation and valuation, the accounting for sales inducements and the classification and valuation of long-duration contract liabilities. The Company adopted the provisions of SOP 03-1 on January 1, 2004, recording a charge of $0.4 million as a cumulative effect of change in accounting principle.
Reclassification. The Company has reclassified the presentation of certain prior period information to conform to the 2006 presentation.
     Note 3 STOCK TRANSACTIONS
On December 12, 2005, RGA entered into an accelerated share repurchase (“ASR”) agreement with a financial counterparty. Under the ASR agreement, RGA purchased 1,600,000 shares of its outstanding common stock at an initial price of $47.43 per share and at an aggregate price of approximately $75.9 million. The counterparty completed its purchases during the first quarter of 2006 and as a result, the Company was required to pay $194 thousand to the counterparty for the final settlement which resulted in a final price of $47.55 per share on the repurchased common stock. The common shares repurchased have been placed into treasury to be used for general corporate purposes. The repurchase of shares pursuant to the ASR agreement is in addition to the Company’s previously announced stock repurchase authorization.

On January 23, 2002, the board of directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of its shares of stock, as conditions warrant. The board’s action allows management, at its discretion, to purchase shares on the open market. As of December 31, 2006, the Company had purchased 225,500 shares under this program at an aggregate cost of $6.6 million. Purchased shares are held as treasury stock. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
     Note 4 INVESTMENTS
Major categories of net investment income consist of the following (in thousands):

Years Ended December 31,	2006	2005	2004
Fixed maturity securities available-for-sale	$408,603	$339,051	$287,471
Mortgage loans on real estate	42,674	40,827	34,045
Policy loans	54,322	57,237	54,309
Funds withheld at interest	256,566	192,122	199,094
Short-term investments	5,142	2,236	1,314
Other invested assets	24,848	17,569	14,045

Investment revenue	792,155	649,042	590,278
Investment expense	12,500	9,877	9,750

Net investment income	$779,655	$639,165	$580,528

The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities at December 31, 2006 and 2005 are as follows (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2006
Available-for-sale:
Commercial and industrial	$1,631,101	$21,056	$23,500	$1,628,657
Public utilities	1,027,994	251,200	8,628	1,270,566
Asset-backed securities	468,188	2,751	1,016	469,923
Canadian and Canadian provincial governments	814,048	245,671	605	1,059,114
Mortgage-backed securities	1,986,276	13,702	19,066	1,980,912
Finance	1,615,041	36,606	10,699	1,640,948
U.S. government and agencies	3,236	86	28	3,294
State and political subdivisions	68,462	346	714	68,094
Other foreign government securities	253,586	727	3,648	250,665

Total fixed maturity securities	$7,867,932	$572,145	$67,904	$8,372,173

Equity securities	$158,076	$5,886	$1,362	$162,600

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2005
Available-for-sale:
Commercial and industrial	$1,817,190	$53,023	$18,983	$1,851,230
Public utilities	904,291	249,293	3,378	1,150,206
Asset-backed securities	119,913	3,571	1,352	122,132
Canadian and Canadian provincial governments	700,487	240,059	415	940,131
Mortgage-backed securities	1,530,795	9,889	15,478	1,525,206
Finance	965,177	29,909	6,905	988,181
U.S. government and agencies	38,352	48	263	38,137
State and political subdivisions	31,493	385	115	31,763
Other foreign government securities	223,527	3,806	76	227,257

Total fixed maturity securities	$6,331,225	$589,983	$46,965	$6,874,243

Equity securities	$199,531	$5,359	$3,804	$201,086

As of December 31, 2006, the Company held securities with a market value of $582.2 million issued by the Federal Home Loan Mortgage Corporation, $450.0 million issued by the Federal National Mortgage Corporation, $545.0 million that were issued by a Canadian province, and $481.7 million in one entity that were guaranteed by a Canadian province, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2005, the Company held securities with a market value of $586.1 million issued by the Federal Home Loan Mortgage Corporation, $407.4 million issued by the Federal National Mortgage Corporation, $485.7 million in one entity were guaranteed by a Canadian province, and $454.0 million in one entity that was guaranteed by a Canadian province, all of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2006 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2006, the contractual maturities of investments in fixed maturity securities were as follows (in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$113,447	$113,462
Due after one year through five years	1,041,326	1,046,257
Due after five years through ten years	1,644,747	1,645,300
Due after ten years	2,613,949	3,116,319
Asset and mortgage-backed securities	2,454,463	2,450,835

	$7,867,932	$8,372,173

Net investment related gains consist of the following (in thousands):

	2006	2005	2004
Years Ended December 31
Fixed maturities and equity securities available-for-sale:
Realized gains	$27,094	$36,463	$48,306
Realized losses	(31,104)	(24,733)	(21,038)
Other, net	57	1,860	2,205

Net gains (losses)	$(3,953)	$13,590	$29,473

The Company monitors its investment securities to identify impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities with an other-than-temporary impairment in value are written down to management’s estimate of fair value. Included in net realized losses are other-than-temporary write-downs of fixed maturity securities of approximately $1.1 million, $0.5 million, and $8.5 million in 2006, 2005 and 2004, respectively. The circumstances that gave rise to these impairments were management’s intention to sell certain securities which were trading at amounts less than the then carrying value, bankruptcy proceedings on the part of the issuer or deterioration in collateral value supporting certain asset-backed securities.
At December 31, 2006, fixed maturity securities held by the Company that were below investment grade had a book value and estimated fair value of approximately $245.7 million and $246.8 million, respectively. At December 31, 2006, the Company owned non-income producing securities with an amortized cost of $12.5 million and market value of $13.4 million. During 2006, 2005, and 2004 the Company sold fixed maturity securities and equity securities with fair values of $997.0 million, $822.3 million, and $394.0 million, which were below amortized cost, at losses of $31.5 million, $21.8 million and $20.6 million, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.

The following table presents the total gross unrealized losses for 982 and 679 fixed maturity securities and equity securities as of December 31, 2006 and 2005, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (in thousands):

	At December 31, 2006		At December 31, 2005
	Gross Unrealized		Gross Unrealized
	Losses	% of Total	Losses	% of Total

Less than 20%	$69,266	100.0%	$50,224	98.9%
20% or more for less than six months	—	—	545	1.1%
20% or more for six months or greater	—	—	—	—

Total	$69,266	100.0%	$50,769	100.0%

While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.
The following tables present the estimated fair values and gross unrealized losses for the 982 and 679 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of December 31, 2006 and 2005, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of December 31, 2006
	Equal to or greater than
(in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated	Unrealized
	Value	Loss	Value	Loss	Fair Value	Loss
Investment grade securities:
Commercial and industrial	$433,621	$7,899	$405,084	$13,468	$838,705	$21,367
Public utilities	217,376	3,403	125,113	4,444	342,489	7,847
Asset-backed securities	197,525	634	22,036	365	219,561	999
Canadian and Canadian provincial governments	50,965	548	2,847	56	53,812	604
Mortgage-backed securities	741,943	6,381	552,415	12,684	1,294,358	19,065
Finance	498,661	3,447	226,042	7,249	724,703	10,696
U.S. government and agencies	105	—	979	28	1,084	28
State and political subdivisions	29,229	270	13,269	444	42,498	714
Foreign governments	175,247	3,137	27,862	512	203,109	3,649

Investment grade securities	2,344,672	25,719	1,375,647	39,250	3,720,319	64,969

Non-investment grade securities:
Commercial and industrial	$53,204	$1,103	$25,187	$1,030	$78,391	$2,133
Finance	14,683	247	502	4	15,185	251
Asset-backed securities	3,282	18	—	—	3,282	18
Public utilities	—	—	9,038	533	9,038	533

Non-investment grade securities	71,169	1,368	34,727	1,567	105,896	2,935

Total fixed maturity securities	$2,415,841	$27,087	$1,410,374	$40,817	$3,826,215	$67,904

Equity securities	$25,926	$668	$15,874	$694	$41,800	$1,362

	As of December 31, 2005
	Equal to or greater than
(in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated	Unrealized
	Value	Loss	Value	Loss	Fair Value	Loss
Investment grade securities:
Commercial and industrial	$761,601	$15,525	$53,040	$2,700	$814,641	$18,225
Public utilities	190,043	2,941	5,750	332	195,793	3,273
Asset-backed securities	48,134	912	18,791	440	66,925	1,352
Canadian and Canadian provincial governments	40,959	415	—	—	40,959	415
Mortgage-backed securities	905,373	14,085	45,175	1,393	950,548	15,478
Finance	371,643	4,907	20,872	904	392,515	5,811
U.S. government and agencies	31,102	238	681	25	31,783	263
State and political subdivisions	5,705	115	—	—	5,705	115
Foreign governments	25,109	76	—	—	25,109	76

Investment grade securities	2,379,669	39,214	144,309	5,794	2,523,978	45,008

Non-investment grade securities:
Commercial and industrial	37,411	709	2,515	48	39,926	757
Public utilities	12,822	106	—	—	12,822	106
Finance	11,610	1,094	—	—	11,610	1,094

Non-investment grade securities	61,843	1,909	2,515	48	64,358	1,957

Total fixed maturity securities	$2,441,512	$41,123	$146,824	$5,842	$2,588,336	$46,965

Equity securities	$92,492	$3,629	$6,094	$175	$98,586	$3,804

The Company believes that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook, and the Company’s ability and intent to hold the security until recovery support the view that the security was not other-than-temporarily impaired as of December 31, 2006. The unrealized losses on fixed maturity securities did not exceed 14.3% on an individual security basis and are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities.
The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. No securities were loaned to third parties as of December 31, 2006 or 2005. Securities loaned transactions are accounted for as financing arrangements on the Company’s consolidated balance sheets and consolidated statements of cash flow and the income and expenses associated with the program are reported in net investment income since such transactions are entered into for income generation purposes, not funding purposes.
The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 80% or less for domestic mortgages. The distribution of mortgage loans by property type is as follows as of December 31, 2006 and 2005 (in thousands):

	2006		2005
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
Property type:
Apartment	$57,415	7.80%	$49,185	7.59%
Retail	193,077	26.25%	150,083	23.16%
Office building	218,957	29.76%	199,095	30.72%
Industrial	235,047	31.96%	226,217	34.91%
Other commercial	31,122	4.23%	23,487	3.62%

Total	$735,618	100.00%	$648,067	100.00%

All of the Company’s mortgage loans are amortizing loans. As of December 31, 2006 and 2005, the Company’s mortgage loans were distributed as follows (in thousands):

	2006		2005
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
United States:
Alabama	$18,478	2.51%	$9,638	1.49%
Arizona	47,432	6.45%	24,506	3.78%
California	147,572	20.07%	151,191	23.34%
Colorado	30,932	4.20%	32,506	5.02%
Connecticut	1,937	0.26%	1,982	0.31%
Florida	69,115	9.40%	56,735	8.75%
Georgia	57,571	7.83%	46,088	7.11%
Illinois	62,402	8.48%	50,882	7.85%
Indiana	10,325	1.40%	10,723	1.65%
Kansas	19,860	2.70%	20,510	3.16%
Maine	9,302	1.26%	9,535	1.47%
Maryland	9,856	1.34%	6,216	0.96%
Massachusetts	11,908	1.62%	12,094	1.87%
Missouri	36,098	4.91%	15,801	2.44%
Nevada	4,678	0.64%	9,646	1.49%
New Hampshire	2,227	0.30%	2,280	0.35%
New Jersey	26,953	3.66%	27,392	4.23%
New Mexico	—	—	3,758	0.58%
New York	19,436	2.64%	9,922	1.53%
North Carolina	18,317	2.49%	18,202	2.81%
Ohio	3,686	0.50%	3,759	0.58%
Oregon	5,488	0.75%	5,615	0.87%
Pennsylvania	6,829	0.93%	4,526	0.70%
Rhode Island	5,323	0.72%	5,439	0.84%
South Carolina	3,521	0.48%	3,566	0.55%
South Dakota	6,927	0.94%	7,091	1.09%
Tennessee	3,675	0.50%	—	—
Texas	27,838	3.78%	28,612	4.41%
Virginia	39,801	5.41%	40,584	6.26%
Washington	18,436	2.51%	18,815	2.90%
Wisconsin	9,695	1.32%	10,453	1.61%

Total	$735,618	100.00%	$648,067	100.00%

All mortgage loans are performing and no valuation allowance had been established as of December 31, 2006 and 2005.
The maturities of the mortgage loans as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Due one year through five years	$117,463	$90,466
Due after five years	487,691	438,911
Due after ten years	130,464	118,690

Total	$735,618	$648,067

Policy loans comprised approximately 6.9% and 8.0% of the Company’s investments as of December 31, 2006 and 2005, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds withheld at interest comprised approximately 28.3% and 28.1% of the Company’s investments as of December 31, 2006 and 2005, respectively. Of the $4.1 billion funds withheld at interest balance as of December 31, 2006, $2.8 billion of the balance is associated with one client. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 7.08%, 6.63% and 7.51% for the years ended December 31, 2006, 2005 and 2004, respectively. In most cases, the Company is subject to the investment performance on the funds withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other invested assets include equity securities, preferred stocks, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 1.5% and 1.9% of the Company’s investments as of December 31, 2006 and 2005, respectively. The Company recognized other-than-temporary write-downs of approximately $4.3 million and $1.3 million, during 2006 and 2005, respectively. The Company did not recognize any other-than-temporary write-downs on other invested assets in 2004.
     Note 5 FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2006 and 2005. Fair values have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts (in thousands):

	2006		2005
	Carrying	Estimated	Carrying	Estimated
Assets:	Value	Fair Value	Value	Fair Value
Fixed maturity securities	$8,372,173	$8,372,173	$6,874,243	$6,874,243
Mortgage loans on real estate	735,618	746,560	648,067	663,743
Policy loans	1,015,394	1,015,394	987,442	987,442
Funds withheld at interest	4,129,078	4,171,306	3,459,943	3,479,230
Short-term investments	140,281	140,281	126,296	126,296
Other invested assets	220,356	230,071	235,464	235,656
Liabilities:
Interest-sensitive contract liabilities	$6,212,278	$5,480,925	$5,503,528	$4,904,127
Long-term and short-term debt	705,549	717,180	800,002	821,889
Collateral finance facility	850,402	850,402	—	—
Company-obligated mandatorily redeemable preferred securities	158,701	226,091	158,553	228,459
Publicly traded fixed maturity securities are valued based upon quoted market prices. Private placement securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is tied to the crediting rate applied to the related policy and contract reserves. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. The carrying value of short-term investments at December 31, 2006 and 2005 approximates fair value. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheets, while limited partnership interests are carried at cost.
The fair value of the Company’s interest-sensitive contract liabilities is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company’s long-term debt, collateral finance facility and the company-obligated mandatorily redeemable preferred securities are estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality.
     Note 6 REINSURANCE
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2006 and 2005, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers and retrocessionaires.
The effect of reinsurance on net premiums is as follows (in thousands):

Years Ended December 31,	2006	2005	2004
Direct	$2,958	$3,795	$4,930
Reinsurance assumed	4,732,491	4,218,033	3,644,472
Reinsurance ceded	(389,480)	(355,053)	(301,954)

Net premiums	$4,345,969	$3,866,775	$3,347,448

The effect of reinsurance on policyholder claims and other policy benefits is as follows (in thousands):

Years Ended December 31,	2006	2005	2004
Direct	$3,602	$3,374	$4,299
Reinsurance assumed	3,667,795	3,443,283	2,945,413
Reinsurance ceded	(183,009)	(258,755)	(271,175)

Net policyholder claims and benefits	$3,488,388	$3,187,902	$2,678,537

At December 31, 2006 and 2005, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.
The effect of reinsurance on life insurance in force is shown in the following schedule (in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %
Life Insurance In Force:
December 31, 2006	$78	$1,980,299	$47,458	$1,932,919	102.45%
December 31, 2005	77	1,736,614	59,241	1,677,450	103.53%
December 31, 2004	76	1,458,827	161,978	1,296,925	112.48%
At December 31, 2006, the Company has provided approximately $1.8 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels. As of December 31, 2006, these treaties had approximately $686.0 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $756.1 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the Company at December 31, 2006. Securities with an amortized cost of $1,364.4 million, as of December 31, 2006, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. See Note 15 — “Collateral Finance Facility” for additional information on assets in trust.
     Note 7 DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (in thousands):

Years Ended December 31,	2006	2005	2004
Deferred policy acquisition costs:
Assumed	$2,900,181	$2,557,268	$2,321,731
Retroceded	(92,128)	(91,638)	(95,757)

Net	$2,808,053	$2,465,630	$2,225,974

Years Ended December 31,	2006	2005	2004
Beginning of year	$2,465,630	$2,225,974	$1,757,096
Capitalized:
Assumed	891,597	920,372	915,071
Retroceded	(7,252)	(15,529)	(15,296)
Amortized:
Assumed	(630,574)	(613,025)	(468,924)
Allocated to change in value of embedded derivatives	(3,735)	(6,972)	(22,896)
Retroceded	6,762	19,648	(1,634)
Foreign currency changes	85,625	(64,838)	62,557

End of year	$2,808,053	$2,465,630	$2,225,974

Some reinsurance agreements involve reimbursing the ceding company for allowances and commissions in excess of first-year premiums. These amounts represent acquisition costs and are capitalized to the extent deemed recoverable from the future premiums and amortized against future profits of the business. This type of agreement presents a risk to the extent that the business lapses faster than originally anticipated, resulting in future profits being insufficient to recover the Company’s investment.
     Note 8 INCOME TAX
The provision for income tax expense attributable to income from continuing operations consists of the following (in thousands):

Years Ended December 31,	2006	2005	2004
Current income tax expense	$853	$44,583	$22,351
Deferred income tax expense	114,708	32,815	80,764
Foreign current tax expense	23,449	34,762	8,904
Foreign deferred tax expense	19,117	8,578	11,874

Provision for income taxes	$158,127	$120,738	$123,893

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (in thousands):

Years Ended December 31,	2006	2005	2004
Tax provision at U.S. statutory rate	$157,986	$124,721	$129,217
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(4,123)	(3,410)	(1,063)
Amounts related to audit resolution	—	—	(1,900)
Travel and entertainment	198	167	241
Deferred tax valuation allowance	274	(4,739)	(2,602)
Amounts related to tax audit contingencies	3,780	3,234	—
Other, net	12	765	—

Total provision for income taxes	$158,127	$120,738	$123,893

Total income taxes were as follows (in thousands):

Years Ended December 31,	2006	2005	2004
Income taxes from continuing operations	$158,127	$120,738	$123,893
Tax benefit on discontinued operations	(2,720)	(6,154)	(12,410)
Tax effect on cumulative change in accounting principle	—	—	(195)
Income tax from stockholders’ equity:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	(8,223)	47,048	39,855
Exercise of stock options	(2,821)	(1,566)	(1,329)
Foreign currency translation	1,727	(3,238)	(15,455)
Unrealized pension and post retirement	(6,083)	—	—

Total income taxes provided	$140,007	$156,828	$134,359

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2006 and 2005, are presented in the following tables (in thousands):

Years Ended December 31,	2006	2005
Deferred income tax assets:
Nondeductible accruals	$22,510	$19,651
Deferred acquisition costs capitalized for tax	49,750	43,448
Net operating loss carryforward	781,481	570,066
Nondeductible foreign taxes	—	108
Capital loss carryforward	482	—

Subtotal	854,223	633,273
Valuation allowance	(5,000)	(4,727)

Total deferred income tax assets	849,223	628,546
Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	977,790	858,693
Reserve for policies and investment income differences	404,841	175,857
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	104,725	42,690
Differences in foreign currency translation	11,897	10,169
Differences in the tax basis of cash and invested assets	178,818	193,161

Total deferred income tax liabilities	1,678,071	1,280,570

Net deferred income tax liabilities	$828,848	$652,024

As of December 31, 2006 and 2005, a valuation allowance for deferred tax assets of approximately $5.0 million and $4.7 million, respectively, was provided on the net operating and capital losses of General American Argentina Seguros de Vida, S.A., RGA South Africa Holdings, RGA Financial Products Limited, and RGA UK Services Limited. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized. Except for RGA International Reinsurance Company Ltd., and RGA Global Reinsurance Company Limited, the Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries because the Company considers these earnings to be permanently reinvested and does not expect these earnings to be repatriated in the foreseeable future.
During 2006, 2005, and 2004, the Company received federal income tax refunds and foreign tax credit reimbursements of approximately $46.3 million, $32.3 million and $1.4 million, respectively. The Company made cash income tax payments of approximately $12.9 million, $79.3 million and $29.9 million in 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, the Company recognized gross deferred tax assets associated with net operating losses of approximately $2.2 billion and $1.6 billion, respectively, that will expire between 2019 and 2026. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, are not expected to be lost due to the application of tax planning strategies that management would utilize.
The Company’s U.S. tax returns have been audited by the relevant taxing authorities for all years through 2002. The Company believes established tax contingency reserves are adequate in relation to the potential for additional assessments. Once established, reserves are adjusted as information becomes available or when an event requiring a change to the reserve occurs. The resolution of tax matters in the future could have an effect on the Company’s effective rate.
     Note 9 EMPLOYEE BENEFIT PLANS
Certain subsidiaries of the Company are sponsors or administrators of both qualified and non-qualified defined benefit pension plans (“Pension Plans”). The largest of these plans is a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance that covers U.S. employees. The benefits under the Pension Plans are generally based on years of service and compensation levels.
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $1.6 million, $1.3 million, and $0.7 million in 2006, 2005 and 2004, respectively that is related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement heath benefits.
A December 31 measurement date is used for all of the defined benefit and postretirement plans.
Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
(in thousands)	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of year	$30,898	$22,845	$10,232	$8,583
Service cost	2,662	2,047	687	598
Interest cost	1,975	1,589	632	518
Settlements	(104)	(158)	—	—
Participant contributions	—	—	22	17
Plan amendments	5,152	—	—	—
Actuarial losses	2,016	4,873	903	613
Benefits paid	(413)	(298)	(170)	(97)
Foreign currency rate change effect	96	—	—	—

Benefit obligation at end of year	$42,282	$30,898	$12,306	$10,232

	December 31,
(in thousands)	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Change in plan assets:
Contract value of plan assets at beginning of year	$16,077	$13,875	$—	$—
Actual return on plan assets	2,145	834	—	—
Settlements	(104)	(158)	—	—
Employer and participant contributions	3,979	1,846	170	97
Benefits paid and expenses	(413)	(320)	(170)	(97)

Contract value of plan assets at end of year	$21,684	$16,077	$—	$—

Funded status at end of year	$(20,598)	$(14,821)	$(12,306)	$(10,232)

Amounts recognized in balance sheets:
Funded Status at end of year	$(20,598)	$(14,821)	$(12,306)	$(10,232)
Unrecognized net actuarial losses	—	7,575	—	4,627
Unrecognized prior service cost	—	217	—	—

Net amount recognized	$(20,598)	$(7,029)	$(12,306)	$(5,605)

Non-current assets	$—		$—
Current liabilities	(347)		(1,442)
Non-current liabilities	(20,251)		(10,864)

Net amount recognized	$(20,598)		$(12,306)

Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$8,703		$4,607
Net prior service cost	4,070		—

Total	$12,773		$4,607

The following table presents additional year-end information for pension plans based on the excess or shortfall of plan assets as compared to the accumulated benefit obligation (“ABO”) as of December 31, 2006 and 2005 (in thousands):

	2006		2005

	ABO in Excess	Plan Assets in	ABO in Excess	Plan Assets in
	of Plan Assets	Excess of ABO	of Plan Assets	Excess of ABO
Aggregate projected benefit obligation	$16,967	$25,315	$30,898	$—
Aggregate contract value of plan assets	—	21,684	16,077	—
Accumulated benefit obligation	11,498	21,219	23,755	—
The components of net periodic benefit cost were as follows (in thousands):

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$2,662	$2,047	$1,827	$687	$598	$342
Interest cost	1,975	1,589	1,274	632	518	331
Expected return on plan assets	(1,516)	(1,156)	(1,000)	—	—	—
Amortization of prior actuarial losses	377	353	133	279	221	58
Amortization of prior service cost	316	30	30	—	—	—

Net periodic benefit cost	$3,814	$2,863	$2,264	$1,598	$1,337	$731

The Company expects to contribute to the plans $8.3 million in pension benefits and $0.2 million in other benefits during 2007.
The following table summarizes the adjustments to the balance sheets in order to recognize the funded status of the defined benefit pension and postretirement plans at December 31, 2006, as required by the adoption of SFAS 158 (in thousands):

		December 31,		December 31,
		2006 Pre	Adoption of	2006 Post
Balance Sheet		SFAS 158	SFAS 158	SFAS 158
Category	Sub Category	Adjustments	Adjustments	Adjustments
Other liabilities	Accrued pension	$7,825	$12,773	$20,598
Other liabilities	Accrued postretirement	7,699	4,607	12,306
Deferred income taxes	Deferred income taxes	(2,861)	(6,083)	(8,944)
Accumulated other comprehensive (loss)	Pension and postretirement benefits, net of income taxes	—	(11,297)	(11,297)
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (in thousands):

	Pension	Other
	Benefits	Benefits
2007	$1,870	$150
2008	2,042	180
2009	2,722	211
2010	3,101	245
2011	3,438	286
2012-2015	21,797	2,161
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.7 and $0.1 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.25%	4.25%	—	—
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2006	2005
Pre-Medicare eligible claims	10% down to 5% in 2012	11% down to 5% in 2012
Medicare eligible claims	10% down to 5% in 2012	11% down to 5% in 2012
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$339	$(270)
Effect on accumulated postretirement benefit obligation	$2,891	$(2,219)

Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.
     Allocation of the Pension Plan’s total plan fair value and target allocations by asset type:

	Fair Value		Target Allocation
Asset Category:	2006	2005	2006	2005
Equity securities	76%	75%	75%	75%
Debt securities	24%	25%	25%	25%

Total	100%	100%	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions.
Savings and Investment Plans
Certain subsidiaries of the Company also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $1.8 million, $2.3 million and $2.2 million in 2006, 2005 and 2004, respectively.
     Note 10 RELATED PARTY TRANSACTIONS
General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost of these services for the years ended December 31, 2006, 2005 and 2004 was approximately $2.4 million, $1.7 million and $1.0 million, respectively.
Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.
RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2006, 2005 and 2004 of approximately $0.7 million, $1.6 million and $3.5 million, respectively.
The Company also has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2006, the Company had reinsurance related assets, excluding investments allocated to support the business, and liabilities from these agreements totaling $114.6 million and $306.7 million, respectively. Prior-year comparable assets and liabilities were $121.9 million and $277.8 million, respectively. Additionally, the Company reflected net premiums of approximately $227.8 million, $226.7 million and $164.4 million in 2006, 2005 and 2004, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income (loss), excluding investment income allocated to support the business, was approximately $10.9 million, ($11.3) million and $22.4 million in 2006, 2005 and 2004, respectively.
     Note 11 LEASE COMMITMENTS
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2006 are as follows:

2007	$7.8 million
2008	6.6 million
2009	5.7 million
2010	4.3 million
2011	2.9 million
Thereafter	10.1 million
The amounts above are net of expected sublease income of approximately $0.4 million annually through 2010. Rent expenses amounted to approximately $7.5 million, $8.0 million and $8.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

     Note 12 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS – SIGNIFICANT SUBSIDIARIES
The following table presents selected statutory financial information for the Company’s primary life reinsurance legal entities, as of or for the years ended December 31, 2006 , 2005, and 2004 (in thousands):

	Statutory			Statutory
	Capital & Surplus		Net Income (Loss)
	2006	2005	2006	2005	2004
RCM	$1,045,611	$1,007,351	$68,484	$(90,070)	$6,768
RGA Reinsurance	$1,050,846	$975,110	$(61,466)	$(62,759)	$117,378
RGA Canada	$325,983	$346,065	$14,016	$(5,084)	$10,204
RGA Barbados	$188,996	$165,462	$27,065	$31,033	$16,203
RGA Americas	$291,284	$228,073	$54,980	$39,764	$37,987
Timberlake Re	$89,783	$—	$(574,694)	$—	$—
Other reinsurance subsidiaries	$330,401	$223,945	$44,265	$10,689	$8,001
The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk-based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2007, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $55.7 million and $105.1 million, respectively. However, on December 19, 2006, RCM received approval from the Missouri Department of Insurance that allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Re, without limitation related to the level of unassigned surplus. Thus, RCM’s allowable dividend is $104.6 million to the extent that amount has been received from RGA Re. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.
     Note 13 COMMITMENTS AND CONTINGENT LIABILITIES
The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $19.9 million and $32.7 million, respectively, at December 31, 2006. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost and included in total investments in the consolidated balance sheets.
The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (including London market excess of loss business) and workers’ compensation carve-out business. The Company is also a party to a threatened arbitration related to its life reinsurance business. As of January 31, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $27.3 million, which is $26.6 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, “Discontinued Operations” for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in particular quarterly or annual periods.

The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2006 and 2005, there were approximately $19.4 million and $17.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas, RGA Barbados and RGA Worldwide. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2006 and 2005, $437.7 million and $439.8 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. The Company maintains a five-year, syndicated credit facility with an overall capacity of $600.0 million. The amount of the overall capacity available for issuance of letters of credit is reduced by any cash borrowings, up to $300.0 million, made by the Company against this credit facility. At December 31, 2006, there were $315.0 million letters of credit outstanding under this credit facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and two office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $276.5 million and $256.2 million as of December 31, 2006 and 2005, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2006, RGA’s exposure related to these guarantees was $186.3 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $5.4 million as of December 31, 2006.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
     Note 14 DEBT AND TRUST PREFERRED SECURITIES
The Company’s debt and trust preferred securities consist of the following (in thousands):

	2006	2005

$400 million 6.75% Junior Subordinated Debentures due 2065	$398,642	$398,640
$200 million 6.75% Senior Notes due 2011	199,923	199,907
$100 million 7.25% Senior Notes due 2006	—	99,962
Revolving Credit Facilities	106,984	101,493

Total Debt	705,549	800,002
Less portion due in less than one year (short-term debt)	(29,384)	(125,610)

Long-term debt	$676,165	$674,392

$225.0 million 5.75% Preferred Securities due 2051	$158,701	$158,553

In December 2005, RGA issued Junior Subordinated Debentures with a face amount of $400.0 million. Interest is payable semi-annually and is fixed at 6.75% per year until December 15, 2015. From December 15, 2015 until December 15, 2065, interest on the debentures will accrue at an annual rate of 3-month LIBOR plus a margin equal to 266.5 basis points, payable quarterly. RGA has the option to defer interest payments, subject to certain limitations. In addition, interest payments are mandatorily deferred if the Company does not meet specified capital adequacy, net income and shareholders’ equity levels. Upon an optional or mandatory deferral of interest payments, RGA is generally not permitted to pay common-stock dividends or make payments of interest or principal on securities which rank equal or junior to the subordinated debentures, until the accrued and unpaid interest on the subordinated debentures is paid. The subordinated debentures are redeemable at RGA’s option. The net proceeds from the offering were approximately $394.6 million, a portion of which was used to purchase $76.1 million of RGA’s common stock under an ASR agreement with a financial counterparty. Additionally, RGA used a portion of the net proceeds from the sale of these debentures to repay approximately $100.0 million of its 7.25% senior notes when they matured in April 2006. Capitalized issue costs were approximately $5.5 million.
The Company has three revolving credit facilities under which it may borrow up to approximately $368.8 million in cash. As of December 31, 2006, the Company had drawn approximately $107.0 million under these facilities. During 2006, the interest rates on these facilities ranged from 5.08% to 6.47% during the year. The Company may draw up to $300.0 million in cash on its revolving credit facility that expires in September 2010. As of December 31, 2006, the Company had $50.0 million outstanding under this facility. Terminations of revolving credit facilities and maturities of senior notes over the next five years total $29.4 million in 2007, $50.0 million in 2010 and $227.6 million in 2011.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization, change of control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts greater than $25 million or $50 million depending on the agreement, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2006, the Company had $705.5 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
RGA guarantees the payment of amounts outstanding under the credit facility maintained by its subsidiary operation in Australia. The total amount of debt outstanding, subject to the guarantee, as of December 31, 2006 was $27.6 million and is reflected on the Company’s consolidated balance sheet under long-term debt.
In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I, issued $225.0 million face amount in Preferred Securities due 2051 at a discounted value of $158.1 million. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the Preferred Securities.
     Note 15 COLLATERAL FINANCE FACILITY
On June 28, 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.7 million direct investment by the Company, collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2006, the Company held assets in trust of $864.8 million for this purpose. In addition, the Company held $83.8 million in custody as of December 31, 2006. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
In accordance with FASB Interpretation No. 46(r), “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51,” Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company’s financial statements. The Company’s consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.
     Note 16 SEGMENT INFORMATION
The Company has five main operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. market life insurance companies. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with reinsurance of traditional individual life products as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets being developed by the Company. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance through RGA Australia and RGA Reinsurance. The Company’s discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss before income taxes.
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
Effective January 1, 2006 the Company changed its method of allocating capital to its segments from a method based upon regulatory capital requirements to one based on underlying economic capital levels. The economic capital model is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. This is in contrast to the standardized regulatory risk based capital formula, which is not as refined in its risk calculations with respect to each of the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) is credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. All interest expense is now reflected in the Corporate and Other segment. The prior period segment results have been adjusted to conform to the new allocation methodology.
The Company’s reportable segments are strategic business units that are primarily segregated by geographic region. Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s continuing operations are summarized below (in thousands).

For the Years ended December 31,	2006	2005	2004

Revenues:
U.S.	$3,269,563	$2,953,592	$2,738,606
Canada	542,077	439,358	340,747
Europe & South Africa	604,750	564,167	488,844
Asia Pacific	707,377	561,024	417,079
Corporate and Other	69,924	66,624	53,643

Total from continuing operations	$5,193,691	$4,584,765	$4,038,919

For the Years ended December 31,	2006	2005	2004

Income (loss) from continuing operations before income taxes:
U.S.	$322,348	$263,752	$294,122
Canada	45,766	50,199	39,266
Europe & South Africa	58,241	35,520	29,628
Asia Pacific	58,591	31,268	7,448
Corporate and Other	(33,558)	(24,393)	(1,271)

Total from continuing operations	$451,388	$356,346	$369,193

For the Years ended December 31,	2006	2005	2004

Interest expense:
Corporate and Other	$62,033	$41,428	$38,437

Total from continuing operations	$62,033	$41,428	$38,437

For the Years ended December 31,	2006	2005	2004

Depreciation and amortization:
U.S.	$489,581	$428,130	$416,074
Canada	94,246	63,444	38,011
Europe & South Africa	121,385	128,386	152,109
Asia Pacific	105,428	94,783	65,985
Corporate and Other	4,545	8,640	3,422

Total from continuing operations	$815,185	$723,383	$675,601

The table above includes amortization of deferred acquisition costs and the DAC offset to the change in value of embedded derivatives related to Issue B36.

As of December 31,	2006	2005

Assets:
U.S.	$12,387,202	$11,049,424
Canada	2,182,712	1,954,612
Europe & South Africa	1,140,374	956,453
Asia Pacific	1,099,700	873,230
Corporate and Other and discontinued operations	2,226,849	1,360,147

Total assets	$19,036,837	$16,193,866

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
During 2006, two clients generated $144.3 million or 25.9% of gross premiums for the Canada operations. Five clients of the Company’s United Kingdom operations generated approximately $452.6 million, or 71.8% of the total gross premiums for the Europe & South Africa operations. Six clients, three in Australia, two in Korea and one in Japan, generated approximately $312.2 million, or 44.1% of the total gross premiums for the Asia Pacific operations.
     Note 17 EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2006, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 6,260,077 and 212,500, respectively.
Equity-based compensation expense of $22.0 million, $6.7 million, and $3.9 million related to grants or awards under the Stock Plans was recognized in 2006, 2005, and 2004, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, and restricted stock.
In general, options granted under the Plan become exercisable over vesting periods ranging from one to eight years while options granted under the Directors Plan become exercisable after one year. Options are generally granted with an exercise price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. Information with respect to option grants under the Stock Plans follows.

		Weighted-	Aggregate
		Average	Intrinsic Value
	Options	Exercise price	(in millions)
Outstanding January 1, 2004	2,728,317	$28.31
Granted	309,398	$39.61
Exercised	(274,179)	$25.32
Forfeited	(26,500)	$32.16

Outstanding December 31, 2004	2,737,036	$29.85
Granted	292,981	$47.45
Exercised	(224,923)	$26.97
Forfeited	(6,334)	$36.59

Outstanding December 31, 2005	2,798,760	$31.90
Granted	336,725	$47.47
Exercised	(329,794)	$26.55
Forfeited	(6,140)	$39.49

Outstanding December 31, 2006	2,799,551	$34.39	$59.7

Options exercisable	1,732,593	$31.03	$42.7

The intrinsic value of options exercised was $9.6 million, $4.7 million, and $6.3 million for 2006, 2005, and 2004, respectively.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2006	Contractual Life	Price	12/31/2006	Price
$0.00 - $24.99	197,752	2.9	$23.20	197,752	$23.20
$25.00 - $29.99	1,054,060	4.9	$28.15	784,841	$28.44
$30.00 - $34.99	458,616	4.8	$31.90	360,242	$31.90
$35.00 - $39.99	463,936	5.1	$38.20	315,758	$37.54
$45.00 - $49.99	625,187	8.5	$47.46	74,000	$47.45

Totals	2,799,551	5.6	$34.39	1,732,593	$31.03

The Black-Scholes model was used to determine the fair value of stock options granted and recognized in the financial statements. The Company used daily historical volatility when calculating stock option values. The risk-free rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $16.06, $17.35 and $12.81 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2006-expected dividend yield of 0.76%, risk-free interest rate of 4.35%, expected life of 6.0 years, and an expected rate of volatility of the stock of 28.4% over the expected life of the options; 2005-expected dividend yield of 0.76%, risk-free interest rate of 3.86%, expected life of 6.0 years, and an expected rate of volatility of the stock of 33.47% over the expected life of the options; and 2004-expected dividend yield of 0.61%, risk-free interest rate of 3.30%, expected life of 6.0 years, and an expected rate of volatility of the stock of 28.7% over the expected life of the options.
In general, restrictions lapse on restricted stock awards at the end of a three- or ten-year vesting period. Restricted stock awarded under the plan generally has no strike price and is included in the Company’s shares outstanding. As of December 31, 2006, 28,746 shares of restricted stock were outstanding.

During 2006, 2005 and 2004 the Company also issued 144,097, 126,305 and 128,693 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $47.47, $47.45 and $39.61, respectively. As of December 31, 2006, 144,097, 124,397 and 123,686 PCUs were outstanding from the 2006, 2005 and 2004 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2007, the board of directors approved a 2.0 share payout for each PCU granted in 2004, resulting in the issuance of 242,613 shares of common stock from treasury.
As of December 31, 2006, there was $17.0 million of unrecognized compensation costs related to equity-based grants or awards. It is estimated that these costs will vest over a weighted average period of 2.2 years.
Prior to January 1, 2003, the Company applied APB Opinion No. 25 in accounting for its Stock Plans and, accordingly, no compensation cost was recognized for its stock options in the consolidated financial statements. For grants from 2003 through 2005, the Company determined compensation cost based on the fair value at the grant date for its stock options using the “prospective” approach under FASB Statement No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. Beginning January 1, 2006, the Company was required to use the “modified prospective” method for recording compensation expense in accordance with SFAS 123(r), a revision of SFAS 123. The modified prospective approach requires compensation cost on all unvested options to be recorded in the income statement over its remaining vesting period, regardless of when the options were granted. Had the Company applied the modified prospective approach in the comparable prior-year periods, net income and earnings per share would not have changed by a material amount.
In February 2007, the board approved an incentive compensation package including 320,990 incentive stock options at $59.63 per share and 105,924 PCUs under the Plan. In addition, non-employee directors received 4,800 shares of common stock under the Directors Plan.
     Note 18 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

	2006	2005	2004

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$293,261	$235,608	$245,300
Shares:

Weighted average outstanding shares (denominator for basic calculation)	61,250	62,545	62,309
Equivalent shares from outstanding stock options and warrants	1,812	1,179	655

Diluted shares (denominator for diluted calculation)	63,062	63,724	62,964
Earnings per share from continuing operations:
Basic	$4.79	$3.77	$3.94
Diluted	$4.65	$3.70	$3.90

The calculation of equivalent shares from outstanding stock options does not include the effect of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. During 2006 and 2004, all outstanding options were included in the calculation of common equivalent shares. Approximately 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2005. Additionally, PCUs are not factored into the calculation of common equivalent shares until the performance contingency is satisfied.
     Note 19 COMPREHENSIVE INCOME
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 (in thousands):

For the year ended December 31, 2006:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$25,667	$(1,727)	$23,940
Unrealized losses on securities:
Unrealized net holding losses arising during the year	(37,368)	8,759	(28,609)
Less: Reclassification adjustment for net losses realized in net income	(3,953)	1,578	(2,375)

Net unrealized losses	(33,415)	7,181	(26,234)

Other comprehensive income (loss)	$(7,748)	$5,454	$(2,294)

For the year ended December 31, 2005:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(11,802)	$3,238	$(8,564)
Unrealized gains on securities:
Unrealized net holding gains arising during the year	177,772	(47,701)	130,071
Less: Reclassification adjustment for net losses realized in net income	13,590	(659)	12,931

Net unrealized gains	164,182	(47,042)	117,140

Other comprehensive income (loss)	$152,380	$(43,804)	$108,576

For the year ended December 31, 2004

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$24,635	$15,455	$40,090
Unrealized gains on securities:
Unrealized net holding gains arising during the year	143,280	(47,219)	96,061
Less: Reclassification adjustment for net losses realized in net income	29,473	(7,429)	22,044

Net unrealized gains	113,807	(39,790)	74,017

Other comprehensive income (loss)	$138,442	$(24,335)	$114,107

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (in thousands):

Years Ended December 31,	2006	2005

Change in net unrealized appreciation on:
Fixed maturity securities available-for-sale	$(38,774)	$153,440
Other investments	2,967	(3,949)
Effect of unrealized appreciation on:
Deferred policy acquisition costs	2,392	14,676
Other	—	15

Net unrealized appreciation (depreciation)	$(33,415)	$164,182

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
     At the time it was accepting accident and health risks, the Company directly underwrote certain business provided by brokers using its own staff of underwriters. Additionally, it participated in pools of risks underwritten by outside managing general underwriters, and offered high level common account and catastrophic protection coverages to other reinsurers and retrocessionaires. Types of risks covered included a variety of medical, disability, workers’ compensation carve-out, personal accident, and similar coverages.
     The reinsurance markets for several accident and health risks, most notably involving workers’ compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss (“LMX”) reinsurance programs that involved alleged “manufactured” claims spirals designed to transfer claims losses to higher-level reinsurance layers. Additionally, while the Company did not underwrite workers’ compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers’ compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.
     The Company is currently a party to three arbitrations that involve personal accident business as mentioned above. As of January 31, 2007, the companies involved in these litigation actions have raised claims, or established reserves that may result in claims, that are $23.4 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. The Company cannot predict or determine the ultimate outcome of the pending arbitrations or provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in particular quarterly or annual periods.
     The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company’s consolidated statements of income, totaled $2.7 million, $2.5 million and $1.4 million for 2006, 2005 and 2004, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
     We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.
     As discussed in Note 2, the Company changed its method of accounting for defined benefit pension and other postretirement plans and for certain non-traditional long duration contracts and separate accounts as required by accounting guidance which the Company adopted on December 31, 2006 and January 1, 2004, respectively.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 26, 2007

Quarterly Data (Unaudited)
Years Ended December 31,
(in thousands, except per share data)

2006	First	Second	Third	Fourth

Revenues from continuing operations	$1,199,097	$1,242,536	$1,282,483	$1,469,575
Revenues from discontinued operations	$681	$1,046	$97	$847

Income from continuing operations before income taxes	$108,200	$97,434	$117,569	$128,185

Income from continuing operations	$70,580	$63,789	$75,574	$83,318
Loss from discontinued accident and health operations, net of income taxes	(1,510)	(158)	(1,539)	(1,844)

Net income	$69,070	$63,631	$74,035	$81,474

Total outstanding common shares — end of period	61,179	61,188	61,367	61,411

Basic Earnings Per Share
Continuing operations	$1.15	$1.04	$1.23	$1.36
Discontinued operations	(0.02)	—	(0.02)	(0.03)

Net income	$1.13	$1.04	$1.21	$1.33

Diluted Earnings Per Share
Continuing operations	$1.13	$1.02	$1.20	$1.31
Discontinued operations	(0.03)	(0.01)	(0.03)	(0.03)

Net income	$1.10	$1.01	$1.17	$1.28

Dividends declared per share	$0.09	$0.09	$0.09	$0.09

Market price of common stock
Quarter end	$47.29	$49.15	$51.93	$55.70
Common stock price, high	49.15	49.15	53.04	58.65
Common stock price, low	45.55	46.61	48.07	51.95

2005	First	Second	Third	Fourth

Revenues from continuing operations	$1,096,216	$1,091,332	$1,158,417	$1,238,800
Revenues from discontinued operations	$354	$(500)	$328	$2,332

Income from continuing operations before income taxes	$100,535	$32,609	$113,562	$109,640

Income from continuing operations	$67,264	$25,160	$73,519	$69,665
Loss from discontinued accident and health operations, net of income taxes	(707)	(3,343)	(5,890)	(1,488)

Net income	$66,557	$21,817	$67,629	$68,177

Total outstanding common shares — end of period	62,614	62,639	62,641	61,076

Basic Earnings Per Share
Continuing operations	$1.08	$0.40	$1.17	$1.12
Discontinued operations	(0.02)	(0.05)	(0.09)	(0.03)

Net income	$1.06	$0.35	$1.08	$1.09

Diluted Earnings Per Share
Continuing operations	$1.05	$0.39	$1.15	$1.09
Discontinued operations	(0.01)	(0.05)	(0.09)	(0.02)

Net income	$1.04	$0.34	$1.06	$1.07

Dividends per share on common stock	$0.09	$0.09	$0.09	$0.09

Market price of common stock
Quarter end	$42.58	$46.51	$44.70	$47.76
Common stock price, high	48.73	46.62	47.99	48.21
Common stock price, low	42.46	41.52	40.76	42.48
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”.
There were 73 stockholders of record of RGA’s common stock on January 31, 2007.

See “Shareholder Dividends” and “Debt and Trust Preferred Securities” in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
Item 9A. CONTROLS AND PROCEDURES
     The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.
     There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
     Management of Reinsurance Group of America, Incorporated and subsidiaries (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America.
     Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2006 pertaining to financial reporting in accordance with the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2006.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting and on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
     We have audited management’s assessment, included in management’s annual report on internal control over financial reporting, that Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change of its accounting method for defined benefit pension and other postretirement plans as required by accounting guidance which the Company adopted on December 31, 2006.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 26, 2007

Item 9B. OTHER INFORMATION
     None.
Part III
Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
     Information with respect to Directors of the Company is incorporated by reference to the Proxy Statement under the captions “Nominees and Continuing Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
Executive Officers
     The following is certain additional information concerning each executive officer of the Company who is not also a director. With the exception of Messrs. Schuster and Watson, each individual holds the same position at RGA, RCM and RGA Reinsurance.
     David B. Atkinson, 53, became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson has served as Executive Vice President and Chief Operating Officer of RGA since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. operations from 1994 to 1996, and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of several RGA subsidiaries.
     Todd C. Larson, 43, is Senior Vice President, Controller and Treasurer. Prior to joining the Company in 1995, Mr. Larson was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
     Jack B. Lay, 52, is Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
     Paul A. Schuster, 52, is Senior Executive Vice President, U.S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.
     James E. Sherman, 53, is Executive Vice President, General Counsel and Secretary of the Company. Prior to joining the Company in 2001, Mr. Sherman served as Associate General Counsel of General American Life Insurance Company from 1995 until 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.
     Graham S. Watson, 57, is Senior Executive Vice President, International and Chief Marketing Officer of RGA, and Chief Executive Officer of RGA International Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.

     A. Greig Woodring, 55, President and Chief Executive Officer of the Company. Mr. Woodring also is an executive officer of General American Life Insurance Company (“General American”). He headed General American’s reinsurance business from 1986 until the Company’s formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.
Corporate Governance
     The Company has adopted an Employee Code of Business Conduct and Ethics (the “Employee Code”), a Directors’ Code of Conduct (the “Directors’ Code”), and a Financial Management Code of Professional Conduct (the “Financial Management Code”). The Employee Code applies to all employees and officers of the Company and its subsidiaries. The Directors’ Code applies to directors of the Company and its subsidiaries. The Financial Management Code applies to the Company’s chief executive offer, chief financial officer, corporate controller, chief financial officers in each business unit, and all professionals in finance and finance-related departments. The Company intends to satisfy its disclosure obligations under Item 10 of Form 8-K by posting on its website information about amendments to, or waivers from a provision of the Financial Management Code that applies to the Company’s chief executive officer, chief financial officer, and corporate controller. Each of the three Codes described above is available on the Company’s website at www.rgare.com.
     Also available on the Company’s website are the following other items: Corporate Governance Guidelines, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter (collectively “Governance Documents”).
     The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 1370 Timberlake Manor Parkway, Chesterfield, MO 63017 by electronic mail (investrelations@rgare.com) or by telephone (636-736-7243).
     In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing Audit Committee. The board of directors has determined, in its judgment, that all of the members of the Audit Committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that Messrs. Bartlett, Greenbaum and Henderson are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The Audit Committee Charter provides that members of the Audit Committee may not simultaneously serve on the audit committee of more than two other public companies.
     Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions “Nominees and Continuing Directors”, “Committees and Meetings of the Board of Directors”, and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
Item 11. EXECUTIVE COMPENSATION
     Information on this subject is found in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report on Executive Compensation” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
     Information of this subject is found in the Proxy Statement under the captions “Securities Ownership of Directors, Management and Certain Beneficial Owners”, “Nominees and Continuing Directors”, and “Equity Compensation Plan Information” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulations 14A within 120 days of the end of the Company’s fiscal year.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information on this subject is found in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information on this subject is found in the Proxy Statement under the caption “Principal Accounting Firm Fees and Services “ and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)   1. Financial Statements
     The following consolidated statements are included within Item 8 under the following captions:
     2. Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule		Page
I	Summary of Investments	105
II	Condensed Financial Information of the Registrant	106
III	Supplementary Insurance Information	107-108
IV	Reinsurance	109
V	Valuation and Qualifying Accounts	110
     All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.
     3. Exhibits
     See the Index to Exhibits on page 112.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2006
(in millions)

			Amount at
			Which
			Shown in
		Fair	the Balance
Type of Investment	Cost	Value (3)	Sheets (1)(3)

Fixed maturities:
Bonds:
United States government and government agencies and authorities	$72	$71	$71
Foreign governments (2)	1,068	1,310	1,310
Public utilities (2)	1,028	1,271	1,271
All other corporate bonds	5,700	5,720	5,720

Total fixed maturities	7,868	8,372	8,372

Equity securities	14	17	17
Preferred stock	144	146	146
Mortgage loans on real estate	736	XXXX	736
Policy loans	1,015	XXXX	1,015
Funds withheld at interest	4,072	XXXX	4,129
Short-term investments	140	XXXX	140
Other invested assets	58	XXXX	58

Total investments	$14,047	XXXX	$14,613

(1)	Fixed maturities are classified as available for sale and carried at fair value.
(2)	The following exchange rates have been used to convert foreign securities to U.S. dollars:

Canadian dollar	$0.857706/C$1.00
South African rand	$0.142733/1.0 rand
Australian dollar	$0.788600/$1.00 Aus
Great British pound	$1.958898/£1.00
(3)	Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(in thousands)

CONDENSED BALANCE SHEETS	2006	2005	2004
Assets:
Fixed maturity securities (available for sale)	$39,629	$113,546
Short-term investments	—	98,967
Cash and cash equivalents	1,114	600
Investment in subsidiaries	3,406,085	3,052,871
Other assets	238,513	235,191

Total assets	$3,685,341	$3,501,175

Liabilities and stockholders’ equity:
Long-term debt (1)	$842,874	$939,280
Other liabilities	27,083	34,411
Stockholders’ equity	2,815,384	2,527,484

Total liabilities and stockholders’ equity	$3,685,341	$3,501,175

CONDENSED STATEMENTS OF INCOME
Interest / dividend income	$22,686	$20,078	$22,708
Investment related gains / (losses), net	(379)	(140)	987
Operating expenses	(31,160)	(11,360)	(5,054)
Interest expense	(60,552)	(39,238)	(35,789)

Income before income tax and undistributed earnings of subsidiaries	(69,405)	(30,660)	(17,148)
Income tax expense (benefit)	(19,118)	(7,407)	(8,478)

Net loss before undistributed earnings of subsidiaries	(50,287)	(23,253)	(8,670)
Equity in undistributed earnings of subsidiaries	338,497	247,433	230,561

Net income	$288,210	$224,180	$221,891

CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$288,210	$224,180	$221,891
Equity in earnings of subsidiaries	(338,497)	(247,433)	(230,561)
Other, net	6,328	47,193	(23,572)

Net cash provided by (used in) operating activities	(43,959)	23,940	(32,242)

Investing activities:
Sales of fixed maturity securities available for sale	133,271	201,881	102,237
Purchases of fixed maturity securities available for sale	(76,124)	(219,152)	(43,975)
Change in short-term investments	115,685	(98,967)	—
Principal payment from subsidiary debt	790	19,493	30,465
Capital contributions to subsidiaries	(18,716)	(254,818)	(47,299)

Net cash provided by (used in) investing activities	154,906	(351,563)	41,428

Financing activities:
Dividends to stockholders	(22,040)	(22,537)	(16,821)
Acquisition of treasury stock	(194)	(75,888)	—
Excess tax benefits from share-based payment arrangement	2,819	—	—
Reissuance (acquisition) of treasury stock, net	8,982	6,046	7,162
Principal payments on debt	(100,000)	—	—
Proceeds from long-term debt borrowings, net	—	420,485	—

Net cash provided by (used in) financing activities	(110,433)	328,106	(9,659)

Net change in cash and cash equivalents	514	483	(473)
Cash and cash equivalents at beginning of year	600	117	590

Cash and cash equivalents at end of year	$1,114	$600	$117

(1)	Includes $398.6 million of subordinated debt, $279.3 million of Senior Debt, and $164.9 million of intercompany subordinated debt.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

	As of December 31,
			Future Policy Benefits and
	Deferred Policy		Interest-Sensitive Contract		Other Policy Claims and
	Acquisition Costs		Liabilities		Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded

2005
U.S. operations	$1,484,973	$(40,493)	$7,943,230	$(145,082)	$771,369	$(46,380)
Canada operations	210,777	(451)	1,543,460	(159,218)	82,954	(22,264)
Europe & South Africa operations	609,178	(42,030)	354,710	(27,059)	288,291	(9,110)
Asia Pacific operations	252,340	(8,664)	317,532	(44,343)	326,012	(23,607)
Corporate and Other	—	—	6,763	—	24,819	(63)
Discontinued operations	—	—	31,287	(674)	35,853	(705)

Total	$2,557,268	$(91,638)	$10,196,982	$(376,376)	$1,529,298	$(102,129)

2006
U.S. operations	$1,690,611	$(36,053)	$8,983,106	$(148,672)	$900,116	$(41,638)
Canada operations	231,166	(514)	1,663,213	(156,607)	106,286	(11,075)
Europe & South Africa operations	683,624	(46,061)	453,128	(35,309)	350,569	5,105
Asia Pacific operations	294,780	(9,500)	390,049	(37,869)	437,461	(9,133)
Corporate and Other	—	—	7,000	—	2,228	—
Discontinued operations	—	—	31,210	(655)	30,171	(715)

Total	$2,900,181	$(92,128)	$11,527,706	$(379,112)	$1,826,831	$(57,456)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(in thousands)

	Year ended December 31,
		Net	Benefits,		Other
	Premium	Investment	Claims and	Amortization	Operating
	Income	Income	Losses	of DAC	Expenses

2004
U.S. operations	$2,212,550	$449,809	$(1,968,067)	$(335,271)	$(141,146)
Canada operations	253,853	78,763	(252,382)	(27,423)	(21,676)
Europe & South Africa operations	478,606	6,507	(314,073)	(120,198)	(24,945)
Asia Pacific operations	399,121	12,482	(330,144)	(52,067)	(27,420)
Corporate and Other	3,318	32,967	(12,802)	(1,471)	(40,641)

Total	$3,347,448	$580,528	$(2,877,468)	$(536,430)	$(255,828)

2005
U.S. operations	$2,433,560	$483,939	$(2,219,337)	$(334,426)	$(136,077)
Canada operations	343,131	93,009	(309,064)	(51,281)	(28,814)
Europe & South Africa operations	552,692	11,494	(406,003)	(91,861)	(30,783)
Asia Pacific operations	534,927	21,773	(419,935)	(78,649)	(31,172)
Corporate and Other	2,465	28,950	(41,939)	(3,808)	(45,270)

Total	$3,866,775	$639,165	$(3,396,278)	$(560,025)	$(272,116)

2006
U.S. operations	$2,653,512	$572,119	$(2,416,879)	$(388,727)	$(141,609)
Canada operations	429,438	106,973	(387,052)	(80,013)	(29,246)
Europe & South Africa operations	587,903	16,311	(415,619)	(86,884)	(44,006)
Asia Pacific operations	673,179	28,105	(512,740)	(87,749)	(48,297)
Corporate and Other	1,937	56,147	(869)	(66)	(102,547)

Total	$4,345,969	$779,655	$(3,733,159)	$(643,439)	$(365,705)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV — REINSURANCE
(in millions)

	As of or for the Year ended December 31,
					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
2004
Life insurance in force	$76	$161,978	$1,458,827	$1,296,925	112.48%
Premiums
U.S. operations	$2.1	$209.2	$2,419.6	$2,212.5	109.36%
Canada operations	—	30.4	284.3	253.9	111.97%
Europe & South Africa operations	—	27.4	506.0	478.6	105.73%
Asia Pacific operations	—	35.1	434.2	399.1	108.79%
Corporate and Other	2.8	(0.1)	0.4	3.3	12.12%

Total	$4.9	$302.0	$3,644.5	$3,347.4	108.88%

2005
Life insurance in force	$77	$59,241	$1,736,614	$1,677,450	103.53%
Premiums
U.S. operations	$2.2	$218.6	$2,650.0	$2,433.6	108.89%
Canada operations	—	63.2	406.3	343.1	118.42%
Europe & South Africa operations	—	38.4	591.1	552.7	106.95%
Asia Pacific operations	—	34.9	569.8	534.9	106.52%
Corporate and Other	1.6	—	0.9	2.5	36.00%

Total	$3.8	$355.1	$4,218.1	$3,866.8	109.09%

2006
Life insurance in force	$78	$47,458	$1,980,299	$1,932,919	102.45%
Premiums
U.S. operations	$2.0	$184.7	$2,836.2	$2,653.5	106.89%
Canada operations	—	127.4	556.8	429.4	129.67%
Europe & South Africa operations	—	42.1	630.0	587.9	107.16%
Asia Pacific operations	—	35.4	708.6	673.2	105.26%
Corporate and Other	1.0	—	1.0	2.0	50.00%

Total	$3.0	$389.6	$4,732.6	$4,346.0	108.90%

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
December 31,
(in millions)

	Balance at	Charges to
	Beginning of	Costs and	Charged to Other		Balance at End of
Description	Period	Expenses	Accounts	Deductions (1)	Period

2004
Allowance on income taxes	$13.0	$—	$—	$3.5	$9.5

2005
Allowance on income taxes	$9.5	$—	$—	$4.8	$4.7

2006
Allowance on income taxes	$4.7	$—	$0.3	$—	$5.0

(1)	Deductions represent normal activity associated with the Company’s release of income tax valuation allowances.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ A. Greig Woodring A. Greig Woodring
President and Chief Executive Officer

Date: February 26, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2007.

Signatures		Title

/s/ Steven A. Kandarian	February 26, 2007 *	Chairman of the Board and Director

Steven A. Kandarian

/s/ A. Greig Woodring	February 26, 2007	President, Chief Executive Officer, and Director

A. Greig Woodring		(Principal Executive Officer)

/s/ William J. Bartlett	February 26, 2007 *	Director

William J. Bartlett

/s/ J. Cliff Eason	February 26, 2007 *	Director

J. Cliff Eason

/s/ Stuart I. Greenbaum	February 26, 2007 *	Director

Stuart I. Greenbaum

/s/ Alan C. Henderson	February 26, 2007 *	Director

Alan C. Henderson

/s/ Joseph A. Reali	February 26, 2007 *	Director

Joseph A. Reali

/s/ Georgette A. Piligian	February 26, 2007 *	Director

Georgette A. Piligian

/s/ Jack B. Lay	February 26, 2007	Executive Vice President and Chief

Jack B. Lay		Financial Officer (Principal Financial and Accounting Officer)

* By: /s/ Jack B. Lay	February 26, 2007

Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit
Number	Description

2.1	Reinsurance Agreement dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.2	Retrocession Agreement dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992”), incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.3	Reinsurance Agreement dated as of January 1, 1993 between RGA Reinsurance Company (“RGA Reinsurance”, formerly “Saint Louis Reinsurance Company”) and General American”), incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.4	Master Agreement by and between Allianz Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 9, 2003 (File no. 1-11848)

2.5	Life Coinsurance Retrocession Agreement by and between Allianz Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on October 9, 2003 (File no. 1-11848)

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004

3.2	Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004

4.1	Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

4.6	Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.7	Form of Global Unit Certificate, incorporated by reference to Exhibit A of Exhibit 4.6 of this Report, incorporated by reference to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.8	Form of Warrant Agreement between the Company and the Bank of New York, as Warrant Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.9	Form of Warrant Certificate, incorporated by reference to Exhibit A of Exhibit 4.8 of this Report

4.10	Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

Exhibit
Number	Description

4.11	Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.12	Form of Preferred Security Certificate for the Trust, included as Exhibit A to Exhibit 4.11 to this Report

4.13	Form of Remarketing Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.12 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.14	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.15	Form of First Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.16	Form of Guarantee Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.17	Form of Senior Indenture between Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Original S-3

4.18	Form of First Supplemental Indenture between Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, relating to the 6 — 3/4 Senior Notes Due 2011, incorporated by reference to Exhibit 4.8 to Form 8-K dated December 12, 2001 (File No. 1-11848), filed December 18, 2001

4.19	Form of Second Supplemental Junior Subordinated Indenture between Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, relating to the 6 — 3/4 Junior Subordinated Debentures Due 2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 5, 2005 (File No. 1-11848), filed December 9, 2005

10.1	Marketing Agreement dated as of January 1, 1993 between RGA Reinsurance and General American, incorporated by reference to Exhibit 10.1 to Amendment No. 2 to Registration Statement Form S-1 (File No. 33-58960), filed on April 29, 1993

10.2	Administrative Services Agreement dated as of January 1, 1993 between RGA and General American, incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Registration Statement Form S-1 (File No. 33-58960), filed on April 29, 1993

10.3	Management Agreement dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.4	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.6	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.7	RGA Management Incentive Plan, as amended and restated effective January 1, 2003 incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

Exhibit
Number	Description

10.8	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.9	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.10	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.11	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.12	RGA Flexible Stock Plan as amended and restated effective July 1, 1998, incorporated by reference to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004, at the corresponding exhibit*

10.13	Amendment effective as of May 24, 2000 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.13 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.14	Second Amendment effective as of May 28, 2003 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.15	Third Amendment effective as of May 26, 2004 to the RGA Flexible Stock Plan as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2004 (File No. 1-11848), filed on August 6, 2004

10.16	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.17	RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.18	RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.19	Restricted Stock Award to A. Greig Woodring dated January 28, 1998, incorporated by reference to Exhibit 10.27 to Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 1998 (File No. 1-11848) filed on May 14, 1998 *

10.20	Credit Agreement dated as of September 29, 2005 among RGA and certain subsidiaries, as Account Parties, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and KeyBank National Association, Wachovia Bank, National Association, and Deutsche Bank, AG New York Branch, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 29, 2005 (File No. 1-11848), filed October 3, 2005.

Exhibit
Number	Description

10.21	Amendment No.1 and Waiver dated as of November 30, 2005 to Credit Agreement dated as of September 29, 2005 among RGA and certain subsidiaries, as Account Parties, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and KeyBank National Association, Wachovia Bank, National Association, and Deutsche Bank, AG New York Branch, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 30, 2005 (File No. 1-11848), filed December 1, 2005

10.22	Amendment No.2 dated as of June 22, 2006 to Credit Agreement dated as of September 29, 2005 among RGA and certain subsidiaries, as Account Parties, the financial institutions listed on the signature pages thereof, The Bank of New York, as Administrative Agent; Bank of America, N.A., as Syndication Agent; and KeyBank National Association, Wachovia Bank, National Association, and Deutsche Bank, AG New York Branch, as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2006 (File No. 1-11848), filed on August 4, 2006

10.23	Administrative Services Agreement, effective as of January 1, 1997, by and between RGA Reinsurance and General American, incorporated by reference to Exhibit 10.24 to Current Report on Form 8-K dated September 24, 2001 (File No. 1-11848), filed September 24, 2001

10.24	Form of Reinsurance Group of America, Incorporated Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed September 10, 2004*

10.25	Form of Reinsurance Group of America, Incorporated Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed September 10, 2004*

10.26	Registration Rights agreement dated as of November 24, 2003 between RGA, MetLife Inc., Metropolitan Life Insurance Company, Equity Intermediary Company, and General American, incorporated by reference to Exhibit 10.1 to Form 8-K dated November 24, 2003 (File No. 1-11848), filed December 3, 2003

10.27	Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2005 (File No. 1-11848), filed April 25, 2005*

10.28	Summary of the compensation and performance incentives for the named executive officers, incorporated by reference to Exhibits 10.1 and 10.2 to Current Report on Form 8-K dated February 21, 2006 (File No. 1-11848), filed February 27, 2006*

10.29	Summary of the compensation and performance incentives for the named executive officers, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated February 20, 2007 (File No. 1-11848), filed February 23, 2007*

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Ms. Piligian and Messrs. Bartlett, Eason, Greenbaum, Henderson, Kandarian, and Reali

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
Number	Description

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(c) of this Report.