Form 10-Q
period 2007-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2007-05-07
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of Registrant as specified in its charter)

MISSOURI (State or other jurisdiction of incorporation or organization)	43-1627032 (IRS employer identification number)
1370 Timberlake Manor Parkway
Chesterfield, Missouri 63017
(Address of principal executive offices)

(636) 736-7000
(Registrant’s telephone number, including area code)
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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common stock outstanding ($.01 par value) as of April 30, 2007: 61,885,563 shares.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $8,234,363 and $7,867,932 at March 31, 2007 and December 31, 2006, respectively)	$8,739,506	$8,372,173
Mortgage loans on real estate	751,424	735,618
Policy loans	1,015,347	1,015,394
Funds withheld at interest	4,262,835	4,129,078
Short-term investments	198,644	140,281
Other invested assets	240,868	220,356

Total investments	15,208,624	14,612,900
Cash and cash equivalents	315,222	160,428
Accrued investment income	91,872	68,292
Premiums receivable and other reinsurance balances	656,582	695,307
Reinsurance ceded receivables	580,227	563,570
Deferred policy acquisition costs	2,845,457	2,808,053
Other assets	127,911	128,287

Total assets	$19,825,895	$19,036,837

Liabilities and Stockholders’ Equity
Future policy benefits	$5,459,663	$5,315,428
Interest sensitive contract liabilities	6,302,934	6,212,278
Other policy claims and benefits	1,821,888	1,826,831
Other reinsurance balances	216,071	145,926
Deferred income taxes	684,340	828,848
Other liabilities	468,936	177,490
Short-term debt	29,517	29,384
Long-term debt	944,147	676,165
Collateral finance facility	850,402	850,402
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,740	158,701

Total liabilities	16,936,638	16,221,453

Commitments and contingent liabilities (See Note 5)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 63,128,273 shares issued at March 31, 2007 and December 31, 2006)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,087,730	1,081,433
Retained earnings	1,343,795	1,307,743
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	123,124	109,067
Unrealized appreciation of securities, net of income taxes	340,224	335,581
Pension and postretirement benefits, net of income taxes	(11,327)	(11,297)

Total stockholders’ equity before treasury stock	2,951,092	2,890,073
Less treasury shares held of 1,403,514 and 1,717,722 at cost at March 31, 2007 and December 31, 2006, respectively	(61,835)	(74,689)

Total stockholders’ equity	2,889,257	2,815,384

Total liabilities and stockholders’ equity	$19,825,895	$19,036,837

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,125,450	$992,442
Investment income, net of related expenses	215,743	186,941
Investment related gains (losses), net	(8,484)	632
Change in value of embedded derivatives	2,838	4,552
Other revenues	19,102	14,530

Total revenues	1,354,649	1,199,097
Benefits and Expenses:
Claims and other policy benefits	902,810	811,513
Interest credited	61,066	61,529
Policy acquisition costs and other insurance expenses	180,874	151,804
Change in deferred acquisition costs associated with change in value of embedded derivatives	2,107	2,757
Other operating expenses	55,422	46,527
Interest expense	20,453	16,767
Collateral finance facility expense	12,687	—

Total benefits and expenses	1,235,419	1,090,897
Income from continuing operations before income taxes	119,230	108,200
Provision for income taxes	42,293	37,620

Income from continuing operations	76,937	70,580
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(685)	(1,510)

Net income	$76,252	$69,070

Basic earnings per share:
Income from continuing operations	$1.25	$1.15
Discontinued operations	(0.01)	(0.02)

Net income	$1.24	$1.13

Diluted earnings per share:
Income from continuing operations	$1.20	$1.13
Discontinued operations	(0.01)	(0.03)

Net income	$1.19	$1.10

Dividends declared per share	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$76,252	$69,070
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(23,467)	(16,109)
Premiums receivable and other reinsurance balances	38,673	(19,127)
Deferred policy acquisition costs	(30,186)	(79,007)
Reinsurance ceded balances	(16,657)	7,421
Future policy benefits, other policy claims and benefits, and other reinsurance balances	183,149	137,557
Deferred income taxes	37,264	37,173
Excess tax benefits from share-based payment arrangement	(1,387)	—
Other assets and other liabilities, net	17,056	19,157
Amortization of net investment discounts and other	(9,551)	(11,888)
Non-cash equity compensation expense	6,568	—
Investment related losses (gains), net	8,484	(632)
Other, net	1,738	8,435

Net cash provided by operating activities	287,936	152,050

Cash Flows from Investing Activities:
Sales of fixed maturity securities — available for sale	465,349	505,016
Maturities of fixed maturity securities — available for sale	37,556	25,200
Purchases of fixed maturity securities — available for sale	(795,437)	(610,412)
Cash invested in mortgage loans on real estate	(27,023)	(34,364)
Cash invested in funds withheld at interest	(23,114)	(9,103)
Net increase in securitized lending activities	47,548	108,400
Principal payments on mortgage loans on real estate	11,147	12,874
Principal payments on policy loans	47	13,822
Change in short-term investments and other invested assets	(98,434)	117,960

Net cash provided by (used in) investing activities	(382,361)	129,393

Cash Flows from Financing Activities:
Dividends to stockholders	(5,530)	(5,500)
Proceeds from long-term debt issuance	295,311	—
Net repayments under credit agreements	(30,000)	—
Purchases of treasury stock	(3,611)	(194)
Excess tax benefits from share-based payment arrangement	1,387	—
Exercise of stock options, net	4,093	2,871
Excess deposits (payments) on universal life and other investment type policies and contracts	(13,201)	24,429

Net cash provided by financing activities	248,449	21,606
Effect of exchange rate changes	770	(1,001)

Change in cash and cash equivalents	154,794	302,048
Cash and cash equivalents, beginning of period	160,428	128,692

Cash and cash equivalents, end of period	$315,222	$430,740

Supplementary information:
Cash paid for interest	$16,902	$4,568
Cash paid (received) for income taxes, net of refunds	$2,107	$(21,724)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated (“RGA”) and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the Securities and Exchange Commission on February 26, 2007.
The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the 2007 presentation.
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended
	March 31, 2007	March 31, 2006

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$76,937	$70,580
Shares:
Weighted average outstanding shares (denominator for basic calculation)	61,520	61,138

Equivalent shares from outstanding stock options	2,375	1,479

Denominator for diluted calculation	63,895	62,617
Earnings per share:
Basic	$1.25	$1.15
Diluted	$1.20	$1.13

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three-month period ended March 31, 2007, approximately 0.3 million stock options and 0.4 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2006, approximately 0.6 million stock options and 0.4 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

	Three months ended
	March 31, 2007	March 31, 2006

Net income	$76,252	$69,070
Accumulated other comprehensive income (expense), net of income tax:
Unrealized gains (losses), net of reclassification adjustment for gains (losses) included in net income	4,643	(114,630)
Foreign currency items	14,057	(2,037)
Pension and postretirement benefit adjustments	(30)	—

Comprehensive income (loss)	$94,922	$(47,597)

4. Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2006 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets other than internally developed software. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The Company allocates capital to its segments based on an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) are credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
Information related to total revenues, income (loss) from continuing operations before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

			Income (loss) from continuing
	Total revenues		operations before income taxes
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
U.S.	$839,081	$765,552	$93,177	$80,336
Canada	128,794	119,508	15,034	8,431
Europe & South Africa	173,477	148,668	21,124	14,797
Asia Pacific	197,257	147,634	10,332	6,614
Corporate and Other	16,040	17,735	(20,437)	(1,978)

Total	$1,354,649	$1,199,097	$119,230	$108,200

	Total assets
	March 31,	December 31,
	2007	2006

U.S.	$12,700,414	$12,387,202
Canada	2,160,267	2,182,712
Europe & South Africa	1,247,682	1,140,374
Asia Pacific	1,156,978	1,099,700
Corporate and Other	2,560,554	2,226,849

Total	$19,825,895	$19,036,837

5. Commitments and Contingent Liabilities
The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $59.6 million at March 31, 2007. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost less any other-than-temporary impairment and are included in total investments in the condensed consolidated balance sheets.
The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers’ compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of April 30, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $22.9 million, which is $22.1 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, “Discontinued Operations” in the Company’s consolidated financial statements accompanying the 2006 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in particular quarterly or annual periods.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At March 31, 2007 and December 31, 2006, there were approximately $20.1 million and $19.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Worldwide Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2007 and December 31, 2006, $438.0 million and $437.7 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.

RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $287.6 million and $276.5 million as of March 31, 2007 and December 31, 2006, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2007, RGA’s exposure related to these guarantees was $187.0 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
6. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended March 31,
	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Determination of net periodic benefit cost:
Service cost	$799	$614	$206	$179
Interest cost	592	477	190	156
Expected rate of return on plan assets	(455)	(347)	—	—
Amortization of prior service cost	95	9	—	—
Amortization of prior actuarial loss	113	106	84	66

Net periodic benefit cost	$1,144	$859	$480	$401

The Company made no pension contributions during the first quarter of 2007 and expects to make second quarter 2007 contributions of approximately $1.9 million.
7. Financing Activities
On March 6, 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $30.0 million of indebtedness under a bank credit facility in March 2007. An additional $20.0 million was used to repay additional indebtedness under a bank credit facility in April 2007. The remaining net proceeds are designated for general corporate purposes. Capitalized issue costs were approximately $2.6 million.
8. Equity Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(r), “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) requires that the cost of all share-based transactions be recorded in the financial statements. The Company has been recording compensation cost for all equity-based grants or awards after January 1, 2003 consistent with the requirement of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123”. Equity compensation expense was $6.6 million and $5.9 million in the first quarter of 2007 and 2006, respectively. In the first quarter of 2007, the Company granted 0.3 million incentive stock options at $59.63 weighted average per share and 0.1 million performance contingent units (“PCUs”) to employees. Additionally, non-employee directors were granted a total of 4,800 shares of common stock. As of March 31, 2007, the total compensation cost of non-vested awards not yet recognized in the financial statements was $22.7 million with various recognition periods over the next five years.
9. New Accounting Standards
Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.
As a result of implementation of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million. The Company reclassified, at adoption, $9.1 million of current tax liabilities to the liability for unrecognized tax benefits. The Company also reclassified, at adoption, $169.9 million of deferred income tax liabilities to the liability for unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate if recognized is $26.4 million. The Company also had $29.8 million of accrued interest, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction and various state and non U.S. jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2003. There were no significant changes in the liability for unrecognized tax benefits during the three months ended March 31, 2007.
Effective January 1, 2007, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) Issue 06-5. This issue, titled “Accounting for the Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, clarified that the amount of the DAC receivable beyond one year generally must be discounted to present value under Accounting Principles Board Opinion 21. The adoption of EITF Issue 06-05 did not have a material impact on the Company’s condensed consolidated financial statements.
Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. The adoption of SOP 05-1 and related TPA’s did not have a material impact on the Company’s condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which is to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
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
The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. The Company believes that industry trends have not changed materially from those discussed in its 2006 Annual Report.
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
The Company measures performance based on income or loss from continuing operations before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide asset-intensive and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Asia Pacific operations also provide financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, Argentine business in run-off and the provision for income taxes. The Company’s discontinued accident and health operations are not reflected in its results from continuing operations.
The Company allocates capital to its segments based on an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) are credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
Results of Operations
Consolidated income from continuing operations before income taxes increased $11.0 million, or 10.2% for the first quarter of 2007 primarily due to increased premiums in all segments. Also, contributing to this increase was improved mortality experience in the U.S., Canada and Europe and South Africa segments. Consolidated net premiums increased $133.0 million, or 13.4% for the first quarter of 2007 due to growth in life reinsurance in force.
Consolidated investment income, net of related expenses, increased $28.8 million, or 15.4% in the first quarter of 2007 primarily due to a larger invested asset base. Invested assets as of March 31, 2007 totaled $15.2 billion, a 23.9% increase over March 31, 2006. A significant portion of the increase in invested assets is related to the Company’s investment of the net proceeds from the issuance of senior notes in March 2007 and its collateral finance facility in June 2006. The average yield earned on investments, excluding funds withheld, increased slightly from 5.78% in the first quarter of 2006 to 5.93% for the first quarter of 2007. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of the underlying investments and the timing of dividends and distributions on certain investments. Net investment related losses totaled $8.5 million for the quarter as the

Company recognized a $10.5 million foreign currency translation loss related to its decision to sell its direct insurance operations in Argentina. The Company does not expect the ultimate sale of that subsidiary to generate a material financial impact. Investment income and a portion of investment related gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 35.5% for the first quarter of 2007, compared to 34.8% for the prior-year period. The effective rate for the first quarter of 2007 was affected by the adoption of FIN 48. However, on an ongoing basis, the Company does not anticipate that this will have a material impact on its effective tax rate.
Critical Accounting Policies
The Company’s accounting policies are described in Note 2 in the 2006 Annual Report. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of investment impairments; and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company’s financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
Additionally, for each of the Company’s reinsurance contracts, it must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that the possibility of a significant loss from insurance risk will occur only under remote circumstances, it records the contract under a deposit method of accounting with the net amount receivable or payable reflected in premiums receivable and other reinsurance balances or other reinsurance liabilities on the condensed consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to net premiums, on the condensed consolidated statements of income.
Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Deferred policy acquisition costs reflect the Company’s expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. The Company performs periodic tests to determine that DAC remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations.
Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves the Company establishes may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, the Company relies upon its clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with its clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
The Company periodically reviews actual historical experience and relative anticipated experience compared to the assumptions used to establish aggregate policy reserves. Further, the Company establishes premium deficiency reserves if actual and anticipated experience indicates that existing aggregate policy reserves, together with the present value of future gross premiums, are not sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. The premium deficiency reserve is established through a charge to income, as well as a reduction to unamortized acquisition costs and, to the extent there are no unamortized acquisition costs, an increase to future policy benefits. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of the Company’s reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain. If the Company’s assumptions, particularly on mortality, are inaccurate, its reserves may be inadequate to pay claims and there could be a material adverse effect on its results of operations and financial condition.
Other policy claims and benefits include claims payable for incurred but not reported losses, which are determined using case-basis estimates and lag studies of past experience. These estimates are periodically reviewed and any adjustments to such estimates, if necessary, are reflected in current operations. The time lag from the date of the claim or death to the date when the ceding company reports the claim to the Company can be several months and can vary significantly by ceding company and business segment. The Company updates its analysis of incurred but not reported claims, including lag studies, on a periodic basis and adjusts its claim liabilities accordingly. The adjustments in a given period are generally not significant relative to the overall policy liabilities.
The Company primarily invests in fixed maturity securities, and monitors these fixed maturity securities to determine potential impairments in value. With the Company’s external investment managers, it evaluates its intent and ability to hold securities, along with factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, and various other factors. Securities, based on management’s judgments, with an other-than-temporary impairment in value are written down to management’s estimate of fair value.
Differences in experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.
The Company is currently a party to various litigation and arbitrations. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or even to provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in a particular quarter or year. See Note 20, “Discontinued Operations” of the consolidated financial statements accompanying the 2006 Annual Report for more information.
Further discussion and analysis of the results for 2007 compared to 2006 are presented by segment. References to income before income taxes exclude the effects of discontinued operations.

U.S. OPERATIONS
U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.
For the three months ended March 31, 2007 (dollars in thousands)

		Non-Traditional		Total
			Financial	U.S.
	Traditional	Asset-Intensive	Reinsurance	Operations

Revenues:
Net premiums	$669,419	$1,626	$—	$671,045
Investment income, net of related expenses	84,928	67,952	20	152,900
Investment related losses, net	(338)	(783)	—	(1,121)
Change in value of embedded derivatives	—	2,838	—	2,838
Other revenues	106	7,424	5,889	13,419

Total revenues	754,115	79,057	5,909	839,081

Benefits and expenses:
Claims and other policy benefits	542,586	4,523	1	547,110
Interest credited	14,270	46,158	—	60,428
Policy acquisition costs and other insurance expenses	99,380	20,186	2,194	121,760
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	2,107	—	2,107
Other operating expenses	11,868	1,621	1,010	14,499

Total benefits and expenses	668,104	74,595	3,205	745,904

Income before income taxes	$86,011	$4,462	$2,704	$93,177

For the three months ended March 31, 2006 (dollars in thousands)

		Non-Traditional		Total
			Financial	U.S.
	Traditional	Asset-Intensive	Reinsurance	Operations

Revenues:
Net premiums	$611,837	$1,474	$—	$613,311
Investment income, net of related expenses	71,042	70,897	(3)	141,936
Investment related losses, net	(1,229)	(3,333)	—	(4,562)
Change in value of embedded derivatives	—	4,552	—	4,552
Other revenues	(320)	3,289	7,346	10,315

Total revenues	681,330	76,879	7,343	765,552

Benefits and expenses:
Claims and other policy benefits	508,146	(869)	1	507,278
Interest credited	11,487	49,537	—	61,024
Policy acquisition costs and other insurance expenses	82,172	16,395	2,334	100,901
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	2,757	—	2,757
Other operating expenses	10,126	1,776	1,354	13,256

Total benefits and expenses	611,931	69,596	3,689	685,216

Income before income taxes	$69,399	$7,283	$3,654	$80,336

Income before income taxes for the U.S. operations segment totaled $93.2 million for the first quarter compared to $80.3 million for the same period in the prior year. This increase in income for the first three months can be primarily attributed to growth in total business in force and favorable mortality experience.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2007, this sub-segment added $40.2 billion of new business (life reinsurance in force) compared to $47.9 billion in the same period in 2006. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth.
Income before income taxes for U.S. Traditional reinsurance increased 23.9% from the first quarter of 2006. Favorable mortality experience in 2007 was the primary contributor to the overall growth in net income for the first three months of the year. Higher premiums and higher investment income also contributed to the total increase in net income for the year.
Net premiums for U.S. Traditional reinsurance totaled $669.4 million for the first quarter of 2007 compared to $611.8 million for the first quarter of 2006. The 9.4% increase in year to date net premiums was driven primarily by the growth of total U.S. business in force, which totaled $1.2 trillion as of March 31, 2007, a 6.2% increase over the amount in force as of March 31, 2006.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the first quarter of 2007, investment income in the segment totaled $84.9 million, a 19.5% increase over same prior-year period. This increase can be primarily attributed to growth in the invested asset base and an increase in investment income on policy loans.
Mortality experience for the first quarter of 2007 was favorable. Claims and other policy benefits, as a percentage of net premiums (loss ratios) were 81.1% for the first quarter compared to 83.1% in the first quarter of 2006. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the first quarter of 2007 totaled $14.3 million compared to $11.5 million for the same period in 2006. The increase is primarily the result of one treaty in which the credited loan rate increased from 4.6% in 2006 to 5.6% in 2007 while the loan balance grew by 4.3%. A corresponding increase in investment income offset this increased expense.
Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 14.8% for the first quarter of 2007. A comparable ratio for the first quarter of 2006 was 13.4%. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type reinsurance agreements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Additionally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses, as a percentage of net premiums, were 1.8% for the first quarter of 2007 compared to 1.7% reported for the quarter in 2006. The expense ratio can fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term.

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
In accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”), the Company recorded a change in value of embedded derivatives of $2.8 million within revenues for the first quarter and $2.1 million of related deferred acquisition costs. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. These fluctuations have no impact on cash flows or interest spreads on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of Issue B36 and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of Issue B36 to be immaterial.
The Asset-Intensive sub-segment reported income before income taxes of $4.5 million for the first quarter of 2007, a $2.8 million decrease compared to prior year. Issue B36 contributed $1.1 million to this decrease. The remaining $1.7 decrease can be primarily attributed to an increase in benefit claims on a single premium universal life reinsurance treaty offset in part by lower investment related losses.
Total revenues increased $2.2 million for the first quarter of 2007. Issue B36 related revenues decreased $1.7 million for the first quarter of 2007, resulting in a revenue increase of $3.9 million excluding Issue B36. One of the primary drivers of this increased revenue is a rise in the mortality and expense charges collected relating to a new variable annuity reinsurance treaty. Mortality and expense charges are included in other revenues. Additionally, investment related losses decreased $2.6 million over same quarter in 2006. In 2006, an increased rate environment allowed the Company to sell bonds at lower book yields and reinvest in higher book yielding securities. This strategy results in investment losses at the time of sale, but should generate higher future investment income.
The average invested asset base supporting this sub-segment grew from $4.1 billion in the first quarter of 2006 to $4.6 billion for the first quarter of 2007. The growth in the asset base is primarily driven by new business written on one existing annuity treaty. Invested assets outstanding as of March 31, 2007 were $4.7 billion, of which $3.2 billion were funds withheld at interest. Of the $3.2 billion of total funds withheld at interest balance as of March 31, 2007, 90.7% of the balance is associated with one client.
Total benefits and expenses increased $5.0 million for the first quarter of 2007. Issue B36 related expenses decreased $0.7 million resulting in an increase in expenses of $5.7 excluding Issue B36. As stated above, benefit claims on a single premium universal life reinsurance treaty were unfavorable this quarter and is the primary driver of this increase in benefits and expenses.
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
Income before income taxes decreased 26.0% in the first quarter of 2007 to $2.7 million from $3.7 million. In previous quarters, both the domestic and a portion of various Asia Pacific financial reinsurance treaties were reflected in this segment. Beginning with the first quarter of 2007, the Asia Pacific-based treaties are included with the Company’s Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. Total U.S. financial reinsurance business remained consistent quarter over quarter.

At March 31, 2007 the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.1 billion compared to $1.8 billion reported at March 31, 2006. This decrease is a result of the aforementioned change in reporting for Asia Pacific-based treaties. The pre-tax statutory surplus includes all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
CANADA OPERATIONS
The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada (“RGA Canada”), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products.

For the three months ended March 31, (dollars in thousands)	2007	2006
Revenues:
Net premiums	$99,492	$94,402
Investment income, net of related expenses	26,432	25,305
Investment related gains (losses), net	2,784	(199)
Other revenues	86	—

Total revenues	128,794	119,508

Benefits and expenses:
Claims and other policy benefits	91,148	89,079
Interest credited	186	205
Policy acquisition costs and other insurance expenses	18,476	17,820
Other operating expenses	3,950	3,973

Total benefits and expenses	113,760	111,077

Income before income taxes	$15,034	$8,431

Income before income taxes increased by $6.6 million or 78.3% in the first quarter of 2007. The increase in 2007 was primarily the result of more favorable mortality experience in the current period as well as an increase in investment related gains of $3.0 million.
Net premiums increased by $5.1 million, or 5.4% in the first quarter of 2007 from the prior-year quarter. The increase is primarily due to new business from new and existing treaties. In addition, an increase in premium from creditor treaties contributed $6.4 million of the premium increase. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance. Creditor and group life and health premiums represented 18.2% and 12.4% of net premiums in the first quarter of 2007 and 2006, respectively. These increases were offset by a decrease in net premiums of $6.3 million due to administrative adjustments. The decline in the strength of the Canadian dollar resulted in a decrease of net premiums of $1.5 million in the first quarter of 2007 compared to 2006. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.1 million, or 4.5%, in the first quarter of 2007 compared to the prior-year quarter. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
The loss ratio for this segment was 91.6% in the first quarter of 2007, compared to 94.4% in 2006. During 2006 and 2005, the Company entered into three significant creditor reinsurance treaties. The loss ratios on this type of business are normally lower than traditional reinsurance, however allowances are normally higher as a percentage of premiums. Excluding creditor business, the loss ratio for this segment was 100.9% in the first quarter of 2007, compared to 101.0% in the comparable prior-year period. The lower loss ratio in 2007 is primarily due to favorable mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income was 72.4% in the first quarter of 2007, compared to 74.4% in 2006. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 18.6% in the first quarter of 2007 compared to 18.9% in 2006. Excluding the impact of the creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 12.9% in the first quarter of 2007 compared to 14.7% in 2006. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses as a percentage of net premiums totaled 4.0% in the first quarter of 2007 compared to 4.2% in 2006.
EUROPE & SOUTH AFRICA OPERATIONS
The Europe & South Africa segment has operations in India, Mexico, Poland, Spain, South Africa and the United Kingdom (“UK”). The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

For the three months ended March 31, (dollars in thousands)	2007	2006

Revenues:
Net premiums	$167,796	$145,151
Investment income, net of related expenses	5,774	3,392
Investment related gains (losses), net	(224)	34
Other revenues	131	91

Total revenues	173,477	148,668

Benefits and expenses:
Claims and other policy benefits	114,154	105,646
Interest credited	452	190
Policy acquisition costs and other insurance expenses	26,060	19,257
Other operating expenses	11,687	8,778

Total benefits and expenses	152,353	133,871
Income before income taxes	$21,124	$14,797

Income before income taxes was $21.1 million in the first quarter of 2007 as compared to $14.8 million for the first quarter of 2006. This increase was primarily the result of the growth in premiums and investment income as well as a decrease in the loss ratio from the first quarter of 2006 to the first quarter of 2007. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.7 million for the first quarter of 2007.
Europe & South Africa net premiums increased $22.6 million, or 15.6%, in the first quarter compared to the same period last year. This increase was primarily the result of new business from both existing and new treaties. During the first quarter of 2007, several foreign currencies, particularly the British pound and the euro, strengthened against the U.S. dollar which resulted in increased net premiums by approximately $9.2 million. A significant portion of the net premiums were due to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from policies including this coverage totaled $57.0 million for the first quarter of 2007 compared to $49.2 million in the first quarter of 2006. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Investment income increased $2.4 million, or 70.2%, for the first quarter compared to the same period in 2006. This increase was primarily due to growth of the invested assets in the UK of $24.7 million over the prior period. The growth was also due to an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios were 68.0% and 72.8% for the first three months of 2007 and 2006, respectively. The decrease in loss ratio from the first three months of 2006 to the first three months of 2007 is due primarily to favorable claims experience in the UK, including the effect of claims reversals by several clients. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 15.5% in the first quarter of 2007 compared to 13.3% in the first quarter of 2006. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses for the quarter increased to 7.0% of net premiums in 2007 from 6.0% in 2006. This increase was due to higher costs associated with maintaining and supporting the significant increase in business over the past several years and the entrance into new markets. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

For the three months ended March 31, (dollars in thousands)	2007	2006
Revenues:
Net premiums	$186,838	$139,213
Investment income, net of related expenses	8,663	6,496
Investment related gains (losses), net	(71)	15
Other revenues	1,827	1,910

Total revenues	197,257	147,634

Benefits and expenses:
Claims and other policy benefits	150,483	110,356
Policy acquisition costs and other insurance expenses	24,614	22,005
Other operating expenses	11,828	8,659

Total benefits and expenses	186,925	141,020
Income before income taxes	$10,332	$6,614

Income before income taxes increased $3.7 million in the first quarter of 2007 as compared to the same period in 2006. Strong growth in business volume for the Asia Pacific segment contributed to an increase in investment income of $2.2 million for the first quarter of 2007 compared to the first quarter of 2006. Significant net premium growth in the Japan and South Korea offices, along with favorable mortality experience, allowed these two operations combined to contribute an additional $9.6 million to income before income taxes for the first quarter of 2007 compared to the same period in 2006. Higher mortality experience in Australia, New Zealand and Hong Kong caused these three operations combined to contribute $4.9 million less to income before income taxes for the first quarter of 2007 than they contributed during the same period of 2006. Foreign currency exchange fluctuations were neutral to income before income taxes for the first quarter of 2007.
Net premiums grew $47.6 million, or 34.2%, in the current quarter as compared to the same period in 2006 due almost entirely to increases in the volume of business in Japan, Australia and South Korea. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
A portion of the net premiums for the segment in each period presented represents reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from policies including this coverage totaled $26.0 million for the first quarter of 2007, compared to $11.7 million for the comparable prior-year period.
Foreign currencies in certain significant markets, particularly the Australian dollar and the South Korean won, have strengthened against the U.S. dollar in the first quarter of 2007, as compared to the same period in 2006. However, the Japanese Yen has weakened against the U.S. dollar during the same respective period. The overall effect of changes in local Asia Pacific segment currencies was an increase in net premiums of approximately $5.5 million in the first quarter of 2007, as compared to the same period in 2006.
Net investment income increased $2.2 million in the current quarter compared to the prior-year quarter. This increase was primarily due to growth in the invested assets in Australia, along with an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $0.1 million for the first quarter of 2007, as compared to the same period in 2006. The primary source of other revenues in 2007 and 2006 has been fees from financial reinsurance treaties, which increased to $2.1 million during the first quarter of 2007 from $1.1 million during the first quarter of 2006. In previous quarters, a portion of the fee income generated by certain Asia Pacific financial reinsurance treaties was reflected in the U.S. financial reinsurance segment. Beginning with the first quarter of 2007, all of the fee income from the Asia Pacific-based financial reinsurance treaties is included within the Asia Pacific segment with reimbursement to the U.S segment for costs incurred by U.S. personnel. The first quarter of 2006 included $0.6 million of other revenue generated by the recapture of a modified coinsurance treaty in Hong Kong. Additionally, during the first quarter of 2007, other revenues were reduced by $0.5 million associated with a funds withheld treaty in Hong Kong.
Loss ratios were 80.5% and 79.3% for the first quarter of 2007 and 2006, respectively. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.2% for the first quarter of 2007, as compared to 15.8% for the first quarter of 2006. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses remained relatively stable at 6.3% of net premiums in the current quarter compared to

6.2% in the comparable prior-year period. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
CORPORATE AND OTHER
Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, Corporate and Other includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company’s Argentine privatized pension business, which is currently in run-off, an insignificant amount of direct insurance operations in Argentina and the investment income and expense associated with the Company’s collateral finance facility.

For the three months ended March 31, (dollars in thousands)	2007	2006

Revenues:
Net premiums	$279	$365
Investment income, net of related expenses	21,974	9,812
Investment related gains (losses), net	(9,852)	5,344
Other revenues	3,639	2,214

Total revenues	16,040	17,735

Benefits and expenses:
Claims and other policy benefits	(85)	(846)
Interest credited	—	110
Policy acquisition costs and other insurance expenses	(10,036)	(8,179)
Other operating expenses	13,458	11,861
Interest expense	20,453	16,767
Collateral finance facility expense	12,687	—

Total benefits and expenses	36,477	19,713

Loss before income taxes	$(20,437)	$(1,978)

Loss before income taxes increased $18.5 million during the first quarter of 2007 from $2.0 million during the same period in 2006. This increase is primarily due to investment related losses, increased interest expense and operating expenses. Contributing to the increase in investment income in 2007 is the impact of the Company’s investment of the net proceeds from its collateral finance facility in June 2006 which is largely offset by the recognition of collateral finance facility expense. Investment income and investment related gains are the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes. The increase in investment related losses is primarily due to the recognition of a $10.5 million currency translation loss related to the Company’s decision to sell its direct insurance operations in Argentina. The increase in other operating expenses is largely related to equity based compensation plans, while the increase in interest expense is largely related to the adoption of FIN 48.
Discontinued Operations
The discontinued accident and health operations reported a loss, net of taxes, of $0.7 million for the first quarter of 2007 compared to a loss, net of taxes, of $1.5 million for the first quarter of 2006. As of April 30, 2007 amounts in dispute or subject to audit exceed the Company’s reserves by approximately $18.9 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.
Liquidity and Capital Resources
The Holding Company
RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company’s primary businesses, dividends paid by RGA to its shareholders, interest payments on its indebtedness, and repurchases of RGA common stock under a plan approved by the board of directors. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended March 31, 2007 and 2006 were $287.9 million and $152.1 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $135.8 million net increase in operating cash flows for the three months of 2007 compared to the same period in 2006 was primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, acquisition costs, income taxes and other operating expenses. Cash from premiums and investment income increased $190.8 million and $21.4 million, respectively, and was offset by higher operating cash outlays of $76.4 million for the current three month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company’s short and long-term obligations.
Net cash provided by (used in) investing activities was $(382.4) million and $129.4 million in the first three months of 2007 and the comparable prior-year period, respectively. This change is primarily due to the increase in purchases of fixed maturity securities and the change in short-term investments and other invested assets related to the investment of proceeds from the Company’s issuance of Senior Notes in March 2007. Also, contributing to the change was a $60.9 million decrease in securitized lending activities. The cash generated in 2006 by the change in short-term investments and other invested assets was used to repay the Company’s $100 million Senior Notes in April 2006. Additionally, the sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash provided by financing activities was $248.4 million and $21.6 million in the first three months of 2007 and 2006, respectively. This change was due to the net proceeds from the Company’s issuance of Senior Notes in March 2007 partially offset by a $30.0 million decrease in the net borrowings under credit agreements.
Debt and Preferred Securities
As of March 31, 2007, the Company had $973.7 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
On March 6, 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million.

These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $30.0 million of indebtedness under a bank credit facility in March 2007. An additional $20.0 million was used to repay additional indebtedness under a bank credit facility in April 2007. The remaining net proceeds are designated for general corporate purposes. Capitalized issue costs were approximately $2.6 million.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $600.0 million that expires in September 2010. The overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Company may borrow up to $300.0 million of cash under the facility. As of March 31, 2007 the Company’s outstanding cash balance was $20.0 million under this credit facility, with an average interest rate of 5.74%. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2007 and an AUD$50.0 million Australian credit facility that expires in June 2011. The Company’s foreign denominated credit facilities had a combined outstanding balance of $57.8 million as of March 31, 2007.
As of March 31, 2007, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.37%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
Collateral Finance Facility
In June 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company. Proceeds from the notes, along with a $112.7 million direct investment by the Company, have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II (“Timberlake Re”), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance Company, to Timberlake Re.
In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(r), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51,” Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company’s condensed financial statements. The Company’s condensed consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s condensed consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.
Asset / Liability Management
The Company actively manages its assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after- tax, risk-adjusted investment income and after-tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis.
The Company has established target asset portfolios for each major insurance product, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $513.9 million and $300.7 million at March 31, 2007 and December 31, 2006, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to help manage its short-term liquidity requirements. These transactions are reported as securitized lending obligations within other liabilities. There were $47.5 million of these agreements outstanding at March 31, 2007 and there were no agreements outstanding at December 31, 2006.
Future Liquidity and Capital Needs
Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA’s cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with two operating subsidiaries, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, to make interest payments on its senior indebtedness, trust preferred securities and junior subordinated notes, repurchase RGA common stock under the board of director approved plan and meet its other obligations.
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
Investments
The Company had total cash and invested assets of $15.5 billion and $14.8 billion at March 31, 2007 and December 31, 2006, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the boards of directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA’s board of directors also receives reports on material investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s earned yield on invested assets, excluding funds withheld, was 5.93% in the first quarter of 2007, compared with 5.78% for the first quarter of 2006. See “Note 4 — Investments” in the Notes to Consolidated Financial Statements of the 2006 Annual Report for additional information regarding the Company’s investments.
The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of March 31, 2007, approximately 97.1% of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 53.6% of fixed maturity securities as of March 31, 2007 and had an average Standard and Poor’s (“S&P”) rating of “A-”. The Company owns floating rate securities that represent approximately 18.3% of the total fixed maturity securities at March 31, 2007. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility.
Within the fixed maturity security portfolio, the Company holds approximately $472.6 million in asset-backed securities at March 31, 2007, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $0.6 million in other-than-temporary write-downs on fixed maturity securities for the three months ending March 31, 2007. The Company did not record other-than-temporary write-downs on fixed maturity securities for the three months ending March 31, 2006. During the three months ended March 31, 2007, the Company sold fixed maturity securities and equity securities with a fair value of $238.8 million, which were below amortized cost, at a loss of $6.1 million. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
The following table presents the total gross unrealized losses for 986 fixed maturity securities and equity securities as of March 31, 2007, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	At March 31, 2007
	Gross Unrealized
	Losses	% of Total
Less than 20%	$66,676	100.0%
20% or more for less than six months	—	—
20% or more for six months or greater	—	—

Total	$66,676	100.0%

While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.
The following tables present the estimated fair values and gross unrealized losses for the 986 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2007. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of March 31, 2007
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total
	Estimated	Gross Unrealized	Estimated	Gross Unrealized	Estimated	Gross Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investment grade securities:
Commercial and industrial	$336,679	$5,962	$418,403	$13,374	$755,082	$19,336
Public utilities	189,465	3,068	132,973	4,906	322,438	7,974
Asset-backed securities	284,156	1,719	22,944	256	307,100	1,975
Canadian and Canadian provincial governments	74,469	1,117	13,592	130	88,061	1,247
Mortgage-backed securities	754,215	4,201	572,876	10,567	1,327,091	14,768
Finance	532,025	5,036	242,630	6,897	774,655	11,933
U.S. government and agencies	—	—	985	22	985	22
State and political subdivisions	40,575	332	15,225	513	55,800	845
Foreign governments	158,050	3,937	59,102	1,375	217,152	5,312

Investment grade securities	2,369,634	25,372	1,478,730	38,040	3,848,364	63,412

Non-investment grade securities:
Commercial and industrial	$42,226	$544	$46,153	$862	$88,379	$1,406
Finance	8,728	86	—	—	8,728	86
Asset-backed securities	3,013	141	—	—	3,013	141
Public utilities	13,499	83	1,101	9	14,600	92

Non-investment grade securities	67,466	854	47,254	871	114,720	1,725

Total fixed maturity securities	$2,437,100	$26,226	$1,525,984	$38,911	$3,963,084	$65,137

Equity securities	$39,247	$756	$21,465	$783	$60,712	$1,539

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than temporarily impaired as of March 31, 2007. The unrealized losses did not exceed 12.8% on an individual security basis and are primarily a result of changes in interest rates and credit spreads and the long-dated maturities of the securities.
The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of March 31, 2007.
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

Funds withheld at interest comprised approximately 27.5% and 27.9% of the Company’s cash and invested assets as of March 31, 2007 and December 31, 2006, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of “A”.
Other invested assets represented approximately 1.6% and 1.5% of the Company’s cash and invested assets as of March 31, 2007 and December 31, 2006, respectively. Other invested assets include common stock, preferred stocks, restricted cash and cash equivalents and limited partnership interests. The Company did not record an other-than-temporary write-down on its investments in limited partnerships in the first three months of 2007. The Company recorded other-than-temporary writedowns of $3.1 million on its investments in limited partnerships in the three months ended March 31, 2006.
Contractual Obligations
Other than the March 2007 issuance of senior notes previously discussed, there was no material change in the Company’s contractual obligations from that reported in the 2006 Annual Report.
Mortality Risk Management
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 39 such cases of over-retained policies, for amounts averaging $2.4 million over the Company’s normal retention limit. The largest amount over retained on any one life is $12.1 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance Company (“RGA Reinsurance”), RGA Reinsurance Company (Barbados) Ltd., or RGA Americas Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2007, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “B++”, the fifth highest rating out of fifteen possible ratings, or better. The

Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Interest rate risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company’s capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on fair value, cash flows, and net interest income.
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
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2007 from that disclosed in the 2006 Annual Report.
New Accounting Standards
Effective January 1, 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made.
As a result of implementation of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million. The Company reclassified, at adoption, $9.1 million of current tax liabilities to the liability for unrecognized tax benefits. The Company also reclassified, at adoption, $169.9 million of deferred income tax liabilities to the liability for unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate if recognized is $26.4 million. The

Company also had $29.8 million of accrued interest, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction and various state and non U.S. jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2003. There were no significant changes in the liability for unrecognized tax benefits during the three months ended March 31, 2007.
Effective January 1, 2007, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) Issue 06-5. This issue, titled “Accounting for the Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, clarified that the amount of the DAC receivable beyond one year generally must be discounted to present value under Accounting Principles Board Opinion 21. The adoption of EITF Issue 06-05 did not have a material impact on the Company’s condensed consolidated financial statements.
Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. The adoption of SOP 05-1 and related TPA’s did not have a material impact on the Company’s condensed consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with the exception of: (i) block discounts of financial instruments; and (ii) certain financial and hybrid instruments measured at initial recognition under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) which is to be applied retrospectively as of the beginning of initial adoption (a limited form of retrospective application). The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating which eligible financial instruments, if any, it will elect to account for at fair value under SFAS 159 and the related impact on the Company’s condensed consolidated financial statements.
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

Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse changes in mortality, morbidity or claims experience, (2) changes in the Company’s financial strength and credit ratings or those of MetLife, Inc. (“MetLife”), the beneficial owner of a majority of the Company’s common shares, or its subsidiaries, and the effect of such changes on the Company’s future results of operations and financial condition, (3) inadequate risk analysis and underwriting, (4) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (5) the availability and cost of collateral necessary for regulatory reserves and capital, (6) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (7) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (8) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (9) adverse litigation or arbitration results, (10) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (11) the stability of and actions by governments and economies in the markets in which the Company operates, (12) competitive factors and competitors’ responses to the Company’s initiatives, (13) the success of the Company’s clients, (14) successful execution of the Company’s entry into new markets, (15) successful development and introduction of new products and distribution opportunities, (16) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (17) regulatory action that may be taken by state Departments of Insurance with respect to the Company, MetLife, or its subsidiaries, (18) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (19) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (20) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (21) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (22) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A Risk Factors of the 2006 Annual Report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk” which is included herein.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers’ compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of April 30, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $22.9 million, which is $22.1 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, “Discontinued Operations” in the Company’s consolidated financial statements accompanying the 2006 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income or cash flows in particular quarterly or annual periods.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2006 Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the first quarter ended March 31, 2007:

			Total Number of	Maximum Number of
	Total Number of		Shares Purchased as	Shares that May Yet
	Shares Purchased	Average Price Paid	Part of Publicly	Be Purchased Under
	(1)	per Share	Announced Plans	the Plans

March 1, 2007 — March 31, 2007	65,082	$55.48	—	—

(1)	In March 2007 the Company net settled — issuing 242,614 shares from treasury and repurchasing 65,082 shares in settlement of income tax withholding requirements incurred by recipients of an equity incentive award.
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of March 31, 2007, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
By:	/s/ A. Greig Woodring May 7, 2007
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay May 7, 2007
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current
Report on Form 8-K filed June 30, 2004.

3.2	Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on
Form 10-Q filed August 6, 2004.

4.2	Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between the Company and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of
2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of
2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of
2002.