Form 10-Q
period 2007-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2007-08-03
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Common stock outstanding ($.01 par value) as of July 31, 2007: 61,993,139 shares.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $8,419,503 and $7,867,932 at June 30, 2007 and December 31, 2006, respectively)	$8,716,124	$8,372,173
Mortgage loans on real estate	802,168	735,618
Policy loans	1,018,215	1,015,394
Funds withheld at interest	4,498,524	4,129,078
Short-term investments	178,668	140,281
Other invested assets	283,226	220,356

Total investments	15,496,925	14,612,900
Cash and cash equivalents	414,888	160,428
Accrued investment income	95,330	68,292
Premiums receivable and other reinsurance balances	668,216	695,307
Reinsurance ceded receivables	599,767	563,570
Deferred policy acquisition costs	2,945,325	2,808,053
Other assets	113,984	128,287

Total assets	$20,334,435	$19,036,837

Liabilities and Stockholders’ Equity
Future policy benefits	$5,784,128	$5,315,428
Interest sensitive contract liabilities	6,427,896	6,212,278
Other policy claims and benefits	1,909,720	1,826,831
Other reinsurance balances	174,018	145,926
Deferred income taxes	667,245	828,848
Other liabilities	529,025	177,490
Short-term debt	30,132	29,384
Long-term debt	908,658	676,165
Collateral finance facility	850,265	850,402
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,779	158,701

Total liabilities	17,439,866	16,221,453

Commitments and contingent liabilities (See Note 5)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 63,128,273 shares issued at June 30, 2007 and December 31, 2006)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,090,648	1,081,433
Retained earnings	1,412,105	1,307,743
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	181,956	109,067
Unrealized appreciation of securities, net of income taxes	204,108	335,581
Pension and postretirement benefits, net of income taxes	(11,610)	(11,297)

Total stockholders’ equity before treasury stock	2,944,753	2,890,073
Less treasury shares held of 1,135,134 and 1,717,722 at cost at
June 30, 2007 and December 31, 2006, respectively	(50,184)	(74,689)

Total stockholders’ equity	2,894,569	2,815,384

Total liabilities and stockholders’ equity	$20,334,435	$19,036,837

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,207,646	$1,076,603	$2,333,096	$2,069,045
Investment income, net of related expenses	274,902	168,605	490,645	355,546
Investment related losses, net	(7,092)	(5,314)	(15,576)	(4,682)
Change in value of embedded derivatives	(7,126)	(11,075)	(4,288)	(6,523)
Other revenues	20,446	13,717	39,548	28,247

Total revenues	1,488,776	1,242,536	2,843,425	2,441,633

Benefits and Expenses:
Claims and other policy benefits	980,338	874,531	1,883,148	1,686,044
Interest credited	113,652	44,732	174,718	106,261
Policy acquisition costs and other insurance expenses	183,561	172,700	364,435	324,504
Change in deferred acquisition costs associated with change in value of embedded derivatives	(5,545)	(7,982)	(3,438)	(5,225)
Other operating expenses	56,619	45,830	112,041	92,357
Interest expense	23,232	15,014	43,685	31,781
Collateral finance facility expense	13,206	277	25,893	277

Total benefits and expenses	1,365,063	1,145,102	2,600,482	2,235,999
Income from continuing operations before income taxes	123,713	97,434	242,943	205,634
Provision for income taxes	44,676	33,645	86,969	71,265

Income from continuing operations	79,037	63,789	155,974	134,369
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(1,562)	(158)	(2,247)	(1,668)

Net income	$77,475	$63,631	$153,727	$132,701

Basic earnings per share:
Income from continuing operations	$1.28	$1.04	$2.53	$2.20
Discontinued operations	(0.03)	—	(0.04)	(0.03)

Net income	$1.25	$1.04	$2.49	$2.17

Diluted earnings per share:
Income from continuing operations	$1.22	$1.02	$2.43	$2.14
Discontinued operations	(0.02)	(0.01)	(0.04)	(0.02)

Net income	$1.20	$1.01	$2.39	$2.12

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$153,727	$132,701
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(26,440)	(18,680)
Premiums receivable and other reinsurance balances	42,087	(91,410)
Deferred policy acquisition costs	(82,761)	(152,112)
Reinsurance ceded balances	(36,197)	(13,392)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	373,895	384,937
Deferred income taxes	77,666	26,061
Excess tax benefits from share-based payment arrangement	(2,839)	—
Other assets and other liabilities, net	16,477	58,886
Amortization of net investment discounts and other	(29,674)	(26,624)
Investment related losses, net	15,576	4,682
Other, net	9,656	2,870

Net cash provided by operating activities	511,173	307,919

Cash Flows from Investing Activities:
Sales of fixed maturity securities — available for sale	1,132,529	879,617
Maturities of fixed maturity securities — available for sale	106,051	133,734
Purchases of fixed maturity securities — available for sale	(1,531,894)	(1,273,922)
Cash invested in mortgage loans on real estate	(91,194)	(46,189)
Cash invested in policy loans	(8,750)	(8,579)
Cash invested in funds withheld at interest	(46,636)	(29,765)
Net increase in securitized lending activities	90,398	76,508
Principal payments on mortgage loans on real estate	24,818	43,575
Principal payments on policy loans	5,929	13,822
Change in short-term investments and other invested assets	(124,582)	(725,033)

Net cash used in investing activities	(443,331)	(936,232)

Cash Flows from Financing Activities:
Dividends to stockholders	(11,097)	(11,007)
Proceeds from long-term debt issuance	295,311	—
Principal payments on debt	—	(100,000)
Net repayments under credit agreements	(66,602)	—
Net proceeds from collateral finance facility	—	837,500
Purchases of treasury stock	(3,611)	—
Excess tax benefits from share-based payment arrangement	2,839	—
Exercise of stock options, net	12,146	2,933
Excess deposits (payments) on universal life and other investment type policies and contracts	(45,155)	49,831

Net cash provided by financing activities	183,831	779,257
Effect of exchange rate changes	2,787	(616)

Change in cash and cash equivalents	254,460	150,328
Cash and cash equivalents, beginning of period	160,428	128,692

Cash and cash equivalents, end of period	$414,888	$279,020

Supplementary information:
Cash paid for interest	$50,267	$33,334
Cash paid (received) for income taxes, net of refunds	$22,440	$(12,931)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated (“RGA”) and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the Securities and Exchange Commission on February 26, 2007.
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
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$79,037	$63,789	$155,974	$134,369
Shares:
Weighted average outstanding shares (denominator for basic calculation)	61,898	61,185	61,710	61,162
Equivalent shares from outstanding stock options	2,643	1,524	2,509	1,501

Denominator for diluted calculation	64,541	62,709	64,219	62,663
Earnings per share:
Basic	$1.28	$1.04	$2.53	$2.20
Diluted	$1.22	$1.02	$2.43	$2.14

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and six month periods ended June 30, 2007 and 2006, 0.4 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income	$77,475	$63,631	$153,727	$132,701
Accumulated other comprehensive income (expense), net of income tax:
Unrealized losses, net of reclassification adjustment for losses, net included in net income	(136,116)	(116,249)	(131,473)	(230,879)
Foreign currency items	58,832	34,756	72,889	32,719
Pension and postretirement benefit adjustments	(283)	—	(313)	—

Comprehensive income (loss)	$(92)	$(17,862)	$94,830	$(65,459)

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

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Total revenues
U.S.	$927,982	$782,387	$1,767,063	$1,547,939
Canada	156,684	126,230	285,478	245,738
Europe & South Africa	171,242	149,587	344,719	298,255
Asia Pacific	209,665	177,163	406,922	324,797
Corporate & Other	23,203	7,169	39,243	24,904

Total	$1,488,776	$1,242,536	$2,843,425	$2,441,633

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income (loss) from continuing operations before income taxes
U.S.	$86,215	$70,935	$179,392	$151,271
Canada	24,202	11,074	39,236	19,505
Europe & South Africa	11,846	17,269	32,970	32,066
Asia Pacific	15,609	7,725	25,941	14,339
Corporate & Other	(14,159)	(9,569)	(34,596)	(11,547)

Total	$123,713	$97,434	$242,943	$205,634

	Total assets
	June 30,	December 31,
	2007	2006
U.S.	$13,180,208	$12,387,202
Canada	2,263,833	2,182,712
Europe & South Africa	1,352,023	1,140,374
Asia Pacific	1,225,084	1,099,700
Corporate and Other	2,313,287	2,226,849

Total	$20,334,435	$19,036,837

5. Commitments and Contingent Liabilities
The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $132.8 million at June 30, 2007. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost less any other-than-temporary impairment and are included in total investments in the condensed consolidated balance sheets.
The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business, which includes London market excess of loss business, and workers’ compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of June 30, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $23.9 million, which is $23.2 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, “Discontinued Operations” in the Company’s consolidated financial statements accompanying the 2006 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular quarter or year.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At June 30, 2007 and December 31, 2006, there were approximately $20.9 million and $19.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Worldwide Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2007 and December 31, 2006, $459.2 million and $437.7 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $299.8 million and $276.5 million as of June 30, 2007 and December 31, 2006, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2007, RGA’s exposure related to these guarantees was $171.5 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
6. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net periodic pension benefit cost:
Service cost	$472	$423	$1,271	$1,037
Interest cost	258	371	850	848
Expected return on plan assets	(483)	(411)	(938)	(758)
Amortization of prior service cost	79	6	174	15
Amortization of prior actuarial (gain) loss	(44)	78	69	184

Net periodic pension benefit cost	$282	$467	$1,426	$1,326

Net periodic other benefits cost:
Service cost	$(63)	$180	$143	$359
Interest cost	79	155	269	311
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	12	—	12	—
Amortization of prior actuarial (gain) loss	(2)	66	82	132

Net periodic other benefits cost	$26	$401	$506	$802

The Company made $1.9 million in pension contributions during the second quarter of 2007 and expects this to be the only contribution for the year.

7. Financing Activities
On March 6, 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $50.0 million of indebtedness under a U.S. bank credit facility. The remaining net proceeds are designated for general corporate purposes. Capitalized issue costs were approximately $2.6 million.
8. Equity Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(r), “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) requires that the cost of all share-based transactions be recorded in the financial statements. The Company has been recording compensation cost for all equity-based grants or awards after January 1, 2003 consistent with the requirement of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123”. Equity compensation expense was $2.9 million and $4.8 million in the second quarter of 2007 and 2006, respectively, and $9.5 million and $10.6 million in the first six months of 2007 and 2006, respectively. In the first quarter of 2007, the Company granted 0.3 million incentive stock options at $59.63 weighted average per share and 0.1 million performance contingent units (“PCUs”) to employees. Additionally, non-employee directors were granted a total of 4,800 shares of common stock. As of June 30, 2007, the total compensation cost of non-vested awards not yet recognized in the financial statements was $18.1 million with various recognition periods over the next five years.
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
The Company files income tax returns in the U.S. federal jurisdiction and various state and non U.S. jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2003. There were no significant changes in the liability for unrecognized tax benefits during the six months ended June 30, 2007.
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
Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. The adoption of SOP 05-1 and related TPAs did not have a material impact on the Company’s condensed consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s condensed consolidated financial statements.

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
Results of Operations
Consolidated income from continuing operations before income taxes increased $26.3 million, or 27.0%, and $37.3 million, or 18.1%, for the second quarter and first six months of 2007, respectively, primarily due to increased premiums in all segments. Also, contributing to these increases were improved mortality experience in the Canada segment partially offset by adverse mortality experience in the Europe and South Africa segment. Consolidated net premiums increased $131.0 million, or 12.2%, and $264.1 million, or 12.8%, during the second quarter and first six months of 2007, respectively, due to growth in life reinsurance in force. Foreign currency fluctuations favorably affected net premiums by approximately $21.2 million and $34.3 million in the second quarter and first six months of 2007, respectively, as compared to the same periods in 2006.
Consolidated investment income, net of related expenses, increased $106.3 million, or 63.0%, and $135.1 million, or 38.0%, during the second quarter and first six months of 2007, respectively, primarily due to market value changes related to the Company’s funds withheld at interest investment in certain equity index annuity products, which are substantially offset by a corresponding increase in interest credited to policyholder account balances resulting in a negligible effect on net income, a larger invested asset base, and a higher effective yield. Invested assets as of June 30, 2007 totaled $15.5 billion, a 15.4% increase over June 30, 2006. A portion of the increase in invested assets is related to the Company’s investment of the net proceeds from the issuance of senior notes in March 2007. The average yield earned on investments, excluding funds withheld, increased slightly from 5.72% in the second quarter of 2006 to 5.90% for the second quarter of 2007. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of the underlying investments and the timing of dividends and distributions on certain investments. Net investment related losses totaled $15.6 million for the first six months of 2007 as the Company recognized a $10.5 million foreign currency translation loss related to its decision to sell its direct insurance operations in Argentina. The Company does not expect the ultimate sale of that subsidiary to generate a material financial impact. Investment income and a portion of investment related gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 36.1% for the second quarter of 2007, compared to 34.5% for the prior-year period. The effective tax rates for the first and second quarters of 2007 were affected by the application of FIN 48. However, on an ongoing basis, the Company does not anticipate that this will have a material impact on its effective tax rate.
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
The Company is currently a party to various litigation and arbitrations. While it is difficult to predict or determine the ultimate outcome of the pending litigation or arbitrations or even to provide useful ranges of potential losses, it is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular quarter or year. See Note 20, “Discontinued Operations” of the consolidated financial statements accompanying the 2006 Annual Report for more information.
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
For the three months ended June 30, 2007 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$718,753	$1,598	$—	$720,351
Investment income, net of related expenses	87,151	117,319	99	204,569
Investment related losses, net	(4,497)	(1,144)	(7)	(5,648)
Change in value of embedded derivatives	—	(7,126)	—	(7,126)
Other revenues	300	9,690	5,846	15,836

Total revenues	801,707	120,337	5,938	927,982

Benefits and expenses:
Claims and other policy benefits	594,619	(553)	—	594,066
Interest credited	14,579	98,324	—	112,903
Policy acquisition costs and other insurance expenses	101,807	22,295	2,001	126,103
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	(5,545)	—	(5,545)
Other operating expenses	11,604	1,705	931	14,240

Total benefits and expenses	722,609	116,226	2,932	841,767

Income before income taxes	$79,098	$4,111	$3,006	$86,215

For the three months ended June 30, 2006 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$662,301	$1,605	$—	$663,906
Investment income, net of related expenses	74,657	48,424	(152)	122,929
Investment related losses, net	(2,506)	(2,511)	—	(5,017)
Change in value of embedded derivatives	—	(11,075)	—	(11,075)
Other revenues	276	3,908	7,460	11,644

Total revenues	734,728	40,351	7,308	782,387

Benefits and expenses:
Claims and other policy benefits	545,640	727	—	546,367
Interest credited	11,796	31,930	—	43,726
Policy acquisition costs and other insurance expenses	101,229	14,539	2,326	118,094
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	(7,982)	—	(7,982)
Other operating expenses	8,732	1,413	1,102	11,247

Total benefits and expenses	667,397	40,627	3,428	711,452

Income (loss) before income taxes	$67,331	$(276)	$3,880	$70,935

For the six months ended June 30, 2007 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$1,388,172	$3,224	$—	$1,391,396
Investment income, net of related expenses	172,079	185,271	119	357,469
Investment related losses, net	(4,835)	(1,927)	(7)	(6,769)
Change in value of embedded derivatives	—	(4,288)	—	(4,288)
Other revenues	406	17,114	11,735	29,255

Total revenues	1,555,822	199,394	11,847	1,767,063

Benefits and expenses:
Claims and other policy benefits	1,137,205	3,970	1	1,141,176
Interest credited	28,849	144,482	—	173,331
Policy acquisition costs and other insurance expenses	201,187	42,481	4,195	247,863
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	(3,438)	—	(3,438)
Other operating expenses	23,472	3,326	1,941	28,739

Total benefits and expenses	1,390,713	190,821	6,137	1,587,671

Income before income taxes	$165,109	$8,573	$5,710	$179,392

For the six months ended June 30, 2006 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$1,274,138	$3,079	$—	$1,277,217
Investment income, net of related expenses	145,699	119,321	(155)	264,865
Investment related losses, net	(3,735)	(5,844)	—	(9,579)
Change in value of embedded derivatives	—	(6,523)	—	(6,523)
Other revenues	(44)	7,197	14,806	21,959

Total revenues	1,416,058	117,230	14,651	1,547,939

Benefits and expenses:
Claims and other policy benefits	1,053,786	(142)	1	1,053,645
Interest credited	23,283	81,467	—	104,750
Policy acquisition costs and other insurance expenses	183,401	30,934	4,660	218,995
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	(5,225)	—	(5,225)
Other operating expenses	18,858	3,189	2,456	24,503

Total benefits and expenses	1,279,328	110,223	7,117	1,396,668

Income before income taxes	$136,730	$7,007	$7,534	$151,271

Income before income taxes for the U.S. operations segment totaled $86.2 million and $179.4 million for the second quarter and first six months of 2007, respectively, compared to $70.9 million and $151.3 million for the same periods in the prior year. This increase in income can be primarily attributed to growth in total business in force and improved mortality experience over the first half of 2006.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the second quarter and first six months of 2007, this sub-segment added $44.1 billion and $84.4 billion of new business in force, measured by face amount of insurance in force, respectively, compared to $41.7 billion and $89.6 billion during the same periods in 2006. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth.
Income before income taxes for U.S. Traditional reinsurance increased $11.8 million, or 17.5%, and $28.4 million, or 20.8%, in the second quarter and first six months of the 2007, respectively. Stronger premiums and higher investment income were the primary contributors to the increase in net income. Mortality experience also improved compared to the comparable six month period.
Net premiums for U.S. Traditional reinsurance totaled $718.8 and $1,388.2 for the second quarter and first six months of 2007. Comparable prior year numbers were $662.3 and $1,274.1, respectively. The 9.0% increase in year to date net premiums was driven primarily by the growth of total U.S. business in force, which totaled just over $1.2 trillion of face amount as of June 30, 2007. This represents a 7.2% increase over the amount in force on June 30, 2006.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the second quarter of 2007, investment income in the sub-segment totaled $87.2 million, a 16.7% increase over the same period in the prior year. Year to date 2007, investment income grew 18.1% over the first six months of 2006. This increase can be primarily attributed to growth in the invested asset base.
Mortality experience for the first six months of 2007 improved over the same year prior period while quarter over quarter the experience was relatively consistent. Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 82.7% for the second quarter and 81.9% for the first six months of 2007. The loss ratios for the same prior-year periods were 82.4% and 82.7%, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the second quarter and first six months of 2007 totaled $14.6 million and $28.8 million, respectively, compared to $11.8 million and $23.3 million for the same periods in 2006. The increase is primarily the result of one treaty in which the credited loan rate increased from 4.6% in 2006 to 5.6% in 2007 based on an increase in the related market index. A corresponding increase in investment income offset this additional expense.
Policy acquisition costs and other insurance expenses, as a percentage of net premiums, were 14.2% for the second quarter of 2007 and 14.5% for the first six months of 2007. Comparable ratios for the second quarter and first six months of 2006 were 15.3% and 14.4%, respectively. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses, as a percentage of net premiums, were 1.6% for the second quarter of 2007 and 1.7% year to date, compared to 1.3% and 1.5% for the second quarter and year to date, respectively, in 2006. The expense ratio can fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term.
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

In accordance with the provisions of SFAS No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”), the Company recorded a change in value of embedded derivatives of $(7.1) million and $(4.3) million within revenues for the second quarter and first six months of 2007, respectively, and $(5.5) million and $(3.4) million of related deferred acquisition costs. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. These fluctuations have no impact on cash flows or interest spreads on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of Issue B36 and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of Issue B36 to be immaterial.
The Asset-Intensive sub-segment reported income before income taxes equal to $4.1 million for the second quarter of 2007 and $8.6 million year to date. Comparable figures for 2006 were $(0.3) million and $7.0 million, respectively. Of the $4.4 million increase quarter over quarter, Issue B36 contributed $1.5 million. The remaining $2.9 million can be attributed to both the improved spread between the investment income and the interest credited on the underlying deposit liabilities and a decrease in investment related losses. In 2006, an increased interest rate environment allowed the Company to sell bonds at lower book yields and reinvest in higher book yielding securities. This strategy resulted in investment losses at the time of sale, but should generate higher future investment income. The year over year increase in income before income taxes of $1.1 million, excluding Issue B36, is primarily the result of smaller investment losses offset in part by higher benefits due to an increase in benefit claims on a single premium universal life reinsurance treaty.
Total revenues increased $80.0 million for the second quarter of 2007 and $82.2 million for the first six months of 2007. Issue B36 related revenues increased $3.9 million for the second quarter of 2007 and $2.2 million for the first six months of the year, resulting in revenue growth of $76.1 and $80.0 million, respectively, excluding Issue B36. The primary driver of this increase in revenue was a $68.9 million increase in investment income quarter over quarter and $66.0 million year over year. The majority of this variation can be attributed to market value changes related to the Company’s funds withheld at interest investment in certain equity index annuity products. This increase in investment income is offset by an increase in interest credited expense, with minimal impact on income before income taxes. Also contributing to the overall growth in revenue are the mortality and expense charges earned on a variable annuity reinsurance treaty open for new business. Mortality and expense charges are included in other revenues. Additionally, as mentioned above, investment related losses decreased quarter over quarter and year over year.
The average invested asset base supporting this sub-segment grew from $4.2 billion in the second quarter of 2006 to $4.7 billion for the second quarter of 2007. The growth in the asset base is primarily driven by new business written on one existing annuity treaty. Invested assets outstanding as of June 30, 2007 were $4.7 billion, of which $3.4 billion were funds withheld at interest. Of the $3.4 billion of total funds withheld balance as of June 30, 2007, 91.5% of the balance is associated with one client.
Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, increased $75.6 million from the second quarter of 2006 and $80.6 million year to date. Issue B36 related expenses contributed $2.4 million and $1.8 million to the second quarter and year to date increases, respectively, resulting in increased expenses of $73.2 million and $78.8 million, respectively, excluding Issue B36. The majority of the change in benefits and expenses relates to interest credited expense, which contributed $66.4 million and $63.0 million quarter over quarter and year over year, respectively. As mentioned above, a large part of this variance is offset in investment income. Also contributing to the increase in benefits and expenses year over year is an increase in benefit claims on a single premium universal life reinsurance treaty in the first quarter of 2007.
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
Income before income taxes decreased $0.9 million and $1.8 million in the second quarter and first six months of 2007, respectively, compared to the same periods in 2006. In 2006, both the domestic and a portion of various Asia Pacific financial reinsurance treaties were reflected in this segment. Beginning in 2007, the Asia Pacific-based treaties are included with the Company’s Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. Total U.S. financial reinsurance business remained consistent quarter over quarter and year over year.
At June 30, 2007 and 2006, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.1 billion and $1.8 billion respectively. This decrease is a result of the aforementioned change in reporting for Asia Pacific-based treaties. The pre-tax statutory surplus includes all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
CANADA OPERATIONS
The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada (“RGA Canada”), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, critical illness, and group life and health reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance.

(dollars in thousands)	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Net premiums	$122,580	$97,120	$222,072	$191,522
Investment income, net of related expenses	32,363	25,998	58,795	51,303
Investment related gains, net	1,648	2,345	4,432	2,146
Other revenues	93	767	179	767

Total revenues	156,684	126,230	285,478	245,738

Benefits and expenses:
Claims and other policy benefits	105,667	95,449	196,815	184,528
Interest credited	185	207	371	412
Policy acquisition costs and other insurance expenses	21,343	15,769	39,819	33,589
Other operating expenses	5,287	3,731	9,237	7,704

Total benefits and expenses	132,482	115,156	246,242	226,233

Income before income taxes	$24,202	$11,074	$39,236	$19,505

Income before income taxes increased by $13.1 million or 118.5%, and $19.7 million or 101.2%, in the second quarter and first six months of 2007, respectively. These increases were primarily the result of higher premium volume, favorable mortality experience in the current periods and an increase of $2.3 million in investment related gains for the first six months.
Net premiums increased by $25.5 million, or 26.2%, and $30.6 million or 16.0% in the second quarter and first six months of 2007, respectively. The increase is primarily due to new business from new and existing treaties. In addition, an increase in premium from creditor treaties contributed $6.9 million and $13.3 million of the premium increase in the second quarter and first six months of 2007, respectively. Creditor and group life and health premiums represented 18.0% and 13.9% of net premiums in the first six months of 2007 and 2006, respectively. A stronger Canadian dollar resulted in an increase in net premiums of $2.7 million and $1.1 million in the second quarter and first six months of 2007, respectively, as compared to 2006. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $6.4 million or 24.5%, and $7.5 million or 14.6% in the second quarter and first six months of 2007, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 86.2% and 88.6% in the second quarter and first six months of 2007, respectively, compared to 98.3% and 96.3% in the comparable prior-year periods. During 2006 and 2005, the Company entered into three significant creditor reinsurance treaties. The loss ratios on this type of business are normally lower than traditional reinsurance, however, allowances are normally higher as a percentage of premiums. Excluding creditor business, the loss ratios for this segment were 94.8% and 97.5% in the second quarter and first six months of 2007, respectively, compared to 106.4% and 103.7% in the comparable prior-year periods. The lower loss ratios in 2007 are primarily due to favorable mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 68.2% and 70.1% in the second quarter and first six months of 2007, respectively, compared to 77.5% and 76.0% in the comparable prior-year periods. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 17.4% and 17.9% in the second quarter and first six months of 2007, respectively, compared to 16.2% and 17.5% in the comparable prior-year periods. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.0% and 11.9% in the second quarter and first six months of 2007, respectively, compared to 11.3% and 13.0% in the comparable prior-year periods. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $1.6 million, or 41.7%, and $1.5 million, or 19.9%, in the second quarter and first six months of 2007, respectively. Other operating expenses as a percentage of net premiums totaled 4.3% and 4.2% in the second quarter and first six months of 2007, respectively, compared to 3.8% and 4.0% in the comparable prior-year periods.

EUROPE & SOUTH AFRICA OPERATIONS
The Europe & South Africa segment has operations in France, India, Italy, Mexico, Poland, Spain, South Africa and the United Kingdom (“UK”). The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

(dollars in thousands)	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Net premiums	$164,796	$146,073	$332,592	$291,224
Investment income, net of related expenses	7,103	3,873	12,877	7,265
Investment related losses, net	(630)	(181)	(854)	(147)
Other revenues	(27)	(178)	104	(87)

Total revenues	171,242	149,587	344,719	298,255

Benefits and expenses:
Claims and other policy benefits	128,828	101,034	242,982	206,680
Interest credited	564	156	1,016	346
Policy acquisition costs and other insurance expenses	17,129	21,821	43,189	41,078
Other operating expenses	12,875	9,307	24,562	18,085

Total benefits and expenses	159,396	132,318	311,749	266,189

Income (loss) before income taxes	$11,846	$17,269	$32,970	$32,066

Income before income taxes was $11.8 million in the second quarter of 2007 as compared to $17.3 million for the second quarter of 2006, and $33.0 million for the first six months of 2007 as compared to $32.1 million for the first six months of 2006. The decrease for the second quarter was primarily due to an increase in the loss ratio for the second quarter of 2007 compared to the second quarter of 2006, as mortality experience for the segment was favorable in the second quarter 2006. The six month increase in 2007 over 2006 was due to growth in net premiums and investment income which was partially offset by an increase in the loss ratio for the first six months of 2007 compared to 2006. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.1 million for the second quarter and approximately $0.8 million during the first six months of 2007.
Europe & South Africa net premiums increased $18.7 million, or 12.8%, in the second quarter compared to the same period last year, and increased $41.4 million or 14.2% during the six months ended June 30, 2007 compared to the same period last year. This increase was primarily the result of new business from both existing and new treaties. During the second quarter and for the first six months of 2007, several foreign currencies, particularly the British pound and the euro strengthened against the U.S. dollar and increased net premiums by approximately $10.0 million and $19.2 million for the second quarter and first six months of 2007, respectively, over the prior year. A significant portion of the net premiums were due to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from policies including this coverage totaled $57.9 million and $114.9 million during the second quarter and first six months of 2007, respectively, compared to $52.4 million and $101.6 million in the comparable prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Investment income increased $3.2 million for the second quarter compared to the same period in 2006 and increased $5.6 million for the six months ended June 30, 2007 compared to the same period in 2006. This increase was primarily due to an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios increased from 69.2% for the second quarter of 2006 to 78.2% for the second quarter of 2007, and from 71.0% for the six months ended June 30, 2006 to 73.1% for the six months ended June 30, 2007. The increase in loss ratios is due primarily to favorable claims experience in the UK during 2006. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.4% in the second quarter of 2007 compared to 14.9% in the second quarter of 2006, and 13.0% for the six months ended June 30, 2007 compared to 14.1% for the six months ended June 30, 2006. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses for the quarter increased from 6.4% of premiums in 2006 to 7.8% in 2007, and for the first six months it increased from 6.2% to 7.4%. This increase was due to higher costs associated with maintaining and supporting the increase in business over the past several years. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Net premiums	$198,971	$168,852	$385,809	$308,065
Investment income, net of related expenses	8,610	6,822	17,273	13,318
Investment related losses, net	(499)	(92)	(570)	(77)
Other revenues	2,583	1,581	4,410	3,491

Total revenues	209,665	177,163	406,922	324,797

Benefits and expenses:
Claims and other policy benefits	151,664	131,866	302,147	242,222
Policy acquisition costs and other insurance expenses	28,173	27,567	52,787	49,572
Other operating expenses	14,219	10,005	26,047	18,664

Total benefits and expenses	194,056	169,438	380,981	310,458

Income before income taxes	$15,609	$7,725	$25,941	$14,339

Income before income taxes increased $7.9 million in the second quarter of 2007 and $11.6 million for the six months ended June 30, 2007, as compared to the same periods in 2006. Favorable mortality experience in Korea and favorable results related to disability insurance coverage in New Zealand allowed these two operations combined to contribute an additional $20.4 million to income before income taxes for the first six months of 2007 compared to the same period in 2006. Higher mortality experience in Australia caused this operation to contribute $7.0 million less to income before income taxes for the second quarter of 2007 than they contributed during the same period of 2006. Foreign currency exchange fluctuations were neutral to income before income taxes for the first six months of 2007.
Net premiums grew $30.1 million, or 17.8%, during the current quarter, and $77.7 million, or 25.2%, for the six months ended June 30, 2007, as compared to the same periods in 2006. This premium growth was primarily the result of continued increases in the volume of business in Australia and Japan. Due to continued growth with two significant clients, premiums in Australia increased by $19.1 million in the second quarter of 2007, and $34.4 million for the six months ended June 30, 2007, as compared to the same periods in 2006. Premiums in Japan increased by $22.9 million in the second quarter of 2007, and $47.0 million for the six months ended June 30, 2007 as compared to the same periods in 2006, primarily due to a single new significant treaty. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
A portion of the net premiums for the segment in each period presented represents reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $24.6 million and $50.6 million during the second quarter and first six months of 2007, respectively, compared to $23.2 million and $34.9 million during the second quarter and first six months of 2006, respectively.
Foreign currencies in certain significant markets, particularly the Australian dollar, the Korean won and the New Zealand dollar, have strengthened against the U.S. dollar during the first six months of 2007; however, the Japanese yen has weakened against the U.S. dollar during the same period. The overall effect of changes in local Asia Pacific segment currencies was an increase in net premiums of approximately $8.5 million in the second quarter of 2007 and an increase of approximately $14.0 million in net premiums for the six months ended June 30, 2007, as compared to the same periods in 2006.
Net investment income increased $1.8 million in the current quarter compared to the prior-year quarter, and $4.0 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. This increase was primarily due to growth in the invested assets in Australia. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $1.0 million for the second quarter of 2007, as compared to the same period in 2006, and increased by $0.9 million for the six months ended June 30, 2007, as compared to the same period in 2006. The primary source of other revenues in 2007 and 2006 has been fees from financial reinsurance treaties, which increased to $4.8 million during the first six months of 2007 from $2.7 million during the first six months of 2006. Prior to 2007, a portion of the fee income generated by certain Asia Pacific financial reinsurance treaties was reflected in the U.S. financial reinsurance segment. Beginning in 2007, all of the fee income from the Asia Pacific-based financial reinsurance treaties is included within the Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. The first six months of 2006 included $0.6 million of other revenue generated by the recapture of a modified coinsurance treaty in Hong Kong. Additionally, during the first six months of 2007, other revenues were reduced by $0.5 million associated with a funds withheld treaty in Hong Kong.
Loss ratios were 76.2% and 78.1% for the second quarter of 2007 and 2006, respectively, and 78.3% and 78.6% for the six months ended June 30, 2007 and June 30, 2006, respectively. The decreased loss ratio for the second quarter of 2007 was due to favorable experience in New Zealand’s disability income products as compared to the same period of 2006. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.2% during the second quarter of 2007, as compared to 16.3% for the second quarter of 2006. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.7% during the six months ended June 30, 2007, as compared to 16.1% for the six months ended June 30, 2006. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses increased to 7.1% of net premiums in the current quarter, and 6.8% of net premiums for the six months ended June 30, 2007, up from 5.9% and 6.1% in the comparable prior-year periods. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenues:
Net premiums	$948	$652	$1,227	$1,017
Investment income, net of related expenses	22,257	8,983	44,231	18,795
Investment related gains (losses), net	(1,963)	(2,369)	(11,815)	2,975
Other revenues	1,961	(97)	5,600	2,117

Total revenues	23,203	7,169	39,243	24,904

Benefits and expenses:
Claims and other policy benefits	113	(185)	28	(1,031)
Interest credited	—	643	—	753
Policy acquisition costs and other insurance expenses	(9,187)	(10,551)	(19,223)	(18,730)
Other operating expenses	9,998	11,540	23,456	23,401
Interest expense	23,232	15,014	43,685	31,781
Collateral finance facility expense	13,206	277	25,893	277

Total benefits and expenses	37,362	16,738	73,839	36,451

Loss before income taxes	$(14,159)	$(9,569)	$(34,596)	$(11,547)

Loss before income taxes increased $4.6 million and $23.0 million for the three and six month periods ended June 30, 2007, respectively. The increase for the three months ended June 30, 2007 is primarily due to the implementation of FIN 48, while the increase for the six months ended June 30, 2007 is primarily due to investment related losses and the implementation of FIN 48. Contributing to the increase in investment income in 2007 is the impact of the Company’s investment of the net proceeds from its collateral finance facility in June 2006 which is largely offset by the recognition of collateral finance facility expense. Investment income and investment related gains are the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes. The increase in investment related losses for the six months ended June 30, 2007, is primarily due to the recognition of a $10.5 million currency translation loss related to the

Company’s decision to sell its direct insurance operations in Argentina, which occurred in the first quarter. The increase in interest expense is largely related to the implementation of FIN 48 and the issuance $300 million in senior notes in March 2007.
Discontinued Operations
The discontinued accident and health operations reported a loss, net of taxes, of $1.6 million for the second quarter of 2007 compared to a loss, net of taxes, of $0.2 million for the second quarter of 2006. As of June 30, 2007 amounts in dispute or subject to audit exceed the Company’s reserves by approximately $18.9 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended June 30, 2007 and 2006 were $511.2 million and $307.9 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $203.3 million net increase in operating cash flows for the six months of 2007 compared to the same period in 2006 was primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, acquisition costs, income taxes and other operating expenses. Cash from premiums and investment income increased $397.6 million and $127.3 million, respectively, and was offset by higher operating cash outlays of $321.6 million for the current six month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company’s short- and long-term obligations.
Net cash used in investing activities was $443.3 million and $936.2 million in the first six months of 2007 and the comparable prior-year period, respectively. This change is primarily due to a decrease in the change in other invested assets. Other invested assets grew substantially in June 2006 due to the net proceeds from the Company’s collateral finance facility. Additionally, the sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.

Net cash provided by financing activities was $183.8 million and $779.3 million in the first six months of 2007 and 2006, respectively. This change was due primarily to net proceeds from the Company’s collateral finance facility partially offset by $100.0 million principal payments on debt in 2006. Net cash provided by financing activities in 2007 includes $295.3 million of the net proceeds from the Company’s issuance of Senior Notes in March 2007, partially offset by a $66.6 million decrease in the net borrowings under revolving credit agreements. Also contributing to the change were net withdrawals from universal life and other investment type policies and contracts of $45.2 million during the current period compared to excess deposits of $49.8 million in 2006.
Debt and Preferred Securities
As of June 30, 2007, the Company had $938.8 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
On March 6, 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $50.0 million of indebtedness under a U.S. bank credit facility. The remaining net proceeds are designated for general corporate purposes. Capitalized issue costs were approximately $2.6 million.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $600.0 million that expires in September 2010. The overall capacity available for issuance of letters of credit is reduced by any cash borrowings made by the Company against this credit facility. The Company may borrow up to $300.0 million of cash under the facility. As of June 30, 2007 the Company had no outstanding cash balance under this credit facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2008 and an A$50.0 million Australian credit facility that expires in June 2011. The Company’s foreign denominated credit facilities had a combined outstanding balance of $42.9 million as of June 30, 2007.
As of June 30, 2007, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.38%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $593.6 million and $300.7 million at June 30, 2007 and December 31, 2006, respectively. The increase in the Company’s liquidity position from December 31, 2006 is primarily due to the timing of cash received late in the second quarter. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to increase the Company’s earned yield on invested assets. These transactions are reported as securitized lending obligations within other liabilities. There were $90.4 million of these agreements outstanding at June 30, 2007 and there were no agreements outstanding at December 31, 2006.
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
Investments
The Company had total cash and invested assets of $15.9 billion and $14.8 billion at June 30, 2007 and December 31, 2006, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the boards of directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA’s board of directors also receives reports on material investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s earned yield on invested assets, excluding funds withheld, was 5.90% in the second quarter of 2007, compared with 5.72% for the second quarter of 2006. See “Note 4 — Investments” in the Notes to Consolidated Financial Statements of the 2006 Annual Report for additional information regarding the Company’s investments.
The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of June 30, 2007, approximately 97.1% of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 53.5% of fixed maturity securities as of June 30, 2007 and had an average Standard and Poor’s (“S&P”) rating of “A”. The Company owns floating rate securities that represent approximately 19.5% of the total fixed maturity securities at June 30, 2007. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility.

Within the fixed maturity security portfolio, the Company holds approximately $500.7 million in asset-backed securities at June 30, 2007, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace. As of June 30, 2007, the Company held investments in securities with subprime mortgage exposure with an amortized cost totaling $300.2 million and an estimated fair value of $299.7 million. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with a weighted average S&P credit rating of “AA+”. Additionally, the Company has largely avoided investing in securities originated in the second half of 2005 and beyond, which management believes was a period of lessened underwriting quality. The majority of the Company’s holdings are originations from 2005 and prior periods. In light of the high credit quality of the portfolio, the Company does not expect to realize any material losses despite the recent increase in default rates and market concern over future performance of this asset class.
The following table presents a summary of the securities by rating (dollars in thousands):

	Amortized		% of Fair
S&P Rating	Cost	Fair Value	Value
AAA	$134,556	$134,527	44.9%
AA	116,268	115,976	38.7%
A	48,054	47,823	16.0%
BBB	1,325	1,332	0.4%

Total	$300,203	$299,658	100.0%

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $1.9 million in other-than-temporary write-downs on fixed maturity securities for the six months ending June 30, 2007. The Company recorded $0.2 million in other-than-temporary write-downs on fixed maturity securities for the six months ending June 30, 2006. During the six months ended June 30, 2007, the Company sold fixed maturity securities and equity securities with a fair value of $629.0 million, which were below amortized cost, at a loss of $18.4 million. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
The following table presents the total gross unrealized losses for 1,341 fixed maturity securities and equity securities as of June 30, 2007, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	At June 30, 2007
	Gross Unrealized
	Losses	% of Total
Less than 20%	$164,683	97.6%
20% or more for less than six months	4,009	2.4%
20% or more for six months or greater	—	—

Total	$168,692	100.0%

While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.

The following tables present the estimated fair values and gross unrealized losses for the 1,341 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2007. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of June 30, 2007
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investment grade securities:
Commercial and industrial	$651,520	$22,318	$370,138	$18,325	$1,021,658	$40,643
Public utilities	295,270	9,761	99,383	6,346	394,653	16,107
Asset-backed securities	281,962	2,655	19,389	400	301,351	3,055
Canadian and Canadian provincial governments	213,421	11,192	3,026	141	216,447	11,333
Mortgage-backed securities	1,251,600	23,080	490,875	18,848	1,742,475	41,928
Finance	1,041,635	25,573	148,215	9,899	1,189,850	35,472
U.S. government and agencies	105	—	981	25	1,086	25
State and political subdivisions	44,963	1,186	14,792	947	59,755	2,133
Foreign governments	168,873	6,385	70,416	2,250	239,289	8,635

Investment grade securities	3,949,349	102,150	1,217,215	57,181	5,166,564	159,331

Non-investment grade securities:
Commercial and industrial	65,560	2,045	56,016	2,108	121,576	4,153
Finance	13,322	281	—	—	13,322	281
Public utilities	24,353	751	2,940	39	27,293	790

Non-investment grade securities	103,235	3,077	58,956	2,147	162,191	5,224

Total fixed maturity securities	$4,052,584	$105,227	$1,276,171	$59,328	$5,328,755	$164,555

Equity securities	$96,121	$3,069	$18,227	$1,068	$114,348	$4,137

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than temporarily impaired as of June 30, 2007. The unrealized losses did not exceed 30.0% on an individual security basis and are primarily a result of changes in interest rates and credit spreads and the long-dated maturities of the securities.
The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of June 30, 2007.
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
Funds withheld at interest comprised approximately 28.3% and 27.9% of the Company’s cash and invested assets as of June 30, 2007 and December 31, 2006, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of “A-”.
Other invested assets represented approximately 1.8% and 1.5% of the Company’s cash and invested assets as of June 30, 2007 and December 31, 2006, respectively. Other invested assets include common stock, preferred stocks, restricted cash and cash equivalents and limited partnership interests. The Company did not record an other-than-temporary write-down on its investments in limited partnerships in the first six months of 2007. The Company recorded other-than-temporary writedowns of $3.1 million on its investments in limited partnerships in the six months ended June 30, 2006.
Contractual Obligations
The Company’s commitment to fund limited partnerships has increased since December 31, 2006 by $64.2 million to $96.9 million at June 30, 2007. Additionally, the Company’s obligation for long-term debt, including interest, increased primarily due to the March 2007 issuance of senior notes as previously discussed. There were no other material changes in the Company’s contractual obligations from that reported in the 2006 Annual Report.
Mortality Risk Management
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 38 such cases of over-retained policies, for amounts averaging $2.6 million over the Company’s normal retention limit. The largest amount over retained on any one life is $12.1 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance Company (“RGA Reinsurance”), RGA Reinsurance Company (Barbados) Ltd., or RGA Americas Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2007, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “B++”, the fifth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2007 from that disclosed in the 2006 Annual Report.
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
The Company files income tax returns in the U.S. federal jurisdiction and various state and non U.S. jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2003. There were no significant changes in the liability for unrecognized tax benefits during the six months ended June 30, 2007.
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
Effective January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the American Institute of Certified Public Accountants (“AICPA”) issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs are effective concurrently with the adoption of the SOP. The adoption of SOP 05-1 and related TPAs did not have a material impact on the Company’s condensed consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact of SFAS 157 and does not expect that the pronouncement will have a material impact on the Company’s condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers’ compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of June 30, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $23.9 million, which is $23.2 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, “Discontinued Operations” in the Company’s consolidated financial statements accompanying the 2006 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular quarter or year.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2006 Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of June 30, 2007, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
ITEM 4.
Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 23, 2007. At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:
(1)	Election of the following Directors:

Directors	Voted For	Withheld

William J. Bartlett	51,915,684	3,887,839
Alan C. Henderson	54,610,187	1,193,336
A. Greig Woodring	47,345,957	8,457,566

	Voted For	Voted Against	Abstain
(2) Proposal to authorize the sale of certain types of securities from time to time to MetLife, Inc. or its affiliates	41,272,380	12,174,004	31,887
(3) Proposal to approve an amendment to the Company’s Flexible Stock Plan	35,658,328	17,803,174	16,759
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
By:	/s/ A. Greig Woodring August 3, 2007
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay August 3, 2007
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