Form 10-Q
period 2007-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2007-11-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Common stock outstanding ($.01 par value) as of October 31, 2007: 62,001,463 shares.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $8,605,635 and $7,867,932 at September 30, 2007 and December 31, 2006, respectively)	$8,933,291	$8,372,173
Mortgage loans on real estate	827,298	735,618
Policy loans	1,018,215	1,015,394
Funds withheld at interest	4,653,590	4,129,078
Short-term investments	153,757	140,281
Other invested assets	274,914	220,356

Total investments	15,861,065	14,612,900
Cash and cash equivalents	451,027	160,428
Accrued investment income	121,510	68,292
Premiums receivable and other reinsurance balances	763,599	695,307
Reinsurance ceded receivables	688,821	563,570
Deferred policy acquisition costs	3,076,574	2,808,053
Other assets	136,751	128,287

Total assets	$21,099,347	$19,036,837

Liabilities and Stockholders’ Equity
Future policy benefits	$6,127,566	$5,315,428
Interest sensitive contract liabilities	6,564,305	6,212,278
Other policy claims and benefits	2,050,378	1,826,831
Other reinsurance balances	141,635	145,926
Deferred income taxes	635,575	828,848
Other liabilities	604,144	177,490
Short-term debt	30,710	29,384
Long-term debt	895,992	676,165
Collateral finance facility	850,256	850,402
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,819	158,701

Total liabilities	18,059,380	16,221,453

Commitments and contingent liabilities (See Note 5)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 63,128,273 shares issued at September 30, 2007 and December 31, 2006)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,094,966	1,081,433
Retained earnings	1,482,970	1,307,743
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	238,267	109,067
Unrealized appreciation of securities, net of income taxes	217,961	335,581
Pension and postretirement benefits, net of income taxes	(11,849)	(11,297)

Total stockholders’ equity before treasury stock	3,089,861	2,890,073
Less treasury shares held of 1,129,184 and 1,717,722 at cost at September 30, 2007 and December 31, 2006, respectively	(49,894)	(74,689)

Total stockholders’ equity	3,039,967	2,815,384

Total liabilities and stockholders’ equity	$21,099,347	$19,036,837

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Revenues
Net premiums	$1,227,907	$1,076,191	$3,561,003	$3,145,236
Investment income, net of related expenses	190,458	183,357	681,103	538,903
Investment related losses, net	(9,138)	(125)	(24,714)	(4,807)
Change in value of embedded derivatives	(52,975)	4,272	(57,263)	(2,251)
Other revenues	22,089	18,788	61,637	47,035

Total revenues	1,378,341	1,282,483	4,221,766	3,724,116
Benefits and Expenses:
Claims and other policy benefits	1,006,864	846,908	2,890,012	2,532,952
Interest credited	30,475	43,582	205,193	149,843
Policy acquisition costs and other insurance expenses	178,244	188,731	542,679	513,235
Change in deferred acquisition costs associated with change in value of embedded derivatives	(39,163)	2,886	(42,601)	(2,339)
Other operating expenses	57,284	54,568	169,325	146,925
Interest expense	9,860	15,103	53,545	46,884
Collateral finance facility expense	13,047	13,136	38,940	13,413

Total benefits and expenses	1,256,611	1,164,914	3,857,093	3,400,913
Income from continuing operations before income taxes	121,730	117,569	364,673	323,203
Provision for income taxes	40,932	41,995	127,901	113,260

Income from continuing operations	80,798	75,574	236,772	209,943
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(4,277)	(1,539)	(6,524)	(3,207)

Net income	$76,521	$74,035	$230,248	$206,736

Basic earnings per share:
Income from continuing operations	$1.30	$1.23	$3.83	$3.43
Discontinued operations	(0.07)	(0.02)	(0.10)	(0.05)

Net income	$1.23	$1.21	$3.73	$3.38

Diluted earnings per share:
Income from continuing operations	$1.26	$1.20	$3.69	$3.34
Discontinued operations	(0.07)	(0.03)	(0.10)	(0.05)

Net income	$1.19	$1.17	$3.59	$3.29

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$230,248	$206,736
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(52,044)	(40,120)
Premiums receivable and other reinsurance balances	(38,713)	(37,955)
Deferred policy acquisition costs	(173,596)	(197,550)
Reinsurance ceded balances	(125,251)	(9,889)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	641,536	455,242
Deferred income taxes	25,198	97,806
Excess tax benefits from share-based payment arrangement	(2,832)	—
Other assets and other liabilities, net	110,478	48,957
Amortization of net investment discounts and other	(54,321)	(40,525)
Investment related losses, net	24,714	4,807
Other, net	15,720	2,991

Net cash provided by operating activities	601,137	490,500

Cash Flows from Investing Activities:
Sales of fixed maturity securities - available for sale	1,886,028	1,216,753
Maturities of fixed maturity securities - available for sale	109,806	78,042
Purchases of fixed maturity securities - available for sale	(2,336,861)	(2,604,214)
Cash invested in mortgage loans on real estate	(141,320)	(73,567)
Cash invested in policy loans	(8,750)	(8,581)
Cash invested in funds withheld at interest	(69,705)	(43,871)
Net increase in securitized lending activities	62,589	88,618
Principal payments on mortgage loans on real estate	44,392	51,543
Principal payments on policy loans	5,929	31,739
Change in short-term investments and other invested assets	(95,560)	96,421

Net cash used in investing activities	(543,452)	(1,167,117)

Cash Flows from Financing Activities:
Dividends to stockholders	(16,676)	(16,517)
Proceeds from long-term debt issuance	295,311	—
Principal payments on debt	—	(100,000)
Net repayments under credit agreements	(78,871)	—
Net proceeds from collateral finance facility	—	837,500
Purchases of treasury stock	(3,611)	—
Excess tax benefits from share-based payment arrangement	2,832	—
Exercise of stock options, net	12,544	7,582
Excess deposits on universal life and other investment type policies and contracts	15,089	64,755

Net cash provided by financing activities	226,618	793,320
Effect of exchange rate changes	6,296	(811)

Change in cash and cash equivalents	290,599	115,892
Cash and cash equivalents, beginning of period	160,428	128,692

Cash and cash equivalents, end of period	$451,027	$244,584

Supplementary information:
Cash paid for interest	$78,119	$51,805
Cash paid (received) for income taxes, net of refunds	$20,821	$(12,980)
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated (“RGA”) and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K (“2006 Annual Report”) filed with the Securities and Exchange Commission on February 26, 2007.
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
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$80,798	$75,574	$236,772	$209,943
Shares:
Weighted average outstanding shares (denominator for basic calculation)	61,995	61,290	61,806	61,205
Equivalent shares from outstanding stock options	2,217	1,815	2,412	1,606

Denominator for diluted calculation	64,212	63,105	64,218	62,811
Earnings per share:
Basic	$1.30	$1.23	$3.83	$3.43
Diluted	$1.26	$1.20	$3.69	$3.34

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and nine months ended September 30, 2007, approximately 0.3 million stock options were excluded from the calculation. For the three and nine month periods ended September 30, 2007 and 2006, 0.4 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$76,521	$74,035	$230,248	$206,736
Accumulated other comprehensive income (expense), net of income tax:
Unrealized gains (losses), net of reclassification adjustment for losses, net included in net income	13,853	233,060	(117,620)	2,181
Foreign currency items	56,311	(1,502)	129,200	31,217
Pension and postretirement benefit adjustments	(239)	—	(552)	—

Comprehensive income	$146,446	$305,593	$241,276	$240,134

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Total revenues
U.S.	$764,724	$791,050	$2,531,787	$2,338,989
Canada	157,447	131,861	442,925	377,599
Europe & South Africa	175,437	150,094	520,156	448,349
Asia Pacific	251,348	186,783	658,270	511,580
Corporate & Other	29,385	22,695	68,628	47,599

Total	$1,378,341	$1,282,483	$4,221,766	$3,724,116

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Income (loss) from continuing operations before income taxes
U.S.	$66,152	$84,802	$245,544	$236,073
Canada	22,798	13,462	62,034	32,967
Europe & South Africa	11,689	8,813	44,659	40,879
Asia Pacific	17,240	20,378	43,181	34,717
Corporate & Other	3,851	(9,886)	(30,745)	(21,433)

Total	$121,730	$117,569	$364,673	$323,203

	Total assets
	September 30,	December 31,
	2007	2006

U.S.	$13,472,193	$12,387,202
Canada	2,542,777	2,182,712
Europe & South Africa	1,304,149	1,140,374
Asia Pacific	1,345,552	1,099,700
Corporate and Other	2,434,676	2,226,849

Total	$21,099,347	$19,036,837

5. Commitments and Contingent Liabilities
The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $21.3 million and $110.7 million, respectively, at September 30, 2007. The Company anticipates that the majority of these amounts will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost less any other-than-temporary impairments and are included in total investments in the condensed consolidated balance sheets.
The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business, which includes London market excess of loss business, and workers’ compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of September 30, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $24.3 million, which is $23.5 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, “Discontinued Operations” in the Company’s consolidated financial statements accompanying the 2006 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular quarter or year.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At September 30,

2007 and December 31, 2006, there were approximately $21.5 million and $19.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., and RGA Reinsurance Company (Barbados) Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2007 and December 31, 2006, $360.3 million and $437.7 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. On September 24, 2007 the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the new facility. As of September 30, 2007, the Company had $305.0 million in issued, but undrawn, letters of credit under this new facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $314.8 million and $276.5 million as of September 30, 2007 and December 31, 2006, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2007, RGA’s exposure related to these guarantees was $158.8 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
6. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net periodic pension benefit cost:
Service cost	$806	$518	$2,077	$1,555
Interest cost	424	425	1,274	1,273
Expected return on plan assets	(469)	(379)	(1,407)	(1,137)
Amortization of prior service cost	70	7	244	22
Amortization of prior actuarial (gain) loss	51	91	120	275

Net periodic pension benefit cost	$882	$662	$2,308	$1,988

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net periodic other benefits cost:
Service cost	$71	$156	$214	$515
Interest cost	135	163	404	474
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	7	—	19	—
Amortization of prior actuarial (gain) loss	40	77	122	209

Net periodic other benefits cost	$253	$396	$759	$1,198

The Company made $1.9 million in pension contributions during the second quarter of 2007 and expects this to be the only contribution for the year.
7. Financing Activities
On September 24, 2007 the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the new facility. The credit facility may be increased, at the Company’s election, to provide for up to an additional $100 million of borrowings and letters of credit. Interest on borrowings is based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the agreement. Fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. As of September 30, 2007, the Company had no cash borrowings outstanding and $305.0 million in issued, but undrawn, letters of credit under this new facility. The credit agreement is unsecured but contains affirmative, negative and financial covenants customary for financings of this type.
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
8. Equity Based Compensation
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(r), “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) requires that the cost of all share-based transactions be recorded in the financial statements. The Company has been recording compensation cost for all equity-based grants or awards after January 1, 2003 consistent with the requirement of SFAS No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An Amendment of SFAS No. 123”. Equity compensation expense was $3.8 million and $4.5 million in the third quarter of 2007 and 2006, respectively, and $13.3 million and $15.2 million in the first nine months of 2007 and 2006, respectively. In the first quarter of 2007, the Company granted 0.3 million incentive stock options at $59.63 weighted average per share and 0.1 million performance contingent units (“PCUs”) to employees. Additionally, non-employee directors were granted a total of 4,800 shares of common stock. As of September 30, 2007, the total compensation cost of non-vested awards not yet recognized in the financial statements was $15.9 million with various recognition periods over the next five years.
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
As a result of implementation of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million. The Company reclassified, at adoption, $9.1 million of current tax liabilities to the liability for unrecognized tax benefits. The Company also reclassified, at adoption, $169.9 million of deferred income tax liabilities to the liability for unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate if recognized was $26.4 million. The Company also had $29.8 million of accrued interest, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.
The Company files income tax returns in the U.S. federal jurisdiction and various state and non U.S. jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2003.
As of September 30, 2007, the Company’s total amount of unrecognized tax benefits was $196.3 million, which is unchanged from the amount recorded as of the date of adoption. The total amount of unrecognized tax benefit included that would affect the effective tax rate, if recognized, was approximately $25.7 million, a decrease of approximately $0.7 million from the amount recorded as of the date of adoption. The net decrease was primarily due to tax issues that were effectively settled in the current quarter. As a result of these settlements, items within the liability for unrecognized tax benefits were reclassified to current and deferred taxes, as applicable.
A reconciliation of the beginning and ending amount of unrecognized tax benefits and unrecognized tax benefits that, if recognized, would affect the effective tax rate, for the nine months ended September 30, 2007 is as follows:

		Unrecognized Tax Benefits That,
	Total Unrecognized	If Recognized Would Affect the
(dollars in millions)	Tax Benefits	Effective Tax Rate

Balance at January 1, 2007 (date of adoption)	$196.3	$26.4
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(5.8)	(6.5)
Additions for tax positions of current year	5.8	5.8
Reductions for tax positions of current year	—	—
Settlements with tax authorities	—	—

Balance at September 30, 2007	$196.3	$25.7

During the three months and nine months ended September 30, 2007, the Company recognized a decrease of $9.4 million and $0.7 million, respectively, in interest expense. As of September 30, 2007, the Company had $29.1 million of accrued interest related to unrecognized tax benefits. The net decrease of approximately $0.7 million from the date of adoption resulted from the resolution of effectively settled tax issues in the current quarter.
Effective January 1, 2007, the Company adopted the provisions of the FASB’s Emerging Issues Task Force (“EITF”) Issue 06-5. This issue, titled “Accounting for the Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, clarified that the amount of the DAC receivable beyond one year generally must be discounted to present value under Accounting Principles Board

Opinion 21. The adoption of EITF Issue 06-05 did not have a material impact on the Company’s condensed consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact of SFAS 157 on the Company’s condensed consolidated financial statements.

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
Results of Operations
Consolidated income from continuing operations before income taxes increased $4.2 million, or 3.5%, and $41.5 million, or 12.8%, for the third quarter and first nine months of 2007, respectively, primarily due to increased premium levels in all segments. Also, contributing to these increases were improved mortality experience in the Canada segment partially offset by adverse mortality experience in the Europe and South Africa segment. Favorable foreign currency exchange fluctuations resulted in an increase to income from continuing operations before income taxes totaling approximately $5.3 million and $6.8 million for the third quarter and first nine months of 2007, respectively. Consolidated net premiums increased $151.7 million, or 14.1%, and $415.8 million, or 13.2%, during the third quarter and first nine months of 2007, respectively, due to growth in life reinsurance in force. Foreign currency fluctuations favorably affected net premiums by approximately $33.4 million and $67.7 million in the third quarter and first nine months of 2007, respectively, as compared to the same periods in 2006.
Consolidated investment income, net of related expenses, increased $7.1 million, or 3.9%, and $142.2 million, or 26.4%, during the third quarter and first nine months of 2007, respectively, primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income, a larger invested asset base, and a higher effective yield. Invested assets as of September 30, 2007 totaled $15.9 billion, a 12.4% increase over September 30, 2006. A portion of the increase in invested assets is related to the Company’s investment of the net proceeds from the issuance of senior notes in March 2007. The average yield earned on investments, excluding funds withheld, increased slightly from 5.79% in the third quarter of 2006 to 6.00% for the third quarter of 2007. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment and changes in the mix of the underlying investments and the timing of dividends and distributions on certain investments. Net investment related losses totaled $24.7 million for the first nine months of 2007 which includes $4.7 million in other-than-temporary write-downs on fixed maturity securities and a $10.5 million foreign currency translation loss related to the Company’s decision to sell its direct insurance operations in Argentina. The Company does not expect the ultimate sale of that subsidiary to generate a material financial impact. Investment income and a portion of investment related gains (losses) are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
Income before income taxes was negatively affected by a decrease, net of deferred acquisition costs, in the value of embedded derivatives associated with modified coinsurance arrangements due to the impact of widening credit spreads in the U.S. debt markets. The net effect on income before income taxes for the third quarter and first nine months of 2007 was a decrease of $13.8 million and $14.7 million, respectively.
The effective tax rate on a consolidated basis was 33.6% for the third quarter and 35.1% for the first nine months of 2007, compared to 35.7% and 35.0% for the comparable prior-year periods. The effective tax rates for the third quarter and first nine months of 2007 were affected by the application of FIN 48.
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
For the three months ended September 30, 2007 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$690,388	$1,555	$—	$691,943
Investment income, net of related expenses	89,221	28,870	(9)	118,082
Investment related losses, net	(5,457)	(5,409)	(2)	(10,868)
Change in value of embedded derivatives	—	(52,975)	—	(52,975)
Other revenues	242	11,095	7,205	18,542

Total revenues	774,394	(16,864)	7,194	764,724

Benefits and expenses:
Claims and other policy benefits	572,871	2,280	—	575,151
Interest credited	14,845	15,457	—	30,302
Policy acquisition costs and other insurance expenses	99,759	16,283	1,831	117,873
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	(39,163)	—	(39,163)
Other operating expenses	11,631	1,757	1,021	14,409

Total benefits and expenses	699,106	(3,386)	2,852	698,572

Income (loss) before income taxes	$75,288	$(13,478)	$4,342	$66,152

For the three months ended September 30, 2006 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$646,529	$1,559	$—	$648,088
Investment income, net of related expenses	76,900	48,473	(7)	125,366
Investment related gains (losses), net	200	(1,998)	4	(1,794)
Change in value of embedded derivatives	—	4,272	—	4,272
Other revenues	271	7,263	7,584	15,118

Total revenues	723,900	59,569	7,581	791,050

Benefits and expenses:
Claims and other policy benefits	514,259	1,069	3	515,331
Interest credited	12,337	30,824	—	43,161
Policy acquisition costs and other insurance expenses	109,213	17,644	2,392	129,249
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	2,886	—	2,886
Other operating expenses	12,334	1,869	1,418	15,621

Total benefits and expenses	648,143	54,292	3,813	706,248

Income before income taxes	$75,757	$5,277	$3,768	$84,802

For the nine months ended September 30, 2007 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$2,078,560	$4,779	$—	$2,083,339
Investment income, net of related expenses	261,300	214,141	110	475,551
Investment related losses, net	(10,292)	(7,336)	(9)	(17,637)
Change in value of embedded derivatives	—	(57,263)	—	(57,263)
Other revenues	648	28,209	18,940	47,797

Total revenues	2,330,216	182,530	19,041	2,531,787

Benefits and expenses:
Claims and other policy benefits	1,710,076	6,250	1	1,716,327
Interest credited	43,694	159,939	—	203,633
Policy acquisition costs and other insurance expenses	300,946	58,764	6,026	365,736
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	(42,601)	—	(42,601)
Other operating expenses	35,103	5,083	2,962	43,148

Total benefits and expenses	2,089,819	187,435	8,989	2,286,243

Income (loss) before income taxes	$240,397	$(4,905)	$10,052	$245,544

For the nine months ended September 30, 2006 (dollars in thousands)

	Traditional	Non-Traditional		Total
		Asset-	Financial	U.S.
		Intensive	Reinsurance	Operations

Revenues:
Net premiums	$1,920,667	$4,638	$—	$1,925,305
Investment income, net of related expenses	222,599	167,794	(162)	390,231
Investment related gains (losses), net	(3,535)	(7,842)	4	(11,373)
Change in value of embedded derivatives	—	(2,251)	—	(2,251)
Other revenues	227	14,460	22,390	37,077

Total revenues	2,139,958	176,799	22,232	2,338,989

Benefits and expenses:
Claims and other policy benefits	1,568,045	927	4	1,568,976
Interest credited	35,620	112,291	—	147,911
Policy acquisition costs and other insurance expenses	292,614	48,578	7,052	348,244
Change in deferred acquisition costs associated with change in value of embedded derivatives	—	(2,339)	—	(2,339)
Other operating expenses	31,192	5,058	3,874	40,124

Total benefits and expenses	1,927,471	164,515	10,930	2,102,916

Income before income taxes	$212,487	$12,284	$11,302	$236,073

Income before income taxes for the U.S. operations segment totaled $66.2 million and $245.5 million for the third quarter and first nine months of 2007, respectively, compared to $84.8 million and $236.1 million for the same periods in the prior year. Issue B36 of FAS 133 (described below in the Asset-Intensive sub-segment) had a significant impact on income in both the current quarter and first nine months of 2007, contributing a $13.8 million loss for the quarter and a $14.7 million loss for the year compared to income of $1.4 million and a loss of $0.1 million for the same periods in 2006, respectively. In addition, mortality experience was slightly less favorable in 2007 as compared to 2006 and investment related losses were higher in both the quarter and first nine months of

2007 compared to the prior year. Offsetting these negative income impacts was overall growth in total business in force as evidenced by the increase in premium both quarter over quarter and year over year.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the third quarter and first nine months of 2007, this sub-segment added new business production of $36.5 billion and $120.9 billion, measured by face amount of insurance in force, respectively, compared to $43.1 billion and $132.7 billion during the same periods in 2006. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth.
Income before income taxes for U.S. Traditional reinsurance decreased $0.5 million, or 0.6% quarter over quarter and increased $27.9 million, or 13.1% year over year. In the third quarter of 2007, this sub-segment experienced less favorable mortality than in the third quarter of 2006. In addition, investment related losses increased $5.7 million. Year-to-date stronger premiums and higher investment income were the primary contributors to the increase in net income, offset in part by higher mortality and higher investment related losses.
Net premiums for U.S. Traditional reinsurance totaled $690.4 million and $2,078.6 million for the third quarter and first nine months of 2007. Comparable prior-year numbers were $646.5 million and $1,920.7 million, respectively. The 8.2% increase in year to date net premiums was driven primarily by the growth of total U.S. business in force, which totaled just over $1.2 trillion of face amount as of September 30, 2007. This represents a 5.9% increase over the amount in force on September 30, 2006.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. During the third quarter of 2007, investment income in the sub-segment totaled $89.2 million, a 16.0% increase over the same period in the prior year. Year to date 2007, investment income grew 17.4% over the first nine months of 2006. This increase can be primarily attributed to growth in the invested asset base. Higher investment related losses both quarter over quarter and year over year are generally the result of the Company selling securities at lower book yields and reinvesting in higher book yielding securities. This strategy results in investment losses at the time of sale, but should generate higher future investment income.
Mortality experience for the third quarter and the first nine months of 2007, while unfavorable compared to the same prior-year periods, was within management expectations. The negative variance is mainly the result of the very favorable mortality experience seen in 2006 coupled with this sub-segment’s mix of yearly renewable term versus coinsurance business, which could cause the loss ratio to fluctuate from period to period. Claims and other policy benefits as a percentage of net premiums (loss ratios) were 83.0% for the third quarter and 82.3% for the first nine months of 2007. The loss ratios for the same prior-year periods were 79.5% and 81.6%, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense for the third quarter and first nine months of 2007 totaled $14.8 million and $43.7 million, respectively, compared to $12.3 million and $35.6 million for the same periods in 2006. The increase is primarily the result of one treaty in which the credited loan rate increased from 4.6% in 2006 to 5.6% in 2007 based on an increase in the related market index. A corresponding increase in investment income offset this additional expense.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.4% for the third quarter of 2007 and 14.5% for the first nine months of 2007. Comparable ratios for the third quarter and first nine months of 2006 were 16.9% and 15.2%, respectively. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses, as a percentage of net premiums were 1.7% for the third quarter of 2007 and year to date, compared to 1.9% and 1.6% for the third quarter and year to date respectively, in 2006. The expense ratio can fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term.
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
In accordance with the provisions of SFAS No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”), the Company recorded a change in value of embedded derivatives of $(53.0) million and $(57.3) million within revenues for the third quarter and first nine months of 2007, respectively, and $(39.2) million and $(42.6) million of related deferred acquisition costs. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. During the quarter, management estimates the weighted average asset credit spreads widened by approximately 0.30%. This was partially offset by a decrease in risk free interest rates (swap curve) of approximately 0.10%. These fluctuations have no impact on cash flows or interest spreads on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of Issue B36 and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of Issue B36 to be immaterial.
The Asset-Intensive sub-segment reported a loss before income taxes equal to $13.5 million for the third quarter of 2007 and $4.9 million year to date. Comparable figures for 2006 were income of $5.3 million and $12.3 million, respectively. Of the $18.8 million decrease quarter over quarter, Issue B36 contributed $15.2 million. The remaining $3.6 million can be primarily attributed to an increase in investment related losses. The year over year decrease in income before income taxes of $17.2 million includes $14.8 million of losses relating to Issue B36. The remaining $2.4 million is primarily the result of higher benefits due to an increase in benefit claims on a single premium universal life reinsurance treaty offset in part by an increase in mortality and expense fees earned on a new variable annuity treaty.
Revenues totaled $(16.9) million and $182.5 million for the third quarter and first nine months of 2007, respectively, resulting in a decrease of $76.4 million quarter over quarter and an increase of $5.7 million year over year. Issue B36 related revenues declined $57.2 million and $55.0 in the third quarter and first nine months of 2007 compared to same year prior periods. Excluding Issue B36, total revenues decreased $19.2 million for the quarter and increased $60.7 million for the year. This drop in revenue quarter over quarter can be primarily attributed to a 40.4% decline in investment income. A significant portion of this variance is the result of market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of equity indexed annuity products. This decrease is offset by a corresponding decrease in interest credited, with minimal impact on income before taxes. Year to date revenue growth can be attributed to higher mortality and expense charges earned on a variable annuity reinsurance treaty as well as an increase in investment income due to a growing asset base. The investment income growth is somewhat offset by the negative market value changes in funds withheld at interest mentioned above.
The average invested asset base supporting this sub-segment grew from $4.3 billion in the third quarter of 2006 to $4.8 billion for the third quarter of 2007. The growth in the asset base is primarily driven by new business written on one existing equity indexed annuity treaty. Invested assets outstanding as of September 30, 2007 were $4.8 billion, of which $3.5 billion were funds withheld at interest. Of the $3.5 billion of total funds withheld balance as of September 30, 2007, 91.1% of the balance is associated with one client.

Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, decreased $57.7 million from the third quarter of 2006 and increased $22.9 million year to date. Issue B36 related expenses decreased $42.0 million and $40.3 million in the third quarter and year to date; respectively, resulting in decreased expenses of $15.7 million for the third quarter and increased expenses of $63.2 million for the first nine months, respectively, excluding Issue B36. The majority of the change in benefits and expenses relates to interest credited expense, which declined $15.4 million and increased $47.6 million quarter over quarter and year over year, respectively. As mentioned above, a large part of this variance relates to market value changes in certain equity indexed annuity products and is offset in investment income. Also contributing to the increase in benefits and expenses year over year is an increase in benefit claims on a single premium universal life reinsurance treaty in the first quarter of 2007.
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
Income before income taxes increased $0.6 million in the third quarter and decreased $1.3 million for the first nine months of 2007 compared to the same periods in 2006. In 2006, both the domestic and a portion of various Asia Pacific financial reinsurance treaties were reflected in this segment. Beginning in 2007, the Asia Pacific-based treaties are included with the Company’s Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. The current quarter earnings benefited by $1.0 million due to a recapture associated with one large treaty.
At September 30, 2007 and 2006, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $0.5 billion and $1.8 billion respectively. This decrease is a result of the aforementioned change in reporting for Asia Pacific-based treaties and the recapture of one large treaty. The pre-tax statutory surplus amounts indicated include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Revenues:
Net premiums	$123,676	$103,316	$345,748	$294,838
Investment income, net of related expenses	31,057	27,578	89,852	78,881
Investment related gains, net	2,713	1,419	7,145	3,565
Other revenues	1	(452)	180	315

Total revenues	157,447	131,861	442,925	377,599

Benefits and expenses:
Claims and other policy benefits	106,416	95,854	303,231	280,382
Interest credited	170	211	541	623
Policy acquisition costs and other insurance expenses	23,118	18,146	62,937	51,735
Other operating expenses	4,945	4,188	14,182	11,892

Total benefits and expenses	134,649	118,399	380,891	344,632

Income before income taxes	$22,798	$13,462	$62,034	$32,967

Income before income taxes increased by $9.3 million or 69.4%, and $29.1 million or 88.2%, in the third quarter and first nine months of 2007, respectively. These increases were primarily the result of higher premium volume, favorable mortality experience in the current periods and an increase of $3.6 million in investment related gains for the first nine months. Strength in the Canadian dollar resulted in an increase to income before income taxes totaling approximately $1.9 million and $2.0 million during the third quarter and first nine months of 2007, respectively.
Net premiums increased by $20.4 million, or 19.7%, and $50.9 million or 17.3% in the third quarter and first nine months of 2007, respectively. The increase is primarily due to new business from new and existing treaties. In addition, an increase in premium from creditor treaties contributed $6.4 million and $19.7 million of the premium increase in the third quarter and first nine months of 2007, respectively. Creditor and group life and health premiums represented 18.0% and 14.4% of net premiums in the first nine months of 2007 and 2006, respectively. A stronger Canadian dollar resulted in an increase in net premiums of approximately $8.4 million and $9.5 million in the third quarter and first nine months of 2007, respectively, as compared to 2006. Premium levels are significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $3.5 million or 12.6%, and $11.0 million or 13.9% in the third quarter and first nine months of 2007, respectively. A stronger Canadian dollar resulted in an increase in net investment income of approximately $2.2 million and $2.5 million in the third quarter and first nine months of 2007, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 86.0% and 87.7% in the third quarter and first nine months of 2007, respectively, compared to 92.8% and 95.1% in the comparable prior-year periods. During 2006 and 2005, the Company entered into three significant creditor reinsurance treaties. The loss ratios on this type of business are normally lower than traditional reinsurance, however, allowances are normally higher as a percentage of premiums. Excluding creditor business, the loss ratios for this segment were 96.2% and 97.1% in the third quarter and first nine months of 2007, respectively, compared to 100.4% and 102.6% in the comparable prior-year periods. The lower loss ratios in 2007 are primarily due to favorable mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in-force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 68.8% and 69.6% in the third quarter and first nine months of 2007, respectively, compared to 73.2% and 75.0% in the comparable prior-year periods. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 18.7% and 18.2% in the third quarter and first nine months of 2007, respectively, compared to 17.6% and 17.5% in the comparable prior-year periods. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 11.1% and 11.6% in the third quarter and first nine months of 2007, respectively, compared to 12.0% and 12.6% in the comparable prior-year periods. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $0.8 million, or 18.1%, and $2.3 million, or 19.3%, in the third quarter and first nine months of 2007, respectively. Other operating expenses as a percentage of net premiums totaled 4.0% and 4.1% in the third quarter and first nine months of 2007, respectively, compared to 4.1% and 4.0% in the comparable prior-year periods.
EUROPE & SOUTH AFRICA OPERATIONS
The Europe & South Africa segment has operations in Germany, France, India, Italy, Mexico, Poland, Spain, South Africa and the United Kingdom (“UK”). The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Revenues:
Net premiums	$170,774	$145,769	$503,366	$436,993
Investment income, net of related expenses	5,569	4,210	18,446	11,475
Investment related losses, net	(863)	(91)	(1,717)	(238)
Other revenues	(43)	206	61	119

Total revenues	175,437	150,094	520,156	448,349

Benefits and expenses:
Claims and other policy benefits	127,281	101,492	370,263	308,172
Interest credited	3	133	1,019	479
Policy acquisition costs and other insurance expenses	22,592	28,110	65,781	69,188
Other operating expenses	13,872	11,546	38,434	29,631

Total benefits and expenses	163,748	141,281	475,497	407,470

Income before income taxes	$11,689	$8,813	$44,659	$40,879

Income before income taxes was $11.7 million in the third quarter of 2007 as compared to $8.8 million for the third quarter of 2006, and $44.7 million for the first nine months of 2006. The increase for the third quarter was primarily due to an increase in the volume of premiums over the prior year partially offset by adverse mortality experience for the third quarter of 2007 compared to the prior year. The nine month increase in 2007 over 2006 was due to growth in net premiums and investment income which was partially offset by adverse mortality experience and an increase in the investment related losses for the first nine months of 2007 compared to 2006. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $1.4 million and $1.8 million for the third quarter and first nine months of 2007, respectively.
Europe & South Africa net premiums increased $25.0 million, or 17.2%, in the third quarter compared to the same period in 2006, and increased $66.4 million or 15.2% during the nine months ended September 30, 2007 compared to the same period in 2006. This increase was primarily the result of new business from both existing and new treaties. During the third quarter and for the first nine months of 2007, several foreign currencies, particularly the British pound and the euro strengthened against the U.S. dollar and increased net premiums by approximately $11.4 million and $30.6 million for the third quarter and first nine months of 2007, respectively, over the prior year. A significant portion of the net premiums was due to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from policies including this coverage totaled $59.6 million and $174.5 million during the third quarter and first nine months of 2007, respectively, compared to $54.5 million and $156.1 million in the comparable prior-year periods. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Investment income increased $1.4 million for the third quarter compared to the same period in 2006 and increased $7.0 million for the nine months ended September 30, 2007 compared to the same period in 2006. These increases were primarily due to an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios were 74.5% and 69.6% for the third quarter of 2007 and 2006, respectively, and 73.6% and 70.5% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase in loss ratios is due primarily to favorable claims experience in the UK during 2006. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.2% in the third quarter of 2007 compared to 19.3% in the third quarter of 2006, and 13.1% for the nine months ended September 30, 2007 compared to 15.8% for the nine months ended September 30, 2006. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased to 8.1% of net premiums in the current quarter, and 7.6% of net premiums for the nine months ended September 30, 2007, up from 7.9% and 6.8% in the comparable prior-year periods. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into Central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Revenues:
Net premiums	$240,476	$178,550	$626,285	$486,615
Investment income, net of related expenses	9,134	7,036	26,407	20,354
Investment related losses, net	(367)	(46)	(937)	(123)
Other revenues	2,105	1,243	6,515	4,734

Total revenues	251,348	186,783	658,270	511,580

Benefits and expenses:
Claims and other policy benefits	197,827	134,177	499,974	376,399
Policy acquisition costs and other insurance expenses	22,833	20,658	75,620	70,230
Other operating expenses	13,448	11,570	39,495	30,234

Total benefits and expenses	234,108	166,405	615,089	476,863

Income before income taxes	$17,240	$20,378	$43,181	$34,717

Income before income taxes decreased by $3.1 million in the third quarter of 2007 and increased by $8.5 million for the nine months ended September 30, 2007, as compared to the same periods in 2006. Very favorable mortality in the third quarter of 2006 led to a challenging comparison to the current quarter, which also experienced modestly favorable mortality experience. Favorable results from operations throughout the segment, primarily due to increased net premiums, contributed to the increase in income before income taxes for the first nine months of 2007 compared to the same period in 2006. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $1.5 million and $2.4 million for the third quarter and first nine months of 2007, respectively.
Net premiums grew $61.9 million, or 34.7%, during the current quarter, and $139.7 million, or 28.7%, for the nine months ended September 30, 2007, as compared to the same periods in 2006. This premium growth was primarily the result of increases in the volume of business in Australia, Japan and Korea. Premiums in Australia increased by $13.2 million in the third quarter of 2007, and $42.8 million for the nine months ended September 30, 2007, as compared to the same periods in 2006. Premiums in Japan increased by $8.8 million in the third quarter of 2007, and $51.5 million for the nine months ended September 30, 2007 as compared to the same periods in 2006. Premiums in Korea increased by $22.5 million in the third quarter of 2007, and $27.0 million for the nine months ended September 30, 2007 as compared to the same periods in 2006. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
A portion of the net premiums for the segment in each period presented represents reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $35.0 million and $90.9 million during the third quarter and first nine months of 2007, respectively, compared to $12.6 million and $47.4 million during the third quarter and first nine months of 2006, respectively. Foreign currencies in certain significant markets, particularly the Australian and New Zealand dollars, have strengthened against the U.S. dollar during the first nine months of 2007. The overall effect of changes in local Asia Pacific segment currencies was an increase in net premiums of approximately $13.6 million and $27.6 million for the third quarter and first nine months of 2007, respectively.
Net investment income increased $2.1 million in the current quarter compared to the prior-year quarter, and $6.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. This increase was primarily due to growth in the invested assets in Australia. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $0.9 million for the third quarter of 2007, as compared to the same period in 2006, and increased by $1.8 million for the nine months ended September 30, 2007, as compared to the same period in 2006. The primary source of other revenues in 2007 and 2006 has been fees from financial reinsurance treaties. Prior to 2007, a portion of the fee income generated by certain Asia Pacific financial reinsurance treaties was reflected in the U.S. financial reinsurance segment. Beginning in 2007, all of the fee income from the Asia Pacific-based financial reinsurance treaties is included within the Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel.
Loss ratios were 82.3% and 75.1% for the third quarter of 2007 and 2006, respectively, and 79.8% and 77.4% for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increased loss ratio for the third quarter of 2007 was largely due to more favorable mortality experience in 2006. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 9.5% during the third quarter of 2007, as compared to 11.6% for the third quarter of 2006. Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.1% during the nine months ended September 30, 2007, as compared to 14.4% for the nine months ended September 30, 2006. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses decreased to 5.6% of net premiums in the third quarter of 2007, as compared to 6.5% for the third quarter of 2006. Operating expenses were 6.3% of net premiums for the nine months ended September 30, 2007 and 6.2% in the comparable prior-year period. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006

Revenues:
Net premiums	$1,038	$468	$2,265	$1,485
Investment income, net of related expenses	26,616	19,167	70,847	37,962
Investment related gains (losses), net	247	387	(11,568)	3,362
Other revenues	1,484	2,673	7,084	4,790

Total revenues	29,385	22,695	68,628	47,599

Benefits and expenses:
Claims and other policy benefits	189	54	217	(977)
Interest credited	—	77	—	830
Policy acquisition costs and other insurance expenses	(8,172)	(7,432)	(27,395)	(26,162)
Other operating expenses	10,610	11,643	34,066	35,044
Interest expense	9,860	15,103	53,545	46,884
Collateral finance facility expense	13,047	13,136	38,940	13,413

Total benefits and expenses	25,534	32,581	99,373	69,032

Income (loss) before income taxes	$3,851	$(9,886)	$(30,745)	$(21,433)

Income before income taxes was $3.9 million for the three months ended September 30, 2007, compared to a loss before income taxes of $9.9 million in the comparable prior-year period. The loss before income taxes increased $9.3 million for the first nine months of 2007 compared to the prior year. The increase in income before taxes for the third quarter is primarily due to lower interest expense combined with additional investment income, while the increase in the loss before income taxes for the first nine months is primarily due to an increase in investment related losses. The decrease in interest expense for the third quarter is due to the reversal of $9.4 million in accrued interest expense associated with certain tax positions, which were favorably resolved during the quarter, as required under FIN 48. The increase in investment income for the third quarter is largely due to the investment of the proceeds from the issuance of $300 million in senior notes in March 2007. Contributing to the increase in investment income in the first nine months of 2007 is the impact of the Company’s investment of the proceeds from its collateral finance facility in June 2006, which is largely offset by the recognition of collateral finance facility expense. Investment income and investment related gains are the result of an allocation to other segments based upon average assets and related capital levels deemed appropriate to support their business volumes. The increase in investment related losses for the first nine months of 2007 is primarily due to the recognition of a $10.5 million currency translation loss in the first quarter related to the Company’s decision to sell its direct insurance operations in Argentina. The increase in interest expense for the nine months is largely related to the issuance of the aforementioned $300 million senior notes.
Discontinued Operations
The discontinued accident and health operations reported a loss, net of taxes, of $4.3 million for the third quarter of 2007 compared to a loss, net of taxes, of $1.5 million for the third quarter of 2006. During the third quarter of 2007, the Company commuted approximately $24.9 million of its obligations associated with its discontinued accident and health operations contributing $3.0 million to the loss for the period. As of September 30, 2007 amounts in dispute or subject to audit exceed the Company’s reserves by approximately $18.6 million. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively.

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
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended September 30, 2007 and 2006 were $601.1 million and $490.5 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $110.6 million net increase in operating cash flows for the nine months of 2007 compared to the same period in 2006 was primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, acquisition costs, income taxes and other operating expenses. Cash from premiums and investment income increased $415.0 million and $130.3 million, respectively, and was offset by higher operating cash outlays of $434.7 million for the current nine month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and could be sold if necessary to meet the Company’s short- and long-term obligations.
Net cash used in investing activities was $543.5 million and $1,167.1 million in the first nine months of 2007 and the comparable prior-year period, respectively. This decrease is largely related to the investment of the net proceeds from the Company’s collateral finance facility in 2006 partially offset by the investment of the net proceeds from the Company’s issuance of senior notes in 2007. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash provided by financing activities was $226.6 million and $793.3 million in the first nine months of 2007 and 2006, respectively. This change was due primarily to net proceeds from the Company’s collateral finance facility in 2006 partially offset by $100.0 million principal payments on debt in the same year. Net cash provided by financing activities in 2007 includes $295.3 million of the net proceeds from the Company’s issuance of senior notes in March 2007, partially offset by a $78.9 million decrease in the net borrowings under revolving credit agreements. Also contributing to the decline was a decrease in excess deposits on universal life and other investment type policies and contracts of $49.7 million.
Debt and Preferred Securities
As of September 30, 2007, the Company had $926.7 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
On September 24, 2007 the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the new facility. Interest on borrowings is based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the agreement. Fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. As of September 30, 2007, the Company had no cash borrowings outstanding and $305.0 million in issued, but undrawn, letters of credit under this new facility. The credit agreement is unsecured but contains affirmative, negative and financial covenants customary for financings of this type. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2008, with an outstanding balance of $30.7 million as of September 30, 2007, and an A$50.0 million Australian credit facility that expires in June 2011, with no outstanding balance as of September 30, 2007.
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
As of September 30, 2007, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.37%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $604.8 million and $300.7 million at September 30, 2007 and December 31, 2006, respectively. The increase in the Company’s liquidity position from December 31, 2006 is primarily due to the timing of third quarter investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities to increase the Company’s earned yield on invested assets. These transactions are reported as securitized lending obligations within other liabilities. There were $62.6 million of these agreements outstanding at September 30, 2007 and there were no agreements outstanding at December 31, 2006.
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
Investments
The Company had total cash and invested assets of $16.3 billion and $14.8 billion at September 30, 2007 and December 31, 2006, respectively. All investments made by RGA and its subsidiaries conform to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the boards of directors of the various operating companies periodically review the investment portfolios of their respective subsidiaries. RGA’s board of directors also receives reports on material investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s earned yield on invested assets, excluding funds withheld, was 6.00% in the third quarter of 2007, compared with 5.79% for the third quarter of 2006. See “Note 4 — Investments” in the Notes to Consolidated Financial Statements of the 2006 Annual Report for additional information regarding the Company’s investments.
The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of September 30, 2007, approximately 97.2% of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 54.8% of fixed maturity securities as of September 30, 2007 and had an average Standard and Poor’s (“S&P”) rating of “A”. The Company owns floating rate securities that represent approximately 19.0% of the total fixed maturity securities at September 30, 2007. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility.
Within the fixed maturity security portfolio, the Company holds approximately $463.9 million in asset-backed securities at September 30, 2007, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace. As of September 30, 2007, the Company held investments in securities with subprime mortgage exposure with an amortized cost totaling $270.4 million and an estimated fair value of $255.0 million. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with a weighted average S&P credit rating of “AA”. Additionally, the Company has largely avoided investing in securities originated in the second half of 2005 and beyond, which management believes was a period of lessened underwriting quality. The majority of the Company’s holdings are originations from 2005 and prior periods. In light of the high credit quality of the portfolio, the Company does not expect to realize any material losses despite the recent increase in default rates and market concern over future performance of this asset class. The following table presents a summary of the securities by rating (dollars in thousands):

S&P Rating	Amortized Cost	Fair Value	% of Fair Value
AAA	$117,789	$115,212	45.3%
AA	110,002	102,557	40.2%
A	41,430	36,075	14.1%
BBB	1,215	1,121	0.4%

Total	$270,436	$254,965	100.0%

The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $4.7 million in other-than-temporary write-downs on fixed maturity securities for the nine months ending September 30, 2007. The Company recorded $1.1 million in other-than-temporary write-downs on fixed maturity securities for the nine months ending September 30, 2006. During the nine months ended September 30, 2007, the Company sold fixed maturity securities and equity securities with a fair value of $910.1 million, which were below amortized cost, at a loss of $32.1 million. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
The following table presents the total gross unrealized losses for 1,302 fixed maturity securities and equity securities as of September 30, 2007, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	At September 30, 2007
	Gross Unrealized
	Losses	% of Total
Less than 20%	$164,044	94.9%
20% or more for less than six months	8,830	5.1%
20% or more for six months or greater	—	—

Total	$172,874	100.0%

While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment.
The following tables present the estimated fair values and gross unrealized losses for the 1,302 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2007. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of September 30, 2007
	Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated Fair	Unrealized	Estimated Fair	Unrealized	Estimated Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Investment grade securities:
Commercial and industrial	$647,958	$22,218	$346,806	$14,616	$994,764	$36,834
Public utilities	263,391	8,341	98,250	5,937	361,641	14,278
Asset-backed securities	335,899	13,580	58,127	3,625	394,026	17,205
Canadian and Canadian provincial governments	237,113	13,273	—	—	237,113	13,273
Mortgage-backed securities	993,463	16,379	402,377	9,993	1,395,840	26,372
Finance	1,068,813	38,418	97,160	3,761	1,165,973	42,179
U.S. government and agencies	—	—	695	7	695	7
State and political subdivisions	29,924	672	17,258	564	47,182	1,236
Foreign governments	195,966	5,045	—	—	195,966	5,045

Investment grade securities	3,772,527	117,926	1,020,673	38,503	4,793,200	156,429

Non-investment grade securities:
Commercial and industrial	74,954	3,045	31,987	1,418	106,941	4,463
Finance	9,141	1,393	—	—	9,141	1,393
Public utilities	22,049	529	1,531	36	23,580	565

Non-investment grade securities	106,144	4,967	33,518	1,454	139,662	6,421

Total fixed maturity securities	$3,878,671	$122,893	$1,054,191	$39,957	$4,932,862	$162,850

Equity securities	$104,895	$8,486	$15,211	$1,538	$120,106	$10,024

The Company believes that the analysis of each security whose price has been below market for twelve months or longer indicates that the financial strength, liquidity, leverage, future outlook and/or recent management actions support the view that the security was not other-than temporarily impaired as of September 30, 2007. The unrealized losses are primarily a result of changes in interest rates and credit spreads and the long-dated maturities of the securities.
The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. All mortgage loans are performing and no valuation allowance has been established as of September 30, 2007.
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
Funds withheld at interest comprised approximately 28.5% and 27.9% of the Company’s cash and invested assets as of September 30, 2007 and December 31, 2006, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity indexed annuity products. The market value changes associated with these investments has caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had a minimum A.M. Best rating of “A”.
Other invested assets represented approximately 1.7% and 1.5% of the Company’s cash and invested assets as of September 30, 2007 and December 31, 2006, respectively. Other invested assets include common stock, preferred stocks, restricted cash and cash equivalents and limited partnership interests. The Company did not record an other-than-temporary write-down on its investments in limited partnerships in the first nine months of 2007. The Company recorded other-than-temporary writedowns of $3.1 million on its investments in limited partnerships in the nine months ended September 30, 2006.
Contractual Obligations
Future policy benefits and other policy claims and benefits increased since December 31, 2006 by $3,459.7 million and $223.6 million, respectively, to $26,102.2 million and $2,050.4 million at September 30, 2007, respectively. The Company’s commitment to fund limited partnerships has increased since December 31, 2006 by $78.0 million to $110.7 million at September 30, 2007. Additionally, the Company’s obligation for long-term debt, including interest, increased primarily due to the March 2007 issuance of senior notes as previously discussed. There were no other material changes in the Company’s contractual obligations from that reported in the 2006 Annual Report.
Mortality Risk Management
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $6.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $6.0 million per individual policy. In total, there are 46 such cases of over-retained policies, for amounts averaging $2.7 million over the Company’s normal retention limit. The largest amount over retained on any one life is $12.1 million. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2007, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $10 million in claims, the Program covers the next $40 million in claims, and the Company retains all claims in excess of $50 million. The Program covers reinsurance programs world-wide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program excludes losses from earthquakes occurring in California. The Program is insured by nine insurance companies and Lloyd’s Syndicates, with no single entity providing more than $10 million of coverage.
Counterparty Risk
In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. Should a counterparty not be able to fulfill its obligation to the Company under a reinsurance agreement, the impact could be material to the Company’s financial condition and results of operations.
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance Company (“RGA Reinsurance”), RGA Reinsurance Company (Barbados) Ltd., or RGA Americas Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2007, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2007 from that disclosed in the 2006 Annual Report.
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
As a result of implementation of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million. The Company reclassified, at adoption, $9.1 million of current tax liabilities to the liability for unrecognized tax benefits. The Company also reclassified, at adoption, $169.9 million of deferred income tax liabilities to the liability for unrecognized tax benefits for tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate if recognized was $26.4 million. The Company also had $29.8 million of accrued interest, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various state and non U.S. jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for years before 2003.
As of September 30, 2007, the Company’s total amount of unrecognized tax benefits was $196.3 million, which is unchanged from the amount recorded as of the date of adoption. The total amount of unrecognized tax benefit included that would affect the effective tax rate, if recognized, was approximately $25.7 million, a decrease of approximately $0.7 million from the amount recorded as of the date of adoption. The net decrease was primarily due to tax issues that were effectively settled in the current quarter. As a result of these settlements, items within the liability for unrecognized tax benefits were reclassified to current and deferred taxes, as applicable.
A reconciliation of the beginning and ending amount of unrecognized tax benefits and unrecognized tax benefits that, if recognized, would affect the effective tax rate, for the nine months ended September 30, 2007 is as follows:

		Unrecognized Tax Benefits That,
	Total Unrecognized	If Recognized Would Affect the
(dollars in millions)	Tax Benefits	Effective Tax Rate

Balance at January 1, 2007 (date of adoption)	$196.3	$26.4
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(5.8)	(6.5)
Additions for tax positions of current year	5.8	5.8
Reductions for tax positions of current year	—	—
Settlements with tax authorities	—	—

Balance at September 30, 2007	$196.3	$25.7

During the three months and nine months ended September 30, 2007, the Company recognized a decrease of $9.4 million and $0.7 million, respectively, in interest expense. As of September 30, 2007, the Company had $29.1 million of accrued interest related to unrecognized tax benefits. The net decrease of approximately $0.7 million from the date of adoption resulted from the resolution of effectively settled tax issues in the current quarter.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company is currently evaluating the impact of SFAS 157 on the Company’s condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is currently a party to three arbitrations that involve its discontinued accident and health business, including personal accident business (which includes London market excess of loss business) and workers’ compensation carve-out business. The Company is also party to a threatened arbitration related to its life reinsurance business. As of September 30, 2007, the parties involved in these actions have raised claims, or established reserves that may result in claims, in the amount of $24.3 million, which is $23.5 million in excess of the amounts held in reserve by the Company. The Company generally has little information regarding any reserves established by the ceding companies, and must rely on management estimates to establish policy claim liabilities. It is possible that any such reserves could be increased in the future. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 20, “Discontinued Operations” in the Company’s consolidated financial statements accompanying the 2006 Annual Report for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular quarter or year.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2006 Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of September 30, 2007, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
By:	/s/ A. Greig Woodring November 2, 2007
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay November 2, 2007
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2	Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

10.1	Credit Agreement, dated as of September 24, 2007, by and among Reinsurance Group of America, Incorporated and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 24, 2007 (File No. 1-11848), filed September 27, 2007.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.