Form 10-K
period 2007-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2008-02-28
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2007

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2007, as reported on the New York Stock Exchange was approximately $1.8 billion.
As of January 31, 2008, Registrant had outstanding 62,047,409 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement in connection with the 2008 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED
Form 10-K
YEAR ENDED DECEMBER 31, 2007

Item 1. BUSINESS
A. Overview
     Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. As of December 31, 2007, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned approximately 52.0% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company.
     The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”), RGA Reinsurance UK Limited (“RGA UK”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”) as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the “Company”).
     The Company is primarily engaged in traditional individual life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. The Company’s more established operations in the U.S. and Canada contributed approximately 68.5% of its consolidated net premiums during 2007. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom (“UK”). RGA is considered to be one of the leading life reinsurers in the North American market based on premiums and the amount of life reinsurance in force. As of December 31, 2007, the Company had approximately $2.1 trillion of life reinsurance in force and $21.6 billion in consolidated assets.
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
     Life reinsurance primarily refers to reinsurance of individual or group-issued term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and last survivor insurance policies. Asset-intensive reinsurance primarily refers to reinsurance of annuities and corporate-owned life insurance. Critical illness reinsurance provides a benefit in the event of the diagnosis of a pre-defined critical illness. Financial reinsurance primarily involves assisting ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies’ financial strength and regulatory surplus position. Financial reinsurance transactions do not qualify as reinsurance under accounting principles generally accepted in the United States of America (“GAAP”). Due to the low risk nature of financial reinsurance transactions they are reported based on deposit accounting guidelines. Ceding companies typically contract with more than one reinsurance company to reinsure their business.
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
     Facultative and automatic reinsurance may be written as yearly renewable term, coinsurance, or modified coinsurance. Under a yearly renewable term treaty, the reinsurer assumes only the mortality or morbidity risk. Under a coinsurance arrangement, depending upon the terms of the contract, the reinsurer may share in the risk of loss due to mortality or morbidity, lapses, and the investment risk, if any, inherent in the underlying policy. Modified coinsurance and coinsurance with funds withheld differs from coinsurance in that the assets supporting the reserves are retained by the ceding company while the risk is transferred to the reinsurer.
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
     Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. As of December 31, 2007, the Company held securities in trust for this purpose with amortized costs of $1,085.9 million and $1,369.3 million for the benefit of certain subsidiaries and third-party reinsurance treaties, respectively. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA were ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial have been deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2007, the Company held assets in trust of $898.7 million for this purpose, which is not included above. In addition, the Company held $49.9 million in custody as of December 31, 2007. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.
     Some treaties give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for statutory reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels. As of December 31, 2007, the Company had approximately $572.9 million in statutory reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.

B. Corporate Structure
     RGA is an insurance holding company, the principal assets of which consist of the common stock of Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Barbados, RGA Americas, RGA Canada, RGA UK and RGA Atlantic as well as investments in several other wholly-owned subsidiaries. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings and borrowings. RCM’s primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by the Company’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.
     The Company has five main geographic-based operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of the Company’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
Intercorporate Relationships
     General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost of these services for the years ended December 31, 2007, 2006 and 2005 was approximately $2.8 million, $2.4 million and $1.7 million, respectively, included in other expenses. Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.
     RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2007, 2006 and 2005 of approximately $0.6 million, $0.7 million and $1.6 million, respectively.
     The Company also has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2007, the Company had reinsurance-related assets, excluding investments allocated to support the business, and liabilities from these agreements totaling $105.9 million and $277.6 million, respectively. Prior year comparable assets and liabilities were $114.6 million and $306.7 million, respectively. Additionally, the Company reflected net premiums from these agreements of approximately $250.9 million, $227.8 million, and $226.7 million in 2007, 2006, and 2005, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income (loss), excluding investment income allocated to support the business, was approximately $16.0 million, $10.9 million, and $(11.3) million in 2007, 2006, and 2005, respectively.
Ratings
     Insurer financial strength ratings, sometimes referred to as claims paying ratings, represent the opinions of rating agencies regarding the financial ability of an insurance company to meet its obligations under an insurance policy. Credit ratings represent the opinions of rating agencies regarding an entity’s ability to repay its indebtedness. The Company’s insurer financial strength ratings and credit ratings as of the date of this filing, which are unchanged from the prior year, are listed in the table below for each rating agency that meets with the Company’s management on a regular basis:

	A.M. Best	Moody’s Investors	Standard &
	Company (1)	Service (2)	Poor’s (3)
Insurer Financial Strength Ratings
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company	Not Rated	Not Rated	AA-
Credit Ratings
Reinsurance Group of America, Incorporated Senior Unsecured	a-	Baa1	A-
Junior Subordinated Debentures	bbb	Baa3	BBB-
RGA Capital Trust I (Preferred Securities)	bbb+	Baa2	BBB
Timberlake Financial Floating Rate Insured Notes	Not Rated	Aaa	AAA

(1)	An A.M. Best Company (“A.M. Best”) insurer financial strength rating of “A+ (superior)” is the second highest out of fifteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing obligations to policyholders. Financial strength ratings range from “A++ (superior)” to “F (in liquidation)”.

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
Regulation
     RGA Reinsurance, Parkway Reinsurance Company (“Parkway Re”) and RCM; Timberlake Reinsurance Company II (“Timberlake Re”); RGA Canada; General American Argentina Seguros de Vida, S.A. (“GA Argentina”); RGA Barbados, RGA Americas, RGA Atlantic and RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”); RGA Global Reinsurance Company, Ltd.; RGA Australia; RGA International Reinsurance Company (“RGA International”); RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”); and RGA UK are regulated by authorities in Missouri, South Carolina, Canada, Argentina, Barbados, Bermuda, Australia, Ireland, South Africa, and the United Kingdom, respectively. RGA Reinsurance is also subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and type of investments that insurance companies may hold.
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
     The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the U.S. for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the U.S.
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
     RGA Reinsurance, Parkway Re and RCM prepare statutory financial statements in conformity with accounting practices prescribed or permitted by the State of Missouri. Timberlake Re prepares statutory financial statements in conformity with accounting practices prescribed or permitted by the State of South Carolina. Both states require domestic insurance companies to prepare their statutory financial statements in accordance with the NAIC Accounting Practices and Procedures manual subject to any deviations prescribed or permitted by each state’s insurance commissioner. The Company’s non-U.S. subsidiaries are subject to the regulations and reporting requirements of their respective countries of domicile.
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
     Insurance Holding Company Regulations
     RGA is subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the Missouri Department of Insurance, Financial Institutions and Professional Registration (“Missouri DIFP”), certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the Missouri DIFP of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
     Under Missouri insurance laws and regulations, unless (i) certain filings are made with the Missouri DIFP, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Director of the Missouri DIFP, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.
     In addition to RGA, the Company owns several international holding companies. These international holding companies are subject to various regulations in their respective jurisdictions.
     Restrictions on Dividends and Distributions
     Current Missouri law, applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the Missouri DIFP. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2008 are approximately $118.4 million and $118.4 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. The Missouri DIFP allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. RCM’s allowable dividends for 2008 are not affected by this provision. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
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
     Missouri insurance laws and regulations also require that the statutory surplus of RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Director of the Missouri DIFP may call for a rescission of the payment of a dividend or distribution by RGA Reinsurance or RCM that would cause its statutory surplus to be inadequate under the standards of the Missouri insurance regulations.
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
     Default or Liquidation
     In the event of a default on any debt that may be incurred by RGA or the bankruptcy, liquidation, or other reorganization of RGA, the creditors and stockholders of RGA will have no right to proceed against the assets of RCM, RGA Reinsurance, RGA Canada, Parkway Re, Timberlake Re, or other insurance or reinsurance company subsidiaries of RGA. If RCM, Parkway Re or RGA Reinsurance were to be liquidated, such liquidation would be conducted by the Director of the Missouri DIFP as the receiver with respect to such insurance company’s property and business. If RGA Canada were to be liquidated, such liquidation would be conducted pursuant to the general laws relating to the winding-up of Canadian federal companies as well as regulatory approvals/regulations. If Timberlake Re were to be liquidated, such liquidation would be conducted by the South Carolina Director of Insurance as receiver with respect to such insurance company’s property and business. In each case, all creditors of such insurance company, including, without limitation, holders of its reinsurance agreements and, if applicable, the various state guaranty associations, would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions made to it prior to commencement of the liquidation proceedings, and, if the subsidiary was insolvent at the time of the distribution, shareholders of RGA might likewise be required to refund dividends subsequently paid to them.
     In addition to RCM, RGA Canada, Parkway Re and RGA Reinsurance, RGA has an interest in licensed insurance subsidiaries in Bermuda, Australia, Argentina, Barbados, Ireland, South Africa, and the United Kingdom. In the event of default or liquidation, the rules and regulations of the appropriate governing body in the country of incorporation would be followed.
     Federal Regulation
     Discussions continue in the Congress of the United States concerning the future of the McCarran-Ferguson Act, which exempts the “business of insurance” from most federal laws, including anti-trust laws, to the extent such business is subject to state regulation. Judicial decisions narrowing the definition of what constitutes the “business of insurance” and repeal or modification of the McCarran-Ferguson Act may limit the ability of the Company, and RGA Reinsurance in particular, to share information with respect to matters such as rate setting, underwriting, and claims management. Likewise, discussions continue in the Congress of the United States concerning potential future regulation of insurance and reinsurance at the Federal level. It is not possible to predict the effect of such decisions or changes in the law on the operation of the Company.
Underwriting
     Facultative. The Company has developed underwriting guidelines, policies, and procedures with the objective of controlling the quality of business written as well as its pricing. The Company’s underwriting process emphasizes close collaboration between its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology. These policies, procedures, and standards are documented in an electronic underwriting manual made available to all the Company’s underwriters. The Company regularly performs both internal and external reviews of its underwriters and underwriting process.
     The Company’s management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Company’s medical directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a difficult underwriting/mortality assessment. To assist its underwriters in making these assessments, the Company employs nine full-time medical directors as well as 16 medical consultants.
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
Employees
     As of December 31, 2007, the Company had 1,066 employees located in the United States, Canada, Argentina, Mexico, Hong Kong, South Korea, Australia, China, Japan, Taiwan, South Africa, Spain, Poland, France, Germany, Italy, Ireland, India and the United Kingdom. None of these employees are represented by a labor union. The Company believes that employee relations at RGA and all of its subsidiaries are good.
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
     The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Gross Premiums:
U.S.	$3,073.8	57.2	$2,838.2	59.9	$2,652.2	62.8
Canada	675.7	12.6	556.8	11.8	406.3	9.6
Europe & South Africa	719.6	13.4	630.0	13.3	591.1	14.0
Asia Pacific	898.2	16.7	708.6	15.0	569.8	13.5
Corporate and Other	3.7	0.1	2.0	—	2.5	0.1

Total	$5,371.0	100.0	$4,735.6	100.0	$4,221.9	100.0

Net Premiums:
U.S.	$2,874.8	58.6	$2,653.5	61.1	$2,433.6	62.9
Canada	487.1	9.9	429.4	9.9	343.1	8.9
Europe & South Africa	678.6	13.8	587.9	13.5	552.7	14.3
Asia Pacific	864.5	17.6	673.2	15.5	534.9	13.8
Corporate and Other	4.0	0.1	2.0	—	2.5	0.1

Total	$4,909.0	100.0	$4,346.0	100.0	$3,866.8	100.0

     The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the indicated periods. (The term “in force” refers to insurance policy face amounts or net amounts at risk.)
Reinsurance Business In Force by Segment
(in billions)

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
U.S.	$1,232.3	58.1	$1,159.8	59.7	$1,083.7	63.3
Canada	217.7	10.3	155.4	8.0	127.4	7.4
Europe & South Africa	380.4	17.9	345.1	17.8	280.1	16.3
Asia Pacific	289.5	13.7	281.1	14.5	222.0	13.0

Total	$2,119.9	100.0	$1,941.4	100.0	$1,713.2	100.0

     Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $123.9 billion, $146.4 billion, and $110.1 billion were released in 2007, 2006, and 2005, respectively.
     The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term “volume” refers to insurance policy face amounts or net amounts at risk.)
New Business Volume by Segment
(in billions)

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
U.S.	$164.2	54.3	$172.1	45.9	$186.7	51.2
Canada	46.8	15.5	39.8	10.6	32.2	8.8
Europe & South Africa	61.3	20.3	105.1	28.1	110.7	30.4
Asia Pacific	30.1	9.9	57.6	15.4	34.8	9.6

Total	$302.4	100.0	$374.6	100.0	$364.4	100.0

     Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 17 — “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. Operations
     The U.S. operations represented 58.6%, 61.1% and 62.9% of the Company’s net premiums in 2007, 2006 and 2005, respectively. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. life insurance companies.
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
     The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2007, 2006, and 2005, approximately 19.9%, 20.0%, and 20.0%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.
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
     In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of December 31, 2007, interest-sensitive contract reserves of $1.1 billion and policy loans of $1.1 billion associated with this business are included on the Company’s consolidated balance sheet.
Asset-Intensive Reinsurance
     Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities. As of December 31, 2007, reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $5.5 billion.
     Annuities are normally limited by the size of the deposit from any single depositor. The Company also reinsures certain variable annuity products that contain guaranteed minimum death or living benefits. Corporate-owned life insurance normally involves a large number of insureds associated with each deposit, and the Company’s underwriting guidelines limit the size of any single deposit. The individual policies associated with any single deposit are typically issued within pre-set guaranteed issue parameters. A significant amount of this business is written on a modified coinsurance or coinsurance with funds withheld basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and Note 4 — “Investments” in the Notes to Consolidated Financial Statements for additional information.
     The Company targets highly-rated, financially secure companies as clients for asset-intensive business. These companies may wish to limit their own exposure to certain products. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company performs this analysis internally, in conjunction with asset/liability analysis performed by the ceding companies.
Financial Reinsurance
     The Company’s U.S. Financial Reinsurance sub-segment assists ceding companies in meeting applicable regulatory requirements while enhancing the ceding companies’ financial strength and regulatory surplus position. The Company commits cash or assumes regulatory insurance liabilities from the ceding companies. Generally, such amounts are offset by receivables from ceding companies that are repaid by the future profits from the reinsured block of business. The Company structures its financial reinsurance transactions so that the projected future profits of the underlying reinsured business significantly exceed the amount of regulatory surplus provided to the ceding company.
     The Company primarily targets highly-rated insurance companies for financial reinsurance due to the credit risk associated with this business. A careful analysis is performed before providing any regulatory surplus enhancement to the ceding company. This analysis is intended to ensure that the Company understands the risks of the underlying insurance product and that the transaction has a high likelihood of being repaid through the future profits of the underlying business. If the future profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants tracks experience for each treaty on a quarterly basis in comparison to expected models. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on regulatory surplus created by this business.
Customer Base
     The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 87 of the top 100 U.S. life insurance companies, based on premiums, are clients. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2007, 69 non-affiliated clients each generated annual gross premiums of $5.0 million or more, and the aggregate gross premiums from these clients represented approximately 96.8% of U.S. life gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
     MetLife and its affiliates (excluding the Company) generated approximately $314.5 million or 10.2% of U.S. operations gross premiums in 2007.
Canada Operations
     The Canada operations represented 9.9%, 9.9%, and 8.9% of the Company’s net premiums in 2007, 2006 and 2005, respectively. In 2007, the Canadian life operations assumed $46.8 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 87.2% of the 2007 recurring new business was written on an automatic basis.
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
     Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. During 2007, the three largest clients represented $278.5 million, or 41.2%, of gross premiums. Three other clients individually represented more than 5% of Canada’s gross premiums. Together, these three clients represented 16.5% of Canada’s gross premiums. The Canada operations compete with a small number of individual and group life reinsurers primarily on the basis of price, service, and financial strength.
     As of December 31, 2007, RGA Canada had two offices and maintained a staff of 89 people at the Montreal office and 15 people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.
Europe & South Africa Operations
     The Europe & South Africa operations represented 13.8%, 13.5%, and 14.3% of the Company’s net premiums in 2007, 2006 and 2005, respectively. This segment provides primarily life reinsurance to clients located in Europe, primarily in the UK and Spain, South Africa, Mexico and India. The principal types of business have been reinsurance of life products through yearly renewable term and coinsurance agreements and the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness. These agreements may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 32.7% of the total gross premiums for this segment in 2007. The segment’s five largest clients, all part of the Company’s UK operations, generated approximately $498.5 million, or 69.3%, of the segment’s gross premiums in 2007.
     During 2000, RGA UK began operating in the UK, where an increasing number of insurers are ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis, creating what the Company believes are reinsurance opportunities. The reinsurers present in the market include the large global companies with which the Company also competes in other markets. In 2007, the UK operation generated approximately 77.0% of the segment’s gross premiums.
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
     In Spain, the Company has business relationships with more than 40 companies covering both individual and group life business; in 2007 this office became a branch. A representative office was opened in 1998 in Mexico City to directly assist clients in this market. In 2002, RGA opened an office in India which markets life reinsurance support on individual and group business. During 2006, RGA opened a representative office in Poland to directly assist clients in the central and eastern European market. During 2007, RGA opened a branch office in France and a representative office in Italy to directly assist clients in those markets.
     RGA’s subsidiaries in the UK and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company’s corporate staff in the U.S. Divisional management through RGA International Corporation (Nova Scotia ULC), based in Toronto, also provides services for these and other international markets. As of December 31, 2007, this segment employed 48 people in Toronto, 53 people in the UK, 53 people in South Africa, 19 people in mainland Europe and Ireland, 10 people in Mexico, 19 people in India and eight people in St. Louis.
Asia Pacific Operations
     The Asia Pacific operations represented 17.6%, 15.5%, and 13.8% of the Company’s net premiums in 2007, 2006 and 2005, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, Japan, South Korea, Taiwan, New Zealand and China, and a regional office in Sydney. The Company also established a reinsurance subsidiary in Australia in January 1996.
     During 2007, the ten largest clients, five in Australia, three in Korea and two in Japan, generated approximately $530.2 million, or 59.0% of the total gross premiums for the Asia Pacific operations. The Australian business, as a whole, generated approximately $363.2 million, or 40.4% of the total gross premiums for the Asia Pacific operations in 2007.
     The principal types of reinsurance for this segment include life, critical illness, disability income, superannuation, and non-traditional reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.
     Within the Asia Pacific segment, as of December 31, 2007, 22 people were on staff in the Hong Kong office, 44 people were on staff in the Japan office, 14 people were on staff in the Taiwan office, 19 people were on staff in the South Korean office, six people were on staff in the Beijing office, 33 people were on staff in the Sydney regional office, 10 were on staff at the St. Louis office, and RGA Australian Holdings maintained a staff of 62 people. The Hong Kong, Japan, Taiwan, Beijing and South Korea offices primarily provide marketing and underwriting services to the direct life insurance companies with other service support provided directly by the Company’s U.S. and Sydney regional operations. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and Sydney regional operations.
Corporate and Other
     Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains or losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, the Corporate and Other operations segment includes results from RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company’s Argentine privatized pension business, which is currently in run-off, the investment income and expense associated with the Company’s collateral finance facility and an insignificant amount of direct insurance operations in Argentina. The Company has maintained its ownership of the direct insurance operations in Argentina but transferred the majority of the underlying insurance policies to an unrelated third party in the first quarter of 2007. Total future policy benefits and other liabilities associated with this transfer totaled approximately $6.9 million. The Company also recognized a $10.5 million foreign currency translation loss in the first quarter of 2007 related to its decision to sell its ownership interest in the operation and does not expect to incur a significant gain or loss upon the ultimate sale of its ownership interest.

Discontinued Operations
     As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company’s discontinued accident and health division may be found in Note 21 — “Discontinued Operations” in the Notes to Consolidated Financial Statements.
D. Financial Information About Foreign Operations
     The Company’s foreign operations are primarily in Canada, the Asia Pacific region, and Europe & South Africa. Revenue, income (loss) before income taxes, which include investment related gains (losses), interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 17 — “Segment Information” in the Notes to Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, as described in Item 1A — “Risk Factors”, the Company’s financial position and results of operations have not been materially adversely affected thereby to date.
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
     Ratings are an important factor in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company’s ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company’s control. There were no changes to the Company’s ratings during 2007. The various rating agencies periodically review and evaluate our capital adequacy in accordance with their established guidelines and capital models. In order to maintain our existing ratings, we may commit from time to time to manage our capital at levels commensurate with such guidelines and models. If our capital levels are insufficient to fulfill any such commitments, we could be required to reduce our risk profile by, for example, retroceding some of our business or by raising additional capital by issuing debt, hybrid, or equity securities. Any such actions could have a material adverse impact on our earnings or materially dilute our shareholders’ equity ownership interests.
     Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. The rating agencies consider the ratings of our parent company, MetLife, when assigning our ratings, however, the impact of MetLife’s ratings on our ratings varies by rating agency. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a significant downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations as well as the cost of capital. For example, the facility fee and interest rate for our credit facilities are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. Accordingly, we believe a ratings downgrade of RGA, or of our affiliates, could have a negative effect on our ability to conduct business.
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
     We expect mortality, morbidity and lapse experience to fluctuate somewhat from period to period, but believe they should remain fairly constant over the long term. Mortality, morbidity or lapse experience that is less favorable than the mortality, morbidity or lapse rates that we used in pricing a reinsurance agreement will negatively affect our net income because the premiums we receive for the risks we assume may not be sufficient to cover the claims and profit margin. Furthermore, even if the total benefits paid over the life of the contract do not exceed the expected amount, unexpected increases in the incidence of deaths or illness can cause us to pay more benefits in a given reporting period than expected, adversely affecting our net income in any particular reporting period. Likewise, adverse experience could impair our ability to offset certain unamortized deferred acquisition costs and adversely affect our net income in any particular reporting period.
RGA is an insurance holding company, and our ability to pay principal, interest and/or dividends on securities is limited.
     RGA is an insurance holding company, with our principal assets consisting of the stock of our insurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends in part on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures, until we pay any accrued and unpaid interest on our subordinated debentures. Our insurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in some of our debt agreements and regulations relating to capital requirements affecting some of our more significant subsidiaries also restrict the ability of certain subsidiaries to pay dividends and other distributions and make loans to us.
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
     At December 31, 2007, MetLife was the beneficial owner of approximately 52.0% of our outstanding common stock. MetLife has publicly disclosed that it continuously evaluates our businesses and prospects, alternative investment opportunities and other factors deemed relevant in determining whether additional shares of our common stock will be acquired by MetLife or whether it will dispose of shares of our common stock. Additionally, MetLife indicated that, at any time, depending on market conditions, the trading prices for our common stock, the actions taken by our board of directors, alternative investment opportunities and the outlook for RGA, it may acquire additional shares of our common stock or may dispose of some or all of the shares of our common stock it beneficially owns, in either case in the open market, in privately negotiated transactions or otherwise. MetLife’s holdings of RGA common stock are registered pursuant to our shelf registration statement.
     As a result of MetLife’s ownership position, until it disposes of some or all of the 32,243,539 shares of our common stock it beneficially owns, MetLife may continue to have the ability to significantly influence matters requiring shareholder approval, including without limitation, the election and removal of directors, amendments to our articles of incorporation, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In addition, at least as long as it is our majority shareholder, MetLife is required to consolidate our results of operations into MetLife’s financial statements. As a result, our board of directors, including the members who are also employed by or affiliated with MetLife, may consider not only the short-term and long-term effect of operating decisions on us, but also the effect of such decisions on MetLife and its affiliates.
     Your interests as a holder of our securities may conflict with the interests of MetLife, and the price of our common stock or other securities could be adversely affected by this influence or by the perception that MetLife may seek to sell shares of common stock in the future.
If we experience an ownership change, we may be unable to realize the benefits of our deferred tax asset.
     RGA and certain subsidiaries have significant net operating loss carryforwards (“NOLs,”) and other tax attributes. At December 31, 2007, we had recognized a cumulative gross deferred tax asset associated with NOLs of approximately $932.4 million. NOLs may be carried forward to offset taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOLs and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOLs permanently.
     Additionally, if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”), the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by any NOLs generated prior to the ownership change. If an ownership change were to occur, we could be unable to use a portion of our NOLs to offset taxable income. In general, an ownership change occurs when, as of any testing date, there is an ownership shift exceeding 50% of outstanding shares in the aggregate during a three year period ending on such testing date.
     At December 31, 2007, MetLife was the beneficial owner of approximately 52.0% of our outstanding common stock. MetLife has publicly disclosed that it continuously evaluates our business and prospects, its alternative investment opportunities, and other factors deemed relevant in determining whether it will dispose of shares of our common stock. MetLife has indicated that based upon these considerations, and, depending upon market conditions and the trading price of our common stock, it may dispose of some or all of the shares of our common stock it beneficially owns. If MetLife were to dispose of all or substantially all of its RGA common stock, we could experience an ownership change. An ownership change could limit our ability to continue to recognize the deferred tax asset associated with the NOLs. A reduction in the amount of our deferred tax asset would have a negative effect on reported earnings and capital levels, and could adversely affect the level of taxes we pay in future years.

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
     Natural disasters and terrorist attacks, as well as epidemics and pandemics, can adversely affect our business and results of operations because they accelerate mortality and morbidity risk. Terrorist attacks in the United States and in other parts of the world and the threat of future attacks could have a negative effect on our business.
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
     Under the Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. Congress has adopted legislation to reduce, and ultimately eliminate, the estate tax. Under this legislation, our U.S. life insurance company customers will face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict what future tax initiatives may be proposed and enacted that could affect us.
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
     Regulatory requirements in various jurisdictions in which we operate may be significantly higher than the reserves required under GAAP. Accordingly, we reinsure, or retrocede, business to affiliated and unaffiliated reinsurers to reduce the amount of regulatory reserves and capital we are required to hold in certain jurisdictions. A regulation in the U.S., commonly referred to as Regulation XXX, has significantly increased the level of regulatory, or statutory, reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. The degree to which these reserves will increase and the ultimate level of reserves will depend upon the mix of our business and future production levels in the United States. Based on the assumed rate of growth in our current business plan, and the increasing level of regulatory reserves associated with some of this business, we expect the amount of required regulatory reserves to grow significantly.
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
     In connection with these reserve requirements, we face the following risks:
•	The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs.

•	We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital.

•	If we, or our retrocessionaires, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels that apply to us, unless we are able to raise additional capital to contribute to our operating subsidiaries.

•	Because term life insurance is a particularly price-sensitive product, any increase in insurance premiums charged on these products by life insurance companies, in order to compensate them for the increased statutory reserve requirements or higher costs of insurance they face, may result in a significant loss of volume in their life insurance operations which could, in turn, adversely affect our life reinsurance operations.
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
     Recently, insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance companies. In light of recent legislative developments the NAIC and state insurance regulators have begun re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, guidelines imposing minimum capital requirements based on business levels and asset mix, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines, and the definition of extraordinary dividends, including a more stringent standard for allowance of extraordinary dividends. We are unable to predict whether, when or in what form the State of Missouri will enact a new measure for extraordinary dividends, and we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.
We are exposed to foreign currency risk.
     We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of the foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 39% of our revenues and 32% of our fixed maturity securities available-for-sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2007.
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
     In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2007, the reinsurers participating in our retrocession facilities that have been reviewed by A.M. Best Company, were rated “A-"', the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
     For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company were to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We would attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2007, interest earned on funds withheld represented 4.8% of our consolidated revenues. Funds withheld at interest totaled $4.7 billion and $4.1 billion as of December 31, 2007 and 2006, respectively.
     We use the services of third-party investment managers to manage certain assets where our investment management expertise is limited. We rely on these investment mangers to provide investment advice and execute investment transactions that are within our investment policy guidelines. Poor performance on the part of our outside investment managers could negatively affect our financial performance.
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
     In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, unanticipated problems with our disaster recovery systems could have a material adverse impact on our ability to conduct business and on our results of operations and financial position, particularly if those problems affect our computer-based data processing, transmission, storage and retrieval systems and destroy valuable data. We depend heavily upon computer systems to provide reliable service, data and reports. Despite our implementation of a variety of security measures, our servers could be subject to physical and electronic break-ins, and similar disruptions from unauthorized tampering with our computer systems. In addition, in the event that a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. These interruptions also may interfere with our clients’ ability to provide data and other information and our employees’ ability to perform their job responsibilities.

Our obligations to pay claims, including settlements or awards, on closed or discontinued lines of business may exceed the reserves we have established to cover such claims and may require us to establish additional reserves, which would reduce our net income.
     As of December 31, 1998, we formally reported our accident and health division as a discontinued operation. The accident and health operation was placed into run-off, and all treaties were terminated at the earliest possible date. The nature of the underlying risks is such that the claims may take years to reach the reinsurers involved. Accordingly, we expect to pay claims out of existing reserves over a number of years as the level of business diminishes. We are a party to a number of disputes relating to the accident and health operation, one of which is currently in arbitration and some of which may be subject to arbitration in the future. We have established reserves for some of these treaties based upon our estimates of the expected claims, including settlement or arbitration outcomes. As of February 1, 2008, the party involved in the arbitration has raised claims, or established reserves that may result in claims, in the amount of $2.4 million, which is $1.6 million in excess of the amount we held as reserves.
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
     In 2007, approximately 31.4% of our net premiums and $107.6 million of income from continuing operations before income taxes came from our operations in Europe, South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:
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
     The market price for our common stock has fluctuated, ranging between $48.81 and $64.79 per share for the 52 weeks ended December 31, 2007. The overall market and the price of our common stock may continue to be volatile. There may be a significant effect on the market price for our common stock due to, among other things:
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
     Our common stock is traded on the New York Stock Exchange. During the twelve months ended December 31, 2007 the average daily trading volume for our common stock as reported by the NYSE was 188,344 shares. As a result, relatively small trades may have a significant effect on the price of our common stock.
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
     Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commission of the state where the domestic insurer is domiciled. Missouri insurance laws and regulations provide that no person may acquire control of us, and thus indirect control of our Missouri reinsurance subsidiaries, including RGA Reinsurance, unless:
•	such person has provided certain required information to the Missouri DIFP, and

•	such acquisition is approved by the Director of the Missouri DIFP after a public hearing.
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
Item 2. PROPERTIES
     The Company leases its headquarters facility in Chesterfield, Missouri, which consists of approximately 171,000 square feet. In addition, the Company leases approximately 142,000 square feet of office space in 21 locations throughout the U.S., Canada, Europe, South Africa, and the Asia Pacific region.
     Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 10 years. As provided in Note 12 — “Lease Commitments” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $11.8 million for 2007.
     The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for its current and projected future requirements.
Item 3. LEGAL PROCEEDINGS
     The Company is currently a party to an arbitration that involves its discontinued accident and health business, including personal accident business and London market excess of loss business. The Company is also a party to a threatened arbitration related to its life reinsurance business. As of February 1, 2008, the parties involved in these actions have raised claims related to the accident and health business in the amount of $2.4 million, which is $1.6 million in excess of the amounts held in reserve by the Company and raised claims related to the life reinsurance business in the amount of $4.9 million, which is $4.9 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 21 — “Discontinued Operations” in the Notes to Consolidated Financial Statements for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters that were submitted to a vote of security holders during the fourth quarter of 2007.

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
     The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

	Number of securities to be		Number of securities
	issued upon exercise of	Weighted-average exercise	remaining available for
	outstanding options, warrants	price of outstanding options,	future issuance under equity
Plan category	and rights	warrants and rights	compensation plans
Equity compensation plans approved by security holders	2,981,022(1)	37.98(2)(3)	3,234,851(4)
Equity compensation plans not approved by security holders	—	—	—
Total	2,981,022(1)	37.98(2)(3)	3,234,851(4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan — 2,917,219; Flexible Stock Plan for Directors — 32,183; and Phantom Stock Plan for Directors — 31,620.

(2)	Does not include 354,149 performance contingent units outstanding under the Flexible Stock Plan or 31,620 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan $(38.06) and Flexible Stock Plan for Directors $(31.51).

(4)	Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan — 3,092,962; Flexible Stock Plan for Directors — 112,653; and Phantom Stock Plan for Directors — 29,236.
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the quarter ended December 31, 2007:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price Paid	Part of Publicly	Yet Be Purchased
	Shares Purchased (1)	per Share	Announced Plans	Under the Plans
December 1, 2007 — December 31, 2007	17,286	$51.55	—	—

(1)	In December 2007 the Company effectively purchased 17,286 shares and subsequently issued 24,059 shares from treasury as settlement of an equity incentive award.
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2002 and ending December 31, 2007. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Reinsurance Group of America, Incorporated, The S&P 500 Index
and the S&P Life & Health Insurance Index

*	$100 invested on 12/31/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07
Reinsurance Group of America, Incorporated	100.00	143.78	181.42	180.27	211.74	200.75
S & P 500	100.00	128.68	142.69	149.70	173.34	182.87
S & P Life & Health Insurance	100.00	127.09	155.24	190.18	221.59	245.97

Copyright ® 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
Item 6. SELECTED FINANCIAL DATA
     The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

Years ended December 31,	2007	2006	2005	2004	2003
Income Statement Data
Revenues:
Net premiums	$4,909.0	$4,346.0	$3,866.8	$3,347.4	$2,643.2
Investment income, net of related expenses	907.9	779.7	639.2	580.5	465.6
Investment related gains (losses), net	(178.7)	2.5	21.0	55.6	48.9
Other revenues	80.2	65.5	57.7	55.4	47.3

Total revenues	5,718.4	5,193.7	4,584.7	4,038.9	3,205.0

Benefits and expenses:
Claims and other policy benefits	3,984.0	3,488.4	3,187.9	2,678.5	2,108.4
Interest credited	246.1	244.8	208.4	198.9	179.7
Policy acquisition costs and other insurance expenses	647.8	716.3	636.3	613.9	488.9
Other operating expenses	236.7	204.4	154.4	140.0	119.6
Interest expense	76.9	62.0	41.4	38.4	36.8
Collateral finance facility expense (1)	52.0	26.4	—	—	—

Total benefits and expenses	5,243.5	4,742.3	4,228.4	3,669.7	2,933.4

Income from continuing operations before income taxes	474.9	451.4	356.3	369.2	271.6
Provision for income taxes	166.6	158.1	120.7	123.9	93.3

Income from continuing operations	308.3	293.3	235.6	245.3	178.3
Loss from discontinued accident and health operations, net of income taxes	(14.5)	(5.1)	(11.4)	(23.0)	(5.7)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.4)	0.5

Net income	$293.8	$288.2	$224.2	$221.9	$173.1

Basic Earnings Per Share
Continuing operations	$4.98	$4.79	$3.77	$3.94	$3.47
Discontinued operations	(0.23)	(0.08)	(0.19)	(0.37)	(0.11)
Accounting change	—	—	—	(0.01)	0.01

Net income	$4.75	$4.71	$3.58	$3.56	$3.37

Diluted Earnings Per Share
Continuing operations	$4.80	$4.65	$3.70	$3.90	$3.46
Discontinued operations	(0.23)	(0.08)	(0.18)	(0.37)	(0.11)
Accounting change	—	—	—	(0.01)	0.01

Net income	$4.57	$4.57	$3.52	$3.52	$3.36
Weighted average diluted shares, in thousands	64,231	63,062	63,724	62,964	51,598
Dividends per share on common stock	$0.36	$0.36	$0.36	$0.27	$0.24

Balance Sheet Data
Total investments	$16,397.7	$14,612.9	$12,331.5	$10,564.2	$8,883.4
Total assets	21,598.0	19,036.8	16,193.9	14,048.1	12,113.4
Policy liabilities	15,045.5	13,354.5	11,726.3	10,314.5	8,811.8
Long-term debt	896.1	676.2	674.4	349.7	398.1
Collateral finance facility (1)	850.4	850.4	—	—	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158.9	158.7	158.6	158.4	158.3
Total stockholders’ equity	3,189.8	2,815.4	2,527.5	2,279.0	1,947.7
Total stockholders’ equity per share	$51.42	$45.85	$41.38	$36.50	$31.33

Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,119.9	$1,941.4	$1,713.2	$1,458.9	$1,252.2
Assumed new business production	302.4	374.6	364.4	279.1	544.4

(1)	During 2006, the Company’s subsidiary, Timberlake Financial, issued $850.0 million floating rate insured notes. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information.

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
Overview
     RGA is an insurance holding company that was formed on December 31, 1992. As of December 31, 2007, General American, a Missouri life insurance company, directly owned approximately 52.0% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, a New York-based insurance and financial services holding company.
     The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RGA Barbados, RGA Americas, RGA Canada, RGA Australia, RGA UK and RGA Atlantic as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the “Company”).
     The Company is primarily engaged in traditional individual life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. Approximately 68.5% of the Company’s 2007 net premiums were from its more established operations in North America, represented by its U.S. and Canada segments.
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
     In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has subsidiaries, branches or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom. These operations are included in either the Company’s Asia Pacific segment or its Europe & South Africa segment. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from Standard & Poor’s, the Company believes it is the third largest life reinsurer in the world based on 2006 gross life reinsurance premiums. While the Company believes information provided by Standard & Poor’s is generally reliable, the Company has not independently verified the data. Standard & Poor’s does not guarantee the accuracy and completeness of the information. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
Industry Trends
     The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has more than doubled from $3.2 trillion in 1999 to $7.3 trillion at year-end 2006. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a smaller percentage of new business was reinsured in 2006 than previous years, which has caused premium growth rates in the U.S. life reinsurance market to moderate from previous years. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market and stronger capital positions maintained by ceding companies in recent years. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
Capital Management. Regulatory environments, rating agencies and competitive business pressures are causing life insurers to reinsure as a means to:
•	manage risk-based capital by shifting mortality and other risks to reinsurers, thereby reducing amounts of reserves and capital they need to maintain;

•	release capital to pursue new business initiatives; and

•	unlock the capital supporting, and value embedded in, non-core product lines.
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations in recent years within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2006, the top five companies held approximately 76.6% of the market share in North America based on life reinsurance in force, whereas in 1999, the top five companies held approximately 56.8% of the market share. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.

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
Additionally, merger and acquisition transactions within the life insurance industry continue. The Company believes that reorganizations and consolidations of life insurers will continue. As reinsurance products are increasingly used to facilitate these transactions and manage risk, the Company expects demand for its products to continue.
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
Continue Growth of Core North American Business. The Company’s strategy includes continuing to grow each of the following components of its North American operations:
•	Facultative Reinsurance. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. During 2007, the Company’s U.S. facultative operation processed over 100,000 facultative submissions for the first time in its history.

•	Automatic Reinsurance. The Company intends to expand its presence in the North American automatic reinsurance market by using its mortality expertise and breadth of products and services to gain additional market share.

•	In Force Block Reinsurance. There are occasions to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity. The Company took advantage of one such opportunity in 2003 when it assumed the traditional life reinsurance business of Allianz Life Insurance Company of North America.
Continue Expansion Into Selected Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its core North American business platform to continue its expansion into selected markets and products, including:
•	International Markets. Management believes that international markets offer opportunities for growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990’s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company received regulatory approval to open a representative office in China in 2005, opened representative offices in Poland and Germany in 2006 and opened new offices in France and Italy in 2007. Before entering new markets, the Company evaluates several factors including:
o	the size of the insured population,

o	competition,

o	the level of reinsurance penetration,

o	regulation,

o	existing clients with a presence in the market, and

o	the economic, social and political environment.

As previously indicated, the Company generally starts new operations in these markets from the ground up as opposed to acquiring existing operations, and it often enters these markets to support its large international clients as they expand into additional markets. Many of the markets that the Company has entered since 1994, or may enter in the future, are not utilizing life reinsurance, including facultative life reinsurance, at the same levels as the North American market, and therefore, the Company believes these markets represent opportunities for increasing reinsurance penetration. In particular, management believes markets such as Japan and South Korea are beginning to realize the benefits that reinsurers bring to the life insurance market. Additionally, the Company believes that in certain European markets, ceding companies may want to reduce counterparty exposure to their existing life reinsurers, creating opportunities for the Company.

•	Asset-intensive and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive and other products. During 2007, the Company began reinsuring annuities with guaranteed minimum benefit riders. To date, most of the Company’s asset-intensive business and other products have been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future, particularly in Japan.
Financial Objectives
     The Company sets various consolidated financial and operating goals for the intermediate period (next three to five years) including achieving a return on stockholders’ equity of 14%, annual earnings per share growth of 14% and net premium growth of 10% to 13%.
     At the segment level, the Company expects net premiums to increase 7% to 9% in the U.S., 10% to 12% in Canada, 13% to 16% in Asia Pacific and 12% to 15% in Europe and South Africa. The Company expects to continue to take advantage of significant growth opportunities in select Asian markets such as Japan and South Korea, and will continue to make inroads into European markets.
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
     Consolidated assumed insurance in force increased to $2.1 trillion for the year ended December 31, 2007 from $1.9 trillion for the year ended December 31, 2006. Assumed new business production for 2007 totaled $302.4 billion compared to $374.6 billion in 2006 and $364.4 billion in 2005.
     As is customary in the reinsurance business, life insurance clients continually update, refine, and revise reinsurance information provided to the Company. Such revised information is used by the Company in preparation of its financial statements and the financial effects resulting from the incorporation of revised data are reflected currently.
     The Company’s profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective January 1, 2008, the Company increased the maximum amount of coverage that it retains per life in the U.S. from $6.0 million to $8.0 million. This increase does not affect business written prior to January 1, 2008. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company’s U.S. retention limit from $6.0 million to $8.0 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
     Since December 31, 1998, the Company has formally reported its accident and health division as a discontinued operation. The accident and health business was placed into run-off, and all treaties were terminated at the earliest possible date. Notice was given to all cedants and retrocessionaires that all treaties were being cancelled at the expiration of their terms. The nature of the underlying risks is such that the claims may take several years to reach the reinsurers involved. Thus, the Company expects to pay claims over a number of years as the level of business diminishes. The Company will report a loss to the extent claims and related expenses exceed established reserves. See Note 21 — “Discontinued Operations” in the Notes to Consolidated Financial Statements.
     The Company has five main geographic-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance primarily to domestic clients. The Canada operations provide insurers with reinsurance of traditional life products as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RTP, a wholly-owned subsidiary that develops and markets technology solutions, Argentine business in run-off, and the investment income and expense associated with the Company’s collateral finance facility. The Company’s discontinued accident and health business is excluded from continuing operations. The Company measures segment performance based on profit or loss from operations before income taxes.
     Effective January 1, 2006 the Company changed its method of allocating capital to its segments from a method based upon regulatory capital requirements to one based on underlying economic capital levels. The economic capital model is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. This is in contrast to the standardized regulatory risk-based capital formula, which is not as refined in its risk calculations with respect to each of the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) are credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. The prior period segment results have been adjusted to conform to the new allocation methodology.
     Consolidated income from continuing operations increased 5.1% in 2007 to $308.3 million and increased 24.5% in 2006 to $293.3 million. Diluted earnings per share from continuing operations were $4.80 for 2007 compared to $4.65 for 2006 and $3.70 for 2005. A majority of the Company’s earnings during these years were attributed primarily to traditional reinsurance results in the U.S. The increase in 2007 was partially offset by the effect of a change in the embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis and subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). Changes in these embedded derivatives, after adjustment for deferred acquisition costs, resulted in a decrease in consolidated income from continuing operations of approximately $26.2 million in 2007 compared to 2006.
Consolidated investment income increased 16.4% and 22.0% during 2007 and 2006, respectively. The increase in 2007 is related to growth in the invested asset base and a higher effective yield while the increase in 2006 is related to significant growth in the invested asset base partially offset by a slight decline in the effective yield. The cost basis of invested assets increased by $1.9 billion, or 13.4%, in 2007 and increased $2.3 billion, or 19.7%, in 2006. The growth in the invested asset base is primarily due to positive cash flows from the Company’s mortality operations and deposits from several annuity reinsurance treaties. Additionally, the increase in invested assets in 2007 is related to the Company’s investment of the net proceeds from the issuance of $300 million of senior notes in March 2007. A significant portion of the increase in invested assets in 2006 is related to the Company’s investment of the net proceeds from its collateral finance facility in June 2006 (See

“Liquidity and Capital Resources — Collateral Finance Facility”) and the issuance of $400 million of debentures in December 2005. The average yield earned on investments, excluding funds withheld, was 5.96% in 2007, compared with 5.81% in 2006 and 5.89% in 2005. The Company expects the average yield to vary from year to year depending on a number of variables, including the prevailing interest rate environment, and changes in the mix of the underlying investments. Funds withheld assets are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities.
     Investment related losses, net increased $181.3 million in 2007 primarily due to an increase in the aforementioned embedded derivatives related to Issue B36. In addition, investment related losses, net in 2007 includes $8.5 million in other-than-temporary write-downs on fixed maturity and equity securities and a $10.5 million foreign currency translation loss related to the Company’s decision to sell its direct insurance operations in Argentina. The Company does not expect the ultimate sale of that subsidiary to generate a material financial impact. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
     The consolidated provision for income taxes from continuing operations represents approximately 35.1%, 35.0%, and 33.9% of pre-tax income for 2007, 2006 and 2005, respectively. The Company generally expects the consolidated effective tax rate to be between 34% and 35%. The Company calculated tax benefits related to its discontinued operations of $7.8 million for 2007, $2.7 million for 2006, and $6.2 million for 2005. The effective tax rate on discontinued operations is approximately 35% for each of the three years.
Critical Accounting Policies
     The Company’s accounting policies are described in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”), the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims, the valuation of investment impairments, accounting for income taxes, and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company’s financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
     Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect the Company’s expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. For traditional life and related coverages, the Company performs periodic tests to determine whether DAC remains recoverable, and if experience significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2007, 2006 or 2005. For its asset-intensive business, the Company updates the estimated gross profits with actual gross profits each reporting period, resulting in an increase or decrease to DAC to reflect the difference in the actual gross profits versus the previously estimated gross profits. As of December 31, 2007, the Company estimates that approximately 83.7% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
     Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves established by the Company may differ from those established by its ceding companies due to the use of different mortality and other assumptions. However, the Company relies on its ceding company clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
     The Company periodically reviews actual historical experience and relative anticipated experience compared to the assumptions used to establish policy reserves. Further, the Company determines whether actual and anticipated experience indicates that existing policy reserves, together with the present value of future gross premiums, are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. This loss recognition testing is performed at the segment level and, if necessary, net liabilities are increased along with a charge to income. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.
     Claims payable for incurred but not reported claims are determined using case basis estimates and lag studies of past experience. These estimates are periodically reviewed, and any adjustments to such estimates, if necessary, are reflected in current operations.
     The Company primarily invests in fixed maturity securities. The Company monitors its fixed maturity securities to determine potential impairments in value. The Company evaluates factors such as the financial condition of the issuer, payment performance, the extent to which the estimated fair value has been below amortized cost, compliance with covenants, general market and industry sector conditions, the intent and ability to hold securities, and various other subjective factors. Securities, based on management’s judgments, with an other-than-temporary impairment in value are written down to management’s estimate of fair value.
     Differences in actual experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.
     Income taxes represent the net amount of income taxes that the Company expects to pay to or receive from various taxing jurisdictions in connection with its operations. The Company provides for federal, state and foreign income taxes currently payable, as well as those deferred due to temporary differences between the financial reporting and tax bases of assets and liabilities. The Company’s accounting for income taxes represents management’s best estimate of various events and transactions.
     Deferred tax assets and liabilities resulting from temporary differences between the financial reporting and tax bases of assets and liabilities are measured at the balance sheet date using enacted tax rates expected to apply to taxable income in the years the temporary differences are expected to reverse. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. Valuation allowances are established when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
(i)	future taxable income exclusive of reversing temporary differences and carryforwards;

(ii)	future reversals of existing taxable temporary differences;

(iii)	taxable income in prior carryback years; and

(iv)	tax planning strategies.
     The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the consolidated financial statements in the year these changes occur.

     The Company is currently a party to various litigation and arbitrations. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or even provide reasonable ranges of potential losses. It is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular reporting period. See Note 14 — “Commitments and Contingent Liabilities” and Note 21 — “Discontinued Operations” in the Notes to Consolidated Financial Statements.
     Further discussion and analysis of the results for 2007 compared to 2006 and 2005 are presented by segment. Certain prior-year amounts have been reclassified to conform to the current year presentation. References to income before income taxes exclude the effects of discontinued operations and the cumulative effect of changes in accounting principles.
U.S. OPERATIONS
     U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

	Non-Traditional
FOR THE YEAR ENDED DECEMBER 31, 2007		Asset-	Financial	Total
(dollars in thousands)	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,868,403	$6,356	$—	$2,874,759
Investment income, net of related expenses	352,553	271,638	(53)	624,138
Investment related losses, net	(13,770)	(156,158)	(7)	(169,935)
Other revenues	922	38,006	23,117	62,045

Total revenues	3,208,108	159,842	23,057	3,391,007
Benefits and expenses:
Claims and other policy benefits	2,344,185	5,875	(124)	2,349,936
Interest credited	58,595	185,726	—	244,321
Policy acquisition costs and other insurance expenses	417,958	(16,499)	6,410	407,869
Other operating expenses	49,746	7,069	4,138	60,953

Total benefits and expenses	2,870,484	182,171	10,424	3,063,079

Income (loss) before income taxes	$337,624	$(22,329)	$12,633	$327,928

	Non-Traditional
FOR THE YEAR ENDED DECEMBER 31, 2006		Asset-	Financial	Total
(dollars in thousands)	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,647,322	$6,190	$—	$2,653,512
Investment income, net of related expenses	305,221	267,111	(213)	572,119
Investment related gains (losses), net	(4,077)	(2,163)	4	(6,236)
Other revenues	269	20,031	29,868	50,168

Total revenues	2,948,735	291,169	29,659	3,269,563
Benefits and expenses:
Claims and other policy benefits	2,174,142	581	5	2,174,728
Interest credited	50,059	192,092	—	242,151
Policy acquisition costs and other insurance expenses	395,531	71,196	9,284	476,011
Other operating expenses	41,881	7,113	5,331	54,325

Total benefits and expenses	2,661,613	270,982	14,620	2,947,215

Income before income taxes	$287,122	$20,187	$15,039	$322,348

	Non-Traditional
FOR THE YEAR ENDED DECEMBER 31, 2005		Asset-	Financial	Total
(dollars thousands)	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,428,890	$4,670	$—	$2,433,560
Investment income, net of related expenses	268,531	214,941	467	483,939
Investment related gains (losses), net	(8,603)	6,385	(21)	(2,239)
Other revenues	1,318	8,621	28,393	38,332

Total revenues	2,690,136	234,617	28,839	2,953,592
Benefits and expenses:
Claims and other policy benefits	2,008,537	4,870	6	2,013,413
Interest credited	53,958	151,966	—	205,924
Policy acquisition costs and other insurance expenses	354,981	56,408	8,358	419,747
Other operating expenses	40,289	5,056	5,411	50,756

Total benefits and expenses	2,457,765	218,300	13,775	2,689,840

Income before income taxes	$232,371	$16,317	$15,064	$263,752

     Income before income taxes for the U.S. operations totaled $327.9 million in 2007, compared to $322.3 million for 2006 and $263.8 million in 2005. Continued growth in the total U.S. business in force as well as improved mortality results contributed to the overall growth in income for 2007 and 2006. In 2007, this growth was partially offset by a decrease in Asset-Intensive income almost entirely related to a decline in the value of embedded derivatives, after adjustment for deferred acquisition costs, associated with Issue B36 of $40.3 million and a decrease in Financial Reinsurance income related primarily to the change in reporting for Asia Pacific based treaties. The decreased income in 2005 in the Traditional sub-segment can be attributed largely to unfavorable mortality experience.
Traditional Reinsurance
     The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During 2007, production totaled $164.2 billion of face amount of new business, compared to $172.1 billion in 2006 and $186.7 billion in 2005. Management believes industry consolidation and the established practice of reinsuring mortality risks should provide opportunities for growth.
     Income before income taxes for U.S. Traditional reinsurance increased $50.5 million, or 17.6%, in 2007. Improved mortality experience together with higher premiums and investment income were the main contributors to the total increase for the year. Income before income taxes in 2006 increased $54.8 million, or 23.6%, over 2005 primarily related to unfavorable mortality experience in this sub-segment in 2005.
     Net premiums for U.S. Traditional reinsurance increased $221.1 million in 2007, or 8.4%, and $218.4 million in 2006, or 9.0%. Premium levels are driven by the growth of total U.S. business in force, which increased to $1.2 trillion in 2007, an increase of 6.3% over prior year. Total in force at year-end 2005 was $1.1 trillion.
     Net investment income increased $47.3 million, or 15.5%, and $36.7 million, or 13.7%, in 2007 and 2006, respectively. The increase in both years is primarily due to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Claims and other policy benefits, as a percentage of net premiums (loss ratios), were 81.7%, 82.1%, and 82.7% in 2007, 2006, and 2005, respectively. Mortality experience improved in both 2007 and 2006 while 2005 reflects a higher than expected loss ratio. The first six months of 2005 showed an increase in the severity of claims, which was the primary contributor to the higher loss ratio in 2005. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
     Interest credited relates to amounts credited on the Company’s cash value products in this segment, which have a significant mortality component. This amount fluctuates with the changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products. Interest credited expense increased $8.5 million in 2007 over 2006 primarily due to one treaty in which the credited loan rate increased from 4.6% in 2006 to 5.6% in 2007. Interest credited expense decreased $3.9 million in 2006 compared to 2005 primarily due to one treaty in which the credited loan rate decreased from 5.7% in 2005 to 4.6% in 2006.
     The amount of policy acquisition costs and other insurance expenses, as a percentage of net premiums, was 14.6%, 14.9%, and 14.6% in 2007, 2006 and 2005, respectively. Overall, these percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements, the timing of amounts due to and from ceding companies, as well as the amortization pattern of previously capitalized amounts, which are based on the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.
     Other operating expenses, as a percentage of net premiums, were 1.7%, 1.6% and 1.7% in 2007, 2006 and 2005, respectively. The expense ratio is expected to fluctuate slightly from period to period, however, the size and maturity of the U.S. operations segment indicates it should remain relatively constant over the long term.
Asset-Intensive Reinsurance
     The U.S. Asset-Intensive sub-segment concentrates on the investment and lapse risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld or modified coinsurance of non-mortality risks such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.
     This sub-segment reported a loss before income taxes of $22.3 million in 2007 compared to income of $20.2 million in 2006 and $16.3 million in 2005. The change in value of embedded derivatives, after adjustment for deferred acquisition costs, under Issue B36 contributed $37.5 million to the loss in 2007 and $2.8 million and $0.5 million to income in 2006 and 2005, respectively.
     In accordance with the provisions of Issue B36, the Company recorded a gross change in value of embedded derivatives during 2007, 2006 and 2005 of $(141.9) million, $6.5 million and $7.4 million, respectively, within investment related gains and losses. The amounts represent a non-cash, unrealized change in value and were offset by related deferred acquisition costs, included in policy acquisition costs and other insurance expenses, of $(104.4) million, $3.7 million and $7.0 million, respectively. Significant fluctuations may occur as the fair value of the embedded derivatives is affected primarily by the movements in investment credit spreads. During 2007, management estimates the weighted average asset credit spreads widened by approximately 0.82%. This was partially offset by a decrease in risk free interest rates (swap curve) of approximately 0.75%. These fluctuations have no impact on cash flows or interest spreads on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of Issue B36 and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of Issue B36 to be immaterial.
     Excluding Issue B36, income before income taxes decreased $2.2 million 2007. While growth in the asset base and improved spreads earned on those assets was strong, this was offset by higher investment related losses, net and higher benefits due to an increase in benefit claims on a single premium universal life reinsurance treaty. The increase in investment related losses, excluding Issue B36, relates to a new variable annuity treaty in which the Company reinsures guaranteed minimum benefit riders, totaling $9.3 million. Income before tax in 2006, excluding Issue B36, increased $1.6 million compared to 2005. The increase can be attributed to an overall increase in the performance of the business offset by higher investment related losses.
     Total revenues, which are comprised primarily of investment income and investment related losses, net, decreased $131.3 million in 2007. Issue B36, which is included in investment related losses, net, represented $148.4 million of the decrease. Excluding Issue B36, revenue increased $17.1 million primarily due to an increase in investment income as a result of a growing asset base and an increase in other income resulting from mortality and expense charges earned from the reinsurance of a new variable annuity contract. As of December 31, 2007, the reinsured account value related to this variable annuity treaty totaled $1.2 billion. The same variable annuity treaty also generated an increase in investment related losses, as mentioned above, which offset some of this increase. Total revenues increased $56.6 million in 2006 over 2005. This increase can be primarily attributed to an increase in investment income as a result of a growing asset base and an increase in other revenues resulting from mortality and expense charges earned on a new variable annuity contract. The increase in investment related losses in 2006 was due to an increased interest rate environment which allowed the Company to sell bonds at lower book yields and reinvest in higher book yielding securities, resulting in realized losses at the time, but should result in higher future investment income.
     The average invested asset balance was $4.8 billion, $4.3 billion and $3.9 billion for 2007, 2006 and 2005, respectively. Invested assets outstanding as of December 31, 2007 and 2006 were $4.9 billion and $4.6 billion, of which $3.5 billion and $3.1 billion were funds withheld at interest, respectively. Of the $3.5 billion total funds withheld balance as of December 31, 2007, 90.3% of the balance is associated with one client.
     Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs decreased $88.8 million in 2007. Issue B36 represented $108.1 million of this decrease. Excluding Issue B36, expenses increased $19.3 million, which is mainly the result of higher policy acquisition costs related to new business. Total benefits and expenses increased $52.7 million in 2006 of which $40.1 million was due to an increase in interest credited. The increase in interest credited correlates to the increase in investment income mentioned above. Also contributing to the 2006 increase were policy acquisition costs related to new business.
Financial Reinsurance
     The U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance risks are assumed by the U.S. Segment and retroceded to other insurance companies or brokered business in which the Company does not participate in the assumption of risk. The fees earned from the assumption of the financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses. Fees earned on brokered business are reflected in other revenues.
     Income before income taxes decreased 16.0% in 2007. In 2006, both the domestic and a portion of various Asia Pacific financial reinsurance treaties were reflected in this segment. Beginning in 2007, the Asia Pacific-based treaties are included with the Company’s Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. Fees reflected in Asia Pacific in 2007 totaled $8.3 million.
     At December 31, 2007, 2006 and 2005, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.5 billion, $1.8 billion and $1.9 billion, respectively. The decrease in 2007 is a result of the aforementioned change in reporting for Asia Pacific-based treaties and the recapture of one large treaty. The pre-tax statutory surplus includes all business assumed by the Company. Fees resulting from this business can be affected by large transactions and the timing of completion of new transactions and therefore can fluctuate from period to period.
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

FOR THE YEAR ENDED DECEMBER 31,
(dollars in thousands)	2007	2006	2005

Revenues:
Net premiums	$487,136	$429,438	$343,131
Investment income, net of related expenses	124,634	106,973	93,009
Investment related gains, net	7,453	5,506	3,497
Other revenues (losses)	182	160	(279)

Total revenues	619,405	542,077	439,358

Benefits and expenses:
Claims and other policy benefits	425,498	386,221	307,959
Interest credited	726	831	1,105
Policy acquisition costs and other insurance expenses	91,234	92,936	64,921
Other operating expenses	20,404	16,323	15,174

Total benefits and expenses	537,862	496,311	389,159

Income before income taxes	$81,543	$45,766	$50,199

     RGA Canada’s reinsurance in force totaled approximately $217.7 billion, $155.4 billion, and $127.4 billion at December 31, 2007, 2006, and 2005, respectively.
     Income before income taxes increased 78.2% and decreased 8.8% in 2007 and 2006, respectively. The increase in 2007 was primarily the result of favorable mortality experience and an increase in investment related gains of $1.9 million. Additionally, the Canadian dollar strengthened against the U.S. dollar during 2007, and contributed approximately $5.1 million to income before income taxes. The decrease in 2006 was primarily the result of unfavorable mortality experience compared to the prior year, offset by an increase in investment related gains of $2.0 million. Additionally, the Canadian dollar strengthened against the U.S. dollar in 2006 compared to 2005, and contributed approximately $3.5 million to income before income taxes.
     Net premiums increased $57.7 million, or 13.4%, in 2007, and increased $86.3 million, or 25.2%, in 2006. Premiums from creditor treaties decreased by $4.7 million in 2007 and increased $39.2 million in 2006. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance. Creditor and group life and health premiums represented 17.5% of net premiums in 2007 and 20.6% in 2006. Additionally, a stronger Canadian dollar contributed $29.1 million and $25.2 million to net premiums reported in 2007 and 2006, respectively. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.
     Net investment income increased $17.7 million, or 16.5%, and $14.0 million, or 15.0%, during 2007 and 2006, respectively. A stronger Canadian dollar resulted in an increase in net investment income of approximately $7.4 million and $6.8 million in 2007 and 2006, respectively. Interest on an increasing amount of funds withheld at interest primarily related to one treaty contributed $2.3 million and $2.4 million in 2007 and 2006, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
     Loss ratios for this segment were 87.3% in 2007, 89.9% in 2006, and 89.7% in 2005. During 2006 and 2005, the Company entered into three significant creditor reinsurance treaties. The loss ratios on this type of business are normally lower than traditional reinsurance, while allowances (policy acquisition costs) are normally higher as a percentage of premiums. Loss ratios for creditor business were 44.8% in 2007, 42.7% in 2006, and 46.3% in 2005. Excluding creditor business, the loss ratios for this segment were 96.2% in 2007, 102.2% in 2006, and 97.7% in 2005. The lower loss ratio for 2007 is primarily due to favorable mortality experience compared to the prior year. Historically, the loss ratio has been influenced by several large in force blocks assumed in 1998 and 1997. These represent mature blocks of permanent level premium business in which mortality as a percentage of premiums is expected to be higher than the historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income, were 69.6% during 2007 compared to 72.0% in 2006 and 70.6% in 2005. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 18.7% in 2007, 21.6% in 2006, and 18.9% in 2005. Policy and acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 49.6% in 2007, 54.2% in 2006, and 49.5% in 2005. Excluding the impact of the stronger Canadian dollar and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 13.2% in 2007, 14.1% in 2006, and 13.7% in 2005. Overall, while these ratios are expected to remain in a certain range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
     Other operating expenses increased $4.1 million in 2007 and $1.1 million in 2006 compared to their respective prior-year periods. A stronger Canadian dollar resulted in an increase in other operating expenses of approximately $1.1 million and $0.8 million in 2007 and 2006, respectively. Other operating expenses as a percentage of net premiums totaled 4.2% in 2007, compared to 3.8% and 4.4% in 2006 and 2005, respectively.

EUROPE & SOUTH AFRICA OPERATIONS
     The Europe & South Africa segment has operations in France, Germany, India, Italy, Mexico, Poland, Spain, South Africa and the UK. The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

FOR THE YEAR ENDED DECEMBER 31,
(dollars in thousands)	2007	2006	2005

Revenues:
Net premiums	$678,551	$587,903	$552,692
Investment income, net of related expenses	26,167	16,311	11,494
Investment related losses, net	(2,183)	(322)	(318)
Other revenues (losses)	(144)	858	299

Total revenues	702,391	604,750	564,167
Benefits and expenses:
Claims and other policy benefits	515,660	414,855	405,121
Interest credited	1,019	764	882
Policy acquisition costs and other insurance expenses	84,749	90,098	94,853
Other operating expenses	53,496	40,792	27,791

Total benefits and expenses	654,924	546,509	528,647

Income before income taxes	$47,467	58,241	$35,520

     Income before income taxes decreased 18.5% in 2007 and increased 64.0% in 2006. The decrease in 2007 was due primarily to adverse mortality and morbidity experience in the UK in 2007 versus favorable experience in 2006. Contributing to the 2007 decrease was an increase in other operating expenses of $12.7 million partially offset by an increase in investment income of $9.9 million. The increase in income before income taxes in 2006 was primarily the result of favorable mortality and morbidity experience in the UK in 2006 versus adverse experience in 2005 and an increase in investment income of $4.8 million partially offset by an increase in other operating expenses of $13.0 million. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $2.3 million and $0.4 million in 2007 and 2006, respectively.
     Europe & South Africa net premiums grew 15.4% during 2007 and 6.4% in 2006. The growth was primarily the result of new business from both existing and new treaties. Favorable currency exchange rates increased net premiums by approximately $41.9 million in 2007 and $2.6 million in 2006. In 2007, several foreign currencies, particularly the British pound and the euro strengthened against the U.S. dollar. Absent the favorable effect from currency exchange rates, the rate of growth in net premiums is below historical levels due to increased competition in the UK and a slowing of growth in insurance product sales associated with the UK retail mortgage market. Also, a significant portion of the growth in 2007 net premiums was due to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of a death from or the diagnosis of a pre-defined critical illness coverage. Premiums earned from this coverage totaled $235.2 million, $208.8 million and $199.3 million in 2007, 2006 and 2005, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
     Investment income increased $9.9 million and $4.8 million in 2007 and 2006, respectively. These increases were primarily due to growth in allocated investment income and invested assets in the UK. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Loss ratios were 76.0%, 70.6% and 73.3% for 2007, 2006 and 2005, respectively. The loss ratios were affected by mortality and morbidity experience in the UK which was unfavorable in 2007 and favorable in 2006. Death and critical illness claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 12.5% 15.3% and 17.2% for 2007, 2006 and 2005, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. As the segment matures renewal premiums which have lower allowances than first year premiums represent a greater percentage of the total premiums.
     Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the UK are typically higher than those experienced in the Company’s other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management’s estimates, the Company may record a charge to income, due to a reduction in the DAC asset and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. As of December 31, 2007, the Company estimates that a 12% increase in anticipated mortality and morbidity experience would have no effect while a 15% or 18% increase would result in pre-tax income statement charges of approximately $74.3 million and $177.5 million, respectively.
     Other operating expenses increased 31.1% during 2007 and 46.8% for 2006. Increases in other operating expenses were due to higher costs associated with maintaining and supporting the increase in business over the past two years and the entrance into new markets. As a percentage of premiums, other operating expenses were 7.9%, 6.9% and 5.0% in 2007, 2006 and 2005, respectively. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time.
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

FOR THE YEAR ENDED DECEMBER 31,
(dollars in thousands)	2007	2006	2005

Revenues:
Net premiums	$864,550	$673,179	$534,927
Investment income, net of related expenses	36,388	28,105	21,773
Investment related losses, net	(1,529)	(372)	(269)
Other revenues	9,197	6,465	4,593

Total revenues	908,606	707,377	561,024
Benefits and expenses:
Claims and other policy benefits	692,859	512,740	419,935
Policy acquisition costs and other insurance expenses	99,285	93,614	82,384
Other operating expenses	56,372	42,432	27,437

Total benefits and expenses	848,516	648,786	529,756

Income before income taxes	$60,090	$58,591	$31,268

     Income before income taxes increased 2.6% during 2007 and increased 87.4% during 2006. The increase in income before income taxes for 2007 was the result of strong net premium growth in the Australia, Japan and Korea operations offset by increases in claims and other policy benefits. The increase in claims and other policy benefits was primarily attributable to favorable mortality experience in 2006. The increase in income before taxes for 2006 was the result of strong results in the Australia, Japan and Korea operations. Significant net premium growth in the Australia, Japan and Korea offices, along with good mortality experience and reserve reductions associated with Australian disability treaties, allowed these combined operations to contribute an additional $20.6 million of income before income taxes in 2006 compared to 2005. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $3.8 million and $0.2 million in 2007 and 2006, respectively.
     Net premiums grew 28.4% during 2007 and 25.8% during 2006. During 2007, premium growth was primarily the result of increases in the volume of business in Australia, Japan, and Korea, collectively adding approximately $152.0 million to net premiums compared to 2006. Growth in Australia was driven by broad-based success in both the individual and group markets. Growth in premium volume in Japan was primarily related to one new large client and in Korea premium growth was driven by an increase in volume from existing large clients. During 2006, growth in premium volume was primarily the result of organic growth in certain markets, along with favorable exchange rates in multiple countries. In terms of growth of premium dollars during 2006, the Australia, Japan and Korea markets were the primary contributors, collectively adding approximately $125.8 million in premium volume compared to 2005. Growth in Australia was driven by broad-based success in both the individual and group markets. In Japan and Korea, 2006 premium growth was driven by an increase in volume from existing large clients. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
     Foreign currencies in certain significant markets, particularly the Australian dollar, the New Zealand dollar, and the Japanese yen, began to strengthen against the U.S. dollar in 2007, as compared to 2006. The overall effect of the changes in local Asia Pacific segment currencies was an increase in 2007 premiums of approximately $45.1 million over 2006. Foreign currency fluctuations led to a minimal decrease in premiums for 2006 over 2005.
     A portion of the net premiums for the segment in each period presented represents reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in Australia and Korea. Premiums earned from this coverage totaled $121.2 million, $78.6 million, and $60.1 million in 2007, 2006 and 2005, respectively.
     Net investment income increased $8.3 million in 2007, as compared to an increase of $6.3 million in 2006. The increase in both years was primarily due to growth in the invested assets in Australia and favorable exchange rates, along with an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Other revenue increased in 2007 to $9.2 million from $6.5 million and $4.6 million reported in 2006 and 2005, respectively. Beginning in 2007, the Asia Pacific-based financial reinsurance treaties are included in the Company’s Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. Fees reflected in Asia Pacific in 2007 totaled $8.3 million. This income is represented primarily from profit and fees associated with financial reinsurance treaties in Japan. At December 31, 2007, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.7 billion.
     Loss ratios for this segment were 80.1% 76.2% and 78.5% for 2007, 2006 and 2005, respectively. The higher 2007 loss ratio was attributable primarily to loss experience in Korea and increased policy reserves in Japan related to one new large client. This percentage will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.5%, 13.9% and 15.4% for 2007, 2006 and 2005, respectively. As the segment matures renewal premiums which have lower allowances than first year premiums represent a greater percentage of the total premiums. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will fluctuate from period to period due to timing of client company reporting and variations in the mixture of business being reinsured. Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized.
     Other operating expenses increased to 6.5% of net premiums in 2007, from 6.3% in 2006 and 5.1% in 2005. The Company believes that sustained growth in premiums should lessen the burden of start-up expenses and expansion costs over time. However, the timing of the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of premiums to be somewhat volatile over periods of time.
CORPORATE AND OTHER
     Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, Corporate and Other includes results from RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company’s Argentine privatized pension business, which is currently in run-off, the investment income and expense associated with the Company’s collateral finance facility and an insignificant amount of direct insurance operations in Argentina.

FOR THE YEAR ENDED DECEMBER 31,
(dollars in thousands)	2007	2006	2005

Revenues:
Net premiums	$4,030	$1,937	$2,465
Investment income, net of related expenses	96,577	56,147	28,950
Investment related gains (losses), net	(12,522)	4,014	20,363
Other revenues	8,867	7,826	14,846

Total revenues	96,952	69,924	66,624

Benefits and expenses:
Claims and other policy benefits	43	(156)	41,474
Interest credited	—	1,025	465
Policy acquisition costs and other insurance expenses	(35,305)	(36,356)	(25,574)
Other operating expenses	45,387	50,508	33,224
Interest expense	76,906	62,033	41,428
Collateral finance facility expense	52,031	26,428	—

Total benefits and expenses	139,062	103,482	91,017

Loss before income taxes	$(42,110)	$(33,558)	$(24,393)

     Loss before income taxes increased $8.6 million, or 25.5% during 2007 compared to 2006. The increase is primarily due to a $14.9 million increase in interest expense, a $25.6 million increase in collateral finance facility expense, and a $16.5 million decrease in investment related gains, offset by a $40.4 million increase in net investment income and a decrease of $5.1 million in other operating expenses. Loss before income taxes increased $9.2 million, or 37.6% during 2006 compared to 2005. The increase is primarily due to a $20.6 million increase in interest expense, a $17.3 million increase in other operating expenses and a $16.3 million decrease in investment related gains largely offset by a $41.6 million decrease in claims and other policy benefits.
     Total revenues increased $27.0 million and $3.3 million in 2007 and 2006, respectively. The increase in 2007 is due to an increase in investment income of $40.4 million primarily related to the Company’s investment of the proceeds from its collateral finance facility along with the investment of the proceeds from the issuance of $300 million in senior notes in March 2007. Investment related losses in 2007 reflect the recognition of a $10.5 million currency translation loss related to the Company’s decision to sell its direct insurance operations in Argentina. The modest increase in revenues in 2006 is due to an increase in investment income of $27.2 million which is primarily related to the Company’s investment of the proceeds from the collateral finance facility largely offset by a decrease of $16.3 million in investment related gains. Investment related gains are related to a number of different market factors and such gains are subject to fluctuation from period to period.
     Total benefits and expenses increased $35.6 million and $12.5 million in 2007 and 2006, respectively. The increase in 2007 is due to a $25.6 million increase in collateral finance facility expense which reflects a full year of expense in 2007 compared to six months in 2006. Interest expense also increased $14.9 million related to a higher level of debt outstanding during 2007 due to the issuance of the aforementioned $300 million in senior notes along with accrued interest expense associated with certain tax positions, as required under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which the Company adopted in 2007. FIN 48 contributed approximately $3.9 million to interest expense in 2007. These increases in 2007 were slightly offset by a decrease in other operating expenses of $5.1 million primarily due to lower expenses related to equity based compensation plans. The increase in 2006 is primarily due to $26.4 million in collateral finance facility expense, a $20.6 million increase in interest expense and a $17.3 million increase in other operating expenses largely offset by a $41.6 million decrease in claims and other policy benefits. The Company’s finance facility was established in 2006, while the increase in interest expense is related to a higher level of debt outstanding during 2006. The increase in other operating expenses in 2006 is primarily due to additional expense related to equity based compensation plans. The substantial decrease in claims and other policy benefits in 2006 are due to a decrease in the policy liabilities associated with the commutation of treaties covering the reinsurance of Argentine pension accounts.

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
     The reinsurance markets for several accident and health risks, most notably involving workers’ compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss (“LMX”) reinsurance programs that involved alleged “manufactured” claims spirals designed to transfer claims losses to higher-level reinsurance layers. The Company is currently party to an arbitration that involves some of these LMX reinsurance programs. Additionally, while the Company did not underwrite workers’ compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers’ compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.
     The Company is currently a party to an arbitration that involves personal accident business as mentioned above. As of February 1, 2008, the company involved in this arbitration has raised a claim that is $1.6 million in excess of the amount held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. The Company cannot predict or determine the ultimate outcome of the pending arbitration or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in particular quarterly or annual periods.
     The loss from discontinued accident and health operations, net of income taxes, increased to $14.4 million in 2007 from $5.1 million in 2006 due primarily to settlements arising out of previously contested matters. The comparable loss in 2005 was $11.4 million.
     The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company’s consolidated statements of income, totaled $2.0 million, $2.7 million and $2.5 million for 2007, 2006 and 2005, respectively.

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
     The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect a view of the future believed to be reasonable. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($752.4 million as of December 31, 2007), are changed as illustrated:

	One-Time	One-Time
Quantitative Change in Significant Assumptions:	Increase in DAC	Decrease in DAC
Estimated interest spread increasing (decreasing) 25 basis points from the current spread	2.08%	(2.36%)

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	0.63%	(0.38%)

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
     The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2007:

	Asset-Intensive	Non-Asset-Intensive	Total
(dollars in thousands)	DAC	DAC	DAC
U.S.	$752,365	$1,176,239	$1,928,604
Canada	—	292,180	292,180
Europe & South Africa	—	599,264	599,264
Asia Pacific	—	339,425	339,425
Corporate and Other	—	2,478	2,478

Total	$752,365	$2,409,586	$3,161,951

     As of December 31, 2007, the Company estimates that approximately 83.7% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
Liquidity and Capital Resources
The Holding Company
     RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies associated with the Company’s primary businesses, dividends paid to its shareholders, interest payments on its indebtedness (See Note 15 — “Debt and Trust Preferred Securities” in the Notes to Consolidated Financial Statements), and repurchases of RGA common stock under a board of directors approved plan. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity.
     The Company believes that it has sufficient liquidity, for at least the next 12 months, to fund its cash needs under various scenarios that include the potential risk of the early recapture of a reinsurance treaty by the ceding company and significantly higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets subject to market conditions.
     RGA has repurchased shares in the open market in the past primarily to satisfy obligations under its stock option program. In 2001, the board of directors approved a repurchase program authorizing RGA to purchase up to $50 million of its shares of stock, as conditions warrant. During 2002, RGA purchased approximately 0.2 million shares of treasury stock under the program at an aggregate cost of $6.6 million. In 2005, the board of directors authorized RGA to enter into an accelerated share repurchase (“ASR”) agreement with a financial counterparty under which RGA purchased 1,600,000 shares of its outstanding common stock at an aggregate price of approximately $76.1 million. The common shares repurchased were placed into treasury to be used for general corporate purposes. (See Note 3 — “Stock Transactions” in the Notes to Consolidated Financial Statements for additional information regarding the ASR).
Statutory Dividend Limitations
     RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2008, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $118.4 million and $118.4 million, respectively. The Missouri DIFP allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. RCM’s allowable dividends for 2008 are not affected by this provision. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile.
     The dividend limitations for RCM and RGA Reinsurance are based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principals used in financial statements prepared in conformity with GAAP. The significant difference relates primarily to deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions, and surplus notes.
Valuation of Life Insurance Policies Model Regulation (Regulation XXX)
     The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the U.S. for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the U.S.
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
Shareholder Dividends
     Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2007. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. Under certain circumstances, RGA may be contractually prohibited from paying dividends on common stock, see discussion below in “Debt and Trust Preferred Securities”.
Debt and Trust Preferred Securities
     Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth, maximum ratios of debt to capitalization, change in control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for amounts that range from $25.0 million to $100.0 million depending on the agreement, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company’s credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2007, the Company had $925.8 million in outstanding borrowings under its short- and long-term debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
     In September 2007, the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the new facility. Interest on borrowings is based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the agreement. Fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. As of December 31, 2007, the Company had no cash borrowings outstanding and $406.0 million in issued, but undrawn, letters of credit under this new facility. The credit agreement is unsecured but contains affirmative, negative and financial covenants customary for financings of this type. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2008, with an outstanding balance of £15.0 million, or $29.8 million, as of December 31, 2007, and an A$50.0 million Australian credit facility that expires in June 2011, with no outstanding balance as of December 31, 2007.
     In March 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $50.0 million of indebtedness under a U.S. bank credit facility. The remaining net proceeds are designated for general corporate purposes. Capitalized issue costs were approximately $2.4 million.
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
     As of December 31, 2007, the average interest rate on long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.40% compared to 6.63% at the end of 2006. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.
     Based on the historic cash flows and the current financial results of the Company, subject to any dividend limitations which may be imposed by various insurance regulations, management believes RGA’s cash flows from operating activities, together with undeployed proceeds from its capital raising efforts, including interest and investment income on those proceeds, interest income received on surplus notes with RGA Reinsurance and RCM, and its ability to raise funds in the capital markets, will be sufficient to enable RGA to make dividend payments to its shareholders, make interest payments on its senior indebtedness, trust preferred securities and junior subordinated notes, repurchase RGA common stock under the board of director approved plan, and meet its other obligations for at least the next 12 months.
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
Collateral Finance Facility
     On June 28, 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.7 million direct investment by the Company, collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2007, the Company held assets in trust of $898.7 million for this purpose. In addition, the Company held $49.9 million in custody as of December 31, 2007. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
     In accordance with FASB Interpretation No. 46(r), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51,” Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company’s financial statements. The Company’s consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.
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
Assets in Trust
     Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels. As of December 31, 2007, these treaties had approximately $572.9 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,085.9 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2007. Additionally, securities with an amortized cost of $1,369.3 million as of December 31, 2007 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial have been deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2007 the Company held deposits in trust of $898.7 million for this purpose, which is not included above. In addition, the Company held $49.9 million in custody as of December 31, 2007. See “Collateral Finance Facility” above for additional information on the Timberlake notes.
Guarantees
     RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $325.1 million and $276.5 million as of December 31, 2007 and 2006, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2007, RGA’s exposure related to these guarantees was $158.9 million. RGA has issued payment guarantees on behalf of one of its subsidiaries in the event the subsidiary fails to make payment under its office lease obligation, the exposure of which was $5.4 million as of December 31, 2007.
     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Off Balance Sheet Arrangements
     The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $4.5 million and $107.4 million, respectively, at December 31, 2007. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost after consideration of any other-than-temporary impairments and included in total investments in the consolidated balance sheets.
     In order to reduce the level of statutory reserves, primarily in the U.S. and Canada, which may be significantly in excess of reserves required on an economic basis, the Company has entered into various reinsurance agreements with affiliates and third parties. In order for the Company to receive statutory reserve credit, the affiliate or third party must provide collateral for the benefit of the Company, usually in the form of assets in trust or letters of credit.
     The Company has not engaged in trading activities involving non-exchange traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company.
Cash Flows
     The Company’s principal cash inflows from its reinsurance operations are premiums and deposit funds received from ceding companies. The primary liquidity concern with respect to these cash flows is early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its investing activities result from investment income, maturity and sales of invested assets, and repayments of principal. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See “Investments” and “Interest Rate Risk” below.
     Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows include selling short-term investments or fixed maturity securities and drawing funds under existing credit facilities, under which the Company had availability of $387.8 million as of December 31, 2007. The Company also has significant funds available through the Federal Home Loan Bank of Des Moines (“FHLB”).

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
     The Company’s net cash flows provided by operating activities for the years ended December 31, 2007, 2006 and 2005, were $957.4 million, $846.2 million and $599.4 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. The increases in operating cash flows during 2007 and 2006 were primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, reserve movements and operating expenses. Operating cash increased $111.2 million during 2007 as cash from premiums and investment income increased $660.5 million and $125.3 million, respectively, and was largely offset by higher operating net cash outlays of $674.6 million. During 2006, operating cash increased $246.8 million due to increased cash from premiums and investment income of $412.2 million and $139.8 million, respectively, and was largely offset by higher operating net cash outlays of $305.2 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available-for-sale and could be sold if necessary to meet the Company’s short- and long-term obligations, subject to market conditions.
     Net cash used in investing activities was $976.9 million, $1,634.4 million and $893.1 million in 2007, 2006 and 2005, respectively. Changes in cash used in investing activities primarily relate to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. The decrease in net cash used in investing activities in 2007 and the increase in 2006 reflects the investment of approximately $837.5 million of net proceeds from the Company’s collateral finance facility in 2006. Cash used in investing activities in 2007 includes the investment of approximately $295.3 million net proceeds from the Company’s issuance of senior notes in 2007 while the previously mentioned increase in 2006 was partially offset by the repayment of approximately $100.0 million of the Company’s senior notes.
     Net cash provided by financing activities was $258.5 million, $817.9 million and $274.3 million in 2007, 2006 and 2005, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company’s existing credit agreements, collateral finance facility activity, treasury stock activity and excess deposits (payments) under investment-type contracts.

Contractual Obligations
     The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
		Less than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years
Future policy benefits[1]	$(6,826.2)	$(879.4)	$(1,588.6)	$(1,272.1)	$(3,086.1)
Interest-sensitive contract liabilities[2]	9,851.4	768.4	1,160.7	1,104.1	6,818.2
Short — term debt, including interest	30.7	30.7	—	—	—
Long — term debt, including interest	2,680.4	57.4	114.8	301.3	2,206.9
Fixed Rate Trust Pref Sec., including interest[3]	784.6	12.9	25.9	25.9	719.9
Collateral finance facility, including interest	1,384.8	44.1	87.6	144.8	1,108.3
Other policy claims and benefits	2,055.3	2,055.3	—	—	—
Operating leases	43.8	9.5	14.7	8.3	11.3
Limited partnerships	107.4	107.4	—	—	—
Structured investment contracts	18.3	8.0	10.3	—	—
Mortgage purchase commitments	4.5	4.5	—	—	—
Payables for securities sold under agreements to repurchase	30.1	30.1	—	—	—

Total	$10,165.1	$2,248.9	$(174.6)	$312.3	$7,778.5

[1]	Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies for benefits under such contracts including future premiums, allowances and other amounts due as the result of assumptions related to mortality, morbidity, policy lapse and surrender as appropriate to the respective product. The expected premiums exceed expected policy benefit payments and allowances, resulting in negative obligations.

[2]	Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $9.9 billion exceeds the liability amount of $6.7 billion included on the consolidated balance sheet principally due to the lack of discounting.

[3]	Assumes that all securities will be held until the stated maturity date of March 18, 2051. For additional information on these securities, see “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
     Excluded from the table above are deferred income tax liabilities, unrecognized tax benefits, and accrued interest of $760.6 million, $198.2 million, and $33.7 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
     See Note 10 — “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for retirement and other post-employment benefits.
Letters of Credit
     The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt and Trust Preferred Securities” discussion above. At

December 31, 2007, there were approximately $22.6 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its subsidiaries, including offshore subsidiaries RGA Americas, RGA Barbados and RGA Worldwide. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the UK. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2007, $459.6 million in letters of credit from various banks were outstanding, but undrawn between the various subsidiaries of the Company.
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
     In September 2007, the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the new facility. At December 31, 2007, the Company had $406.0 million in issued, but undrawn, letters of credit under this new facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
     In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2007, the structured loan totaled $38.7 million and the amount of the letter of credit totaled $24.1 million. The structured loan is recorded in “other invested assets” on RGA’s consolidated balance sheet.
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
     The Company’s liquidity position (cash and cash equivalents and short-term investments) was $479.4 million and $300.7 million at December 31, 2007 and December 31, 2006, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Annual evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
     The Company has entered into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. At December 31, 2007, the book value of securities subject to these agreements, and included in the reported value of bonds was $30.1 million, while the repurchase obligation of $30.1 million was reported in other liabilities in the consolidated statement of financial position. There were no agreements outstanding at December 31, 2006. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments.

There were no agreements outstanding at December 31, 2007 and 2006. Further, the Company often enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral re-payment obligation is reported in other liabilities. There were no securities lending agreements outstanding at December 31, 2007 and 2006.
     RGA Reinsurance is a member of the FHLB and holds $10.1 million of common stock of the FHLB, which is included in other invested assets on the Company’s consolidated balance sheets. RGA Reinsurance occasionally enters into funding agreements with the FHLB but had no outstanding funding agreements with the FHLB at December 31, 2007 or 2006.
     The Company’s asset-intensive products are primarily supported by investments in fixed maturity securities reflected on the Company’s balance sheet and under funds withheld arrangements with the ceding company. Investment guidelines are established to structure the investment portfolio based upon the type, duration and behavior of products in the liability portfolio so as to achieve targeted levels of profitability. The Company manages the asset-intensive business to provide a targeted spread between the interest rate earned on investments and the interest rate credited to the underlying interest-sensitive contract liabilities. The Company periodically reviews models projecting different interest rate scenarios and their effect on profitability. Certain of these asset-intensive agreements, primarily in the U.S. operating segment, are generally funded by fixed maturity securities that are withheld by the ceding company.
Investments
     The Company had total cash and invested assets of $16.8 billion and $14.8 billion at December 31, 2007 and 2006, respectively, as illustrated below (dollars in thousands):

Years Ended December 31,	2007	2006
Fixed maturity securities, available-for-sale	$9,397,916	$8,372,173
Mortgage loans on real estate	831,557	735,618
Policy loans	1,059,439	1,015,394
Funds withheld at interest	4,749,496	4,129,078
Short-term investments	75,062	140,281
Other invested assets	284,220	220,356
Cash and cash equivalents	404,351	160,428

Total cash and invested assets	$16,802,041	$14,773,328

     The following table presents consolidated invested assets, net investment income and investment yield, excluding funds withheld. Funds withheld assets are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities.

				Increase / (Decrease)
(dollars in thousands)	2007	2006	2005	2007	2006
Average invested assets at amortized cost	$10,637,020	$9,044,194	$7,596,600	17.6%	19.1%

Net investment income	633,621	525,118	447,319	20.7%	17.4%

Investment yield (ratio of net investment income to average invested assets)	5.96%	5.81%	5.89%	15 bps	(8) bps
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
Fixed maturity securities and equity securities available-for-sale
     The Company’s fixed maturity securities are invested primarily in U.S. and foreign corporate bonds, mortgage- and asset-backed securities, and Canadian government securities. As of December 31, 2007 and 2006, approximately 97.2% and 97.1%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment-grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, which represented approximately 46.5% of total fixed maturities at December 31, 2007, compared to 47.0% at December 31, 2006. Corporate securities are diversified by sector, with the majority in finance, commercial and industrial bonds. The average Standard & Poor’s (“S&P”) rating of the Company’s corporate securities was “A-” at December 31, 2007 and 2006.
     The fair value of publicly traded fixed maturity securities are based upon quoted market prices or estimates from independent pricing services. Private placement fixed maturity securities fair values are based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).
     The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2007 and 2006 was as follows (dollars in thousands):

		December 31, 2007			December 31, 2006
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$7,022,497	$7,521,177	80.0%	$6,425,180	$6,918,360	82.7%
2	BBB	1,628,431	1,617,983	17.2%	1,197,038	1,206,965	14.4%
3	BB	201,868	198,487	2.1%	149,015	149,880	1.8%
4	B	47,013	43,680	0.5%	85,627	85,889	1.0%
5	CCC and lower	16,800	16,502	0.2%	10,822	10,820	0.1%
6	In or near default	83	87	—	250	259	—

	Total	$8,916,692	$9,397,916	100.0%	$7,867,932	$8,372,173	100.0%

     Within the fixed maturity security portfolio, the Company held approximately $1.4 billion and $1.5 billion in residential mortgage-backed securities at December 31, 2007 and 2006, respectively, which include agency-issued pass-through securities, collateralized mortgage obligations guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of December 31, 2007 and 2006, almost all of these securities were investment-grade. Additionally, the Company held $645.2 million and $504.5 million in commercial mortgage-backed securities at December 31, 2007 and 2006, respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
     Within the fixed maturity security portfolio, the Company held approximately $464.3 million and $469.9 million in asset-backed securities at December 31, 2007 and 2006, respectively, which include credit card and automobile receivables, home equity loans and collateralized bond obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed-rate securities. The Company owned floating rate securities that represented approximately 19.2% and 12.6% of the total fixed maturity securities at December 31, 2007 and 2006, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The majority of floating rate securities collateralize the notes issued by the Company’s collateral finance facility. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
     As of December 31, 2007 and 2006, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $267.7 million and $290.7 million, and estimated fair values of $246.8 million and $291.0 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately AA+ at December 31, 2007 and 2006. Additionally, the Company has largely avoided investing in securities originated in the second half of 2005 and beyond, which management believes was a period of lessened underwriting quality. The majority of the Company’s holdings are originations from 2005 and prior periods. In light of the high credit quality of the portfolio, the Company does not expect to realize any material losses despite the recent increase in default rates and market concern over future performance of this asset class. Additionally, the recent series of rating agency downgrades of securities in this sector did not significantly affect the Company’s exposure as the Company experienced only one downgrade within its portfolio of securities. The following tables summarize the securities by rating and underwriting year at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007
	AAA		AA		A
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$16,520	$16,531	$2,111	$1,910	$3,749	$3,246
2004	26,520	26,286	33,757	31,465	16,151	14,614
2005	41,638	40,190	60,233	55,041	21,593	18,140
2006	13,964	11,957	5,002	3,763	—	—
2007	20,274	18,351	—	—	—	—

Total	$118,916	$113,315	$101,103	$92,179	$41,493	$36,000

	BBB		Below Investment Grade		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,186	$1,046	$—	$—	$23,566	$22,733
2004	—	—	—	—	76,428	72,365
2005	5,026	4,250	—	—	128,490	117,621
2006	—	—	—	—	18,966	15,720
2007	—	—	—	—	20,274	18,351

Total	$6,212	$5,296	$—	$—	$267,724	$246,790

	December 31, 2006
	AAA		AA		A
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2002 & Prior	$18,292	$18,222	$10,573	$10,545	$3,982	$3,970
2003	20,086	20,488	30,003	29,954	22,356	22,397
2004	59,176	59,227	81,102	81,077	23,856	23,862
2005	11,745	11,768	8,011	8,005	—	—
2006	—	—	—	—	—	—

Total	$109,299	$109,705	$129,689	$129,581	$50,194	$50,229

	BBB		Below Investment Grade		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2002 & Prior	$1,473	$1,477	$—	$—	$34,320	$34,214
2003	—	—	—	—	72,445	72,839
2004	—	—	—	—	164,134	164,166
2005	—	—	—	—	19,756	19,773
2006	—	—	—	—	—	—

Total	$1,473	$1,477	$—	$—	$290,655	$290,992

     The Company’s fixed maturity and funds withheld portfolios include approximately $683.0 million in amortized cost of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company does not invest in any insured collateralized debt obligation (“CDO”) structures. The insured securities are primarily investment grade without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the recent financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held securities issued by four of the financial guarantors totaling $22.0 million in amortized cost.
     The Company monitors its investment securities to determine impairments in value. All securities with gross unrealized losses are subjected to the Company’s process for identifying other-than-temporary impairments. The Company writes down to fair value securities that it deems to be other-than-temporarily impaired in the period the securities are deemed to be so impaired. The assessment of whether such impairment has occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential and management’s intent and ability to hold the security until recovery. See “Investments — Fixed Maturity Securities” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information.
     At December 31, 2007 and 2006 the Company owned non-income producing securities with amortized costs of $13.3 million and $12.5 million, and estimated fair values of $14.7 million and $13.4 million, respectively. Based on management’s judgment, securities with an other-than-temporary impairment in value are written down to management’s estimate of fair value. The Company recorded other-than-temporary write-downs of fixed maturities totaling $7.5 million, $1.1 million and $0.5 million in 2007, 2006 and 2005, respectively. The circumstances that gave rise to these impairments were management’s intention to sell certain securities which were trading at amounts less than the carrying value, bankruptcy proceedings on the part of the issuer or deterioration in collateral value supporting certain asset-backed securities. During 2007 and 2006, the Company sold fixed maturity securities and equity securities with fair values of $1,085.2 million and $997.0 million at losses of $39.1 million and $31.5 million, respectively, or at 96.4% and 96.9% of book value, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.

     The following table presents the total gross unrealized losses for 1,105 and 982 fixed maturity securities and equity securities at December 31, 2007 and 2006, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2007			December 31, 2006
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	1,039	$159,563	80.5%	982	$69,266	100.0%
20% or more for less than six months	59	35,671	18.0	—	—	—
20% or more for six months or greater	7	2,981	1.5	—	—	—

Total	1,105	$198,215	100.0%	982	$69,266	100.0%

     While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment, including a widening of credit default spreads.
     The following tables present the estimated fair values and gross unrealized losses for the 1,105 and 982 fixed maturity securities and equity securities that have estimated fair values below amortized cost at December 31, 2007 and 2006, respectively. These investments are presented by class and grade of security, as well as the length of time the estimated fair value has remained below amortized cost.

	December 31, 2007
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,185,664	$63,368	$487,626	$25,541	$1,673,290	$88,909
Canadian and Canadian provincial governments	78,045	1,077	4,313	86	82,358	1,163
Residential mortgage-backed securities	299,655	5,473	348,632	6,743	648,287	12,216
Foreign corporate securities	293,783	17,880	155,445	5,995	449,228	23,875
Asset-backed securities	341,337	24,958	72,445	5,722	413,782	30,680
Commercial mortgage-backed securities	110,097	4,499	46,647	588	156,744	5,087
U.S. government and agencies	700	1	—	—	700	1
State and political subdivisions	27,265	605	14,518	339	41,783	944
Other foreign government securities	127,397	1,635	75,354	2,878	202,751	4,513

Investment grade securities	2,463,943	119,496	1,204,980	47,892	3,668,923	167,388

Continued	December 31, 2007
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total

Non-investment grade securities:
U.S. corporate securities	106,842	6,044	30,105	1,727	136,947	7,771
Asset-backed securities	1,996	776	—	—	1,996	776
Foreign corporate securities	9,692	1,930	3,524	165	13,216	2,095

Non-investment grade securities	118,530	8,750	33,629	1,892	152,159	10,642

Total fixed maturity securities	$2,582,473	$128,246	$1,238,609	$49,784	$3,821,082	$178,030

Equity securities	$83,166	$16,764	$19,073	$3,421	$102,239	$20,185

Total number of securities in an unrealized loss position	691		414		1,105

	December 31, 2006
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross				Gross
	Estimated	Unrealized	Estimated	Gross Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$850,427	$10,626	$708,738	$23,782	$1,559,165	$34,408
Canadian and Canadian provincial governments	54,782	627	2,847	56	57,629	683
Residential mortgage-backed securities	505,336	5,419	542,386	12,395	1,047,722	17,814
Foreign corporate securities	295,414	4,045	47,502	1,379	342,916	5,424
Asset-backed securities	197,525	634	22,036	365	219,561	999
Commercial mortgage-backed securities	236,607	961	10,028	289	246,635	1,250
U.S. government and agencies	105	—	979	28	1,084	28
State and political subdivisions	29,229	270	13,269	444	42,498	714
Other foreign government securities	175,247	3,137	27,862	512	203,109	3,649

Investment grade securities	2,344,672	25,719	1,375,647	39,250	3,720,319	64,969

Non-investment grade securities:
U.S. corporate securities	64,457	1,197	34,623	1,550	99,080	2,747
Asset-backed securities	3,282	18	—	—	3,282	18
Foreign corporate securities	3,430	153	104	17	3,534	170

Non-investment grade securities	71,169	1,368	34,727	1,567	105,896	2,935

Total fixed maturity securities	$2,415,841	$27,087	$1,410,374	$40,817	$3,826,215	$67,904

Equity securities	$25,926	$668	$15,874	$694	$41,800	$1,362

Total number of securities in an unrealized loss position	574		408		982

     The investment securities in an unrealized loss position as of December 31, 2007 consisted of 1,105 securities accounting for unrealized losses of $198.2 million. Of these unrealized losses 94.6% were investment grade and 80.5% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads.
     Of the investment securities in an unrealized loss position for 12 months or more as of December 31, 2007, 12 securities were 20% or more below cost, including one security which was also below investment grade. This security accounted for unrealized losses of approximately $0.2 million. The security was issued by a corporation in the industrial industry, was current on all terms and the Company currently expects to collect full principal and interest.
     As of December 31, 2007, the Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007. However, from time to time, the Company may sell securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.
     At December 31, 2007 and 2006, the Company had $198.2 million and $69.3 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	December 31,
	2007	2006
Sector:
U.S. corporate securities	59%	56%
Canadian and Canada provincial governments	1%	1%
Residential mortgage-backed securities	6%	26%
Foreign corporate securities	13%	8%
Asset-backed securities	16%	1%
Commercial mortgage-backed securities	3%	2%
State and political subdivisions	—%	1%
Other foreign government securities	2%	5%

Total	100%	100%

Industry:
Finance	49%	17%
Asset-backed	16%	1%
Industrial	12%	23%
Asset-backed	9%	29%
Government	3%	7%
Utility	4%	12%
Other	7%	11%

Total	100%	100%

     As described previously, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.

     Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.
Mortgage Loans on Real Estate
     Mortgage loans represented approximately 5.1% and 5.0% of the Company’s investments as of December 31, 2007 and 2006, respectively. As of December 31, 2007, all mortgages were U.S. based with approximately 92.0% invested in mortgages on commercial offices, industrial properties and retail locations. The Company’s mortgage loans generally range in size up to $15.0 million, with the average mortgage loan investment as of December 31, 2007 totaling approximately $4.5 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 4 — “Investments” in the Notes to Consolidated Financial Statements. Substantially all mortgage loans are performing and no valuation allowance has been established as of December 31, 2007 or 2006.
Policy Loans
     Policy loans comprised approximately 6.5% and 6.9% of the Company’s investments as of December 31, 2007 and 2006, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
     Substantially all of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $4.7 billion and $4.1 billion at December 31, 2007 and 2006, respectively, of which $3.3 billion and $2.9 billion, respectively, were subject to the provisions of Issue B36. Under Issue B36, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.
     Funds withheld at interest comprised approximately 29.0% and 28.3% of the Company’s investments as of December 31, 2007 and 2006, respectively. Of the $4.7 billion funds withheld at interest balance as of December 31, 2007, $3.3 billion of the balance is associated with one client. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 6.42%, 7.08% and 6.63% for the years ended December 31, 2007, 2006 and 2005, respectively. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A+” at December 31, 2007 and an average rating of “A” at December 31, 2006. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
     Based on data provided by ceding companies at December 31, 2007 and 2006, funds withheld at interest were approximately (dollars in thousands):

	December 31, 2007		% of Total
		Estimated	Estimated
Underlying Security Type:	Book Value	Fair Value	Fair Value
Segregated portfolios:
Investment grade U.S. corporate securities	$1,522,491	$1,487,611	43.3%
Below investment grade U.S. corporate securities	116,155	113,822	3.3%
Structured securities	1,022,788	984,464	28.6%
Foreign corporate securities	40,095	40,420	1.2%
U.S. government and agency debentures	742,123	774,804	22.6%
Derivatives(1)	58,241	34,772	1.0%
Other	1,664	1,664	—%

Total segregated portfolios	3,503,557	3,437,557	100.0%

Non-segregated portfolios	1,331,029	1,331,029
Embedded derivatives(2)	(85,090)	(85,090)

Total funds withheld at interest	$4,749,496	$4,683,496

	December 31, 2006		% of Total
		Estimated	Estimated
Underlying Security Type:	Book Value	Fair Value	Fair Value
Segregated portfolios:
Investment grade U.S. corporate securities	$1,196,055	$1,205,579	39.2%
Below investment grade U.S. corporate securities	105,893	104,106	3.4%
Structured securities	981,975	986,570	32.1%
Foreign corporate securities	153,876	153,405	5.0%
U.S. government and agency debentures	84,835	91,830	3.0%
Unrated securities	121,074	122,835	4.0%
Derivatives(1)	66,560	85,730	2.8%
Other	321,254	323,695	10.5%

Total segregated portfolios	3,031,522	3,073,750	100.0%

Non-segregated portfolios	1,040,741	1,040,741
Embedded derivatives(2)	56,815	56,815

Total funds withheld at interest	$4,129,078	$4,171,306

(1)	Derivatives primarily consist of S&P 500 options which are used to hedge liabilities and interest credited for equity-indexed annuity contracts reinsured by the Company.

(2)	Embedded derivatives related to reinsurance written on a modified coinsurance or funds withheld basis and subject to the provisions of Issue B36.
     Based on data provided by the ceding companies at December 31, 2007, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (dollars in thousands):

	December 31, 2007
			% of Total
		Estimated	Estimated
Maturity:	Book Value	Fair Value	Fair Value
Within one year	$112,794	$92,138	2.4%
More than one, less than five years	327,288	328,789	8.2%
More than five, less than ten years	900,445	887,775	22.2%
Ten years or more	2,717,852	2,683,677	67.2%

Subtotal	4,058,379	3,992,379	100.0%

Less: Reverse repurchase agreements	(554,822)	(554,822)

Total all years	$3,503,557	$3,437,557

Securities Lending and Other
     The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. No securities were loaned to third parties as of December 31, 2007 and 2006. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These transactions are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at December 31, 2007 and 2006. Both securities lending and securities purchase arrangements under agreements to resell are accounted for as investing activities on the Company’s consolidated balance sheets and consolidated statements of cash flow, and the income associated with the program is reported in net investment income since such transactions are entered into for income generation purposes, not funding purposes.
Other Invested Assets
     Other invested assets represented approximately 1.7% and 1.5% of the Company’s investments as of December 31, 2007 and 2006, respectively. Other invested assets include derivative contracts, equity securities, preferred stocks, structured loans and limited partnership interests. The Company recorded other-than-temporary write-downs on other invested assets of $1.0 million, $4.3 million and $1.3 million in 2007, 2006 and 2005, respectively.
     The Company has utilized derivative financial instruments, primarily to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company has used derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company’s use of derivative financial instruments historically has not been significant to its financial position.
     The following table presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2007 and 2006 (dollars in thousands):

	December 31, 2007			December 31, 2006
		Carrying Value/			Carrying Value/
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Interest rate swaps	$109,345	$923	$208	$—	$—	$—
Financial futures	12,564	—	—	—	—	—
Foreign currency swaps	197,044	—	5,104	—	—	—
Foreign currency forwards	13,100	98	—	1,800	—	17
Credit default swaps	225,000	—	1,750	110,000	318	—

Total	$557,053	$1,021	$7,062	$111,800	$318	$17

     The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.
     The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 5 — “Derivative Instruments” in the Notes to Consolidated Financial Statements for more information regarding the Company’s derivative instruments.

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
     The corporate risk management framework is directed by the corporate actuarial department, which reports to the chief financial officer. Risk management officers from all areas of the company support the corporate actuarial department in this effort. The corporate actuarial department provides quarterly risk management updates to the board of directors, executive management and the internal risk management officers.
     Specific risk assessments and descriptions can be found below and in Item 1A — “Risk Factors”.
Mortality Risk Management
     In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. Effective January 1, 2008, the Company increased the maximum amount of coverage that it retains per life in the U.S. from $6.0 million to $8.0 million. This increase does not affect business written prior to January 1, 2008, unless the Company elects to recapture eligible business previously ceded at a lower retention level. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company’s U.S. retention limit from $6.0 million to $8.0 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 22 such cases of over-retained policies, for amounts averaging $1.7 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $10.1 million. The Company has mitigated the risk related to the over-retained policies by entering into one-year agreements with other reinsurers that commenced in September and October of 2007. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
     The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2007, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $10 million in claims, the Program covers the next $40 million in claims, and the Company retains all claims in excess of $50 million. The Program covers reinsurance programs world-wide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program excludes losses from earthquakes occurring in California and also excludes losses from pandemics. The Program is insured by nine insurance companies and Lloyd’s Syndicates, with no single entity providing more than $10 million of coverage.
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
     Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, RGA Americas or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2007, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.

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
Market Risk
     Market risk is the risk of loss that may occur when fluctuation in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Both derivative and non-derivative financial instruments have market risk so the Company’s risk management extends beyond derivatives to encompass all financial instruments held that are sensitive to market risk. The Company is primarily exposed to interest rate risk and foreign currency risk.
     Interest Rate Risk
     This risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company’s capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company uses equity options to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
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
     In order to reduce the exposure of changes in fair values from interest rate fluctuations, the Company has developed strategies to manage its liquidity and increase the interest rate sensitivity of its asset base. From time to time, the Company has utilized the swap market to manage the volatility of cash flows to interest rate fluctuations.
     Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2007 and 2006 was $361.6 million and $415.4 million, respectively.
     The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
     At December 31, 2007, the Company’s estimated changes in fair value were within the targets outlined in the Company’s investment policy.
     Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2007 and 2006 was $4.1 million and $0.5 million, respectively.

     The cash flows from coupon payments move in the same direction as interest rates for the Company’s floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2007, the Company’s estimated changes in cash flows were within the targets outlined in the Company’s investment policy.
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
     Foreign Currency Risk
     The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. The Company has in place a net investment hedge of a portion of its investment in Canada operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Japanese yen, Korean won, the South African rand and euros.
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
New Accounting Standards
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS 159 for any of its eligible financial instruments.
     In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-5. This issue titled “Accounting for the Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, clarified that the amount of the DAC receivable beyond one year generally must be discounted to present value under Accounting Principles Board Opinion 21. The Company adopted the provisions of EITF Issue 06-05 effective January 1, 2007. The adoption of EITF Issue 06-05 did not have a material impact on the Company’s consolidated financial statements.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company currently expects the adoption of SFAS 157 to result in a gain of approximately $2.4 million, pretax, related primarily to the decrease in the fair value of liability embedded derivatives associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
     In June 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The Company adopted FIN 48 effective January 1, 2007. As a result of adoption of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million.
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
     In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the AICPA issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of the SOP 05-1. The Company adopted SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 and related TPAs did not have a material impact on the Company’s consolidated financial statements.
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
     In June 2005, the FASB completed its review of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for corrections of errors or a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be reported as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was adopted by the Company during the first quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.
     In December 2004, the FASB revised SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) to “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement was adopted by the Company during the first quarter of 2006 increasing compensation cost by approximately $1.7 million. See Note 18 — “Equity Based Compensation” in the Notes to Consolidated Financial Statements for additional information.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Fixed maturity securities available-for-sale, at fair value	$9,397,916	$8,372,173
Mortgage loans on real estate	831,557	735,618
Policy loans	1,059,439	1,015,394
Funds withheld at interest	4,749,496	4,129,078
Short-term investments	75,062	140,281
Other invested assets	284,220	220,356

Total investments	16,397,690	14,612,900
Cash and cash equivalents	404,351	160,428
Accrued investment income	77,537	68,292
Premiums receivable and other reinsurance balances	717,228	695,307
Reinsurance ceded receivables	722,313	563,570
Deferred policy acquisition costs	3,161,951	2,808,053
Other assets	116,939	128,287

Total assets	$21,598,009	$19,036,837

Liabilities and Stockholders’ Equity
Future policy benefits	$6,333,177	$5,315,428
Interest-sensitive contract liabilities	6,657,061	6,212,278
Other policy claims and benefits	2,055,274	1,826,831
Other reinsurance balances	201,614	145,926
Deferred income taxes	760,633	828,848
Other liabilities	465,358	177,490
Short-term debt	29,773	29,384
Long-term debt	896,065	676,165
Collateral finance facility	850,361	850,402
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,861	158,701

Total liabilities	18,408,177	16,221,453

Commitments and contingent liabilities (See Note 14)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 63,128,273 shares issued at December 31, 2007 and 2006)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,103,956	1,081,433
Retained earnings	1,540,122	1,307,743
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	221,987	109,067
Unrealized appreciation of securities, net of income taxes	313,170	335,581
Pension and postretirement benefits, net of income taxes	(8,351)	(11,297)

Total stockholders’ equity before treasury stock	3,238,430	2,890,073
Less treasury shares held of 1,096,775 and 1,717,722 at cost at December 31, 2007 and December 31, 2006, respectively	(48,598)	(74,689)

Total stockholders’ equity	3,189,832	2,815,384

Total liabilities and stockholders’ equity	$21,598,009	$19,036,837

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$4,909,026	$4,345,969	$3,866,775
Investment income, net of related expenses	907,904	779,655	639,165
Investment related gains (losses), net	(178,716)	2,590	21,034
Other revenues	80,147	65,477	57,791

Total revenues	5,718,361	5,193,691	4,584,765
Benefits and Expenses:
Claims and other policy benefits	3,983,996	3,488,388	3,187,902
Interest credited	246,066	244,771	208,376
Policy acquisition costs and other insurance expenses	647,832	716,303	636,331
Other operating expenses	236,612	204,380	154,382
Interest expense	76,906	62,033	41,428
Collateral finance facility expense	52,031	26,428	—

Total benefits and expenses	5,243,443	4,742,303	4,228,419
Income from continuing operations before income taxes	474,918	451,388	356,346
Provision for income taxes	166,645	158,127	120,738

Income from continuing operations	308,273	293,261	235,608
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(14,439)	(5,051)	(11,428)

Net income	$293,834	$288,210	$224,180

Basic earnings per share:
Income from continuing operations	$4.98	$4.79	$3.77
Discontinued operations	(0.23)	(0.08)	(0.19)

Net income	$4.75	$4.71	$3.58

Diluted earnings per share:
Income from continuing operations	$4.80	$4.65	$3.70
Discontinued operations	(0.23)	(0.08)	(0.18)

Net income	$4.57	$4.57	$3.52

Dividends declared per share	$0.36	$0.36	$0.36

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
				Additional			Other
	Preferred	Common		Paid In	Retained	Comprehensive	Comprehensive	Treasury
	Stock	Stock	Warrants	Capital	Earnings	Income	Income	Stock	Total
Balance, January 1, 2005	$—	$631	$66,915	$1,046,515	$846,572		$338,366	$(19,974)	$2,279,025

Comprehensive income:
Net income					224,180	$224,180			224,180
Other comprehensive income, net of income tax
Currency translation adjustments						(8,564)			(8,564)
Unrealized investment gains, net of related offsets and reclassification adjustment						117,140			117,140

Other comprehensive income						108,576	108,576

Comprehensive income						$332,756

Dividends to stockholders					(22,537)				(22,537)
Purchase of treasury stock								(75,888)	(75,888)
Reissuance of treasury stock				7,299				6,829	14,128

Balance, December 31, 2005	—	631	66,915	1,053,814	1,048,215		446,942	(89,033)	2,527,484

Comprehensive income:
Net income					288,210	$288,210			288,210
Other comprehensive income, net of income tax
Currency translation adjustments						23,940			23,940
Unrealized investment losses, net of related offsets and reclassification adjustment						(26,234)			(26,234)

Other comprehensive loss						(2,294)	(2,294)

Comprehensive income						$285,916

Adjustment to initially apply SFAS 158, net of tax							(11,297)		(11,297)
Dividends to stockholders					(22,040)				(22,040)
Purchase of treasury stock								(194)	(194)
Reissuance of treasury stock				27,619	(6,642)			14,538	35,515

Balance, December 31, 2006	—	631	66,915	1,081,433	1,307,743		433,351	(74,689)	2,815,384
Cumulative effect of adoption of FIN 48, net of tax					(22,569)				(22,569)

Balance, January 1, 2007	—	631	66,915	1,081,433	1,285,174		433,351	(74,689)	2,792,815
Comprehensive income:
Net income					293,834	$293,834			293,834
Other comprehensive income, net of income tax
Currency translation adjustments						112,920			112,920
Unrealized investment losses, net of related offsets and reclassification adjustment						(22,411)			(22,411)
Unrealized pension and postretirement benefit adjustment						2,946			2,946

Other comprehensive income						93,455	93,455

Comprehensive income						$387,289

Dividends to stockholders					(22,256)				(22,256)
Purchase of treasury stock								(4,502)	(4,502)
Reissuance of treasury stock				22,523	(16,630)			30,593	36,486

Balance, December 31, 2007	$—	$631	$66,915	$1,103,956	$1,540,122		$526,806	$(48,598)	$3,189,832

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$293,834	$288,210	$224,180
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(8,336)	(5,351)	(4,666)
Premiums receivable and other reinsurance balances	(351)	(97,785)	(30,754)
Deferred policy acquisition costs	(280,693)	(256,375)	(287,405)
Reinsurance ceded balances	(158,743)	(21,626)	(107,679)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	950,269	764,194	788,769
Deferred income taxes	101,758	189,578	41,393
Other assets and other liabilities, net	81,913	24,037	25,169
Amortization of net investment discounts and other	(75,655)	(53,344)	(40,288)
Investment related losses, net	36,811	3,953	(13,722)
Excess tax benefits from share-based payment arrangement	(4,476)	(2,819)	—
Other, net	21,078	13,553	4,354

Net cash provided by operating activities	957,409	846,225	599,351

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,038,767	1,914,726	1,550,653
Maturities of fixed maturity securities available-for-sale	82,369	72,066	44,930
Purchases of fixed maturity securities available-for-sale	(2,824,961)	(3,466,862)	(2,218,422)
Cash invested in mortgage loans on real estate	(157,045)	(144,001)	(88,813)
Cash invested in policy loans	(64,923)	(59,691)	(61,460)
Cash invested in funds withheld at interest	(84,844)	(54,564)	(74,398)
Principal payments on mortgage loans on real estate	61,513	55,928	49,001
Principal payments on policy loans	20,878	31,739	31,582
Change in short-term investments and other invested assets	(48,623)	16,302	(126,187)

Net cash used in investing activities	(976,869)	(1,634,357)	(893,114)

Cash Flows from Financing Activities:
Dividends to stockholders	(22,256)	(22,040)	(22,537)
Proceeds from long-term debt issuance	295,311	—	394,640
Principal payments on debt	—	(100,000)	—
Net repayments under credit agreements	(78,871)	—	—
Net proceeds from collateral finance facility	—	837,500	—
Purchases of treasury stock	(4,502)	(194)	(75,888)
Excess tax benefits from share-based payment arrangement	4,476	2,819	—
Exercise of stock options, net	13,058	8,982	6,046
Net change in payables for securities sold under agreements to repurchase	30,094	—	—
Excess deposits (payments) on universal life and other investment type policies and contracts	21,186	90,816	(27,912)

Net cash provided by financing activities	258,496	817,883	274,349
Effect of exchange rate changes	4,887	1,985	(3,989)

Change in cash and cash equivalents	243,923	31,736	(23,403)
Cash and cash equivalents, beginning of period	160,428	128,692	152,095

Cash and cash equivalents, end of period	$404,351	$160,428	$128,692

Supplementary information:
Cash paid for interest	$114,320	$88,821	$38,303
Cash paid (received) for income taxes, net of refunds	$24,236	$(33,427)	$47,040
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2007, 2006 and 2005
          Note 1 ORGANIZATION
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. As of December 31, 2007, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned approximately 52.0% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company.
The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”), RGA Reinsurance UK Limited (“RGA UK”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”) as well as other subsidiaries, subject to an ownership position of greater than fifty percent (collectively, the “Company”).
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
          Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, other policy claims and benefits, including incurred but not reported claims, provision for adverse litigation, income taxes, and valuation of investment impairments. Actual results could differ materially from the estimates and assumptions used by management.
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
The accompanying consolidated financial statements include the accounts of RGA and its subsidiaries, both direct and indirect, subject to an ownership position greater than fifty percent, and any variable interest entities where the Company is the primary beneficiary. Entities in which the Company has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported under the equity method of accounting. The Company evaluates variable interest entities in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46(r) “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51”. Intercompany balances and transactions have been eliminated.

Investments
Fixed Maturity Securities
Fixed maturity securities available-for-sale are reported at fair value and are so classified based upon the possibility that such securities could be sold prior to maturity if that action enables the Company to execute its investment philosophy and appropriately match investment results to operating and liquidity needs.
Unrealized gains and losses on fixed maturity securities classified as available-for-sale, less applicable deferred income taxes as well as related adjustments to deferred acquisition costs, if applicable, are reflected as a direct charge or credit to accumulated other comprehensive income (“AOCI”) in stockholders’ equity on the consolidated balance sheets.
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
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include equity securities and preferred stocks, carried at fair value, and limited partnership interests and structured loans, carried at cost. Changes in fair value of equity securities and preferred stocks are recorded through AOCI. Other invested assets are periodically reviewed for impairment.
Other-than-Temporary Impairment
The cost of investment securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within investment related gains (losses), net and the cost basis of the investment securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.
The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The Company’s review of its fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.
Additionally, management considers a wide range of factors about the security issuer and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery.

Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations used by the Company in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the estimated fair value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) the Company’s ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost (See Note 4 — “Investments”); (vii) unfavorable changes in forecasted cash flows on asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
Derivative Instruments
Overview
Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. The Company utilizes a variety of derivative instruments including swaps, forwards and futures, primarily to manage or hedge interest rate risk, foreign currency risk and various other market risks associated with its business. The Company’s use of derivatives historically has not been significant to its financial position and the Company does not invest in derivatives for speculative purposes. It is the Company’s policy to enter into derivative contracts primarily with highly rated parties. See Note 5 — “Derivative Instruments” for additional detail on the Company’s derivative positions.
Accounting and Financial Statement Presentation of Derivatives
Derivatives are carried on the Company’s consolidated balance sheets in other invested assets or as liabilities within other liabilities, at fair value. On the date a derivative contract is entered into, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a foreign currency hedge, (4) a net investment hedge in a foreign operation or (5) held for other risk management purposes which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties which do not qualify for hedge accounting.
Under a fair value hedge, changes in the fair value of the hedging derivative, including amounts measured as ineffectiveness, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.
Under a cash flow hedge, changes in the fair value of the hedging derivative measured as effective are reported within AOCI, a separate component of stockholders’ equity, and the deferred gains or losses on the derivative are reclassified into the consolidated statement of income when the Company’s earnings are affected by the variability in cash flows of the hedged item. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income or interest expense to match the location of the hedged item.
Changes in the fair value of derivatives that are designated and qualify as foreign currency hedges are recorded in either current period earnings or AOCI, depending on whether the hedged transaction is a fair value hedge or a cash flow hedge, respectively. Any hedge ineffectiveness is recorded immediately in current period earnings as investment related gains (losses), net. Periodic derivative net coupon settlements are recorded in the line item of the consolidated statements of income in which the cash flows of the hedged item are recorded.
In a hedge of a net investment in a foreign operation, changes in the fair value of the hedging derivative that are measured as effective are reported within AOCI consistent with the translation adjustment for the hedged net investment in the foreign operation. Changes in the fair value of the hedging instrument measured as ineffectiveness are reported within investment related gains (losses), net.
Changes in the fair value of free-standing derivative instruments not accounted for as hedges are reflected in investment related gains (losses), net.
Hedge Documentation and Hedge Effectiveness
To qualify for hedge accounting, at the inception of the hedging relationship, the Company formally documents its risk management objective and strategy for undertaking the hedging transaction, as well as its designation of the hedge as either (i) a fair value hedge; (ii) a cash flow hedge; (iii) a foreign currency hedge; or (iv) a hedge of a net investment in a foreign operation. In this documentation, the Company sets forth how the hedging instrument is expected to hedge the designated risks related to the hedged item and sets forth the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness and the method which will be used to measure ineffectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and periodically throughout the life of the designated hedging relationship. Assessments and measurement of hedge effectiveness are also subject to interpretation and estimation and different interpretations or estimates may have a material effect on the amount reported in net income.
The Company’s only hedged position as of December 31, 2007 is a net investment hedge of a portion of its investment in its Canada operations. Changes in the fair value of the derivative used to hedge the net investment, to the extent effective as a hedge, are recorded in the foreign currency translation account within AOCI. Cumulative changes in the fair value recorded in AOCI are reclassified into earnings upon the sale or complete, or substantially complete liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in the current period earnings as investment related gains (losses), net.
The accounting for derivatives is complex and interpretations of the primary accounting standards continue to evolve in practice. Judgment is applied in determining the availability and application of hedge accounting designations and the appropriate accounting treatment under these accounting standards. If it was determined that hedge accounting designations were not appropriately applied, reported net income could be materially affected. Differences in judgment as to the availability and application of hedge accounting designations and the appropriate accounting treatment may result in a differing impact on the consolidated financial statements of the Company from that previously reported.
Embedded Derivatives
The Company reinsures certain annuity products that contain terms which are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefit riders. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract. Changes in the fair value of embedded derivatives associated with equity-indexed annuities are reflected in interest credited on the consolidated statements of income and changes in the fair value of embedded derivatives associated with variable annuity guaranteed minimum benefit riders are reflected in investment related gains (losses), net on the consolidated statements of income. The Company has implemented a hedging strategy to mitigate the volatility associated with its reinsurance of variable annuity guaranteed minimum benefit riders. The hedging strategy is designed such that changes in the fair value of the hedge contracts, primarily future and swap contracts, move in the opposite direction of changes in the fair value of the embedded derivates. While the Company actively manages its hedging program, it may not be totally effective in offsetting the embedded derivative changes due to the many variables that must be managed.
Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the provisions of SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”).
Substantially all of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts, the majority of which were subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. The fair value of the embedded derivatives is included in the funds withheld at interest line item on the consolidated balance sheets. The change in the fair value of the embedded derivatives are recorded in investment related gains (losses) on the consolidated income statements.
In addition to its reinsured annuity contracts, the Company has entered into various financial reinsurance treaties on a funds withheld and modified coinsurance basis. These treaties do not transfer significant insurance risk and are recorded on a deposit method of accounting with the Company earning a net fee. As a result of the experience refund provisions contained in these treaties, the value of the embedded derivatives in these contracts is currently considered immaterial. The Company monitors the performance of these treaties on a quarterly basis. Significant adverse performance or losses on these treaties may result in a loss associated with the embedded derivative.

Cash and Cash Equivalents
The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.
Additional Information Regarding Statements of Cash Flows
Cash and cash equivalents include cash on deposit and highly liquid debt instruments purchased with an original maturity of three months or less. The consolidated statements of cash flows includes the results of discontinued operations in net cash from operations for all years presented, as the effect of the discontinued operations on cash flows is not considered material.
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims for unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2007 or 2006.
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to establish that DAC remains recoverable, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments were made during 2007, 2006 or 2005. Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.
Deferred costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality, investment income less interest credited, and expense margins.
Other Reinsurance Balances
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
Goodwill and Value of Business Acquired
Goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. From 2005 through 2007, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2007 and 2006 totaled $7.0 million including accumulated amortization of $1.0 million, and was related to the purchase by the Company’s U.S. operations of RGA Financial Group L.L.C. in 2000. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The value of business acquired was approximately $2.1 million and $2.7 million, including accumulated amortization of $11.3 million and $10.7 million, as of December 31, 2007 and 2006, respectively. The value of business acquired amortization expense for the years ended December 31, 2007, 2006 and 2005 was $0.6 million, $0.8 million, and $1.0 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Amortization of the value of business acquired is estimated to be $0.4 million, $0.4 million, $0.3 million, $0.2 million and $0.2 million during 2008, 2009, 2010, 2011 and 2012, respectively.

Other Assets
In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2007 and 2006, the Company had unamortized computer software costs of approximately $15.9 million and $19.2 million, respectively. During 2007, 2006 and 2005, the Company amortized computer software costs of $4.4 million, $3.0 million, and $5.7 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value. The amortization in 2005 includes an asset impairment charge of $2.7 million.
Future Policy Benefits and Interest-Sensitive Contract Liabilities
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
The Company establishes future policy benefits for minimum death benefit guarantees (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company had no material GMDB liabilities at December 31, 2007 or 2006.
The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance. The liabilities under asset-intensive reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase, equity-indexed annuities, non-variable group annuity contracts and individual variable annuity contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefit riders and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the provisions of SFAS 133.
The Company establishes liabilities for guaranteed minimum living benefit riders relating to certain variable annuity products as follows:

Guaranteed minimum income benefit riders (“GMIB”) provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum level of income (annuity) payments. Under the reinsurance treaty, the Company makes a payment to the ceding company equal to the GMIB net amount-at-risk at the time of annuitization and thus these contracts meet the net settlement criteria of SFAS 133 and the Company assumes no mortality risk. Accordingly, the GMIB is considered an embedded derivative, which is measured at fair value separately from the host variable annuity product.
Guaranteed minimum withdrawal benefit riders (“GMWB”) guarantee the contractholder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contractholder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.
Guaranteed minimum accumulation benefit riders (“GMAB”) provide the contractholder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.
For GMIB, GMWB and GMAB, the initial benefit base is increased by additional purchase payments made within a certain time period and decreased by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also increase as a result of an optional reset as defined in the contract.
The fair values of the GMIB, GMWB and GMAB liabilities are reflected in interest-sensitive contract liabilities on the consolidated balance sheets and are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior. In measuring the fair value of GMIBs, GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum income, withdrawal and accumulation benefits (at inception). The changes in fair value are reported in investment related gains (losses), net. Any additional fees represent “excess” fees and are reported in other revenues on the consolidated statements of income. These variable annuity guaranteed living benefit riders may be more costly than expected in volatile or declining markets, causing an increase in interest-sensitive contract liabilities, negatively affecting net income.
The Company reinsures equity-indexed annuity contracts. These contracts allow the contract holder to elect an interest rate return or an equity market component where interest credited is based on the performance of common stock market indices, such as the S&P 500 Index®, the Dow Jones Industrial Average, or the NASDAQ. The equity market option is considered an embedded derivative, similar to a call option, which is reflected at fair value on the consolidated balance sheets in interest-sensitive contract liabilities. The fair value of embedded derivatives is computed based on a projection of future equity option costs using a budget methodology, discounted back to the balance sheet date using current market indicators of volatility and interest rates. Changes in the fair value of the embedded derivatives are included as a component of interest credited on the consolidated statements of income.
The Company periodically reviews its estimates of actuarial liabilities for interest-sensitive contract liabilities and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company and business segment, but generally averages around 2.9 months on a consolidated basis. The Company updates its analysis of incurred but not reported, including lag studies, on a quarterly basis and adjusts its claim liabilities accordingly.
Other Liabilities
Other liabilities primarily includes investments in transit, separate accounts, employee benefits, current federal income taxes payable, and payables related to securities lending collateral and repurchase agreements. The Company requires cash collateral to be paid on securities lending transactions. The cash collateral is reported in cash and cash equivalents, while the offsetting collateral re-payment obligation is reported in other liabilities. There were no securities lending agreements outstanding at December 31, 2007 and 2006. The Company utilizes sales of investment securities with agreements to repurchase the same securities for purposes of short-term financing. The repurchase obligation is a component of other liabilities. The repurchase obligation was $30.1 million at December 31, 2007. There were no repurchase obligations outstanding at December 31, 2006.
Income Taxes
RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Sigma Reinsurance SPC, Timberlake Financial L.L.C. (“Timberlake Financial”), Timberlake Reinsurance Company II (“Timberlake Re”), Fairfield Management Group, Inc., Reinsurance Partners, Inc. and RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), formerly Triad Re, Ltd., and Parkway Reinsurance Company. The Company’s Argentine, Australian, Barbadian, Bermudian, Canadian, South African, Indian, Irish, and United Kingdom subsidiaries are taxed under applicable local statutes.
For all years presented the Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.
Collateral Finance Facility
Collateral finance facility represents notes issued to fund collateral requirements for statutory reserves on specified term life insurance policies reinsured by RGA Reinsurance. The cost of the facility is reflected in collateral finance facility expense. See Note 16 — “Collateral Finance Facility” for additional information.
Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company
During December 2001, RGA Capital Trust I (the “Trust”), a wholly-owned subsidiary of RGA, sold Preferred Income Equity Redeemable Securities (“PIERS”) Units. Each unit consists of a preferred security (“Preferred Securities”) issued by the Trust with a detachable warrant to purchase 1.2508 shares of RGA common stock. The Trust sold 4.5 million PIERS units. The fair value of the Preferred Securities on the date issued, $158.1 million, was recorded in liabilities on the consolidated balance sheets under the caption “Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures”. The coupon rate of the Preferred Securities is 5.75% on a face amount of $225.0 million.
Warrants
The fair value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders’ equity on the consolidated balance sheets under the caption “Warrants”. In the aggregate as of December 31, 2007, 4.5 million warrants to purchase approximately 5.6 million shares of Company common stock at a price per share of $39.98 were outstanding. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.
Foreign Currency Translation
The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI on the consolidated balance sheets until the underlying subsidiary is sold or substantially liquidated. The Company’s material functional currencies are the Australian dollar, the British pound, the Canadian dollar, the Japanese yen, the Korean won, the South African rand and euros.
Retrocession Arrangements and Reinsurance Ceded Receivables
The Company generally reports retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. Effective January 1, 2008, the Company increased the maximum amount of coverage that it retains per life in the U.S. from $6.0 million to $8.0 million. This increase does not affect business written prior to January 1, 2008, unless the Company elects to recapture eligible business previously ceded at a lower retention level. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company’s U.S. retention limit from $6.0 million to $8.0 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 22 such cases of over-retained policies, for amounts averaging $1.7 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $10.1 million. The Company has mitigated the risk related to the over-retained policies by entering into one-year agreements with other reinsurers that commenced in September and October of 2007. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2007, all rated retrocession pool participants followed by the A.M. Best Company were rated “A-” or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, RGA Americas or RGA Atlantic.
The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.
Recognition of Revenues and Related Expenses
Life and health premiums are recognized as revenue when due from the insured, and are reported net of amounts retroceded. Benefits and expenses are reported net of amounts retroceded and are associated with earned premiums so that profits are recognized over the life of the related contract. This association is accomplished through the provision for future policy benefits and the amortization of deferred policy acquisition costs. Other revenue includes items such as treaty recapture fees, fees associated with financial reinsurance and policy changes on interest-sensitive and investment-type products that the Company reinsures. Any fees that are collected in advance of the period benefited are deferred and recognized over the period benefited. Initial reserve changes are netted against premiums when an in force block of business is reinsured.
For certain reinsurance transactions involving in force blocks of business, the ceding company pays a premium equal to the initial required reserve (future policy benefit). In such transactions, for income statement presentation, the Company nets the expense associated with the establishment of the reserve on the consolidated balance sheet against the premiums from the transaction.
Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 3.8%, 4.3% and 4.1%, during 2007, 2006 and 2005, respectively. The weighted average interest-crediting rates for U.S. dollar-denominated investment-type contracts ranged from 3.1% to 9.5% during 2007, 2.5% to 4.8% during 2006 and 3.2% to 5.8% during 2005.
Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in net income, as are write-downs of investments where declines in value are deemed to be other-than-temporary in nature. The cost of investments sold is determined based upon the specific identification method.
Net Earnings Per Share
Basic earnings per share exclude any dilutive effects of any outstanding options, warrants or units. Diluted earnings per share include the dilutive effects assuming outstanding stock options, warrants or units were exercised.

New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not adopt SFAS 159 for any of its eligible financial instruments.
In September 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-5. This issue titled “Accounting for the Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4”, clarified that the amount of the DAC receivable beyond one year generally must be discounted to present value under Accounting Principles Board Opinion 21. The Company adopted the provisions of EITF Issue 06-05 effective January 1, 2007. The adoption of EITF Issue 06-05 did not have a material impact on the Company’s consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007. The guidance in SFAS 157 will be applied prospectively with certain exceptions. The Company currently expects the adoption of SFAS 157 to result in a gain of approximately $2.4 million, pretax, related primarily to the decrease in the fair value of liability embedded derivatives associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The Company adopted FIN 48 effective January 1, 2007. As a result of adoption of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million.
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
In September 2005, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts” (“SOP 05-1”). SOP 05-1 provides guidance on accounting by insurance enterprises for DAC on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments”. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. SOP 05-1 is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. In addition, in February 2007, the AICPA issued related Technical Practice Aids (“TPAs”) to provide further clarification of SOP 05-1. The TPAs became effective concurrently with the adoption of the SOP 05-1. The Company adopted SOP 05-1 effective January 1, 2007. The adoption of SOP 05-1 and related TPAs did not have a material impact on the Company’s consolidated financial statements.
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
In June 2005, the FASB completed its review of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP 115-1”), which nullifies the accounting guidance on the determination of whether an investment is other-than-temporarily impaired as set forth in EITF 03-1. As required by FSP 115-1, the Company adopted this guidance on a prospective basis, which had no material impact on the Company’s consolidated financial statements, and has provided the required disclosures.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for corrections of errors or a voluntary change in accounting principle unless it is deemed impracticable.

It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be reported as a change in accounting estimate rather than a change in accounting principle. SFAS 154 was adopted by the Company during the first quarter of 2006 and did not have a material impact on the Company’s consolidated financial statements.
In December 2004, the FASB revised SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) to “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement was adopted by the Company during the first quarter of 2006 increasing compensation cost by approximately $1.7 million. See Note 18 — “Equity Based Compensation” for additional information.
Reclassification
The Company has reclassified the presentation of certain prior period information to conform to the 2007 presentation.
          Note 3 STOCK TRANSACTIONS
In March 2007, the Company issued 242,614 shares of common stock from treasury and repurchased 65,082 of its common shares at $55.48 per share in settlement of income tax withholding requirements incurred by recipients of an equity incentive award. In December 2007, the Company purchased 17,286 of its common shares at $51.55 per share and subsequently issued 24,059 common shares from treasury as settlement of an equity incentive award.
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
On January 23, 2002, the board of directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of its shares of stock, as conditions warrant. The board’s action allows management, at its discretion, to purchase shares on the open market. During 2002, the Company purchased 225,500 shares under this program at an aggregate cost of $6.6 million. Purchased shares are held as treasury stock. The Company generally uses treasury shares to support the future exercise of options or settlement of awards granted under its stock plans.
          Note 4 INVESTMENTS
Net Investment Income
Major categories of net investment income consist of the following (dollars in thousands):

Years Ended December 31,	2007	2006	2005
Fixed maturity securities available-for-sale	$496,187	$408,603	$339,051
Mortgage loans on real estate	49,961	42,674	40,827
Policy loans	62,736	54,322	57,237
Funds withheld at interest	276,741	256,566	192,122
Short-term investments	9,573	5,142	2,236
Other invested assets	25,533	24,848	17,569

Investment revenue	920,731	792,155	649,042
Investment expense	12,827	12,500	9,877

Net investment income	$907,904	$779,655	$639,165

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

Years Ended December 31,	2007	2006	2005
Fixed maturities and equity securities available-for-sale:
Gross realized gains	$23,570	$27,094	$36,463
Gross realized losses	(39,990)	(31,104)	(24,733)
Foreign currency loss	(10,492)	—	—
Derivatives and other, net	(151,804)	6,600	9,304

Net gains (losses)	$(178,716)	$2,590	$21,034

The Company monitors its investment securities to identify impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the estimated fair value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities with an other-than-temporary impairment in value are written down to management’s estimate of fair value. Included in net realized losses are other-than-temporary write-downs of fixed maturity and equity securities of approximately $8.5 million, $2.2 million, and $0.5 million in 2007, 2006 and 2005, respectively. The circumstances that gave rise to these impairments were management’s intention to sell certain securities which were trading at amounts less than the then carrying value, bankruptcy proceedings on the part of the issuer or deterioration in collateral value supporting certain asset-backed securities. In addition, included in net realized losses are other-than-temporary write-downs related to limited partnerships of $3.2 million and $1.3 million in 2006 and 2005, respectively. During 2007, the Company recognized a $10.5 million foreign currency translation loss related to its decision to sell its direct insurance operations in Argentina. The Company does not expect the ultimate sale of that subsidiary to generate a material financial impact. Investment income and a portion of investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
At December 31, 2007 and 2006 the Company owned non-income producing securities with amortized costs of $13.3 million and $12.5 million, and estimated fair values of $14.7 million and $13.4 million, respectively. During 2007, 2006 and 2005 the Company sold fixed maturity securities and equity securities with fair values of $1,085.2 million, $997.0 million, and $822.3 million, which were below amortized cost, at losses of $39.1 million, $31.5 million and $21.8 million, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
Fixed Maturities and Equity Securities Available-for-Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at December 31, 2007 and 2006 are as follows (dollars in thousands):

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2007	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,382,944	$27,350	$96,679	$3,313,615	35.3%
Canadian and Canadian provincial governments	1,561,700	570,691	1,163	2,131,228	22.7%
Residential mortgage-backed securities	1,414,187	12,306	12,216	1,414,277	15.0%
Foreign corporate securities	1,040,817	35,159	25,971	1,050,005	11.2%
Asset-backed securities	494,458	1,252	31,456	464,254	4.9%
Commercial mortgage-backed securities	641,479	8,835	5,087	645,227	6.9%
U.S. government and agencies	3,244	209	1	3,452	—%
State and political subdivisions	52,254	152	945	51,461	0.5%

Continued

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2007	Cost	Gains	Losses	Value	Total
Available-for-sale:
Other foreign government securities	325,609	3,300	4,512	324,397	3.5%

Total fixed maturity securities	$8,916,692	$659,254	$178,030	$9,397,916	100.0%

Non-redeemable preferred stock	$144,942	$986	$19,953	$125,975	91.8%
Common stock	11,483	2	232	11,253	8.2%

Total equity securities	$156,425	$988	$20,185	$137,228	100.0%

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2006	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,150,701	$30,386	$37,153	$3,143,934	37.6%
Canadian and Canadian provincial governments	1,185,386	482,409	684	1,667,111	19.9%
Residential mortgage-backed securities	1,487,205	6,992	17,815	1,476,382	17.6%
Foreign corporate securities	752,098	41,737	5,595	788,240	9.4%
Asset-backed securities	468,188	2,751	1,016	469,923	5.6%
Commercial mortgage-backed securities	499,070	6,711	1,251	504,530	6.1%
U.S. government and agencies	3,236	86	28	3,294	—%
State and political subdivisions	68,462	346	714	68,094	0.8%
Other foreign government securities	253,586	727	3,648	250,665	3.0%

Total fixed maturity securities	$7,867,932	$572,145	$67,904	$8,372,173	100.0%

Non-redeemable preferred stock	$144,124	$3,165	$1,362	$145,927	89.7%
Common stock	13,952	2,721	—	16,673	10.3%

Total equity securities	$158,076	$5,886	$1,362	$162,600	100.0%

As of December 31, 2007, the Company held securities with a fair value of $474.7 million issued by the Federal Home Loan Mortgage Corporation, $419.8 million issued by the Federal National Mortgage Corporation, $741.3 million that were issued by a Canadian province, $618.0 million in one entity that were guaranteed by a Canadian province, and $330.1 million issued by a Canadian province, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2006, the Company held securities with an estimated fair value of $582.2 million issued by the Federal Home Loan Mortgage Corporation, $450.0 million issued by the Federal National Mortgage Corporation, $545.0 million in one entity were guaranteed by a Canadian province, and $481.7 million in one entity that was guaranteed by a Canadian province, all of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2007 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2007, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$163,167	$162,528
Due after one year through five years	1,092,013	1,087,055
Due after five years through ten years	1,710,268	1,712,712
Due after ten years	3,401,120	3,911,863
Asset and mortgage-backed securities	2,550,124	2,523,758

Total	$8,916,692	$9,397,916

Corporate Fixed Maturity Securities
The table below shows the major industry types that comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

	December 31, 2007		December 31, 2006
	Estimated		Estimated
	Fair Value	% of Total	Fair Value	% of Total

Finance	$1,343,539	30.8%	$1,297,551	33.0%
Industrial	1,060,236	24.3%	933,578	23.7%
Foreign (1)	1,050,005	24.1%	788,240	20.0%
Utility	503,969	11.5%	548,935	14.0%
Other	405,871	9.3%	363,870	9.3%

Total	$4,363,620	100.0%	$3,932,174	100.0%

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
Unrealized Losses for Fixed Maturities and Equity Securities Available-for-Sale
At December 31, 2007 and 2006 the Company held fixed maturity securities that where below investment grade with book values of $265.8 million and $245.7 million, and estimated fair values of $258.8 million and $246.8 million, respectively.
The following table presents the total gross unrealized losses for 1,105 and 982 fixed maturity securities and equity securities at December 31, 2007 and 2006, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2007			December 31, 2006
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	1,039	$159,563	80.5%	982	$69,266	100.0%
20% or more for less than six months	59	35,671	18.0	—	—	—
20% or more for six months or greater	7	2,981	1.5	—	—	—

Total	1,105	$198,215	100.0%	982	$69,266	100.0%

While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily an increase in the interest rate environment, including a widening of credit default spreads.
The following tables present the estimated fair values and gross unrealized losses for the 1,105 and 982 fixed maturity securities and equity securities that have estimated fair values below amortized cost at December 31, 2007 and 2006, respectively. These investments are presented by class and grade of security, as well as the length of time the estimated fair value has remained below amortized cost.

	December 31, 2007
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,185,664	$63,368	$487,626	$25,541	$1,673,290	$88,909
Canadian and Canadian provincial governments	78,045	1,077	4,313	86	82,358	1,163
Residential mortgage-backed securities	299,655	5,473	348,632	6,743	648,287	12,216
Foreign corporate securities	293,783	17,880	155,445	5,995	449,228	23,875
Asset-backed securities	341,337	24,958	72,445	5,722	413,782	30,680
Commercial mortgage-backed securities	110,097	4,499	46,647	588	156,744	5,087
U.S. government and agencies	700	1	—	—	700	1
State and political subdivisions	27,265	605	14,518	339	41,783	944
Other foreign government securities	127,397	1,635	75,354	2,878	202,751	4,513

Investment grade securities	2,463,943	119,496	1,204,980	47,892	3,668,923	167,388

Non-investment grade securities:
U.S. corporate securities	106,842	6,044	30,105	1,727	136,947	7,771
Asset-backed securities	1,996	776	—	—	1,996	776
Foreign corporate securities	9,692	1,930	3,524	165	13,216	2,095

Non-investment grade securities	118,530	8,750	33,629	1,892	152,159	10,642

Total fixed maturity securities	$2,582,473	$128,246	$1,238,609	$49,784	$3,821,082	$178,030

Equity securities	$83,166	$16,764	$19,073	$3,421	$102,239	$20,185

Total number of securities in an unrealized loss position	691		414		1,105

	December 31, 2006
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$850,427	$10,626	$708,738	$23,782	$1,559,165	$34,408
Canadian and Canadian provincial governments	54,782	627	2,847	56	57,629	683
Residential mortgage-backed securities	505,336	5,419	542,386	12,395	1,047,722	17,814
Foreign corporate securities	295,414	4,045	47,502	1,379	342,916	5,424
Asset-backed securities	197,525	634	22,036	365	219,561	999

Continued

	December 31, 2006
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial mortgage-backed securities	236,607	961	10,028	289	246,635	1,250
U.S. government and agencies	105	—	979	28	1,084	28
State and political subdivisions	29,229	270	13,269	444	42,498	714
Other foreign government securities	175,247	3,137	27,862	512	203,109	3,649

Investment grade securities	2,344,672	25,719	1,375,647	39,250	3,720,319	64,969

Non-investment grade securities:
U.S. corporate securities	64,457	1,197	34,623	1,550	99,080	2,747
Asset-backed securities	3,282	18	—	—	3,282	18
Foreign corporate securities	3,430	153	104	17	3,534	170

Non-investment grade securities	71,169	1,368	34,727	1,567	105,896	2,935

Total fixed maturity securities	$2,415,841	$27,087	$1,410,374	$40,817	$3,826,215	$67,904

Equity securities	$25,926	$668	$15,874	$694	$41,800	$1,362

Total number of securities in an unrealized loss position	574		408		982

The investment securities in an unrealized loss position as of December 31, 2007 consisted of 1,105 securities accounting for unrealized losses of $198.2 million. Of these unrealized losses 94.6% were investment grade and 80.5% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads.
Of the investment securities in an unrealized loss position for 12 months or more as of December 31, 2007, 12 securities were 20% or more below cost, including one security which was also below investment grade. This security accounted for unrealized losses of approximately $0.2 million. The security was issued by a corporation in the industrial industry, was current on all terms and the Company currently expects to collect full principal and interest.
As of December 31, 2007, the Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007. However, from time to time, the Company may sell securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.
At December 31, 2007 and 2006, the Company had $198.2 million and $69.3 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	December 31,
	2007	2006
Sector:
U.S. corporate securities	59%	56%
Canadian and Canada provincial governments	1%	1%
Residential mortgage-backed securities	6%	26%
Foreign corporate securities	13%	8%
Asset-backed securities	16%	1%
Commercial mortgage-backed securities	3%	2%
State and political subdivisions	—%	1%
Other foreign government securities	2%	5%

Total	100%	100%

Industry:
Finance	49%	17%
Asset-backed	16%	1%
Industrial	12%	23%
Mortgage-backed	9%	29%
Government	3%	7%
Utility	4%	12%
Other	7%	11%

Total	100%	100%

As described more fully in Note 2 — “Summary of Significant Accounting Policies”, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.
Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to the general rise in rates during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.
Securities Lending and Other
The Company participates in a securities lending program whereby blocks of securities, which are included in investments, are loaned to third parties, primarily major brokerage firms. The Company requires a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. No securities were loaned to third parties as of December 31, 2007 and 2006. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These transactions are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at December 31, 2007 and 2006. Both securities lending and securities purchase arrangements under agreements to resell are accounted for as investing activities on the Company’s consolidated balance sheets and consolidated statements of cash flow, and the income associated with the program is reported in net investment income since such transactions are entered into for income generation purposes, not funding purposes.
Mortgage Loans
     The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 85% or less for domestic mortgages. The distribution of mortgage loans by property type is as follows as of December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
Property type:
Apartment	$66,559	8%	$57,415	8%
Retail	222,156	27%	193,077	26%
Office building	247,086	30%	218,957	30%
Industrial	258,114	31%	235,047	32%
Other commercial	37,642	4%	31,122	4%

Total	$831,557	100%	$735,618	100%

All of the Company’s mortgage loans are amortizing loans. As of December 31, 2007 and 2006, the Company’s mortgage loans were distributed throughout the United States as follows (dollars in thousands):

	2007		2006
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
California	$161,561	19%	$147,572	20%
Florida	106,876	13%	69,115	9%
Illinois	60,269	7%	62,402	8%
Georgia	59,612	7%	57,571	8%
Arizona	50,692	6%	47,432	6%
Missouri	49,330	6%	36,098	5%
Virginia	47,469	6%	39,801	5%
All Others	295,748	36%	275,627	39%

Total	$831,557	100%	$735,618	100%

All mortgage loans are performing and no valuation allowance had been established as of December 31, 2007 and 2006.
The maturities of the mortgage loans as of December 31, 2007 and 2006 are as follows (dollars in thousands):

	2007	2006
Due one year through five years	$122,384	$117,463
Due after five years	562,501	487,691
Due after ten years	146,672	130,464

Total	$831,557	$735,618

Policy Loans
Policy loans comprised approximately 6.5% and 6.9% of the Company’s investments as of December 31, 2007 and 2006, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. Funds withheld at interest comprised approximately 29.0% and 28.3% of the Company’s investments as of December 31, 2007 and 2006, respectively. Of the $4.7 billion funds withheld at interest balance as of December 31, 2007, $3.3 billion of the balance is associated with one client. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 6.42%, 7.08% and 6.63% for the years ended December 31, 2007, 2006 and 2005, respectively. In most cases, the Company is subject to the investment performance on the funds withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, preferred stocks, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 1.7% and 1.5% of the Company’s investments as of December 31, 2007 and 2006, respectively.
     Note 5 DERIVATIVE INSTRUMENTS
The following table presents the notional amounts and fair value of derivative instruments (dollars in thousands):

	December 31, 2007			December 31, 2006
		Carrying Value/			Carrying Value/
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Interest rate swaps(1)	$109,345	$923	$208	$—	$—	$—
Financial futures(1)	12,564	—	—	—	—	—
Foreign currency swaps(1)	197,044	—	5,104	—	—	—
Foreign currency forwards(1)	13,100	98	—	1,800	—	17
Credit default swaps(1)	225,000	—	1,750	110,000	318	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	1,688	86,778	—	56,815	—
Indexed annuity products(3)	—	65,662	533,851	—	5,707	49,102
Variable annuity products(3)	—	—	8,964	—	—	—

Total derivative instruments	$557,053	$68,371	$636,655	$111,800	$62,840	$49,119

(1)	Carried on the Company’s consolidated balance sheets in other invested assets or as liabilities within other liabilities, at fair value.

(2)	Embedded is included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
As of December 31, 2007 the Company held foreign currency swaps that were designated and qualified as a hedge of a portion of its net investment in its Canadian operation. As of December 31, 2007 and 2006, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives.

For the years ended December 31, 2007, 2006 and 2005, the Company recognized as investment related gains (losses), net, excluding embedded derivatives, changes in fair value of $(3.4) million, $1.0 million and $0.4 million, respectively, related to derivatives that do not qualify for hedge accounting.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in its Canadian operation against adverse movements in exchange rates. The Company measures ineffectiveness on the foreign currency swaps based upon the change in forward rates. There was no ineffectiveness recorded for the year ended December 31, 2007. The Company had no hedges of net investments in foreign operations for the year ended December 31, 2006.
The Company’s consolidated statements of stockholders’ equity for the year ended December 31, 2007 includes a loss of $5.1 million, related to foreign currency swaps used to hedge its net investments in its Canadian operation. At December 31, 2007, the cumulative foreign currency translation loss recorded in accumulated other comprehensive income related to these hedges was $5.1 million. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income. A pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses) in the consolidated statements of income, except where otherwise noted.
Interest Rate Swaps
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). In an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are entered into pursuant to master agreements that provide for a single net payment or individual gross payments to be made by the counterparty at each due date.
Financial Futures
Exchange-traded equity futures are used primarily to economically hedge liabilities embedded in certain variable annuity products assumed by the Company. In exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the different stock indices, and to post variation margin on a daily basis in an amount equal to the difference in the daily estimated fair values of those contracts. The Company enters into exchange-traded equity futures with regulated futures commission merchants that are members of the exchange.
Foreign Currency Swaps
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company also uses foreign currency swaps to hedge the foreign currency risk associated with certain of its net investments in foreign operations.
Foreign Currency Forwards
Foreign currency forwards are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. In a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date.
Credit Default Swaps
Certain credit default swaps are used by the Company to diversify its credit risk exposure in certain portfolios. The Company’s current credit default swap transactions are exchange traded instruments in which the Company receives payments at specified intervals to insure credit risk on a portfolio of investment securities. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities or value of the referenced investment securities equal to the specified swap notional in exchange for the payment of cash amounts by the Company equal to the par value of the investment security surrendered.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The amounts related to embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses) during the years ended December 31, 2007, 2006 and 2005 were gains (losses) of $(150.9) million, $6.5 million and $7.4 million, respectively. After the associated amortization of DAC and taxes, the related amounts included in net income during the years ended December 31, 2007, 2006 and 2005 were gains (losses) of $(26.3) million, $1.8 million and $0.3 million, respectively. The amounts related to embedded derivatives in equity-indexed annuities included in interest credited during the years ended December 31, 2007, 2006 and 2005 were gains (losses) of $(66.3) million, $(79.8) million and $(44.8) million, respectively.
Credit Risk
The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value at the reporting date.
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
     NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2007 and 2006. Fair values have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts (dollars in thousands):

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets:
Fixed maturity securities	$9,397,916	$9,397,916	$8,372,173	$8,372,173
Mortgage loans on real estate	831,557	841,427	735,618	746,560
Policy loans	1,059,439	1,059,439	1,015,394	1,015,394
Funds withheld at interest	4,749,496	4,683,496	4,129,078	4,171,306
Short-term investments	75,062	75,062	140,281	140,281
Other invested assets	284,220	298,573	220,356	230,071
Cash and cash equivalents	404,351	404,351	160,428	160,428
Accrued investment income	77,537	77,537	68,292	68,292
Reinsurance ceded receivables	111,172	32,044	86,175	6,069
Liabilities:
Interest-sensitive contract liabilities	$4,941,858	$4,196,617	$4,605,661	$3,885,515
Long-term and short-term debt	925,838	873,614	705,549	717,180
Collateral finance facility	850,361	761,111	850,402	850,402
Company-obligated mandatorily redeemable preferred securities	158,861	177,523	158,701	226,091

Publicly traded fixed maturity securities are valued based upon quoted market prices or estimates from independent pricing services. Private placement fixed maturity securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is adjusted annually based on a market index and therefore carrying value approximates fair value. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheets based primarily on quoted market prices, while limited partnership interests are carried at cost. The fair value of limited partnerships is based on net asset values. The carrying value for accrued investment income approximates fair value.
The carrying and fair values of interest-sensitive contract liabilities exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company’s long-term debt is estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality. The fair values of the Company’s collateral finance facility and company-obligated mandatorily redeemable preferred securities are estimated using discounted cash flows.
     Note 7 REINSURANCE
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2007 and 2006, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers and retrocessionaires.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years Ended December 31,	2007	2006	2005

Direct	$2,539	$2,958	$3,795
Reinsurance assumed	5,370,970	4,732,491	4,218,033
Reinsurance ceded	(464,483)	(389,480)	(355,053)

Net premiums	$4,909,026	$4,345,969	$3,866,775

The effect of reinsurance on claims and other policy benefits is as follows (dollars in thousands):

Years Ended December 31,	2007	2006	2005

Direct	$3,705	$3,602	$3,374
Reinsurance assumed	4,231,436	3,667,795	3,443,283
Reinsurance ceded	(251,145)	(183,009)	(258,755)

Net claims and other policy benefits	$3,983,996	$3,488,388	$3,187,902

At December 31, 2007 and 2006, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.
The effect of reinsurance on life insurance in force is shown in the following schedule (in millions):

	Direct	Assumed	Ceded	Net	Assumed/Net %

Life Insurance In Force:
December 31, 2007	$79	$2,119,890	$48,108	$2,071,861	102.32%
December 31, 2006	78	1,941,449	47,458	1,894,069	102.50%
December 31, 2005	77	1,713,222	59,241	1,654,058	103.58%
At December 31, 2007, the Company’s U.S. and Asia Pacific segments provided approximately $1.2 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company retrocedes the majority of the assumed financial reinsurance. The Company earns a fee based on the amount of net outstanding financial reinsurance.

Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels. As of December 31, 2007, these treaties had approximately $572.9 million in reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,085.9 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the Company at December 31, 2007. Securities with an amortized cost of $1,369.3 million, as of December 31, 2007, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. See Note 16 - “Collateral Finance Facility” for additional information on assets in trust.
     Note 8 DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

Years Ended December 31,	2007	2006	2005

Deferred policy acquisition costs:
Assumed	$3,247,901	$2,900,181	$2,557,268
Retroceded	(85,950)	(92,128)	(91,638)

Net	$3,161,951	$2,808,053	$2,465,630

Years Ended December 31,	2007	2006	2005

Beginning of year	$2,808,053	$2,465,630	$2,225,974
Capitalized:
Assumed	849,139	891,597	920,372
Retroceded	(6,433)	(7,252)	(15,529)
Amortized:
Assumed	(676,538)	(630,574)	(613,025)
Allocated to change in value of embedded derivatives	104,381	(3,735)	(6,972)
Retroceded	12,611	6,762	19,648
Foreign currency changes	70,738	85,625	(64,838)

End of year	$3,161,951	$2,808,053	$2,465,630

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
     Note 9 INCOME TAX
The provision for income tax expense attributable to income from continuing operations consists of the following (dollars in thousands):

Years Ended December 31,	2007	2006	2005

Current income tax expense	$45,157	$853	$44,583
Deferred income tax expense	83,057	114,708	32,815
Foreign current tax expense	16,947	23,449	34,762
Foreign deferred tax expense	21,484	19,117	8,578

Provision for income taxes	$166,645	$158,127	$120,738

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (dollars in thousands):

Years Ended December 31,	2007	2006	2005

Tax provision at U.S. statutory rate	$166,221	$157,986	$124,721
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(3,824)	(4,123)	(3,410)
Travel and entertainment	248	198	167
Deferred tax valuation allowance	2,664	274	(4,739)
Amounts related to tax audit contingencies	1,230	3,780	3,234
Other, net	106	12	765

Total provision for income taxes	$166,645	$158,127	$120,738

Total income taxes were as follows (dollars in thousands):

Years Ended December 31,	2007	2006	2005

Income taxes from continuing operations	$166,645	$158,127	$120,738
Tax benefit on discontinued operations	(7,775)	(2,720)	(6,154)
Income tax from stockholders’ equity:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	(20,768)	(8,223)	47,048
Exercise of stock options	(4,476)	(2,821)	(1,566)
Foreign currency translation	6,557	1,727	(3,238)
Unrealized pension and post retirement	1,642	(6,083)	—

Total income taxes provided	$141,825	$140,007	$156,828

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2007 and 2006, are presented in the following tables (dollars in thousands):

Years Ended December 31,	2007	2006

Deferred income tax assets:
Nondeductible accruals	$42,095	$22,510
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	126,943	—
Deferred acquisition costs capitalized for tax	58,159	49,750
Net operating loss carryforward	325,119	781,481
Capital loss and foreign tax credit carryforwards	7,943	482

Subtotal	560,259	854,223
Valuation allowance	(7,665)	(5,000)

Total deferred income tax assets	552,594	849,223

Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	868,085	977,790
Reserve for policies and investment income differences	262,797	404,841
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	—	104,725
Differences in foreign currency translation	18,469	11,897
Differences in the tax basis of cash and invested assets	163,876	178,818

Total deferred income tax liabilities	1,313,227	1,678,071

Net deferred income tax liabilities	$760,633	$828,848

As of December 31, 2007 and 2006, a valuation allowance for deferred tax assets of approximately $7.7 million and $5.0 million, respectively, was provided on the foreign tax credits, net operating and capital losses of General American Argentina

Seguros de Vida, S.A., RGA South Africa Holdings, RGA Financial Products Limited, RGA UK Services Limited, and RGA Reinsurance Company. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized. Except for RGA International Reinsurance Company Ltd., and RGA Global Reinsurance Company Limited, the Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries because the Company considers these earnings to be permanently reinvested and does not expect these earnings to be repatriated in the foreseeable future.
During 2007, 2006, and 2005, the Company received federal and non U.S. income tax refunds and foreign tax credit reimbursements of approximately $1.9 million, $46.3 million and $32.3 million, respectively. The Company made cash income tax payments of approximately $26.1 million, $12.9 million and $79.3 million in 2007, 2006 and 2005, respectively. At December 31, 2007 and 2006, the Company recognized gross deferred tax assets associated with net operating losses of approximately $932.4 million and $2.2 billion, respectively, that will expire between 2019 and 2027. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, will not be lost, due to the application of tax planning strategies that management would utilize.
The Company files income tax returns with the U.S. federal government and various state and non U.S. jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other non U.S. jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and non U.S. income tax examinations by tax authorities for years prior to 2003.
As a result of the adoption of FIN 48 on January 1, 2007, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million. The Company reclassified, at adoption, $9.1 million of current income tax payables to the liability for unrecognized tax benefits, included within other liabilities. The Company also reclassified, at adoption, $169.9 million of deferred income tax liabilities for which the ultimate deductibility is highly certain but for which there is uncertainly about the timing of such deductibility, to the liability for unrecognized tax benefits. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. The total amount of unrecognized tax benefits as of January 1, 2007 that would affect the effective tax rate if recognized was $26.4 million. The Company also had $29.8 million of accrued interest, included within other liabilities, as of January 1, 2007. The Company classifies interest accrued related to unrecognized tax benefits in interest expense, while penalties are included within income tax expense.
As of December 31, 2007, the Company’s total amount of unrecognized tax benefits was $198.2 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $27.7 million. It is not anticipated that the Company’s liability for unrecognized tax benefits will change significantly over the next 12 months due to the fact that most of the Company’s unrecognized tax benefits are timing in nature and even if recognized, would be offset by the addition of uncertain tax benefits that the Company does not consider effectively settled. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2007, is as follows (dollars in thousands):

Total Unrecognized Tax
Benefits
Balance at January 1, 2007 (date of adoption)	$196,317
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(5,795)
Additions for tax positions of current year	7,718
Reductions for tax positions of current year	—
Settlements with tax authorities	—

Balance at December 31, 2007	$198,240

During the year ended December 31, 2007, the Company recognized $3.9 million in interest expense. As of December 31, 2007, the Company had $33.7 million of accrued interest related to unrecognized tax benefits. The net increase of $3.9 million from the date of adoption resulted from an increase of $13.3 million of accrued interest and a decrease of $9.4 million related to effectively settled positions.
     Note 10 EMPLOYEE BENEFIT PLANS
Certain subsidiaries of the Company are sponsors or administrators of both qualified and non-qualified defined benefit pension plans (“Pension Plans”). The largest of these plans is a non-contributory qualified defined benefit pension plan sponsored by RGA Reinsurance that covers U.S. employees. The benefits under the Pension Plans are generally based on years of service and compensation levels.
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $1.4 million, $1.6 million, and $1.3 million in 2007, 2006 and 2005, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits.
A December 31 measurement date is used for all of the defined benefit and postretirement plans.
Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$42,252	$30,898	$12,305	$10,232
Service cost	3,082	2,662	630	687
Interest cost	2,303	1,975	581	632
Settlements	—	(104)	—	—
Participant contributions	—	—	35	22
Plan amendments	—	5,152	—	—
Actuarial losses	(2,710)	2,016	(2,627)	903
Benefits paid	(1,393)	(413)	(170)	(170)
Foreign currency rate change effect	1,151	96	—	—

Benefit obligation at end of year	$44,685	$42,282	$10,754	$12,306

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2007	2006	2007	2006
Change in plan assets:
Contract value of plan assets at beginning of year	$21,640	$16,077	$—	$—
Actual return on plan assets	1,674	2,145	—	—
Settlements	—	(104)	—	—
Employer contributions	2,263	3,979	135	148
Participant contributions	—	—	35	22
Benefits paid and expenses	(1,393)	(413)	(170)	(170)

Contract value of plan assets at end of year	$24,184	$21,684	$—	$—

Funded status at end of year	$(20,501)	$(20,598)	$(10,754)	$(12,306)

Amounts recognized in balance sheets:
Non-current assets	$—	$—	$—	$—
Current liabilities	(222)	(347)	(136)	(1,442)
Non-current liabilities	(20,279)	(20,251)	(10,618)	(10,864)

Net amount recognized	$(20,501)	$(20,598)	$(10,754)	$(12,306)

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2007	2006	2007	2006
Amounts recognized in accumulated other comprehensive income:
Net actuarial (gain) loss	$5,977	$8,703	$2,479	$4,607
Net prior service cost	4,335	4,070	—	—

Total	$10,312	$12,773	$2,479	$4,607

The following table presents additional year-end information for pension plans based on the excess or shortfall of plan assets as compared to the accumulated benefit obligation (“ABO”) as of December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	ABO in Excess of Plan Assets	Plan Assets in Excess of ABO	ABO in Excess of Plan Assets	Plan Assets in Excess of ABO
Aggregate projected benefit obligation	$18,645	$26,040	$16,967	$25,315
Aggregate contract value of plan assets	—	24,184	—	21,684
Accumulated benefit obligation	16,103	22,617	11,498	21,219
The components of net periodic benefit cost were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$3,082	$2,662	$2,047	$630	$687	$598
Interest cost	2,303	1,975	1,589	582	632	518
Expected return on plan assets	(1,876)	(1,516)	(1,156)	—	—	—
Amortization of prior actuarial losses	341	377	353	141	279	221
Amortization of prior service cost	363	316	30	—	—	—

Net periodic benefit cost	$4,213	$3,814	$2,863	$1,353	$1,598	$1,337

The Company expects to contribute to the plans $2.0 million in pension benefits and $0.3 million in other benefits during 2008.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension	Other
	Benefits	Benefits
2008	$1,941	$141
2009	2,256	172
2010	2,816	193
2011	3,381	223
2012	4,166	252
2013-2016	21,990	1,885
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.5 and $0.1 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate used to determine accumulated benefit obligation	5.81%	5.75%	6.00%	5.75%
Discount rate used to determine net benefit cost or income	5.70%	5.75%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	—	—
Rate of compensation increase	4.20%	4.25%	—	—
The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the long-term expectations on the performance of the markets. While the precise expected return derived using this approach may fluctuate from year to year, the policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate.
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2007	2006
Pre-Medicare eligible claims	9% down to 5% in 2012	10% down to 5% in 2012
Medicare eligible claims	9% down to 5% in 2012	10% down to 5% in 2012
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$314	$(235)
Effect on accumulated postretirement benefit obligation	$2,372	$(1,827)
Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.
Allocation of the Pension Plan’s total plan fair value and target allocations by asset type:

	Fair Value		Target Allocation
Asset Category:	2007	2006	2007	2006
Equity securities	75%	76%	75%	75%
Debt securities	25%	24%	25%	25%

Total	100%	100%	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions.
Savings and Investment Plans
Certain subsidiaries of the Company also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $2.8 million, $1.8 million and $2.3 million in 2007, 2006 and 2005, respectively.
     Note 11 RELATED PARTY TRANSACTIONS
General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost of these services for the years ended December 31, 2007, 2006 and 2005 was approximately $2.8 million, $2.4 million and $1.7 million, respectively, included in other expenses. Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.
RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides Internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2007, 2006 and 2005 of approximately $0.6 million, $0.7 million and $1.6 million, respectively.
The Company also has arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. As of December 31, 2007, the Company had reinsurance related assets, excluding investments allocated to support the business, and liabilities from these agreements totaling $105.9 million and $277.6 million, respectively. Prior-year comparable assets and liabilities were $114.6 million and $306.7 million, respectively. Additionally, the Company reflected net premiums of approximately $250.9 million, $227.8 million and $226.7 million in 2007, 2006 and 2005, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income (loss), excluding investment income allocated to support the business, was approximately $16.0 million, $10.9 million and $(11.3) million in 2007, 2006 and 2005, respectively.
     Note 12 LEASE COMMITMENTS
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2007 are as follows:

2008	$9.5 million
2009	8.3 million
2010	6.4 million
2011	4.1 million
2012	4.2 million
Thereafter	11.3 million
The amounts above are net of expected sublease income of approximately $0.4 million annually through 2010. Rent expenses amounted to approximately $11.8 million, $7.5 million and $8.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS — SIGNIFICANT SUBSIDIARIES
The following table presents selected statutory financial information for the Company’s primary life reinsurance legal entities, as of or for the years ended December 31, 2007, 2006, and 2005 (dollars in thousands):

	Statutory		Statutory
	Capital & Surplus		Net Income (Loss)
	2007	2006	2007	2006	2005
RCM	$1,184,135	$1,045,611	$5,167	$68,484	$(90,070)
RGA Reinsurance	1,184,134	1,050,846	(41,535)	(61,466)	(62,759)
RGA Canada	413,354	324,802	12,244	12,802	(5,084)
RGA Barbados	232,734	188,996	52,562	27,065	31,033
RGA Americas	321,506	291,282	33,614	54,978	39,764
Timberlake Re	89,651	89,783	(69,621)	(574,694)	—
Other reinsurance subsidiaries	458,969	325,210	47,800	52,030	32,093
The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk-based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2008, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $118.4 million and $118.4 million, respectively. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. RCM’s allowable dividends for 2008 are not affected by this provision. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.
     Note 14 COMMITMENTS AND CONTINGENT LIABILITIES
The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $4.5 million and $107.4 million, respectively, at December 31, 2007. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in mortgage loans and limited partnerships are carried at cost and included in total investments in the consolidated balance sheets. The Company has entered into sales of investment securities under agreements to repurchase the same securities for purposes of short-term financing. The repurchase obligation, included in other liabilities on the consolidated balance sheets, was $30.1 million at December 31, 2007.
The Company is currently a party to an arbitration that involves its discontinued accident and health business, including personal accident business and London market excess of loss business. The Company is also a party to a threatened arbitration related to its life reinsurance business. As of February 1, 2008, the parties involved in these actions have raised claims related to the accident and health business in the amount of $2.4 million, which is $1.6 million in excess of the amounts held in reserve by the Company and raised claims related to the life reinsurance business in the amount of $4.9 million, which is $4.9 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. See Note 21 — “Discontinued Operations” for more information. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2007 and 2006, there were approximately $22.6 million and $19.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including offshore subsidiaries RGA Americas, RGA Barbados and RGA Worldwide. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2007 and 2006, $459.6 million and $437.7 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. In September 2007, the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the new facility. At December 31, 2007, the Company had $406.0 million in issued, but undrawn, letters of credit under this new facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $325.1 million and $276.5 million as of December 31, 2007 and 2006, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2007, RGA’s exposure related to these guarantees was $158.9 million. RGA has issued payment guarantees on behalf of one of its subsidiaries in the event the subsidiary fails to make payment under its office lease obligation, the exposure of which was $5.4 million as of December 31, 2007.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
     Note 15 DEBT AND TRUST PREFERRED SECURITIES
The Company’s debt and trust preferred securities consist of the following (dollars in thousands):

	2007	2006

$400 million 6.75% Junior Subordinated Debentures due 2065	$398,644	$398,642
$200 million 6.75% Senior Notes due 2011	199,938	199,923
$300 million 5.625% Senior Notes due 2017	297,483	—
Revolving Credit Facilities	29,773	106,984

Total Debt	925,838	705,549
Less portion due in less than one year (short-term debt)	(29,773)	(29,384)

Long-term Debt	$896,065	$676,165

$225.0 million 5.75% Preferred Securities due 2051	$158,861	$158,701

In March 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $50.0 million of indebtedness under a U.S. bank credit facility. The remaining net proceeds are designated for general corporate purposes. Capitalized issue costs were approximately $2.4 million.
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
The Company has three revolving credit facilities under which it may borrow up to approximately $823.5 million in cash. As of December 31, 2007, the Company had drawn approximately $29.8 million in cash under these facilities. During 2007, the interest rates on the Company’s revolving credit facilities ranged from 5.74% to 7.25%. The Company may borrow up to $750.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2012. As of December 31, 2007, the Company had no cash borrowings outstanding and $406.0 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2008, with an outstanding balance of £15.0 million, or $29.8 million, as of December 31, 2007, and an A$50.0 million Australian credit facility that expires in June 2011, with no outstanding balance as of December 31, 2007. Terminations of revolving credit facilities and maturities of senior notes over the next five years total $29.8 million in 2008 and $200.0 million in 2011.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization, change of control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for amounts that range from $25.0 million to $100.0 million depending on the agreement, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2007, the Company had $925.8 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
RGA guarantees the payment of amounts outstanding under the credit facility maintained by its subsidiary operation in Australia. At December 31, 2007 there was no debt outstanding under this credit facility.
In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I, issued $225.0 million face amount in Preferred Securities due 2051 at a discounted value of $158.1 million. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the Preferred Securities.
     Note 16 COLLATERAL FINANCE FACILITY
On June 28, 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.7 million direct investment by the Company, collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2007, the Company held assets in trust of $898.7 million for this purpose. In addition, the Company held $49.9 million in custody as of December 31, 2007. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
     Note 17 SEGMENT INFORMATION
The Company has five main geographic-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. market life insurance companies. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with reinsurance of traditional individual life products as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets being developed by the Company. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance through RGA Australia and RGA Reinsurance. The Company’s discontinued accident and health operations are not reflected in the continuing operations of the Company. The Company measures segment performance based on income or loss before income taxes.
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.

Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Effective January 1, 2006 the Company changed its method of allocating capital to its segments from a method based upon regulatory capital requirements to one based on underlying economic capital levels. The economic capital model is an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. This is in contrast to the standardized regulatory risk-based capital formula, which is not as refined in its risk calculations with respect to each of the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains (losses) are credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. All interest expense is now reflected in the Corporate and Other segment. The prior period segment results have been adjusted to conform to the new allocation methodology.
The Company’s reportable segments are strategic business units that are primarily segregated by geographic region. Information related to revenues, income (loss) before income taxes, interest expense, depreciation and amortization, and assets of the Company’s continuing operations are summarized below (dollars in thousands).

For the Years ended December 31,	2007	2006	2005

Revenues:
U.S.	$3,391,007	$3,269,563	$2,953,592
Canada	619,405	542,077	439,358
Europe & South Africa	702,391	604,750	564,167
Asia Pacific	908,606	707,377	561,024
Corporate and Other	96,952	69,924	66,624

Total from continuing operations	$5,718,361	$5,193,691	$4,584,765

For the Years ended December 31,	2007	2006	2005

Income (loss) from continuing operations before income taxes:
U.S.	$327,928	$322,348	$263,752
Canada	81,543	45,766	50,199
Europe & South Africa	47,467	58,241	35,520
Asia Pacific	60,090	58,591	31,268
Corporate and Other	(42,110)	(33,558)	(24,393)

Total from continuing operations	$474,918	$451,388	$356,346

For the Years ended December 31,	2007	2006	2005

Interest expense:
Corporate and Other	$76,906	$62,033	$41,428

Total from continuing operations	$76,906	$62,033	$41,428

For the Years ended December 31,	2007	2006	2005

Depreciation and amortization:
U.S.	$426,713	$489,581	$428,130
Canada	86,800	94,246	63,444
Europe & South Africa	120,772	121,385	128,386
Asia Pacific	113,108	105,428	94,783
Corporate and Other	6,990	4,545	8,640

Total from continuing operations	$754,383	$815,185	$723,383

The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

As of December 31,	2007	2006

Assets:
U.S.	$13,779,284	$12,387,202
Canada	2,738,005	2,182,712
Europe & South Africa	1,345,900	1,140,374
Asia Pacific	1,355,111	1,099,700
Corporate and Other and discontinued operations	2,379,709	2,226,849

Total assets	$21,598,009	$19,036,837

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
During 2007, six clients generated $389.8 million or 57.7% of gross premiums for the Canada operations. Five clients of the Company’s United Kingdom operations generated approximately $498.5 million, or 69.3% of the total gross premiums for the Europe & South Africa operations. Ten clients, five in Australia, three in Korea and two in Japan, generated approximately $530.2 million, or 59.0% of the total gross premiums for the Asia Pacific operations. There were no significant concentrations of gross premiums with clients in the U.S.
     Note 18 EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2007, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 9,260,077 and 212,500, respectively. The Company generally uses treasury shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $18.3 million, $22.0 million, and $6.7 million related to grants or awards under the Stock Plans was recognized in 2007, 2006 and 2005, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, and restricted stock.
In general, options granted under the Plan become exercisable over vesting periods ranging from one to eight years while options granted under the Directors Plan become exercisable after one year. Options are generally granted with an exercise price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. Information with respect to grants under the Stock Plans follows.

	Stock Options
		Weighted-	Aggregate
		Average	Intrinsic Value	# of Performance
	Options	Exercise Price	(in millions)	Contingent Units
Outstanding January 1, 2005	2,737,036	$29.85		125,141
Granted	292,981	$47.45		126,305
Exercised / Lapsed	(224,923)	$26.97		—
Forfeited	(6,334)	$36.59		(1,487)

Outstanding December 31, 2005	2,798,760	$31.90		249,959
Granted	336,725	$47.47		144,097
Exercised / Lapsed	(329,794)	$26.55		—
Forfeited	(6,140)	$39.49		(1,876)

Outstanding December 31, 2006	2,799,551	$34.39		392,180
Granted	319,487	$59.63		105,453
Exercised / Lapsed	(455,901)	$29.97		(121,307)
Forfeited	(67,884)	$45.81		(22,177)

Outstanding December 31, 2007	2,595,253	$37.98	$37.6	354,149

Options exercisable	1,718,683	$32.80	$33.8

The intrinsic value of options exercised was $10.3 million, $9.6 million, and $4.7 million for 2007, 2006 and 2005, respectively.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Outstanding	Average	Average	Exercisable	Average
	as of	Remaining	Exercise	as of	Exercise
Range of Exercise Prices	12/31/2007	Contractual Life	Price	12/31/2007	Price
$00.00 - $24.99	136,460	2.0	$23.19	136,460	$23.19
$25.00 - $34.99	1,196,033	4.2	$29.31	1,067,414	$29.55
$35.00 - $44.99	372,637	4.6	$38.54	302,801	$38.29
$45.00 - $54.99	583,807	7.5	$47.46	212,008	$47.46
$55.00 +	306,316	9.0	$59.63	—	—

Totals	2,595,253	5.5	$37.98	1,718,683	$32.80

The Black-Scholes model was used to determine the fair value of stock options granted and recognized in the financial statements. The Company used daily historical volatility when calculating stock option values. The risk-free rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2007, 2006 and 2005 was $18.72, $16.06 and $17.35 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2007-expected dividend yield of 0.6%, risk-free interest rate of 4.67%, expected life of six years, and an expected rate of volatility of the stock of 23.4% over the expected life of the options; 2006-expected dividend yield of 0.76%, risk-free interest rate of 4.35%, expected life of 6.0 years, and an expected rate of volatility of the stock of 28.4% over the expected life of the options; and 2005-expected dividend yield of 0.76%, risk-free interest rate of 3.86%, expected life of 6.0 years, and an expected rate of volatility of the stock of 33.47% over the expected life of the options.
In general, restrictions lapse on restricted stock awards at the end of a three- or ten-year vesting period. Restricted stock awarded under the plan generally has no strike price and is included in the Company’s shares outstanding. As of December 31, 2007, 28,746 shares of restricted stock were outstanding.
During 2007, 2006 and 2005 the Company also issued 105,453, 144,097 and 126,305 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $59.63, $47.47 and $47.45, respectively. As of December 31, 2007, 101,330, 135,503 and 117,316 PCUs were outstanding from the 2007, 2006 and 2005 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2008, the board of directors approved a 1.92 share payout for each PCU granted in 2005, resulting in the issuance of 218,240 shares of common stock from treasury. In February 2007, the board of directors approved a 2.0 share payout for each PCU granted in 2004, resulting in the issuance of 242,613 shares of common stock from treasury.
As of December 31, 2007, there was $13.3 million of unrecognized compensation costs related to equity-based grants or awards. It is estimated that these costs will vest over a weighted average period of 2.3 years.
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

In February 2008, the board approved an incentive compensation package including 431,203 incentive stock options at $56.03 per share and 159,656 PCUs under the Plan. In addition, non-employee directors received 4,800 shares of common stock under the Directors Plan.
     Note 19 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

	2007	2006	2005

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$308,273	$293,261	$235,608
Shares:
Weighted average outstanding shares (denominator for basic calculation)	61,857	61,250	62,545
Equivalent shares from outstanding stock options and warrants	2,374	1,812	1,179

Diluted shares (denominator for diluted calculation)	64,231	63,062	63,724
Earnings per share from continuing operations:
Basic	$4.98	$4.79	$3.77
Diluted	$4.80	$4.65	$3.70

     The calculation of equivalent shares from outstanding stock options does not include the effect of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2007 and 2005. During 2006, all outstanding options were included in the calculation of common equivalent shares. Approximately 0.4 million, 0.4 million and 0.3 million performance contingent shares were excluded from the calculation of common equivalent shares during 2007, 2006 and 2005, respectively.
     Note 20 COMPREHENSIVE INCOME
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):
For the year ended December 31, 2007:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$124,581	$(8,343)	$116,238
Foreign currency swap	(5,104)	1,786	(3,318)

Net foreign currency translation adjustments	119,477	(6,557)	112,920

Unrealized losses on securities:
Unrealized net holding losses arising during the year	(79,990)	33,608	(46,382)
Less: Reclassification adjustment for net losses realized in net income	(36,811)	12,840	(23,971)

Net unrealized losses	(43,179)	20,768	(22,411)

Unrealized pension & postretirement benefit:
Net prior service cost arising during the year	(265)	70	(195)
Net loss arising during the period	4,853	(1,712)	3,141

Unrealized pension & postretirement benefit, net	4,588	(1,642)	2,946

Other comprehensive income	$80,886	$12,569	$93,455

For the year ended December 31, 2006:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount

Foreign currency translation adjustments:
Change arising during year	$25,667	$(1,727)	$23,940
Unrealized gains on securities:
Unrealized net holding losses arising during the year	(37,368)	8,759	(28,609)
Less: Reclassification adjustment for net losses realized in net income	(3,953)	1,578	(2,375)

Net unrealized losses	(33,415)	7,181	(26,234)

Other comprehensive loss	$(7,748)	$5,454	$(2,294)

For the year ended December 31, 2005:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount

Foreign currency translation adjustments:
Change arising during year	$(11,802)	$3,238	$(8,564)
Unrealized gains on securities:
Unrealized net holding gains arising during the year	177,772	(47,701)	130,071
Less: Reclassification adjustment for net gains realized in net income	13,590	(659)	12,931

Net unrealized gains	164,182	(47,042)	117,140

Other comprehensive income	$152,380	$(43,804)	$108,576

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

Years Ended December 31,	2007	2006

Change in net unrealized appreciation on:
Fixed maturity securities available-for-sale	$(23,019)	$(38,774)
Other investments	(23,712)	2,967
Effect of unrealized appreciation on:
Deferred policy acquisition costs	3,552	2,392

Net unrealized appreciation (depreciation)	$(43,179)	$(33,415)

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
The Company is currently a party to an arbitration that involves personal accident business as mentioned above. As of February 1, 2008, the company involved in this arbitration has raised claims that are $1.6 million in excess of the amounts held in reserve by the Company. The Company believes it has substantial defenses upon which to contest these claims, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. The Company cannot predict or determine the ultimate outcome of the pending arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in particular quarterly or annual periods.
The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. Due to the significant uncertainty associated with the run-off of this business, net income in future periods could be affected positively or negatively. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company’s consolidated statements of income, totaled $2.0 million, $2.7 million and $2.5 million for 2007, 2006 and 2005, respectively.
     Note 22 SUBSEQUENT EVENT
On February 1, 2008, the Company settled a disputed claim related to its discontinued accident and health operation. The Company paid $5.8 million in excess of the amount held in reserve related to this disputed claim.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
     We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2, the Company changed its method of accounting for income taxes, as required by accounting guidance adopted on January 1, 2007, and changed its method of accounting for defined benefit pension and other postretirement plans as required by accounting guidance which the Company adopted on December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 28, 2008

Quarterly Data (Unaudited)
Years Ended December 31,
(in thousands, except per share data)

2007	First	Second	Third	Fourth
Revenues from continuing operations	$1,354,649	$1,488,776	$1,378,341	$1,496,595
Revenues from discontinued operations	$658	$648	$279	$411

Income from continuing operations before income taxes	$119,230	$123,713	$121,730	$110,245

Income from continuing operations	$76,937	$79,037	$80,798	$71,501
Loss from discontinued accident and health operations, net of income taxes	(685)	(1,562)	(4,277)	(7,915)

Net income	$76,252	$77,475	$76,521	$63,586

Total outstanding common shares — end of period	61,725	61,993	61,999	62,031

Basic Earnings Per Share
Continuing operations	$1.25	$1.28	$1.30	$1.15
Discontinued operations	(0.01)	(0.03)	(0.07)	(0.12)

Net income	$1.24	$1.25	$1.23	$1.03

Diluted Earnings Per Share
Continuing operations	$1.20	$1.22	$1.26	$1.11
Discontinued operations	(0.01)	(0.02)	(0.07)	(0.12)

Net income	$1.19	$1.20	$1.19	$0.99

Dividends declared per share	$0.09	$0.09	$0.09	$0.09

Market price of common stock Quarter end	$57.72	$60.24	$56.69	$52.48
Common stock price, high	59.84	64.79	61.49	59.37
Common stock price, low	53.47	57.42	48.81	49.94

2006	First	Second	Third	Fourth
Revenues from continuing operations	$1,199,097	$1,242,536	$1,282,483	$1,469,575
Revenues from discontinued operations	$681	$1,046	$97	$847

Income from continuing operations before income taxes	$108,200	$97,434	$117,569	$128,185

Income from continuing operations	$70,580	$63,789	$75,574	$83,318
Loss from discontinued accident and health operations, net of income taxes	(1,510)	(158)	(1,539)	(1,844)

Net income	$69,070	$63,631	$74,035	$81,474

Total outstanding common shares — end of period	61,179	61,188	61,367	61,411

Basic Earnings Per Share
Continuing operations	$1.15	$1.04	$1.23	$1.36
Discontinued operations	(0.02)	—	(0.02)	(0.03)

Net income	$1.13	$1.04	$1.21	$1.33

Diluted Earnings Per Share
Continuing operations	$1.13	$1.02	$1.20	$1.31
Discontinued operations	(0.03)	(0.01)	(0.03)	(0.03)

Net income	$1.10	$1.01	$1.17	$1.28

Dividends per share on common stock	$0.09	$0.09	$0.09	$0.09

Market price of common stock Quarter end	$47.29	$49.15	$51.93	$55.70
Common stock price, high	49.15	49.15	53.04	58.65
Common stock price, low	45.55	46.61	48.07	51.95
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. There were 63 stockholders of record of RGA’s common stock on January 31, 2008.

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
     There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2007 pertaining to financial reporting in accordance with the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2007.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion and includes an explanatory paragraph relating to a change in accounting for income taxes as required by accounting guidance which was adopted on January 1, 2007.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 28, 2008

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
Executive Officers
     The following is certain additional information concerning each executive officer of the Company. With the exception of Messrs. Schuster and Watson, each individual holds the same position at RGA, RCM and RGA Reinsurance.
     David B. Atkinson, 54, became President and Chief Executive Officer of RGA Reinsurance Company in January 1998. Mr. Atkinson has served as Executive Vice President and Chief Operating Officer of RGA since January 1997. He served as Executive Vice President and Chief Operating Officer, U.S. operations from 1994 to 1996, and Executive Vice President and Chief Financial Officer from 1993 to 1994. Prior to the formation of RGA, Mr. Atkinson served as Reinsurance Operations Vice President of General American. Mr. Atkinson joined General American in 1987 as Second Vice President and was promoted to Vice President later the same year. Prior to joining General American, he served as Vice President and Actuary of Atlas Life Insurance Company from 1981 to 1987, as Chief Actuarial Consultant at Cybertek Computer Products from 1979 to 1981, and in a variety of actuarial positions with Occidental Life Insurance Company of California from 1975 to 1979. Mr. Atkinson also serves as a director and officer of several RGA subsidiaries.
     Todd C. Larson, 44, is Senior Vice President, Controller and Treasurer. Prior to joining the Company in 1995, Mr. Larson was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG LLP. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
     Jack B. Lay, 53, is Senior Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG LLP. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
     Paul A. Schuster, 53, is Senior Executive Vice President, U.S. Division. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.
     James E. Sherman, 54, is Executive Vice President, General Counsel and Secretary of the Company. Prior to joining the Company in 2001, Mr. Sherman served as Associate General Counsel of General American Life Insurance Company from 1995 until 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.
     Graham S. Watson, 58, is Senior Executive Vice President, International and Chief Marketing Officer of RGA, and Chief Executive Officer of RGA International Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.

     A. Greig Woodring, 56, is President and Chief Executive Officer of the Company. Mr. Woodring also is an executive officer of General American Life Insurance Company (“General American”). He headed General American’s reinsurance business from 1986 until the Company’s formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.
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
     In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that Messrs. Bartlett, Greenbaum and Henderson are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless a committee member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
     Additional information with respect to Directors and Executive Officers of the Company is incorporated by reference to the Proxy Statement under the captions “Nominees and Continuing Directors”, “Board of Directors and Committees”, and “Section 16(a) Beneficial Ownership Reporting Compliance”. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
Item 11. EXECUTIVE COMPENSATION
     Information on this subject is found in the Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation” and “Director Compensation” and is incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information on this subject is found in the Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Director Independence” and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Information on this subject is found in the Proxy Statement under the caption “Independent Auditor” and incorporated herein by reference. The Proxy Statement will be filed pursuant to Regulation 14A within 120 days of the end of the Company’s fiscal year.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements
     The following consolidated statements are included within Item 8 under the following captions:
     2. Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule		Page
I	Summary of Investments	120
II	Condensed Financial Information of the Registrant	121
III	Supplementary Insurance Information	122-123
IV	Reinsurance	124
V	Valuation and Qualifying Accounts	125
     All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.
     3. Exhibits
     See the Index to Exhibits on page 127.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2007
(in millions)

			Amount at
			Which
			Shown in
		Fair	the Balance
Type of Investment	Cost	Value (3)	Sheets (1)(3)
Fixed maturities:
Bonds:
United States government and government agencies and authorities	$3.2	$3.4	$3.4
State and political subdivisions	52.3	51.5	51.5
Foreign governments (2)	1,887.3	2,455.6	2,455.6
Public utilities (2)	629.3	637.1	637.1
All other corporate bonds (2)	6,344.6	6,250.3	6,250.3

Total fixed maturities	8,916.7	9,397.9	9,397.9

Equity securities	11.5	11.3	11.3
Non-redeemable preferred stock	144.9	126.0	126.0
Mortgage loans on real estate	831.5	XXXX	831.5
Policy loans	1,059.5	XXXX	1,059.5
Funds withheld at interest	4,749.5	XXXX	4,749.5
Short-term investments	75.0	XXXX	75.0
Other invested assets	147.0	XXXX	147.0

Total investments	$15,935.6	XXXX	$16,397.7

(1)	Fixed maturities are classified as available-for-sale and carried at fair value.

(2)	The following exchange rates have been used to convert foreign securities to U.S. dollars:

Canadian dollar	$1.001603/C$1.00
South African rand	$0.145717/1.0 rand
Australian dollar	$0.875100/A$1.00
UK pound sterling	$1.984899/£1.00

(3)	Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2007	2006	2005
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$205,536	$39,629
Short-term and other investments	1,418	—
Cash and cash equivalents	7,365	1,114
Investment in subsidiaries	4,017,991	3,406,085
Other assets	214,409	238,513

Total assets	$4,446,719	$3,685,341

Liabilities and stockholders’ equity:
Long-term debt (1)	$1,090,765	$842,874
Other liabilities	166,122	27,083
Stockholders’ equity	3,189,832	2,815,384

Total liabilities and stockholders’ equity	$4,446,719	$3,685,341

CONDENSED STATEMENTS OF INCOME
Interest / dividend income	$28,111	$22,686	$20,078
Investment related losses, net	(10,767)	(379)	(140)
Operating expenses	(25,766)	(31,160)	(11,360)
Interest expense	(75,586)	(60,552)	(39,238)

Income before income tax and undistributed earnings of subsidiaries	(84,008)	(69,405)	(30,660)
Income tax benefit	(23,740)	(19,118)	(7,407)

Net loss before undistributed earnings of subsidiaries	(60,268)	(50,287)	(23,253)
Equity in undistributed earnings of subsidiaries	354,102	338,497	247,433

Net income	$293,834	$288,210	$224,180

CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$293,834	$288,210	$224,180
Equity in earnings of subsidiaries	(354,102)	(338,497)	(247,433)
Other, net	132,242	6,328	47,193

Net cash provided by (used in) operating activities	71,974	(43,959)	23,940

Investing activities:
Sales of fixed maturity securities available-for-sale	38,474	133,271	201,881
Purchases of fixed maturity securities available-for-sale	(203,650)	(76,124)	(219,152)
Change in short-term and other investments	(6,478)	115,685	(98,967)
Principal payment from subsidiary debt	—	790	19,493
Capital contributions to subsidiaries	(160,250)	(18,716)	(254,818)

Net cash provided by (used in) investing activities	(331,904)	154,906	(351,563)

Financing activities:
Dividends to stockholders	(22,256)	(22,040)	(22,537)
Acquisition of treasury stock	(4,502)	(194)	(75,888)
Excess tax benefits from share-based payment arrangement	4,476	2,819	—
Reissuance (acquisition) of treasury stock, net	13,058	8,982	6,046
Net change in payables for securities sold under agreements to repurchase	30,094	—	—
Principal payments on debt	(50,000)	(100,000)	—
Proceeds from long-term debt borrowings, net	295,311	—	420,485

Net cash provided by (used in) financing activities	266,181	(110,433)	328,106

Net change in cash and cash equivalents	6,251	514	483
Cash and cash equivalents at beginning of year	1,114	600	117

Cash and cash equivalents at end of year	$7,365	$1,114	$600

(1)	Includes $398.6 million of subordinated debt, $527.3 million of Senior Debt, and $164.9 million of intercompany subordinated debt.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
			Future Policy Benefits and
	Deferred Policy		Interest-Sensitive Contract		Other Policy Claims and
	Acquisition Costs		Liabilities		Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded

2006
U.S. operations	$1,690,611	$(36,053)	$8,983,106	$(148,672)	$900,116	$(41,638)
Canada operations	231,166	(514)	1,663,213	(156,607)	106,286	(11,075)
Europe & South Africa operations	683,624	(46,061)	453,128	(35,309)	350,569	5,105
Asia Pacific operations	294,780	(9,500)	390,049	(37,869)	437,461	(9,133)
Corporate and Other	—	—	7,000	—	2,228	—
Discontinued operations	—	—	31,210	(655)	30,171	(715)

Total	$2,900,181	$(92,128)	$11,527,706	$(379,112)	$1,826,831	$(57,456)

2007
U.S. operations	$1,960,143	$(31,538)	$9,788,472	$(155,047)	$930,153	$(76,694)
Canada operations	293,009	(829)	2,163,692	(212,650)	119,942	(14,263)
Europe & South Africa operations	641,171	(41,907)	507,182	(40,738)	402,177	(30,734)
Asia Pacific operations	351,100	(11,676)	518,811	(44,516)	571,633	(48,949)
Corporate and Other	2,478	—	209	—	1,625	—
Discontinued operations	—	—	11,872	—	29,744	(645)

Total	$3,247,901	$(85,950)	$12,990,238	$(452,951)	$2,055,274	$(171,285)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
		Net	Benefits,		Other
	Premium	Investment	Claims and	Amortization	Operating
	Income	Income	Losses	of DAC	Expenses

2005
U.S. operations	$2,433,560	$483,939	$(2,219,337)	$(334,426)	$(136,077)
Canada operations	343,131	93,009	(309,064)	(51,281)	(28,814)
Europe & South Africa operations	552,692	11,494	(406,003)	(91,861)	(30,783)
Asia Pacific operations	534,927	21,773	(419,935)	(78,649)	(31,172)
Corporate and Other	2,465	28,950	(41,939)	(3,808)	(45,270)

Total	$3,866,775	$639,165	$(3,396,278)	$(560,025)	$(272,116)

2006
U.S. operations	$2,653,512	$572,119	$(2,416,879)	$(388,727)	$(141,609)
Canada operations	429,438	106,973	(387,052)	(80,013)	(29,246)
Europe & South Africa operations	587,903	16,311	(415,619)	(86,884)	(44,006)
Asia Pacific operations	673,179	28,105	(512,740)	(87,749)	(48,297)
Corporate and Other	1,937	56,147	(869)	(66)	(102,547)

Total	$4,345,969	$779,655	$(3,733,159)	$(643,439)	$(365,705)

2007
U.S. operations	$2,874,759	$624,138	$(2,594,257)	$(315,096)	$(153,726)
Canada operations	487,136	124,634	(426,224)	(71,122)	(40,516)
Europe & South Africa operations	678,551	26,167	(516,679)	(84,007)	(54,238)
Asia Pacific operations	864,550	36,388	(692,859)	(92,810)	(62,847)
Corporate and Other	4,030	96,577	(43)	(62)	(138,957)

Total	$4,909,026	$907,904	$(4,230,062)	$(563,097)	$(450,284)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV – REINSURANCE
(in millions)

	As of or for the Year ended December 31,
					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
2005
Life insurance in force	$77	$59,241	$1,713,222	$1,654,058	103.58%
Premiums
U.S. operations	$2.2	$218.6	$2,650.0	$2,433.6	108.89%
Canada operations	—	63.2	406.3	343.1	118.42%
Europe & South Africa operations	—	38.4	591.1	552.7	106.95%
Asia Pacific operations	—	34.9	569.8	534.9	106.52%
Corporate and Other	1.6	—	0.9	2.5	36.00%

Total	$3.8	$355.1	$4,218.1	$3,866.8	109.09%

2006
Life insurance in force	$78	$47,458	$1,941,449	$1,894,069	102.50%
Premiums
U.S. operations	$2.0	$184.7	$2,836.2	$2,653.5	106.89%
Canada operations	—	127.4	556.8	429.4	129.67%
Europe & South Africa operations	—	42.1	630.0	587.9	107.16%
Asia Pacific operations	—	35.4	708.6	673.2	105.26%
Corporate and Other	1.0	—	1.0	2.0	50.00%

Total	$3.0	$389.6	$4,732.6	$4,346.0	108.90%

2007
Life insurance in force	$79	$48,108	$2,119,890	$2,071,861	102.32%
Premiums
U.S. operations	$2.2	$201.2	$3,073.8	$2,874.8	106.92%
Canada operations	—	188.6	675.7	487.1	138.72%
Europe & South Africa operations	—	41.0	719.6	678.6	106.04%
Asia Pacific operations	—	33.7	898.2	864.5	103.90%
Corporate and Other	0.3	—	3.7	4.0	92.50%

Total	$2.5	$464.5	$5,371.0	$4,909.0	109.41%

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V – VALUATION AND QUALIFYING ACCOUNTS
December 31,
(in millions)

	Balance at	Charges to
	Beginning of	Costs and	Charged to Other		Balance at End
Description	Period	Expenses	Accounts	Deductions (1)	of Period

2005
Allowance on income taxes	$9.5	$—	$—	$4.8	$4.7

2006
Allowance on income taxes	$4.7	$—	$0.3	$—	$5.0

2007
Allowance on income taxes	$5.0	$2.8	$—	$0.1	$7.7

(1)	Deductions represent normal activity associated with the Company’s release of income tax valuation allowances.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.
By:	/s/ A. Greig Woodring
A. Greig Woodring
President and Chief Executive Officer

Date: February 28, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2008.

Signatures		Title

/s/ Steven A. Kandarian	February 28, 2008 *	Chairman of the Board and Director
Steven A. Kandarian

/s/ A. Greig Woodring A. Greig Woodring	February 28, 2008	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ William J. Bartlett William J. Bartlett	February 28, 2008 *	Director

/s/ J. Cliff Eason J. Cliff Eason	February 28, 2008 *	Director

/s/ Stuart I. Greenbaum	February 28, 2008 *	Director
Stuart I. Greenbaum

/s/ Alan C. Henderson Alan C. Henderson	February 28, 2008 *	Director

/s/ Joseph A. Reali	February 28, 2008 *	Director
Joseph A. Reali

/s/ Georgette A. Piligian	February 28, 2008 *	Director
Georgette A. Piligian

/s/ Jack B. Lay	February 28, 2008	Senior Executive Vice President and Chief
Jack B. Lay		Financial Officer (Principal Financial and Accounting Officer)

* By: /s/ Jack B. Lay	February 28, 2008
Jack B. Lay	Attorney-in-fact

Index to Exhibits

Exhibit
Number	Description

2.1	Reinsurance Agreement dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.2	Retrocession Agreement dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992”), incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.3	Reinsurance Agreement dated as of January 1, 1993 between RGA Reinsurance Company (“RGA Reinsurance”, formerly “Saint Louis Reinsurance Company”) and General American”), incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.4	Master Agreement by and between Allianz Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on October 9, 2003 (File no. 1-11848)

2.5	Life Coinsurance Retrocession Agreement by and between Allianz Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed on October 9, 2003 (File no. 1-11848)

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004

3.2	Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004

4.1	Form of Specimen Certificate for Common Stock of RGA, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

4.2	Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee, incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.3	Form of Global Unit Certificate, incorporated by reference to Exhibit A of Exhibit 4.6 of this Report, incorporated by reference to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.4	Form of Warrant Agreement between the Company and the Bank of New York, as Warrant Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.5	Form of Warrant Certificate, incorporated by reference to Exhibit A of Exhibit 4.8 of this Report

4.6	Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

Exhibit
Number	Description

4.7	Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.8	Form of Preferred Security Certificate for the Trust, included as Exhibit A to Exhibit 4.11 to this Report

4.9	Form of Remarketing Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.12 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.10	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.11	Form of First Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.12	Form of Guarantee Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.13	Form of Senior Indenture between Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Original S-3

4.14	Form of First Supplemental Indenture between Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, relating to the 6 — 3/4 Senior Notes Due 2011, incorporated by reference to Exhibit 4.8 to Form 8-K dated December 12, 2001 (File No. 1-11848), filed December 18, 2001

4.15	Form of Second Supplemental Junior Subordinated Indenture between Reinsurance Group of America, Incorporated and The Bank of New York, as Trustee, relating to the 6 — 3/4 Junior Subordinated Debentures Due 2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 5, 2005 (File No. 1-11848), filed December 9, 2005

4.16	Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between the Company and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007

10.1	Management Agreement dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.2	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.3	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.4	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5	RGA Management Incentive Plan, as amended and restated effective January 1, 2003 incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

Exhibit
Number	Description

10.6	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.7	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.8	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.9	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.10	RGA Flexible Stock Plan as amended and restated effective July 1, 1998, incorporated by reference to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004, at the corresponding exhibit*

10.11	Amendment effective as of May 24, 2000 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.13 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.12	Second Amendment effective as of May 28, 2003 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.13	Third Amendment effective as of May 26, 2004 to the RGA Flexible Stock Plan as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2004 (File No. 1-11848), filed on August 6, 2004

10.14	Form of Reinsurance Group of America, Incorporated Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed September 10, 2004*

10.15	Form of Reinsurance Group of America, Incorporated Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed September 10, 2004*

10.16	Restricted Stock Award to A. Greig Woodring dated January 28, 1998, incorporated by reference to Exhibit 10.27 to Form 10-Q/A Amendment No. 1 for the quarter ended March 31, 1998 (File No. 1-11848) filed on May 14, 1998 *

10.17	RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.18	RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.19	Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2005 (File No. 1-11848), filed April 25, 2005*

Exhibit
Number	Description

10.20	Credit Agreement, dated as of September 24, 2007, by and among Reinsurance Group of America, Incorporated and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 24, 2007 (File No. 1-11848), filed September 27, 2007

10.21	First Amendment dated as of December 20, 2007 to Credit Agreement, dated as of September 24, 2007, by and among Reinsurance Group of America, Incorporated and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers

10.22	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.23	Registration Rights agreement dated as of November 24, 2003 between RGA, MetLife Inc., Metropolitan Life Insurance Company, Equity Intermediary Company, and General American, incorporated by reference to Exhibit 10.1 to Form 8-K dated November 24, 2003 (File No. 1-11848), filed December 3, 2003

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Ms. Piligian and Messrs. Bartlett, Eason, Greenbaum, Henderson, Kandarian, and Reali

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.