Form 10-Q
period 2008-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2008-05-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common stock outstanding ($.01 par value) as of April 30, 2008: 62,281,408 shares.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item		Page
	PART I - FINANCIAL INFORMATION

1	Financial Statements

	Condensed Consolidated Balance Sheets (Unaudited)
	March 31, 2008 and December 31, 2007	3

	Condensed Consolidated Statements of Income (Unaudited)
	Three months ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

2	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

3	Quantitative and Qualitative Disclosures About Market Risk	37

4	Controls and Procedures	37

	PART II - OTHER INFORMATION

1	Legal Proceedings	37

1A	Risk Factors	37

2	Unregistered Sales of Equity Securities and Use of Proceeds	38

6	Exhibits	38

	Signatures	39

	Index to Exhibits	40
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $9,139,814 and $8,916,692 at March 31, 2008 and December 31, 2007, respectively)	$9,387,094	$9,397,916
Mortgage loans on real estate	812,539	831,557
Policy loans	1,039,464	1,059,439
Funds withheld at interest	4,650,948	4,749,496
Short-term investments	46,336	75,062
Other invested assets	389,437	284,220

Total investments	16,325,818	16,397,690
Cash and cash equivalents	304,083	404,351
Accrued investment income	103,755	77,537
Premiums receivable and other reinsurance balances	766,970	717,228
Reinsurance ceded receivables	758,977	722,313
Deferred policy acquisition costs	3,369,316	3,161,951
Other assets	183,589	116,939

Total assets	$21,812,508	$21,598,009

Liabilities and Stockholders’ Equity
Future policy benefits	$6,449,039	$6,333,177
Interest-sensitive contract liabilities	6,657,546	6,657,061
Other policy claims and benefits	2,196,089	2,055,274
Other reinsurance balances	240,137	201,614
Deferred income taxes	707,963	760,633
Other liabilities	567,854	465,358
Short-term debt	—	29,773
Long-term debt	925,893	896,065
Collateral finance facility	850,210	850,361
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,904	158,861

Total liabilities	18,753,635	18,408,177

Commitments and contingent liabilities (See Note 7)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 63,128,273 shares issued at March 31, 2008 and December 31, 2007)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,112,977	1,103,956
Retained earnings	1,556,127	1,540,122
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	203,662	221,987
Unrealized appreciation of securities, net of income taxes	167,174	313,170
Pension and postretirement benefits, net of income taxes	(8,199)	(8,351)

Total stockholders’ equity before treasury stock	3,099,287	3,238,430
Less treasury shares held of 893,575 and 1,096,775 at cost at March 31, 2008 and December 31, 2007, respectively	(40,414)	(48,598)

Total stockholders’ equity	3,058,873	3,189,832

Total liabilities and stockholders’ equity	$21,812,508	$21,598,009

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,298,065	$1,125,450
Investment income, net of related expenses	199,526	215,743
Investment related losses, net	(155,260)	(5,646)
Other revenues	17,936	19,102

Total revenues	1,360,267	1,354,649
Benefits and Expenses:
Claims and other policy benefits	1,119,512	902,810
Interest credited	73,897	61,066
Policy acquisition costs and other insurance expenses	16,262	182,981
Other operating expenses	63,340	55,422
Interest expense	23,094	20,453
Collateral finance facility expense	7,474	12,687

Total benefits and expenses	1,303,579	1,235,419
Income from continuing operations before income taxes	56,688	119,230
Provision for income taxes	20,099	42,293

Income from continuing operations	36,589	76,937
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(5,084)	(685)

Net income	$31,505	$76,252

Basic earnings per share:
Income from continuing operations	$0.59	$1.25
Discontinued operations	(0.08)	(0.01)

Net income	$0.51	$1.24

Diluted earnings per share:
Income from continuing operations	$0.57	$1.20
Discontinued operations	(0.08)	(0.01)

Net income	$0.49	$1.19

Dividends declared per share	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$31,505	$76,252
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(26,493)	(23,467)
Premiums receivable and other reinsurance balances	(49,386)	38,673
Deferred policy acquisition costs	(204,731)	(30,186)
Reinsurance ceded balances	(36,664)	(16,657)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	330,732	183,149
Deferred income taxes	43,762	37,264
Other assets and other liabilities, net	(48,290)	17,056
Amortization of net investment premiums, discounts and other	(23,199)	(9,551)
Investment related losses, net	155,260	5,646
Loss on reinsurance embedded derivative	14,347	—
Excess tax benefits from share-based payment arrangement	(3,547)	(1,387)
Other, net	5,219	8,306

Net cash provided by operating activities	188,515	285,098

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	575,587	465,349
Maturities of fixed maturity securities available-for-sale	53,521	37,556
Purchases of fixed maturity securities available-for-sale	(832,146)	(795,437)
Cash invested in mortgage loans on real estate	—	(27,023)
Cash invested in funds withheld at interest	(26,946)	(23,114)
Net increase on securitized lending activities	21,267	47,548
Principal payments on mortgage loans on real estate	18,799	11,147
Principal payments on policy loans	19,975	47
Change in short-term investments and other invested assets	(76,318)	(98,434)

Net cash used in investing activities	(246,261)	(382,361)

Cash Flows from Financing Activities:
Dividends to stockholders	(5,585)	(5,530)
Proceeds from long-term debt issuance	—	295,311
Net repayments under credit agreements	—	(30,000)
Purchases of treasury stock	(3,093)	(3,611)
Excess tax benefits from share-based payment arrangement	3,547	1,387
Exercise of stock options, net	1,489	4,093
Net change in payables for securities sold under agreements to repurchase	31,912	—
Excess payments on universal life and other investment type policies and contracts	(70,750)	(10,363)

Net cash provided by (used in) financing activities	(42,480)	251,287
Effect of exchange rate changes on cash	(42)	770

Change in cash and cash equivalents	(100,268)	154,794
Cash and cash equivalents, beginning of period	404,351	160,428

Cash and cash equivalents, end of period	$304,083	$315,222

Supplementary information:
Cash paid for interest	$20,824	$16,902
Cash paid for income taxes, net of refunds	$12,095	$2,107
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Reinsurance Group of America, Incorporated (“RGA”) and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K (“2007 Annual Report”) filed with the Securities and Exchange Commission on February 28, 2008.
The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the 2008 presentation.
2. Summary of Significant Accounting Policies
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. In compliance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
In accordance with SFAS 157, assets and liabilities recorded at fair value on the condensed consolidated balance sheets are categorized as follows:
Level 1.	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2.	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assts or liabilities.

Level 3.	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
See Note 5 — “Fair Value Disclosures” for further details on the Company’s assets and liabilities recorded at fair value as of March 31, 2008.

3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended
	March 31, 2008	March 31, 2007

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$36,589	$76,937
Shares:
Weighted average outstanding shares (denominator for basic calculation)	62,146	61,520
Equivalent shares from outstanding stock options	2,084	2,375

Denominator for diluted calculation	64,230	63,895
Earnings per share:
Basic	$0.59	$1.25
Diluted	$0.57	$1.20

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2008, approximately 0.7 million stock options and 0.4 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2007, approximately 0.3 million stock options and 0.4 million performance contingent shares were excluded from the calculation.
4. Comprehensive Income
The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

	Three months ended
	March 31, 2008	March 31, 2007

Net income	$31,505	$76,252
Accumulated other comprehensive income (loss), net of income tax:
Unrealized gains (losses), net of reclassification adjustment for gains (losses) included in net income	(145,996)	4,643
Currency translation adjustments	(18,325)	14,057
Unrealized pension and postretirement benefit adjustment	152	(30)

Comprehensive income (loss)	$(132,664)	$94,922

5. Fair Value Disclosures
Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s adoption of SFAS 157 resulted in a pre-tax gain of approximately $3.9 million, included in interest credited, related primarily to the decrease in the fair value of liability embedded derivatives associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category primarily includes U.S. and foreign corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Most of these securities are valued based on prices provided by third party pricing services with inputs that are market observable.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. For invested assets, this category generally includes U.S. and foreign corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Certain investment securities are priced via independent, non-binding, broker quotes which utilize inputs that may be difficult to corroborate with observable market data. Such securities are classified in Level 3. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet.
As required by SFAS 157, when inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands).

	March 31, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,313,092	$—	$2,487,590	$825,502
Canadian and Canadian provincial governments	2,113,830	—	2,087,069	26,761
Residential mortgage-backed securities	1,325,631	—	1,235,210	90,421
Foreign corporate securities	1,081,715	1,895	985,762	94,058
Asset-backed securities	446,031	—	114,375	331,656
Commercial mortgage-backed securities	686,678	—	628,144	58,534
U.S. government and agencies securities	3,656	3,497	159	—
State and political subdivision securities	64,074	7,692	—	56,382
Other foreign government securities	352,387	117,128	209,407	25,852

Total fixed maturity securities — available-for-sale	9,387,094	130,212	7,747,716	1,509,166
Funds withheld at interest — embedded derivatives	(233,618)	—	—	(233,618)
Other invested assets — equity securities	163,721	113,748	29,771	20,202
Other invested assets — derivatives	10,243	—	10,243	—
Reinsurance ceded receivable — embedded derivatives	78,216	—	—	78,216

Total	$9,405,656	$243,960	$7,787,730	$1,373,966

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(585,572)	$—	$—	$(585,572)
Other liabilities — derivatives	(301)	—	(301)	—

Total	$(585,873)	$—	$(301)	$(585,572)

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended March 31, 2008
		Total gains/losses
		(realized/unrealized) included in:
				Purchases,
	Balance		Other	issuances	Transfers	Balance
	January 1,		comprehensive	and	in and/or	March 31,
	2008	Earnings	income	disposals	out of Level 3	2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(7,110)	$(36,121)	$71,283	$(18,940)	$1,509,166
Funds withheld at interest — embedded derivatives	(85,090)	(148,528)	—	—	—	(233,618)
Other invested assets — equity securities	13,950	1	(479)	6,730	—	20,202
Reinsurance ceded receivable — embedded derivatives	68,298	6,045	—	3,873	—	78,216

Total	$1,497,212	$(149,592)	$(36,600)	$81,886	$(18,940)	$1,373,966

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(531,160)	$(43,678)	$—	$(10,734)	$—	$(585,572)

Total	$(531,160)	$(43,678)	$—	$(10,734)	$—	$(585,572)

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months
	ended March 31, 2008
						Policy
						acquisition
	Investment	Investment		Claims		costs and
	income, net	related		& other		other
	of related	gains	Other	policy		insurance
	expenses	(losses), net	revenues	benefits	Interest credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$(188)	$(6,922)	$—	$—	$—	$—	$(7,110)
Funds withheld at interest — embedded derivatives	—	(148,528)	—	—	—	—	(148,528)
Other invested assets — equity securities	1	—	—	—	—	—	1
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	—	6,045	6,045

Total	$(187)	$(155,450)	$—	$—	$—	$6,045	$(149,592)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(6,487)	$—	$451	$(37,642)	$—	$(43,678)

Total	$—	$(6,487)	$—	$451	$(37,642)	$—	$(43,678)

The table below summarizes changes in unrealized gains or losses recorded in earnings for the three months ended March 31, 2008 for Level 3 assets and liabilities that are still held at March 31, 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the three months ended March 31, 2008
						Policy
						acquisition
	Investment	Investment		Claims		costs
	income, net	related		& other		and other
	of related	gains	Other	policy	Interest	insurance
	expenses	(losses), net	revenues	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale	$(198)	$(1,979)	$—	$—	$—	$—	$(2,177)
Funds withheld at interest — embedded derivatives	—	(148,528)	—	—	—	—	(148,528)
Other invested assets — equity securities	1	—	—	—	—	—	1
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	—	7,811	7,811

Total	$(197)	$(150,507)	$—	$—	$—	$7,811	$(142,893)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(6,487)	$—	$71	$(53,245)	$—	$(59,661)

Total	$—	$(6,487)	$—	$71	$(53,245)	$—	$(59,661)

6. Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2007 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets other than internally developed software. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The Company allocates capital to its segments based on an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
Information related to total revenues, income (loss) from continuing operations before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

			Income (loss) from continuing
	Total revenues		operations before income taxes
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007

U.S.	$711,794	$839,081	$15,285	$93,177
Canada	170,953	128,794	23,671	15,034
Europe & South Africa	197,552	173,477	6,043	21,124
Asia Pacific	255,415	197,257	18,563	10,332
Corporate and Other	24,553	16,040	(6,874)	(20,437)

Total	$1,360,267	$1,354,649	$56,688	$119,230

	Total assets
	March 31,	December 31,
	2008	2007

U.S.	$13,922,798	$13,779,284
Canada	2,820,033	2,738,005
Europe & South Africa	1,328,742	1,345,900
Asia Pacific	1,485,924	1,355,111
Corporate and Other	2,255,011	2,379,709

Total	$21,812,508	$21,598,009

7. Commitments and Contingent Liabilities
The Company has commitments to fund investments in limited partnerships in the amount of $121.9 million at March 31, 2008. The Company anticipates that the majority of these amounts will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost less any other-than-temporary impairments and are included in other invested assets in the condensed consolidated balance sheets.
The Company is currently a party to a threatened arbitration related to its life reinsurance business. As of March 31, 2008, the party involved in this action has raised a claim in the amount of $4.9 million, which is $4.9 million in excess of the amount held in reserve by the Company. The Company believes it has substantial defenses upon which to contest this claim, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At March 31, 2008 and December 31, 2007, there were approximately $24.0 million and $22.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Worldwide Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2008 and December 31, 2007, $411.6 million and $459.6 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2008, the Company had $358.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and an office lease obligation, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $324.9 million and $325.1 million as of March 31, 2008 and December 31, 2007, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2008, RGA’s exposure related to these guarantees was $158.9 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
8. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended March 31,
	Pension Benefits		Other Benefits
	2008	2007	2008	2007

Determination of net periodic benefit cost:
Service cost	$819	$799	$158	$206
Interest cost	586	592	145	190
Expected rate of return on plan assets	(469)	(455)	—	—
Amortization of prior service cost	7	95	—	—
Amortization of prior actuarial loss	72	113	35	84

Net periodic benefit cost	$1,015	$1,144	$338	$480

The Company made no pension contributions during the first quarter of 2008 and expects to make total contributions of approximately $2.0 million in 2008.

9. Equity Based Compensation
Equity compensation expense was $5.4 million and $6.6 million in the first quarter of 2008 and 2007, respectively. In the first quarter of 2008, the Company granted 0.4 million incentive stock options at $56.03 weighted average per share and 0.2 million performance contingent units (“PCUs”) to employees. Additionally, non-employee directors were granted a total of 4,800 shares of common stock. As of March 31, 2008, 1.8 million share options at $32.41 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 4.1 years. As of March 31, 2008, the total compensation cost of non-vested awards not yet recognized in the financial statements was $23.9 million. It is estimated that these costs will vest over a weighted average period of 2.1 years.
10. New Accounting Standards
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its condensed consolidated financial statements.
In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141” (“SFAS 141(r)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(r) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the fair value option available under SFAS 159 for any of its eligible financial instruments.

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
The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. The Company believes that industry trends have not changed materially from those discussed in its 2007 Annual Report.
The Company’s profitability primarily depends on the volume and amount of death claims incurred and its ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of coverage the Company retains per life is $8.0 million. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
The Company measures performance based on income or loss from continuing operations before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide asset-intensive and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Asia Pacific operations also provide financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, Argentine privatized pension business in run-off, investment income and expense associated with the Company’s collateral finance facility and the provision for income taxes. The Company’s discontinued accident and health operations are not reflected in its results from continuing operations.
The Company allocates capital to its segments based on an internally developed risk capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
Results of Operations
Consolidated income from continuing operations before income taxes decreased $62.5 million, or 52.5%, in the first quarter of 2008, as compared to the same period in 2007. This decrease in income can be largely attributed to unfavorable mortality experience in the U.S. and Europe & South Africa segments and unrealized loss due to an unfavorable change in the value of embedded derivatives within the U.S. segment due to the impact of widening credit spreads in the U.S. debt markets.
The unrealized loss due to an unfavorable change in value of embedded derivatives is primarily related to reinsurance treaties written on a modified coinsurance or funds withheld basis and subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). Additionally, changes in risk free rates used in the present value calculations of embedded derivatives associated with equity-indexed annuity treaties (“EIAs”) negatively affected income before income taxes. Unfavorable changes in these two types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in consolidated income from continuing operations before income taxes of approximately $47.5 million in the first quarter of 2008, as compared to the same period in 2007. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the embedded derivatives to be immaterial.
Offsetting these negative income items in the first quarter was an increase in premium levels in all segments and favorable mortality experience in the Canada and Asia Pacific segments. Favorable foreign currency exchange fluctuations resulted in an increase to income from continuing operations before income taxes totaling approximately $7.1 million for the first quarter of 2008.
Consolidated net premiums increased $172.6 million, or 15.3%, in the first quarter of 2008, as compared to the same period in 2007, due to growth in life reinsurance in force. Consolidated assumed insurance in force increased to $2.2 trillion for the quarter ended March 31, 2008 from $2.0 trillion for quarter ended March 31, 2007. Assumed new business production for the first quarter of 2008 totaled $76.4 billion compared to $61.8 billion in the same period in 2007. Foreign currency fluctuations favorably affected net premiums by approximately $46.5 million in the first quarter of 2008.
Consolidated investment income, net of related expenses, decreased $16.2 million, or 7.5% during the first quarter of 2008 primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. Also offsetting the decrease in investment income was a larger invested asset base and a higher effective investment portfolio yield. Invested assets as of March 31, 2008 totaled $16.3 billion, a 7.3% increase over March 31, 2007. The average yield earned on investments, excluding funds withheld, increased to 6.06% in the first quarter of 2008 from 5.93% for the first quarter of 2007. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments, and the timing of dividends and distributions on certain investments.
Investment related losses, net increased $149.6 million in the first quarter of 2008, as compared to the same period in 2007. This increase is primarily due to a $148.5 million loss in the aforementioned embedded derivatives related to Issue B36. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 35.5% for the first quarter of 2008 and 2007. These effective tax rates were affected by the ongoing application of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
Critical Accounting Policies
The Company’s accounting policies are described in Note 2 in the 2007 Annual Report. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of investments, derivatives and investment impairments, if any; accounting for income taxes; and the establishment of arbitration or litigation reserves. The balances of these accounts are significant to the Company’s financial position and require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
The Company primarily invests in fixed maturity securities and monitors these fixed maturity securities to determine potential impairments in value. With the Company’s external investment managers, it evaluates its intent and ability to hold securities, along with factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, and various other factors. Securities, based on management’s judgments, with an other-than-temporary impairment in value are written down to management’s estimate of fair value.
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
The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the condensed consolidated financial statements in the period these changes occur.
In accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), valuation techniques used for assets and embedded derivative liabilities accounted for at fair value are generally categorized into three types:
Market Approach. Market approach valuation techniques use prices and other relevant information from market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include comparables and matrix pricing. Comparables use market multiples, which might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering both quantitative and qualitative factors specific to the measurement. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for the specific securities but comparing the securities to benchmark or comparable securities.
Income Approach. Income approach valuation techniques convert future amounts, such as cash flows or earnings, to a single present amount, or a discounted amount. These techniques rely on current expectations of future amounts. Examples of income approach valuation techniques include present value techniques, option-pricing models and binomial or lattice models that incorporate present value techniques.
Cost Approach. Cost approach valuation techniques are based upon the amount that, at present, would be required to replace the service capacity of an asset, or the current replacement cost. That is, from the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility.
The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities accounted for at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. For assets and liabilities accounted for at fair value, valuation techniques are generally a combination of the market and income approaches. For the quarter ended March 31, 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent. Changes in interest rates, including credit spreads and the Company’s own credit risk, can have a significant impact on the fair value calculations. Additionally, changes in the actuarial assumptions regarding policyholder behavior may result in significant fluctuations in embedded derivative liabilities associated with equity-indexed annuity reinsurance treaties.
Level 3 assets were 14.6% of total assets measured at fair value and Level 3 liabilities were 99.9% of total liabilities measured at fair value as of March 31, 2008. Transfers in and out of Level 3 for the period ended March 31, 2008 were not significant. Please refer to Note 5 – “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for additional information on the Company’s assets and liabilities recorded at fair value as of March 31, 2008.
The Company at times is a party to various litigation and arbitrations. The Company cannot predict or determine the ultimate outcome of any pending litigation or arbitrations or even provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that the outcomes of such litigation and arbitrations, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
Further discussion and analysis of the results for 2008 compared to 2007 are presented by segment. References to income before income taxes exclude the effects of discontinued operations.
U.S. OPERATIONS
U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.
For the three months ended March 31, 2008 (dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$725,393	$1,663	$—	$727,056
Investment income, net of related expenses	97,431	25,031	40	122,502
Investment related losses, net	(2,508)	(149,554)	(1)	(152,063)
Other revenues	60	11,495	2,744	14,299

Total revenues	820,376	(111,365)	2,783	711,794

Benefits and expenses:
Claims and other policy benefits	651,850	185	—	652,035
Interest credited	14,790	58,968	—	73,758
Policy acquisition costs and other insurance expenses	86,050	(131,750)	198	(45,502)
Other operating expenses	13,238	2,334	646	16,218

Total benefits and expenses	765,928	(70,263)	844	696,509

Income (loss) before income taxes	$54,448	$(41,102)	$1,939	$15,285

For the three months ended March 31, 2007 (dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$669,419	$1,626	$—	$671,045
Investment income, net of related expenses	84,928	67,952	20	152,900
Investment related gains (losses), net	(338)	2,055	—	1,717
Other revenues	106	7,424	5,889	13,419

Total revenues	754,115	79,057	5,909	839,081

Benefits and expenses:
Claims and other policy benefits	542,586	4,523	1	547,110
Interest credited	14,270	46,158	—	60,428
Policy acquisition costs and other insurance expenses	99,380	22,293	2,194	123,867
Other operating expenses	11,868	1,621	1,010	14,499

Total benefits and expenses	668,104	74,595	3,205	745,904

Income before income taxes	$86,011	$4,462	$2,704	$93,177

Income before income taxes for the U.S. operations segment decreased by $77.9 million, or 83.6%, in the first quarter of 2008, as compared to the same period in 2007. This decrease in income can be largely attributed to unfavorable mortality experience, the impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs and changes in credit spreads associated with embedded derivatives subject to Issue B36. Adverse mortality contributed approximately $50.0 million of the unfavorable variance. The impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs and changes in credit spreads associated with embedded derivatives subject to Issue B36 (described below in the Asset-Intensive sub-segment) had a significant impact on income, contributing a $46.8 million loss in the current quarter compared to income of $0.7 million for the same period in 2007. Offsetting these negative income items was overall growth in total business in force as evidenced by the increase in net premiums quarter over quarter, increased investment income and certain favorable reserve adjustments recognized in the Traditional sub-segment.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may be either facultative or automatic agreements. During the first quarter of 2008, this sub-segment added new business production of $34.7 billion, measured by face amount of insurance in force, compared to $40.2 billion as of the same period in 2007. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth.
Income before income taxes for the U.S. Traditional sub-segment decreased $31.6 million, or 36.7%, in the first quarter of 2008, as compared to the same period in 2007. This decrease was primarily due to adverse mortality experience in the first quarter of 2008.
Net premiums for the U.S. Traditional sub-segment increased $56.0 million, or 8.4%, in the first quarter of 2008, as compared to the same period in 2007. This increase in net premiums was driven primarily by the growth of total U.S. Traditional business in force, which totaled just over $1.2 trillion of face amount as of March 31, 2008. This represents a 5.9% increase over the amount in force on March 31, 2007.
Net investment income increased $12.5 million, or 14.7%, in the first quarter of 2008, as compared to the same period in 2007. This increase can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 89.9% in the first quarter of 2008, compared to 81.1% in 2007. The higher loss ratio in 2008 is due to very unfavorable mortality experience compared to the prior year. Increases in the total claim count and the level of large claims were major contributors to claims being approximately $50.0 million higher than expected. Although reasonably predicable over a period of years, death claims are volatile over shorter periods. Management has completed an extensive review of the level and mix of claims and views recent experience as normal volatility that is inherent in the business.
Interest credited expense increased $0.5 million, or 3.6%, in the first quarter of 2008, as compared to the same period in 2007. The increase is the result of one treaty that had a slight increase in its asset base with a credited loan rate remaining constant at 5.6% for 2007 and 2008. Interest credited relates to amounts credited on cash value products, which have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.9% in the first quarter of 2008, compared to 14.8% in 2007. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $1.4 million, or 11.5%, in the first quarter of 2008, as compared to the same period in 2007. Other operating expenses, as a percentage of net premiums, remained the same at 1.8% for first quarter of 2008 and 2007. The expense ratio can fluctuate slightly from period to period.

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
This sub-segment reported a loss before income taxes of $41.1 million for the first quarter of 2008 compared to income of $4.5 million for the first quarter of 2007. The unrealized loss due to an unfavorable change in the value of embedded derivatives, after adjustment for deferred acquisition costs under Issue B36; combined with the negative impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs, contributed $46.8 million to the loss in 2008 and $0.7 million to the income in 2007.
In accordance with the provisions of Issue B36, the Company recorded a gross change in value of embedded derivatives of $(148.5) million for the first quarter of 2008, within investment related losses, net. The amount represents a non-cash, unrealized change in value and was somewhat offset by $(115.9) million of related deferred acquisition costs for a total net contribution of $32.6 million to the loss before income taxes. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. During the quarter, management estimates the weighted average asset credit spreads widened by approximately 0.71%. This was somewhat offset by a decrease in risk free rate of approximately 0.44%. Additionally, the Company uses risk free rates, in accordance with FAS 157, to discount the fair value of estimated future equity option purchases associated with its reinsurance of EIAs (a component of the embedded derivative), which increased the fair value of the embedded derivative liability. The impact from the change in risk free rates is an increase in gross embedded liability of $64.5 million, which was recorded as expense within interest credited. This increase was partially offset by $(50.4) million of related deferred acquisition costs and retrocession, for a net contribution of $14.1 million to the loss before income taxes. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs and Issue B36 to be immaterial.
Excluding the impact of changes in risk free rates and credit spreads used in the present value calculations of embedded derivatives associated with EIAs and Issue B36, income before income taxes increased $1.9 million, or 52.4%, in the first quarter of 2008, as compared to the same period in 2007. The increase can be attributed to continued growth in business and improved mortality experience in a single universal life treaty for the comparable periods. These gains were partially offset by poor performance in equity markets and the widening of credit spreads.
Total revenues, which are comprised primarily of investment income and investment related losses, net, decreased $190.4 million in the first quarter of 2008, as compared to the same period in 2007. The losses associated with embedded derivatives subject to Issue B36, which are included in investment related losses, net, represented $151.4 million of the decrease. Excluding the losses associated with embedded derivatives subject to Issue B36, revenue decreased $39.0 million, primarily due to a drop in investment income related to option income on a funds withheld treaty. This decrease is partially offset by a corresponding decrease in interest credited.
The average invested asset base supporting this sub-segment grew to $4.8 billion in the first quarter of 2008 from $4.6 billion in the first quarter of 2007. The growth in the asset base is primarily driven by new business written on one existing equity indexed annuity treaty. Invested assets outstanding were $4.7 billion as of March 31, 2008 and 2007. As of March 31, 2008 the invested asset base is slightly lower than the average as the outstanding balance reflects a drop in option value since the end of 2007. As of March 31, 2008, $3.4 billion of the invested assets were funds withheld at interest of which 90.8% is associated with one client. As of March 31, 2007, $3.2 billion of the invested assets were funds withheld balance of which 90.7% of the balance was associated with one client.
Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, decreased $144.9 million in the first quarter of 2008, as compared to the same period in 2007. Contributing to the decrease was a decrease in expenses related to embedded derivatives subject to Issue B36 of $118.0 million partially offset by an increase in the expenses related to the impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs of $14.1 million. Excluding both the impact of changes in risk free rates and credit spreads used in the present value calculations of embedded derivatives associated with EIAs and embedded derivatives subject to Issue B36, expenses decreased $41.0 million. This decrease is primarily due to a decrease in interest credited. As mentioned above, a large part of this decrease relates to market value changes in certain equity indexed annuity products and is offset in investment income.
Financial Reinsurance
The U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance risks are assumed by the Company and retroceded to other insurance companies or brokered business in which the company assumes little risk. The fees earned from financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses. Fees earned on brokered business are reflected in other revenues.
Income before income taxes decreased $0.8 million, or 28.3%, in the first quarter of 2008, as compared to the same period in 2007. At March 31, 2008 and 2007, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $0.5 billion and $1.1 billion, respectively. The decrease in reinsurance provided is primarily the result of the recapture of one treaty which totaled $0.5 billion at the end of first quarter 2007. The pre-tax statutory surplus amounts indicated include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
CANADA OPERATIONS
The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada (“RGA Canada”), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality and morbidity risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, critical illness, and group life and health reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance.
For the three months ended March 31, (dollars in thousands)

	2008	2007

Revenues:
Net premiums	$138,992	$99,492
Investment income, net of related expenses	36,033	26,432
Investment related gains (losses), net	(4,085)	2,784
Other revenues	13	86

Total revenues	170,953	128,794

Benefits and expenses:
Claims and other policy benefits	115,271	91,148
Interest credited	139	186
Policy acquisition costs and other insurance expenses	26,426	18,476
Other operating expenses	5,446	3,950

Total benefits and expenses	147,282	113,760

Income before income taxes	$23,671	$15,034

Income before income taxes increased by $8.6 million, or 57.4%, in the first quarter of 2008, as compared to the same period in 2007. Strength in the Canadian dollar resulted in an increase to income before income taxes totaling approximately $4.7 million for the first quarter of 2008. The remaining increase in 2008 was primarily the result of higher premium volume, favorable mortality experience in the current period offset by a decrease of $6.9 million in investment related gains and losses, net.
Net premiums increased by $39.5 million, or 39.7%, in the first quarter of 2008, as compared to the same period in 2007. A stronger Canadian dollar resulted in an increase in net premiums of approximately $19.8 million in the first quarter 2008 compared to 2007. The remaining increase is primarily due to new business from both new and existing treaties. In addition, an increase in premium from creditor treaties contributed $9.1 million in the first quarter of 2008. Creditor and group life and health premiums represented 19.5% and 18.2% of net premiums in the first quarter of 2008 and 2007, respectively. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.

Net investment income increased $9.6 million, or 36.3%, in the first quarter of 2008, as compared to the same period in 2007. A stronger Canadian dollar resulted in an increase in net investment income of approximately $5.2 million in the first quarter of 2008. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 82.9% in the first quarter of 2008, compared to 91.6% in 2007. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances are normally higher as a percentage of premiums. Loss ratios for creditor business were 40.7% in the first quarter of 2008, compared to 49.7% in 2007. Excluding creditor business, the loss ratio for this segment was 93.2% in the first quarter of 2008, compared to 100.9% in 2007. The lower loss ratio in 2008 is primarily due to favorable mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income was 65.9% in the first quarter of 2008, compared to 72.4% in 2007.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 19.0% in the first quarter of 2008, compared to 18.6% in 2007. Policy acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 49.3% in the first quarter of 2008, compared to 44.1% in 2007. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.6% in the first quarter of 2008, compared to 12.9% in 2007. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $1.5 million, or 37.9%, in the first quarter of 2008, as compared to the same period in 2007. A stronger Canadian dollar resulted in an increase in other operating expenses of $0.7 million in 2008. Other operating expenses as a percentage of net premiums were 3.9% in the first quarter of 2008, compared to 4.0% in 2007.
EUROPE & SOUTH AFRICA OPERATIONS
The Europe & South Africa segment has operations in France, Germany, India, Italy, Mexico, Poland, Spain, South Africa and the United Kingdom (“UK”). The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.
For the three months ended March 31, (dollars in thousands)

	2008	2007

Revenues:
Net premiums	$189,196	$167,796
Investment income, net of related expenses	7,551	5,774
Investment related gains (losses), net	745	(224)
Other revenues	60	131

Total revenues	197,552	173,477

Benefits and expenses:
Claims and other policy benefits	158,535	114,154
Interest credited	—	452
Policy acquisition costs and other insurance expenses	17,230	26,060
Other operating expenses	15,744	11,687

Total benefits and expenses	191,509	152,353

Income before income taxes	$6,043	$21,124

Income before income taxes decreased by $15.1 million, or 71.4%, in the first quarter of 2008, as compared to the same period in 2007. The decrease was primarily due to adverse claims experience partially offset by increased net premiums and decreased policy acquisition costs and other insurance expenses in the first quarter of 2008 compared to the same period in 2007. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.7 million for the first quarter of 2008.
Net premiums increased $21.4 million, or 12.8%, in the first quarter of 2008, as compared to the same period in 2007. This increase was primarily the result of new business from both new and existing treaties. During the first quarter, several foreign currencies, particularly the British pound and the euro strengthened against the U.S. dollar and increased net premiums by approximately $4.2 million. A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $60.4 million for the first quarter of 2008, as compared to $57.0 million for the first quarter of 2007. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.8 million, or 30.8%, in the first quarter of 2008, as compared to the same period in 2007. This increase was primarily due to an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 83.8% in the first quarter of 2008, compared to 68.0% in 2007. The increase in the loss ratio for the first quarter of 2008 was primarily due to unfavorable claims experience in the UK and South Africa, while the prior period reflected favorable mortality experience.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 9.1% in the first quarter of 2008, as compared to 15.5% in 2007. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $4.1 million, or 34.7%, as compared to the same period in 2007. Other operating expenses as a percentage of net premiums totaled 8.3% in the first quarter of 2008, compared to 7.0% in 2007. This increase was due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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
For the three months ended March 31, (dollars in thousands)

	2008	2007

Revenues:
Net premiums	$240,935	$186,838
Investment income, net of related expenses	11,414	8,663
Investment related gains (losses), net	514	(71)
Other revenues	2,552	1,827

Total revenues	255,415	197,257

Benefits and expenses:
Claims and other policy benefits	193,669	150,483
Policy acquisition costs and other insurance expenses	28,081	24,614
Other operating expenses	15,102	11,828

Total benefits and expenses	236,852	186,925

Income before income taxes	$18,563	$10,332

Income before income taxes increased by $8.2 million, or 79.7%, in the first quarter of 2008, as compared to the same period in 2007. Favorable results from operations throughout the segment, primarily due to increased net premiums, contributed to the increase in income before income taxes for the first quarter of 2008, compared to the same period in 2007. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $2.2 million for the first quarter of 2008.
Net premiums grew $54.1 million, or 29.0%, in the first quarter of 2008, as compared to the same period in 2007. This premium growth was due to increased net premiums in all offices but primarily the result of increases in the volume of business in Australia, Japan and Korea. Premiums in Australia increased by $22.8 million in the first quarter of 2008, as compared to the same period in 2007. Premiums in Japan increased by $13.0 million in the first quarter of 2008, as compared to the same period in 2007. Premiums in Korea increased by $7.0 million in the first quarter of 2008, as compared to the same periods in 2007. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Foreign currencies in certain significant markets, particularly the Australian and New Zealand dollars and the Japanese yen, have strengthened against the U.S. dollar during the first three months of 2008 compared to 2007. The overall effect of changes in local Asia Pacific segment currencies was an increase in net premiums of approximately $22.4 million for the first quarter of 2008 when compared to the same quarter in 2007.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $35.5 million for the first quarter of 2008, as compared to $34.3 million for the first quarter of 2007.
Net investment income increased $2.8 million, or 31.8%, in the first quarter of 2008, as compared to the same period in 2007. This increase was primarily due to an increase in allocated investment income. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $0.7 million, or 39.7%, in the first quarter of 2008, as compared to the same period in 2007. The primary source of other revenues are fees from financial reinsurance treaties in Japan. At March 31, 2008 and 2007, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.7 billion. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 80.4% in the first quarter of 2008, compared to 80.5% in 2007. The slight decrease in the loss ratio for the first quarter of 2008 was largely due to more favorable mortality experience. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.7% in the first quarter of 2008, as compared to 13.2% in 2007. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums will generally decline as the business matures, however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses increased $3.3 million, or 27.7%, as compared to the same period on 2007. Operating expenses as a percentage of net premiums remained stable at 6.3% in the first quarter of 2008 and 2007. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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
For the three months ended March 31, (dollars in thousands)

	2008	2007

Revenues:
Net premiums	$1,886	$279
Investment income, net of related expenses	22,026	21,974
Investment related losses, net	(371)	(9,852)
Other revenues	1,012	3,639

Total revenues	24,553	16,040

Benefits and expenses:
Claims and other policy benefits	2	(85)
Policy acquisition costs and other insurance expenses	(9,973)	(10,036)
Other operating expenses	10,830	13,458
Interest expense	23,094	20,453
Collateral finance facility expense	7,474	12,687

Total benefits and expenses	31,427	36,477

Loss before income taxes	$(6,874)	$(20,437)

Loss before income taxes decreased $13.6 million, or 66.4%, in the first quarter of 2008, as compared to the same period in 2007. This decrease is primarily due to a $9.5 million decrease in investment related losses, net, a $5.2 million decrease in collateral finance facility expense and a $2.6 million decrease in other operating expenses, offset by a $2.6 million decrease in other income and a $2.6 million increase in interest expense.
Total revenues increased $8.5 million, or 53.1%, in the first quarter of 2008, as compared to the same period in 2007. This increase was due to a $9.5 million decrease in investment related losses, net, primarily due to the recognition of a $10.5 million currency translation loss in the first quarter of 2007 related to the Company’s decision to sell its direct insurance operations in Argentina. This increase was partially offset by a $2.6 million decrease in other income primarily due to lower returns on company owned life insurance policies.
Total benefits and expenses decreased $5.1 million, or 13.8%, in the first quarter of 2008 compared to the same period in 2007. This decrease was primarily due to a $5.2 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current quarter. Other operating expenses decreased $2.6 million in 2008 primarily related to a decrease in equity based compensation but was offset by a $2.6 million increase in interest expense due to the issuance of $300.0 million in senior notes in March 2007.
Discontinued Operations
The discontinued accident and health operations reported a loss, net of taxes, of $5.1 million for the first quarter of 2008 compared to a loss, net of taxes, of $0.7 million for the first quarter of 2007. The loss in the first quarter of 2008 was due to the settlement of a disputed claim in which the Company paid $5.8 million in excess of the amount held in reserve. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Due to the uncertainty associated with the remaining run-off of this business, future claims settlements and other expenses, net income in future periods could be affected positively or negatively.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended March 31, 2008 and 2007 were $188.5 million and $285.1 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $96.6 million net decrease in operating cash flows during the three months of 2008 compared to the same period in 2007 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $84.5 million and decreased $19.2 million, respectively, but was more than offset by higher operating cash outlays of $161.9 million for the current three month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that is saleable, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities was $246.3 million and $382.4 million in the first three months of 2008 and the comparable prior-year period, respectively. This decrease is largely related to the investment in 2007 of $295.3 million of the net proceeds from the Company’s issuance of senior notes in March 2007. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash used in financing activities was $42.5 million in the first three months of 2008 and net cash provided by financing activities was $251.3 million in the same period of 2007. Changes in cash provided by (used in) financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company’s existing credit agreements, treasury stock activity and excess deposits (payments) under investment-type contracts.
Debt and Preferred Securities
As of March 31, 2008 and December 31, 2007, the Company had $925.9 million and $925.8 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2008, the Company had no cash borrowings outstanding and $358.0 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2009, with an outstanding balance of $29.8 million as of March 31, 2008, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balance as of March 31, 2008.
As of March 31, 2008, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.37%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
Collateral Finance Facility
In June 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company (“RGA Reinsurance”). Proceeds from the notes, along with a $112.8 million direct investment by the Company, have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II (“Timberlake Re”), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $350.4 million and $479.4 million at March 31, 2008 and December 31, 2007, respectively. The decrease in the Company’s liquidity position from December 31, 2007 is primarily due to the timing of first quarter investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company has entered into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. At March 31, 2008 and December 31, 2007, respectively, the book value of securities subject to these agreements, and included in fixed maturity securities was $62.0 million and $30.1 million, while the repurchase obligations of $62.0 million and $30.1 million were reported in other liabilities in the consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at March 31, 2008 and December 31, 2007. Further, the Company often enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral re-payment obligation is reported in other liabilities. The Company had securities lending agreements outstanding of $21.3 million at March 31, 2008. There were no securities lending agreements outstanding at December 31, 2007.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $11.8 million of common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into funding agreements with the FHLB but had no outstanding funding agreements with the FHLB at March 31, 2008 and December 31, 2007.
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
Investments
The Company had total cash and invested assets of $16.6 billion and $16.8 billion at March 31, 2008 and December 31, 2007, respectively, as illustrated below (dollars in thousands):

	March 31, 2008	December 31, 2007
Fixed maturity securities, available-for-sale	$9,387,094	$9,397,916
Mortgage loans on real estate	812,539	831,557
Policy loans	1,039,464	1,059,439
Funds withheld at interest	4,650,948	4,749,496
Short-term investments	46,336	75,062
Other invested assets	389,437	284,220
Cash and cash equivalents	304,083	404,351

Total cash and invested assets	$16,629,901	$16,802,041

The following table presents consolidated invested assets, net investment income and investment yield, excluding funds withheld. Funds withheld assets are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities (dollars in thousands).

	March 31,
			Increase/
	2008	2007	(Decrease)
Average invested assets at amortized cost	$11,539,433	$10,252,317		12.6%
Net investment income	170,899	148,820		14.8%

Investment yield (ratio of net investment income to average invested assets)	6.06%	5.93%	13	bps
All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, a portion of the Canadian liabilities is strictly matched with long-duration Canadian assets, with the remaining assets invested to maximize the total rate of return, given the characteristics of the corresponding liabilities and Company liquidity needs. The duration of the Canadian portfolio exceeds twenty years. The duration for all the Company’s portfolios when consolidated range between eight and ten years. See Note 4 – “Investments” in the Notes to Consolidated Financial Statements of the 2007 Annual Report for additional information regarding the Company’s investments.
The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of March 31, 2008 and December 31, 2007, approximately 97.1% and 97.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 46.8% of fixed maturity securities as of March 31, 2008, compared to 46.5% at December 31, 2007. Corporate securities are diversified by sector, with the majority in finance, commercial and industrial bonds. The average Standard & Poor’s (“S&P”) rating of the Company’s corporate securities was “A-“ at March 31, 2008 and December 31, 2007.
The fair value of publicly traded fixed maturity securities are based upon quoted market prices or estimates from independent pricing services with oversight from the Company. Private placement fixed maturity securities fair values are based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The NAIC assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).
As of March 31, 2008, the Company classified approximately 16.1% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157 (refer to Note 5 – “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market and securities for which the Company relies on broker quotes to determine fair value. Additionally, the Company has included asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities.
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2008 and December 31, 2007 was as follows (dollars in thousands):

		March 31, 2008			December 31, 2007
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$7,127,035	$7,436,088	79.2%	$7,022,497	$7,521,177	80.0%
2	BBB	1,725,432	1,676,870	17.8%	1,628,431	1,617,983	17.2%
3	BB	222,209	214,105	2.3%	201,868	198,487	2.1%
4	B	48,225	43,989	0.5%	47,013	43,680	0.5%
5	CCC and lower	16,860	15,987	0.2%	16,800	16,502	0.2%
6	In or near default	53	55	—	83	87	—

	Total	$9,139,814	$9,387,094	100.0%	$8,916,692	$9,397,916	100.0%

Within the fixed maturity security portfolio, the Company held approximately $1.3 billion and $1.4 billion in residential mortgage-backed securities at March 31, 2008 and December 31, 2007, respectively, which include agency-issued pass-through securities, collateralized mortgage obligations guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of March 31, 2008 and December 31, 2007, almost all of these securities were investment-grade. Additionally, the Company held $686.7 million and $645.2 million in investment-grade commercial mortgage-backed securities at March 31, 2008 and December 31, 2007, respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
Within the fixed maturity security portfolio, the Company held approximately $446.0 million and $464.3 million in asset-backed securities at March 31, 2008 and December 31, 2007, respectively, which include credit card and automobile receivables, home equity loans, manufactured housing bonds and collateralized bond obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. The Company owns floating rate securities that represent approximately 19.8% and 19.2% of the total fixed maturity securities at March 31, 2008 and December 31, 2007, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of March 31, 2008 and December 31, 2007, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $255.4 million and $267.7 million, and estimated fair values of $221.6 million and $246.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA+” at March 31, 2008 and December 31, 2007. Additionally, the Company has largely avoided investing in securities originated in the second half of 2005 and beyond, which management believes was a period of lessened underwriting quality. The majority of the Company’s holdings are originations from 2005 and prior periods. In light of the high credit quality of the portfolio, the Company does not expect to realize any material losses despite the recent increase in default rates and market concern over future performance of this asset class. Additionally, the recent series of rating agency downgrades of securities in this sector did not significantly affect the Company’s exposure as the Company experienced only one downgrade within its portfolio of securities. The following tables summarize the securities by rating and underwriting year at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31, 2008
	AAA		AA		A
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$16,021	$16,258	$1,487	$1,396	$3,684	$3,272
2004	15,262	13,175	33,731	27,870	16,147	14,687
2005	52,295	47,580	52,680	46,487	21,595	15,846
2006	13,718	11,371	—	—	—	—
2007	11,436	9,885	—	—	10,501	8,332

Total	$108,732	$98,269	$87,898	$75,753	$51,927	$42,137

	BBB		Below Investment Grade		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,188	$1,052	$—	$—	$22,380	$21,978
2004	—	—	—	—	65,140	55,732
2005	2,555	1,269	—	—	129,125	111,182
2006	3,137	3,146	—	—	16,855	14,517
2007	—	—	—	—	21,937	18,217

Total	$6,880	$5,467	$—	$—	$255,437	$221,626

	December 31, 2007
	AAA		AA		A
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$16,520	$16,531	$2,111	$1,910	$3,749	$3,246
2004	26,520	26,286	33,757	31,465	16,151	14,614
2005	41,638	40,190	60,233	55,041	21,593	18,140
2006	13,964	11,957	5,002	3,763	—	—
2007	20,274	18,351	—	—	—	—

Total	$118,916	$113,315	$101,103	$92,179	$41,493	$36,000

	BBB		Below Investment Grade		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,186	$1,046	$—	$—	$23,566	$22,733
2004	—	—	—	—	76,428	72,365
2005	5,026	4,250	—	—	128,490	117,621
2006	—	—	—	—	18,966	15,720
2007	—	—	—	—	20,274	18,351

Total	$6,212	$5,296	$—	$—	$267,724	$246,790

The Company’s fixed maturity and funds withheld portfolios include approximately $655.6 million in amortized cost of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invests in insured collateralized debt obligation (“CDO”) structures backing subprime investments of approximately $0.7 million at March 31, 2008. The insured securities are primarily investment grade without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the recent financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by four of the financial guarantors totaling $21.9 million in amortized cost.
The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $5.2 million in other-than-temporary write-downs on fixed maturity securities for the three months ended March 31, 2008. The Company recorded $0.6 million in other-than-temporary write-downs on fixed maturity securities for the three months ended March 31, 2007. During the three months ended March 31, 2008 and 2007, the Company sold fixed maturity securities and equity securities with fair values of $141.3 million and $238.8 million at losses of $8.9 million and $6.1 million, respectively, or at 94.1% and 97.5% of book value, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
The following table presents the total gross unrealized losses for 1,290 and 1,105 fixed maturity securities and equity securities as of March 31, 2008 and December 31, 2007, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2008			December 31, 2007
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Loss	% of Total	Securities	Loss	% of Total

Less than 20%	1,143	$230,125	62.0%	1,039	$159,563	80.5%
20% or more for less than six months	133	130,954	35.3	59	35,671	18.0
20% or more for six months or greater	14	10,222	2.7	7	2,981	1.5

Total	1,290	$371,301	100.0%	1,105	$198,215	100.0%

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
The following tables present the estimated fair values and gross unrealized losses for the 1,290 and 1,105 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2008 and December 31, 2007, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of March 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated Fair	Unrealized	Estimated	Unrealized	Estimated Fair	Unrealized
(dollars in thousands)	Value	Loss	Fair Value	Loss	Value	Loss
Investment grade securities:
U.S. corporate securities	$1,364,148	$105,669	$506,480	$47,912	$1,870,628	$153,581
Canadian and Canadian provincial governments	144,448	2,924	25,089	1,258	169,537	4,182
Residential mortgage-backed securities	389,755	16,616	167,342	10,276	557,097	26,892
Foreign corporate securities	396,425	34,494	171,394	11,633	567,819	46,127
Asset-backed securities	271,240	37,976	93,824	12,040	365,064	50,016
Commercial mortgage-backed securities	473,862	40,214	44,599	3,111	518,461	43,325
State and political subdivisions	25,820	2,035	11,554	3,302	37,374	5,337
Other foreign government securities	95,418	1,321	57,301	1,765	152,719	3,086

Investment grade securities	$3,161,116	241,249	1,077,583	91,297	4,238,699	332,546

Non-investment grade securities:
U.S. corporate securities	131,232	12,660	34,045	2,228	165,277	14,888
Asset-backed securities	1,330	2	—	—	1,330	2
Foreign corporate securities	10,051	1,885	3,420	237	13,471	2,122

Non-investment grade securities	142,613	14,547	37,465	2,465	180,078	17,012

Total fixed maturity securities	$3,303,729	$255,796	$1,115,048	$93,762	$4,418,777	$349,558

Equity securities	$124,771	$20,286	$7,061	$1,457	$131,832	$21,743

Total number of securities in an unrealized loss position	912		378		1,290

	As of December 31, 2007
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investment grade securities:
U.S. corporate securities	$1,185,664	$63,368	$487,626	$25,541	$1,673,290	$88,909
Canadian and Canadian provincial governments	78,045	1,077	4,313	86	82,358	1,163
Residential mortgage-backed securities	299,655	5,473	348,632	6,743	648,287	12,216
Foreign corporate securities	293,783	17,880	155,445	5,995	449,228	23,875
Asset-backed securities	341,337	24,958	72,445	5,722	413,782	30,680
Commercial mortgage-backed securities	110,097	4,499	46,647	588	156,744	5,087
U.S. government and agencies	700	1	—	—	700	1
State and political subdivisions	27,265	605	14,518	339	41,783	944
Other foreign government securities	127,397	1,635	75,354	2,878	202,751	4,513

Investment grade securities	2,463,943	119,496	1,204,980	47,892	3,668,923	167,388

Non-investment grade securities:
U.S. corporate securities	106,842	6,044	30,105	1,727	136,947	7,771
Asset-backed securities	1,996	776	—	—	1,996	776
Foreign corporate securities	9,692	1,930	3,524	165	13,216	2,095

Non-investment grade securities	118,530	8,750	33,629	1,892	152,159	10,642

Total fixed maturity securities	$2,582,473	$128,246	$1,238,609	$49,784	$3,821,082	$178,030

Equity securities	$83,166	$16,764	$19,073	$3,421	$102,239	$20,185

Total number of securities in an unrealized loss position	691		414		1,105

The investment securities in an unrealized loss position as of March 31, 2008 consisted of 1,290 securities accounting for unrealized losses of $371.3 million. Of these unrealized losses 95.4% were investment grade and 62.0% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads.
Of the investment securities in an unrealized loss position for 12 months or more as of March 31, 2008, 38 securities were 20% or more below cost, including 3 securities which were also below investment grade. These securities accounted for unrealized losses of approximately $0.7 million. These securities were all corporate bonds, were current on all terms and the Company currently expects to collect full principal and interest.
As of March 31, 2008, the Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the ability and intent to hold these investments securities until the recovery of the fair value up to the cost of the investment, which may by maturity. Accordingly, the Company does not consider these investments to be other-than-temporary impaired at March 31, 2008. However, from time to time when facts and circumstances arise, the Company may sell securities in the ordinary course of managing it’s portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.
The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Substantially all mortgage loans are performing and no valuation allowance has been established as of March 31, 2008 or December 31, 2007.
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
Funds withheld at interest comprised approximately 28.0% and 28.3% of the Company’s cash and invested assets as of March 31, 2008 and December 31, 2007, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A+” at March 31, 2008 and December 31, 2007. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other invested assets represented approximately 2.3% and 1.7% of the Company’s cash and invested assets as of March 31, 2008 and December 31, 2007, respectively. Other invested assets include derivative contracts, equity securities, preferred stocks, structured loans and limited partnership interests. The Company did not record an other-than-temporary write-down on its investments in limited partnerships in the first three months of 2008 or 2007.
Contractual Obligations
Since December 31, 2007, the value of the Company’s obligation for collateral finance facility, including interest, decreased by $229.4 million due to substantially reduced variable interest rates in the current quarter as previously discussed. There were no other material changes in the Company’s contractual obligations from that reported in the 2007 Annual Report.
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 22 such cases of over-retained policies, for amounts averaging $1.7 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $10.1 million. The Company has mitigated the risk related to the over-retained policies by entering into one-year agreements with other reinsurers that commenced in September and October of 2007. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2007, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $10 million in claims, the Program covers the next $40 million in claims, and the Company retains all claims in excess of $50 million. The Program covers reinsurance programs worldwide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program excludes losses from earthquakes occurring in California and also excludes losses from pandemics. The Program is insured by nine insurance companies and Lloyd’s Syndicates, with no single entity providing more than $10 million of coverage.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2008, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Market Risk
Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Since both derivative and nonderivative financial instruments have market risk, the Company’s risk management extends beyond derivatives to encompass all financial instruments held. The Company is primarily exposed to interest rate risk and foreign currency risk.
Interest rate risk arises from many of the Company’s primary activities, as the Company invests substantial funds in interest-sensitive assets and also has certain interest-sensitive contract liabilities. The Company manages interest rate risk and credit risk to maximize the return on the Company’s capital effectively and to preserve the value created by its business operations. As such, certain management monitoring processes are designed to minimize the impact of sudden and sustained changes in interest rates on fair value, cash flows, and interest income.
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. The Company has in place a net investment hedge of a portion of its investment in Canada operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Australian dollars, British pounds, Canadian dollars, Japanese yen, Korean won, the South African rand and euros.
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2008 from that disclosed in the 2007 Annual Report.
New Accounting Standards
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its condensed consolidated financial statements.
In February 2008, the FASB issued Staff Position (“FSP”) No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its condensed consolidated financial statements.
Effective January 1, 2008, the Company adopted SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and requires enhanced disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The adoption of SFAS 157 resulted in a pre-tax gain of approximately $3.9 million, included in interest credited, related primarily to the decrease in the fair value of liability embedded derivatives associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141” (“SFAS 141(r)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(r) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities the option to measure most financial instruments and certain other items at fair value at specified election dates and to report related unrealized gains and losses in earnings. The fair value option will generally be applied on an instrument-by-instrument basis and is generally an irrevocable election. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the fair value option available under SFAS 159 for any of its eligible financial instruments.
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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A Risk Factors of the 2007 Annual Report.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
See “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk” which is included herein.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is currently a party to a threatened arbitration related to its life reinsurance business. As of March 31, 2008, the party involved in this action has raised a claim in the amount of $4.9 million, which is $4.9 million in excess of the amount held in reserve by the Company. The Company believes it has substantial defenses upon which to contest this claim, including but not limited to misrepresentation and breach of contract by direct and indirect ceding companies. Additionally, from time to time, the Company is subject to litigation related to employment-related matters in the normal course of its business. The Company cannot predict or determine the ultimate outcome of the pending litigation or arbitrations or provide useful ranges of potential losses. It is the opinion of management, after consultation with counsel, that their outcomes, after consideration of the provisions made in the Company’s condensed consolidated financial statements, would not have a material adverse effect on its consolidated financial position. However, it is possible that an adverse outcome could, from time to time, have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2007 Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the first quarter ended March 31, 2008:

			Total Number of	Maximum Number of
		Average Price	Shares Purchased as	Shares that May Yet
	Total Number of	Paid	Part of Publicly	Be Purchased Under
	Shares Purchased (1)	per Share	Announced Plans	the Plans
February 1, 2008 – February 29, 2008	56,129	$55.10	—	—

(1)	In February 2008 the Company net settled – issuing 217,375 shares from treasury and repurchasing from recipients 56,129 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of March 31, 2008, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated

By:	/s/ A. Greig Woodring	May 2, 2008

A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jack B. Lay	May 2, 2008

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