Form 10-Q
period 2008-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2008-08-01
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐      No  ☑
Common stock outstanding ($.01 par value) as of July 31, 2008: 62,323,070 shares.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $9,594,910 and $8,916,692 at June 30, 2008 and December 31, 2007, respectively)	$9,667,961	$9,397,916
Mortgage loans on real estate	798,896	831,557
Policy loans	1,048,517	1,059,439
Funds withheld at interest	4,825,297	4,749,496
Short-term investments	47,081	75,062
Other invested assets	418,864	284,220

Total investments	16,806,616	16,397,690
Cash and cash equivalents	362,689	404,351
Accrued investment income	106,679	77,537
Premiums receivable and other reinsurance balances	800,404	717,228
Reinsurance ceded receivables	752,203	722,313
Deferred policy acquisition costs	3,460,294	3,161,951
Other assets	121,282	116,939

Total assets	$22,410,167	$21,598,009

Liabilities and Stockholders’ Equity
Future policy benefits	$6,619,084	$6,333,177
Interest-sensitive contract liabilities	7,220,659	6,657,061
Other policy claims and benefits	2,239,868	2,055,274
Other reinsurance balances	173,162	201,614
Deferred income taxes	561,912	760,633
Other liabilities	599,034	465,358
Short-term debt	—	29,773
Long-term debt	926,095	896,065
Collateral finance facility	850,000	850,361
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,946	158,861

Total liabilities	19,348,760	18,408,177

Commitments and contingent liabilities (See Note 7)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 63,128,273 shares issued at June 30, 2008 and December 31, 2007)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,115,540	1,103,956
Retained earnings	1,660,041	1,540,122
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	215,582	221,987
Unrealized appreciation of securities, net of income taxes	47,478	313,170
Pension and postretirement benefits, net of income taxes	(8,082)	(8,351)

Total stockholders’ equity before treasury stock	3,098,105	3,238,430
Less treasury shares held of 812,722 and 1,096,775 at cost at June 30, 2008 and December 31, 2007, respectively	(36,698)	(48,598)

Total stockholders’ equity	3,061,407	3,189,832

Total liabilities and stockholders’ equity	$22,410,167	$21,598,009

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,358,555	$1,207,646	$2,656,620	$2,333,096
Investment income, net of related expenses	254,868	274,902	454,394	490,645
Investment related losses, net	(7,079)	(14,218)	(162,339)	(19,864)
Other revenues	36,262	20,446	54,198	39,548

Total revenues	1,642,606	1,488,776	3,002,873	2,843,425
Benefits and Expenses:
Claims and other policy benefits	1,128,827	980,338	2,248,339	1,883,148
Interest credited	63,000	113,652	136,897	174,718
Policy acquisition costs and other insurance expenses	189,272	178,016	205,534	360,997
Other operating expenses	61,997	56,619	125,337	112,041
Interest expense	21,580	23,232	44,674	43,685
Collateral finance facility expense	6,966	13,206	14,440	25,893

Total benefits and expenses	1,471,642	1,365,063	2,775,221	2,600,482
Income from continuing operations before income taxes	170,964	123,713	227,652	242,943
Provision for income taxes	60,158	44,676	80,257	86,969

Income from continuing operations	110,806	79,037	147,395	155,974
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(104)	(1,562)	(5,188)	(2,247)

Net income	$110,702	$77,475	$142,207	$153,727

Basic earnings per share:
Income from continuing operations	$1.78	$1.28	$2.37	$2.53
Discontinued operations	—	(0.03)	(0.08)	(0.04)

Net income	$1.78	$1.25	$2.29	$2.49

Diluted earnings per share:
Income from continuing operations	$1.73	$1.22	$2.30	$2.43
Discontinued operations	—	(0.02)	(0.08)	(0.04)

Net income	$1.73	$1.20	$2.22	$2.39

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$142,207	$153,727
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(27,922)	(26,440)
Premiums receivable and other reinsurance balances	(92,232)	42,087
Deferred policy acquisition costs	(285,759)	(82,761)
Reinsurance ceded balances	(29,890)	(36,197)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	468,180	373,895
Deferred income taxes	(39,703)	77,666
Other assets and other liabilities, net	102,314	16,477
Amortization of net investment premiums, discounts and other	(50,866)	(29,674)
Investment related losses, net	162,339	19,864
Excess tax benefits from share-based payment arrangement	(3,732)	(2,839)
Other, net	21,394	9,656

Net cash provided by operating activities	366,330	515,461

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,237,413	1,132,529
Maturities of fixed maturity securities available-for-sale	81,275	106,051
Purchases of fixed maturity securities available-for-sale	(1,812,224)	(1,531,894)
Cash invested in mortgage loans on real estate	—	(91,194)
Cash invested in policy loans	(9,054)	(8,750)
Cash invested in funds withheld at interest	(54,425)	(46,636)
Net increase on securitized lending activities	12,806	90,398
Principal payments on mortgage loans on real estate	32,625	24,818
Principal payments on policy loans	19,976	5,929
Change in short-term investments and other invested assets	(118,431)	(124,582)

Net cash used in investing activities	(610,039)	(443,331)

Cash Flows from Financing Activities:
Dividends to stockholders	(11,190)	(11,097)
Proceeds from long-term debt issuance	—	295,311
Net repayments under credit agreements	—	(66,602)
Purchases of treasury stock	(3,104)	(3,611)
Excess tax benefits from share-based payment arrangement	3,732	2,839
Exercise of stock options, net	3,981	12,146
Net change in payables for securities sold under agreements to repurchase	(30,094)	—
Excess deposits (payments) on universal life and other investment type policies and contracts	237,503	(49,443)

Net cash provided by financing activities	200,828	179,543
Effect of exchange rate changes on cash	1,219	2,787

Change in cash and cash equivalents	(41,662)	254,460
Cash and cash equivalents, beginning of period	404,351	160,428

Cash and cash equivalents, end of period	$362,689	$414,888

Supplementary information:
Cash paid for interest	$52,128	$50,267
Cash paid for income taxes, net of refunds	$22,250	$22,440
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. As of June 30, 2008, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned approximately 51.7% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. On June 2, 2008 MetLife and RGA jointly announced a proposed transaction that could lead to MetLife disposing of its majority interest in RGA. The transaction is subject to various conditions, including RGA shareholder and regulatory approvals, and could be completed as early as the third quarter of this year.
The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K (“2007 Annual Report”) filed with the Securities and Exchange Commission on February 28, 2008.
The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
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
See Note 5 — “Fair Value Disclosures” for further details on the Company’s assets and liabilities recorded at fair value as of June 30, 2008.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$110,806	$79,037	$147,395	$155,974
Shares:
Weighted average outstanding shares (denominator for basic calculation)	62,283	61,898	62,214	61,710
Equivalent shares from outstanding stock options	1,699	2,643	1,892	2,509

Denominator for diluted calculation	63,982	64,541	64,106	64,219
Earnings per share:
Basic	$1.78	$1.28	$2.37	$2.53
Diluted	$1.73	$1.22	$2.30	$2.43

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and six months ended June 30, 2008, approximately 0.7 million stock options and 0.4 million performance contingent shares were excluded from the calculation. For the three and six months ended June 30, 2007, all stock options were included and approximately 0.4 million performance contingent shares were excluded from the calculation.
4. Comprehensive Income
The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income	$110,702	$77,475	$142,207	$153,727
Accumulated other comprehensive income (loss), net of income tax:
Unrealized losses, net of reclassification adjustment for losses included in net income	(119,696)	(136,116)	(265,692)	(131,473)
Currency translation adjustments	11,920	58,832	(6,405)	72,889
Unrealized pension and postretirement benefit adjustment	117	(283)	269	(313)

Comprehensive income (loss)	$3,043	$(92)	$(129,621)	$94,830

5. Fair Value Disclosures
Effective January 1, 2008, the Company adopted SFAS 157, which defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157, among other things, requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The Company’s adoption of SFAS 157 resulted in a pre-tax gain of approximately $3.9 million, included in interest credited, related primarily to the decrease in the fair value of embedded derivative liabilities associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In accordance with SFAS 157, valuation techniques utilized by management for invested assets and embedded derivatives reported at fair value are generally categorized into three types:
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
The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities reported at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued, and significant expertise and judgment is required. The Company performs regular analysis and review of the various methodologies utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. This process involves quantitative and qualitative analysis. Examples of procedures performed include, but are not limited to, review of pricing trends and monitoring of recent trade information. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values, where appropriate.
For invested assets reported at fair value, when available, fair values are based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on the market valuation techniques described above, primarily a combination of the market approach, including matrix pricing and the income approach. The assumptions and inputs used by management in applying these methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and assumptions regarding liquidity and future cash flows.
The significant inputs to the market standard valuation methodologies for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.

When observable inputs are not available, the market standard valuation methodologies for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are consistent with what other market participants would use when pricing such securities.
The use of different methodologies, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.
For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed annuity treaties, the Company utilizes a market standard method, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk that takes into consideration the Company’s financial strength rating, also commonly referred to as a claims paying rating. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the Company’s credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior, including future equity participation rates, and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the value of embedded derivatives liabilities associated with equity-indexed annuity reinsurance treaties.
The fair value of embedded derivatives associated with funds withheld reinsurance treaties is determined based upon a total return swap methodology with reference to the fair value of the investments held by the ceding Company that support the Company’s funds withheld at interest asset. The fair value of the underlying assets is generally based on market observable inputs using market standard valuation methodologies. However, the valuation also requires certain significant inputs based on actuarial assumptions about policyholder behavior, which are generally not observable.
For the quarter ended June 30, 2008, the application of valuation methodologies applied to similar assets and liabilities has been consistent.
SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation methodologies and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation methodologies. This category primarily includes U.S. and foreign corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Management values most of these securities using inputs that are market observable.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation methodologies described above. When observable inputs are not available, the market standard methodologies for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity.

Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes U.S. and foreign corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet.
As required by SFAS 157, when inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3).
Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands).

	June 30, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities – available-for-sale:
U.S. corporate securities	$3,372,299	$—	$2,574,313	$797,986
Canadian and Canadian provincial governments	2,155,928	—	2,132,109	23,819
Residential mortgage-backed securities	1,272,537	—	1,154,622	117,915
Foreign corporate securities	1,136,256	1,874	1,014,266	120,116
Asset-backed securities	452,347	—	127,134	325,213
Commercial mortgage-backed securities	842,140	—	797,134	45,006
U.S. government and agencies securities	8,488	1,246	7,242	—
State and political subdivision securities	42,609	6,990	—	35,619
Other foreign government securities	385,357	111,347	237,311	36,699

Total fixed maturity securities – available-for-sale	9,667,961	121,457	8,044,131	1,502,373
Funds withheld at interest – embedded derivatives	(245,070)	—	—	(245,070)
Short-term investments	1,927	—	1,927	—
Other invested assets – equity securities	190,365	138,275	40,751	11,339
Other invested assets – derivatives	4,853	—	4,853	—
Reinsurance ceded receivable – embedded derivatives	81,163	—	—	81,163

Total	$9,701,199	$259,732	$8,091,662	$1,349,805

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(588,870)	$—	$—	$(588,870)
Other liabilities – derivatives	(4,491)	—	(4,491)	—

Total	$(593,361)	$—	$(4,491)	$(588,870)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended June 30, 2008
		Total gains/losses
		(realized/unrealized) included in:
				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	April 1,		comprehensive	and	out of	June 30,
	2008	Earnings, net	loss	disposals	Level 3	2008

Assets:
Fixed maturity securities available-for-sale	$1,509,166	$(442)	$(41,661)	$55,804	$(20,494)	$1,502,373
Funds withheld at interest – embedded derivatives	(233,618)	(11,452)	—	—	—	(245,070)
Other invested assets – equity securities	20,202	1	(1,241)	7,000	(14,623)	11,339
Reinsurance ceded receivable – embedded derivatives	78,216	(1,459)	—	4,406	—	81,163

Total	$1,373,966	$(13,352)	$(42,902)	$67,210	$(35,117)	$1,349,805

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(585,572)	$5,983	$—	$(9,281)	$—	$(588,870)

Total	$(585,572)	$5,983	$—	$(9,281)	$—	$(588,870)

	Total Fair Value Measurements for the six months ended June 30, 2008
		Total gains/losses
		(realized/unrealized) included in:
				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	January 1,		comprehensive	and	out of	June 30,
	2008	Earnings, net	loss	disposals	Level 3	2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(7,552)	$(77,782)	$127,087	$(39,434)	$1,502,373
Funds withheld at interest – embedded derivatives	(85,090)	(159,980)	—	—	—	(245,070)
Other invested assets – equity securities	13,950	2	(1,720)	13,730	(14,623)	11,339
Reinsurance ceded receivable – embedded derivatives	68,298	4,586	—	8,279	—	81,163

Total	$1,497,212	$(162,944)	$(79,502)	$149,096	$(54,057)	$1,349,805

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(531,160)	$(37,695)	$—	$(20,015)	$—	$(588,870)

Total	$(531,160)	$(37,695)	$—	$(20,015)	$—	$(588,870)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months
	ended June 30, 2008
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities – available-for-sale	$345	$(787)	$—	$—	$—	$(442)
Funds withheld at interest – embedded derivatives	—	(11,452)	—	—	—	(11,452)
Other invested assets – equity securities	1	—	—	—	—	1
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	(1,459)	(1,459)

Total	$346	$(12,239)	$—	$—	$(1,459)	$(13,352)

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$7,428	$1,271	$(2,716)	$—	$5,983

Total	$—	$7,428	$1,271	$(2,716)	$—	$5,983

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the six months
	ended June 30, 2008
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities – available-for-sale	$157	$(7,709)	$—	$—	$—	$(7,552)
Funds withheld at interest – embedded derivatives	—	(159,980)	—	—	—	(159,980)
Other invested assets – equity securities	2	—	—	—	—	2
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	4,586	4,586

Total	$159	$(167,689)	$—	$—	$4,586	$(162,944)

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$942	$1,721	$(40,358)	$—	$(37,695)

Total	$—	$942	$1,721	$(40,358)	$—	$(37,695)

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three and six months ended June 30, 2008 for Level 3 assets and liabilities that are still held at June 30, 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the three months ended June 30, 2008
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities – available-for-sale	$354	$(116)	$—	$—	$—	$238
Funds withheld at interest – embedded derivatives	—	(11,452)	—	—	—	(11,452)
Other invested assets – equity securities	1	—	—	—	—	1
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	(314)	(314)

Total	$355	$(11,568)	$—	$—	$(314)	$(11,527)

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$7,428	$2,419	$(19,845)	$—	$(9,998)

Total	$—	$7,428	$2,419	$(19,845)	$—	$(9,998)

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the six months ended June 30, 2008
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities – available-for-sale	$156	$(2,095)	$—	$—	$—	$(1,939)
Funds withheld at interest – embedded derivatives	—	(159,980)	—	—	—	(159,980)
Other invested assets – equity securities	2	—	—	—	—	2
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	7,496	7,496

Total	$158	$(162,075)	$—	$—	$7,496	$(154,421)

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$942	$2,489	$(73,090)	$—	$(69,659)

Total	$—	$942	$2,489	$(73,090)	$—	$(69,959)

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

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Total revenues
U.S.	$942,555	$927,982	$1,654,349	$1,767,063
Canada	192,430	156,684	363,383	285,478
Europe & South Africa	194,205	171,242	391,757	344,719
Asia Pacific	290,454	209,665	545,869	406,922
Corporate & Other	22,962	23,203	47,515	39,243

Total	$1,642,606	$1,488,776	$3,002,873	$2,843,425

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Income (loss) from continuing operations before income taxes
U.S.	$109,166	$86,215	$124,451	$179,392
Canada	26,778	24,202	50,449	39,236
Europe & South Africa	17,041	11,846	23,084	32,970
Asia Pacific	21,256	15,609	39,819	25,941
Corporate & Other	(3,277)	(14,159)	(10,151)	(34,596)

Total	$170,964	$123,713	$227,652	$242,943

	Total assets
	June 30, 2008	December 31, 2007

U.S.	$14,601,544	$13,779,284
Canada	2,824,335	2,738,005
Europe & South Africa	1,382,268	1,345,900
Asia Pacific	1,549,589	1,355,111
Corporate and Other	2,052,431	2,379,709

Total	$22,410,167	$21,598,009

7. Commitments and Contingent Liabilities
The Company has commitments to fund investments in limited partnerships in the amount of $105.9 million at June 30, 2008. The Company anticipates that the majority of these amounts will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost less any other-than-temporary impairments and are included in other invested assets in the condensed consolidated balance sheets.

In January 2006, the Company was threatened with an arbitration related to its life reinsurance business. To date, the ceding company involved has not acted upon this threat. As of June 30, 2008, the ceding company involved in this action has raised a claim in the amount of $4.9 million, none of which has been accrued by the Company. The Company believes it has substantial defenses upon which to contest this claim, including but not limited to breach of contract by the ceding company.
Additionally, the Company is subject to litigation in the normal course of its business. The Company currently has no such other material litigation. However, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At June 30, 2008 and December 31, 2007, there were approximately $23.9 million and $22.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2008 and December 31, 2007, $480.4 million and $459.6 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of June 30, 2008, the Company had $426.6 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $337.1 million and $325.1 million as of June 30, 2008 and December 31, 2007, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2008, RGA’s exposure related to these guarantees was $159.0 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

8. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net periodic pension benefit cost:
Service cost	$661	$472	$1,480	$1,271
Interest cost	585	258	1,171	850
Expected return on plan assets	(469)	(483)	(938)	(938)
Amortization of prior service cost	147	79	154	174
Amortization of prior actuarial (gain) loss	92	(44)	164	69

Net periodic pension benefit cost	$1,016	$282	$2,031	$1,426

Net periodic other benefits cost:
Service cost	$157	$(63)	$315	$143
Interest cost	145	79	290	269
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	12	—	12
Amortization of prior actuarial (gain) loss	36	(2)	71	82

Net periodic other benefits cost	$338	$26	$676	$506

The Company made pension contributions of $4.0 million during the second quarter of 2008 and expects this to be the only contribution for the year.
9. Equity Based Compensation
Equity compensation expense was $2.4 million and $2.9 million in the second quarter of 2008 and 2007, respectively, and $7.8 million and $9.5 million in the first six months of 2008 and 2007, respectively. In the first quarter of 2008, the Company granted 0.4 million incentive stock options at $56.03 weighted average per share and 0.2 million performance contingent units (“PCUs”) to employees. Additionally, non-employee directors were granted a total of 4,800 shares of common stock. As of June 30, 2008, 1.7 million share options at $32.43 weighted average per share vested and exercisable with a remaining weighted average exercise period of 4.0 years. As of June 30, 2008, the total compensation cost of non-vested awards not yet recognized in the financial statements was $20.9 million. It is estimated that these costs will vest over a weighted average period of 2.0 years.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. As of June 30, 2008, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned approximately 51.7% of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. On June 2, 2008 MetLife and RGA jointly announced a proposed transaction that could lead to MetLife disposing of its majority interest in RGA. The transaction is subject to various conditions, including RGA shareholder and regulatory approvals, and could be completed as early as the third quarter of this year.
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
Results of Operations
Consolidated income from continuing operations before income taxes increased $47.3 million, or 38.2%, and decreased $15.3 million, or 6.3%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The increase for the second quarter was primarily due to increased premiums related to growth in assumed insurance in force. The decrease in income for the six months can be largely attributed to unfavorable mortality experience in the U.S. and Europe & South Africa segments and an unrealized loss due to an unfavorable change in the value of embedded derivatives within the U.S. segment due to the impact of widening credit spreads in the U.S. debt markets. Offsetting these negative income items for the first six months were increases in premium levels in all segments. Favorable foreign currency exchange fluctuations resulted in an increase to income from continuing operations before income taxes totaling approximately $6.2 million and $13.2 million for the second quarter and first six months of 2008, respectively.
The unrealized loss due to an unfavorable change in value of embedded derivatives is primarily related to reinsurance treaties written on a modified coinsurance or funds withheld basis and subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). Additionally, changes in risk free rates used in the present value calculations of embedded derivatives associated with equity-indexed annuity treaties (“EIAs”) negatively affected income before income taxes in the first six months of 2008. Unfavorable changes in these two types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in consolidated income from continuing operations before income taxes of approximately $45.9 million for the six months ended June 30, 2008, as compared to the same period in 2007. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the embedded derivatives to be immaterial.
Consolidated net premiums increased $150.9 million, or 12.5%, and $323.5 million, or 13.9%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007, due to growth in life reinsurance in force. Consolidated assumed insurance in force increased to $2.2 trillion for the quarter ended June 30, 2008 from $2.0 trillion for quarter ended June 30, 2007. The Company added new business production, measured by face amount of insurance in force, of $71.6 billion and $81.7 billion during the second quarter, and $148.0 billion and $143.5 billion during the first six months, of 2008 and 2007, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced. Foreign currency fluctuations favorably affected net premiums by approximately $20.6 million and $67.0 million for the second quarter and first six months of 2008, respectively.
Consolidated investment income, net of related expenses, decreased $20.0 million, or 7.3%, and $36.3 million, or 7.4%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. Offsetting the decrease in investment income was a larger invested asset base and a higher effective investment portfolio yield. Invested assets as of June 30, 2008 totaled $16.8 billion, an 8.5% increase over June 30, 2007. The average yield earned on investments, excluding funds withheld, increased to 6.07% in the second quarter of 2008 from 5.90% for the second quarter of 2007. The average yield earned on investments, excluding funds withheld, increased to 6.06% for the first six months of 2008 from 5.92% for the first six months of 2007. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments, and the timing of dividends and distributions on certain investments.
Investment related losses, net decreased $7.1 million and increased $142.5 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The large increase for the first six months is primarily due to an increase of $155.7 million in the loss of the aforementioned embedded derivatives related to Issue B36. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 35.2% and 36.1% for the second quarter of 2008 and 2007, respectively, and 35.3% and 35.8% for the first six months of 2008 and 2007, respectively. These effective tax rates were affected by the ongoing application of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.
Critical Accounting Policies
The Company’s accounting policies are described in Note 2 in the 2007 Annual Report. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of investments, derivatives and investment impairments, if any; accounting for income taxes; and the establishment of arbitration or litigation reserves. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands).

	June 30, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities – available-for-sale	$9,667,961	$121,457	$8,044,131	$1,502,373
Funds withheld at interest – embedded derivatives	(245,070)	—	—	(245,070)
Short-term investments	1,927	—	1,927	—
Other invested assets – equity securities	190,365	138,275	40,751	11,339
Other invested assets – derivatives	4,853	—	4,853	—
Reinsurance ceded receivable – embedded derivatives	81,163	—	—	81,163

Total	$9,701,199	$259,732	$8,091,662	$1,349,805

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(588,870)	$—	$—	$(588,870)
Other liabilities – derivatives	(4,491)	—	(4,491)	—

Total	$(593,361)	$—	$(4,491)	$(588,870)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended June 30, 2008

		Total gains/losses
		(realized/unrealized) included in:

				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	April 1,		comprehensive	and	out of	June 30,
	2008	Earnings, net	loss	disposals	Level 3	2008

Assets:
Fixed maturity securities available-for-sale	$1,509,166	$(442)	$(41,661)	$55,804	$(20,494)	$1,502,373
Funds withheld at interest – embedded derivatives	(233,618)	(11,452)	—	—	—	(245,070)
Other invested assets – equity securities	20,202	1	(1,241)	7,000	(14,623)	11,339
Reinsurance ceded receivable – embedded derivatives	78,216	(1,459)	—	4,406	—	81,163

Total	$1,373,966	$(13,352)	$(42,902)	$67,210	$(35,117)	$1,349,805

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(585,572)	$5,983	$—	$(9,281)	$—	$(588,870)

Total	$(585,572)	$5,983	$—	$(9,281)	$—	$(588,870)

	Total Fair Value Measurements for the six months ended June 30, 2008

		Total gains/losses
		(realized/unrealized) included in:

				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	January 1,		comprehensive	and	out of	June 30,
	2008	Earnings, net	loss	disposals	Level 3	2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(7,552)	$(77,782)	$127,087	$(39,434)	$1,502,373
Funds withheld at interest — embedded derivatives	(85,090)	(159,980)	—	—	—	(245,070)
Other invested assets — equity securities	13,950	2	(1,720)	13,730	(14,623)	11,339
Reinsurance ceded receivable — embedded derivatives	68,298	4,586	—	8,279	—	81,163

Total	$1,497,212	$(162,944)	$(79,502)	$149,096	$(54,057)	$1,349,805

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(531,160)	$(37,695)	$—	$(20,015)	$—	$(588,870)

Total	$(531,160)	$(37,695)	$—	$(20,015)	$—	$(588,870)

Level 3 assets were 13.9% of total assets measured at fair value and Level 3 liabilities were 99.2% of total liabilities measured at fair value as of June 30, 2008. Transfers in and out of Level 3 for the period ended June 30, 2008 were not significant.
Asset-backed securities (“ABS”) represented approximately 21.6% of Level 3 fixed maturity securities available-for-sale and 24.1% of total Level 3 assets as of June 30, 2008. ABS primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market along with illiquid bank loan collateralized debt obligations. While the fair value of these investments, as well as others within the Company’s portfolio of fixed maturity securities available-for-sale, has declined in recent quarters due to increased credit spreads in the financial markets, the Company believes the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than that reflected by their current fair value.
See Note 5 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements and the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the Company’s assets and liabilities recorded at fair value as of June 30, 2008.
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
The Company at times is a party to various litigation and arbitrations. The Company cannot predict or determine the ultimate outcome of any pending litigation or arbitrations or even provide useful ranges of potential losses. However, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
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
For the three months ended June 30, 2008 (dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$752,831	$1,592	$—	$754,423
Investment income, net of related expenses	97,462	80,920	356	178,738
Investment related losses, net	(637)	(9,044)	(2)	(9,683)
Other revenues	552	14,211	4,314	19,077

Total revenues	850,208	87,679	4,668	942,555

Benefits and expenses:
Claims and other policy benefits	624,310	865	—	625,175
Interest credited	14,924	47,995	—	62,919
Policy acquisition costs and other insurance expenses	103,231	27,086	250	130,567
Other operating expenses	12,121	1,840	767	14,728

Total benefits and expenses	754,586	77,786	1,017	833,389

Income before income taxes	$95,622	$9,893	$3,651	$109,166

For the three months ended June 30, 2007 (dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$718,753	$1,598	$—	$720,351
Investment income, net of related expenses	87,151	117,319	99	204,569
Investment related losses, net	(4,497)	(8,270)	(7)	(12,774)
Other revenues	300	9,690	5,846	15,836

Total revenues	801,707	120,337	5,938	927,982

Benefits and expenses:
Claims and other policy benefits	594,619	(553)	—	594,066
Interest credited	14,579	98,324	—	112,903
Policy acquisition costs and other insurance expenses	101,807	16,750	2,001	120,558
Other operating expenses	11,604	1,705	931	14,240

Total benefits and expenses	722,609	116,226	2,932	841,767

Income before income taxes	$79,098	$4,111	$3,006	$86,215

For the six months ended June 30, 2008 (dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$1,478,224	$3,255	$—	$1,481,479
Investment income, net of related expenses	194,893	105,951	396	301,240
Investment related losses, net	(3,145)	(158,598)	(3)	(161,746)
Other revenues	612	25,706	7,058	33,376

Total revenues	1,670,584	(23,686)	7,451	1,654,349

Benefits and expenses:
Claims and other policy benefits	1,276,160	1,050	—	1,277,210
Interest credited	29,714	106,963	—	136,677
Policy acquisition costs and other insurance expenses	189,281	(104,664)	448	85,065
Other operating expenses	25,359	4,174	1,413	30,946

Total benefits and expenses	1,520,514	7,523	1,861	1,529,898

Income (loss) before income taxes	$150,070	$(31,209)	$5,590	$124,451

For the six months ended June 30, 2007 (dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$1,388,172	$3,224	$—	$1,391,396
Investment income, net of related expenses	172,079	185,271	119	357,469
Investment related losses, net	(4,835)	(6,215)	(7)	(11,057)
Other revenues	406	17,114	11,735	29,255

Total revenues	1,555,822	199,394	11,847	1,767,063

Benefits and expenses:
Claims and other policy benefits	1,137,205	3,970	1	1,141,176
Interest credited	28,849	144,482	—	173,331
Policy acquisition costs and other insurance expenses	201,187	39,043	4,195	244,425
Other operating expenses	23,472	3,326	1,941	28,739

Total benefits and expenses	1,390,713	190,821	6,137	1,587,671

Income before income taxes	$165,109	$8,573	$5,710	$179,392

Income before income taxes for the U.S. operations segment increased by $23.0 million, or 26.6%, and decreased by $54.9 million, or 30.6%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The increase for the three month period can be attributed to growth in total business in force. This decrease in income year to date can be largely attributed to unfavorable mortality experience of approximately $50.0 million in the first quarter of 2008, changes in market spreads associated with embedded derivatives subject to Issue B36 of $33.3 million and the impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs of $12.6 million. Offsetting these negative income items was overall growth in total business in force as evidenced by the increase in net premiums.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $35.5 billion and $44.1 billion during the second quarter, and $70.2 billion and $84.4 billion during the first six months, of 2008 and 2007, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment increased by $16.5 million, or 20.9%, and decreased by $15.0 million, or 9.1% for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Stronger premiums and higher investment income were the primary contributors to the increase for the second quarter of 2008 compared to 2007. The six months decrease in 2008 compared to 2007 was primarily due to adverse mortality experience in the first quarter of 2008.
Net premiums for the U.S. Traditional sub-segment grew $34.1 million, or 4.7%, and $90.1 million, or 6.5% for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force, which totaled $1.3 trillion of face amount as of June 30, 2008. This represents a 4.7% increase over the amount in force on June 30, 2007.
Net investment income increased $10.3 million, or 11.8%, and $22.8 million, or 13.3%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These increases can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 82.9% and 82.7% for the second quarter of 2008 and 2007, respectively, and 86.3% and 81.9% for the six months ended June 30, 2008 and 2007, respectively. The second quarter 2008 loss ratio increased slightly when compared to the prior year; however, the loss ratio for the first six months of 2008 increased substantially compared to the prior year due to very unfavorable mortality experience during the first quarter of 2008. Increases in the total claim count and the level of large claims were major contributors to claims being approximately $50.0 million higher than expected in the first quarter of 2008. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management has completed an extensive review of the level and mix of claims and views recent experience as normal volatility that is inherent in the business.
Interest credited expense increased $0.3 million, or 2.4%, and $0.9 million, or 3.0%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These increases are the result of one treaty that had a slight increase in its asset base with a credited loan rate remaining constant at 5.6% for 2007 and 2008. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.7% and 14.2% for the second quarter of 2008 and 2007, respectively, and 12.8% and 14.5% for the six months ended June 30, 2008 and 2007, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $0.5 million, or 4.5%, and $1.9 million, or 8.0% for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Other operating expenses, as a percentage of net premiums, remained relatively constant at 1.6% and 1.7%, respectively, for the second quarter and six months ended June 30, 2008 and 2007. The expense ratio can fluctuate from period to period.
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
Income before income taxes for this sub-segment increased by $5.8 million, and decreased by $39.8 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The decrease for the six month period can be attributed to the unfavorable change in the value of embedded derivatives, after adjustment for deferred acquisition costs under Issue B36, combined with an increase in the present value calculations of embedded derivatives associated with EIAs. Collectively, these items contributed $46.7 million to the loss during the first six months of 2008 compared to $0.9 million during the first six months of 2007.
In accordance with the provisions of Issue B36, the Company recorded a gross change in value of embedded derivatives of $(160.0) million for the first six months of 2008, within investment related losses, net. The amount represents a non-cash, unrealized change in value and was somewhat offset by a reduction in policy acquisition costs and other insurance expenses associated with an adjustment of related deferred acquisition costs totaling $(125.9) million, for a total net contribution of $34.1 million to the loss before income taxes. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in market spreads. During the first six months, weighted average asset credit spreads widened by approximately 0.75%. Additionally, the Company uses risk free rates, in accordance with FAS 157, to discount the fair value of estimated future equity option purchases associated with its reinsurance of EIAs (a component of the embedded derivative), which increased the fair value of the embedded derivative liability. The impact from the change in risk free rates over the first six months is the primary driver for the increase in the gross embedded liability of $55.2 million, which was recorded as expense within interest credited. This increase was partially offset by related deferred acquisition costs and retrocession of $(42.6) million for a net contribution of $12.6 million to the loss before income taxes. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs and Issue B36 to be immaterial.
Excluding the impact of changes in risk free rates and market spreads used in the present value calculations of embedded derivatives associated with EIAs and Issue B36, income before income taxes increased $4.1 million, or 72.7%, and $6.1 million, or 64.7%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These increases can be attributed to continued growth in business and improved mortality experience in a single universal life treaty for the comparable periods. These gains were partially offset by poor performance in equity markets and the widening of credit spreads.
Total revenues, which are comprised primarily of investment income and investment related losses, net, decreased $32.7 million and $223.1 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The losses associated with embedded derivatives subject to Issue B36, which are included in investment related losses, net, represented $4.3 million and $155.7 million of the decreases for the second quarter and six month periods, respectively. Excluding the losses associated with embedded derivatives subject to Issue B36, revenue decreased $28.4 million and $67.4 million for the second quarter and six month periods, respectively, primarily due to a drop in investment income related to option income on a funds withheld treaty. This decrease is partially offset by a corresponding decrease in interest credited.
The average invested asset base supporting this sub-segment grew to $4.9 billion in the second quarter of 2008 from $4.7 billion in the second quarter of 2007. The growth in the asset base is driven by new business written on existing equity indexed and variable annuity treaties. In addition, a new fixed annuity transaction was executed in the second quarter of 2008, adding approximately $448.7 million to the asset base of this sub-segment. Invested assets outstanding were $5.2 billion as of June 30, 2008 compared to $4.7 billion in 2007. As of June 30, 2008, $3.6 billion of the invested assets were funds withheld at interest, of which 90.7% is associated with one client. As of June 30, 2007, $3.4 billion of the invested assets were funds withheld at interest, of which 91.5% of the balance was associated with one client.
Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, decreased $38.4 million and $183.3 million for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Contributing to these decreases was a reduction in expenses related to embedded derivatives subject to Issue B36 of $4.4 million and $122.4 million, coupled with decrease in interest credited of $50.3 million and $37.5 million for the three and six month periods, respectively. As mentioned above, a large part of the decrease in interest credited relates to market value changes in certain equity indexed annuity products and is offset in investment income.
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
Income before income taxes increased by $0.6 million, or 21.5%, and decreased by $0.1 million, or 2.1%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. At June 30, 2008 and 2007, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $0.5 billion and $1.1 billion, respectively. The decrease in reinsurance provided is primarily the result of the recapture of one treaty which totaled $0.6 billion at the end of the second quarter 2007. The pre-tax statutory surplus amounts indicated include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Net premiums	$139,530	$122,580	$278,522	$222,072
Investment income, net of related expenses	35,692	32,363	71,725	58,795
Investment related gains (losses), net	4,004	1,648	(81)	4,432
Other revenues	13,204	93	13,217	179

Total revenues	192,430	156,684	363,383	285,478

Continued

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Benefits and expenses:
Claims and other policy benefits	134,146	105,667	249,417	196,815
Interest credited	81	185	220	371
Policy acquisition costs and other insurance expenses	25,526	21,343	51,952	39,819
Other operating expenses	5,899	5,287	11,345	9,237

Total benefits and expenses	165,652	132,482	312,934	246,242

Income before income taxes	$26,778	$24,202	$50,449	$39,236

Income before income taxes increased by $2.6 million, or 10.6%, and $11.2 million or 28.6%, for the three and six months ended June 30 2008, as compared to the same periods in 2007. Strength in the Canadian dollar resulted in an increase to income before income taxes totaling approximately $2.4 million and $7.1 million in the second quarter and first six months of 2008, respectively. The remaining increases in 2008 were primarily the result of income of $2.5 million from the recapture of a previously retroceded block of creditor business, as well as higher premium volume and favorable mortality experience. The increase for the first six months was offset by a decrease of $4.5 million in investment related gains and losses, net.
Net premiums grew by $17.0 million, or 13.8%, and $56.5 million, or 25.4%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. A stronger Canadian dollar resulted in an increase in net premiums of approximately $11.3 million and $31.2 million in the second quarter and first six months of 2008, respectively. The remaining increases are primarily due to new business from both new and existing treaties. In addition, increases in premiums from creditor treaties contributed $2.2 million and $11.3 million in the second quarter and first six months of 2008, respectively. Creditor and group life and health premiums represented 18.4% and 19.7% of net premiums in the second quarter and first six months of 2008, respectively. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $3.3 million, or 10.3%, and $12.9, or 22.0%, for the three and six months ended June 30, 2008, as compared to the same period in 2007. A stronger Canadian dollar resulted in an increase in net investment income of approximately $2.9 million and $8.2 million in the second quarter and first six months of 2008, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Other revenues increased by $13.1 million, and $13.0 million, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The increases in 2008 were primarily the result of a fee earned of $12.9 million from the recapture of a previously retroceded block of creditor business.
Loss ratios for this segment were 96.1% and 86.2% for the second quarter of 2008 and 2007, respectively, and 89.6% and 88.6% for the six months ended June 30, 2008 and 2007, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances are normally higher as a percentage of premiums. Loss ratios for creditor business were 90.4% and 46.5% for the second quarter of 2008 and 2007, respectively, and 64.1% and 48.0% for the six months ended June 30, 2008 and 2007, respectively. The increases in 2008 were primarily the result of the release of retroceded reserves of $10.4 million from the aforementioned recapture. Excluding creditor business and the recapture, the loss ratios for this segment were 97.3% and 94.8% for the second quarter of 2008 and 2007, respectively, and 95.3% and 97.5% for the six months ended June 30, 2008 and 2007. The lower loss ratio in 2008 is primarily due to favorable mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 76.6% and 68.2% in the second quarter of 2008 and 2007, respectively, and 71.2% and 70.1% for the six months ended June 30, 2008 and 2007, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 18.3% and 17.4% for the second quarter of 2008 and 2007, respectively, and 18.7% and 17.9% for the six months ended June 30, 2008 and 2007, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 45.9% and 46.8% for the second quarter of 2008 and 2007, respectively, and 47.7% and 45.6% for the six months ended June 30, 2008 and 2007, respectively. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.5% and 11.0% for the second quarter of 2008 and 2007, respectively, and 12.1% and 11.9% for the six months ended June 30, 2008 and 2007, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $0.6 million, or 11.6%, and $2.1 million, or 22.8%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. A stronger Canadian dollar resulted in an increase in other operating expenses of $0.4 million and $1.1 million in the second quarter and first six months of 2008, respectively. Other operating expenses as a percentage of net premiums were 4.2% and 4.3% for the second quarter of 2008 and 2007, respectively, and 4.1% and 4.2% for the six months ended June 30, 2008 and 2007, respectively.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Net premiums	$185,490	$164,796	$374,686	$332,592
Investment income, net of related expenses	8,778	7,103	16,329	12,877
Investment related gains (losses), net	(131)	(630)	614	(854)
Other revenues	68	(27)	128	104

Total revenues	194,205	171,242	391,757	344,719

Benefits and expenses:
Claims and other policy benefits	144,460	128,828	302,995	242,982
Interest credited	—	564	—	1,016
Policy acquisition costs and other insurance expenses	16,026	17,129	33,256	43,189
Other operating expenses	16,678	12,875	32,422	24,562

Total benefits and expenses	177,164	159,396	368,673	311,749

Income before income taxes	$17,041	$11,846	$23,084	$32,970

Income before income taxes increased by $5.2 million, or 43.9%, and decreased by $9.9 million, or 30.0%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The increase for the second quarter was primarily due to an increase in net premiums as well as a decrease to policy acquisition costs and other insurance expenses partially offset by a an increase in claims and other policy benefits. The six month decrease in 2008 compared to 2007 was primarily due to adverse claims experience in the first quarter of 2008, partially offset by increased net premiums and decreased policy acquisition costs and other insurance expenses in the second quarter of 2008. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.6 million and $1.3 million for the second quarter and first six months of 2008, respectively.
Net premiums grew $20.7 million, or 12.6%, and $42.1 million, or 12.7%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These increases were primarily the result of new business from both new and existing treaties. During 2008, there was a favorable foreign currency exchange fluctuation, particularly from the euro strengthening against the U.S. dollar, which increased net premiums by approximately $0.6 million in the second quarter of 2008, and $4.8 million for the six months ended June 30, 2008, as compared to the same periods in 2007.
A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $67.3 million and $57.9 million in the second quarter of 2008 and 2007, respectively, and $127.7 million and $114.9 million for the six months ended June 30, 2008 and 2007, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $1.7 million, or 23.6%, and $3.5 million, or 26.8%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These increases can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 77.9% and 78.2% for the second quarter of 2008 and 2007, respectively, and 80.9% and 73.1% for the six months ended June 30, 2008 and 2007, respectively. The increase in the loss ratio for the six months ended June 30, 2008 was primarily due to unfavorable claims experience in the UK and South Africa during the first quarter, while the prior year reflected favorable mortality experience.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 8.6% and 10.4% for the second quarter of 2008 and 2007, respectively, and 8.9% and 13.0% for the six months ended June 30, 2008 and 2007, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $3.8 million, or 29.5%, and $7.9 million, or 32.0%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Other operating expenses as a percentage of net premiums totaled 9.0% and 7.8% for the second quarter of 2008 and 2007, respectively, and 8.7% and 7.4% for the six months ended June 30, 2008 and 2007, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Net premiums	$277,716	$198,971	$518,651	$385,809
Investment income, net of related expenses	12,397	8,610	23,811	17,273
Investment related losses, net	(1,510)	(499)	(996)	(570)
Other revenues	1,851	2,583	4,403	4,410

Total revenues	290,454	209,665	545,869	406,922

Benefits and expenses:
Claims and other policy benefits	225,011	151,664	418,680	302,147
Policy acquisition costs and other insurance expenses	28,386	28,173	56,467	52,787
Other operating expenses	15,801	14,219	30,903	26,047

Total benefits and expenses	269,198	194,056	506,050	380,981

Income before income taxes	$21,256	$15,609	$39,819	$25,941

Income before income taxes increased by $5.6 million, or 36.2%, and $13.9 million, or 53.5%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Favorable results from operations throughout the segment, primarily due to increased net premiums, contributed to the increase in income before income taxes for the second quarter and first six months of 2008, as compared to the same periods in 2007. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $2.2 million and $4.4 million for the second quarter and first six months of 2008, respectively.
Net premiums grew $78.7 million, or 39.6%, and $132.8 million, or 34.4%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. This premium growth was primarily the result of increases in the volume of business in Korea, Australia, and Taiwan. Premiums in Korea increased by $57.4 million in the second quarter of 2008, and $64.4 million for the six months ended June 30, 2008, as compared to the same periods in 2007. Premiums in Australia increased by $12.2 million in the second quarter of 2008, and $35.0 million for the six months ended June 30, 2008, as compared to the same periods in 2007. Premiums in Taiwan increased by $14.2 million in the second quarter of 2008, and $16.7 million for the six months ended June 30, 2008, as compared to the same periods in 2007. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Foreign currencies in certain significant markets, particularly the Australian and New Zealand dollars and the Japanese yen, have strengthened against the U.S. dollar during 2008 compared to 2007. The overall effect of changes in local Asia Pacific segment currencies was an increase in net premiums of approximately $8.6 million and $31.0 million for the second quarter and first six months of 2008, respectively.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $71.8 million and $39.3 million in the second quarter of 2008 and 2007, respectively, and $112.3 million and $74.1 million for the first six months of 2008 and 2007, respectively.
Net investment income increased $3.8 million, or 44.0%, and $6.5 million, or 37.9%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. These increases can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

Other revenues decreased by $0.7 million, or 28.3%, for the three months ended June 30, 2008, as compared to the same period in 2007. Other revenue remained virtually unchanged for the first six months of 2008 and 2007. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At June 30, 2008 and 2007, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.6 billion and $0.7 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 81.0% and 76.2% for the second quarter of 2008 and 2007, respectively, and 80.7% and 78.3% for the six months ended June 30, 2008 and 2007, respectively. The increase in the loss ratios for 2008 was largely due to less favorable mortality experience in 2008 compared to 2007. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.2% and 14.2% for the second quarter of 2008 and 2007, respectively, and 10.9% and 13.7% for the six months ended June 30, 2008 and 2007, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses increased $1.6 million, or 11.1%, and $4.9 million, or 18.6%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. Other operating expenses as a percentage of net premiums totaled 5.7% and 7.1% for the second quarter of 2008 and 2007, respectively, and 6.0% and 6.8% for the six months ended June 30, 2008 and 2007, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Net premiums	$1,396	$948	$3,282	$1,227
Investment income, net of related expenses	19,263	22,257	41,289	44,231
Investment related gains (losses), net	241	(1,963)	(130)	(11,815)
Other revenues	2,062	1,961	3,074	5,600

Total revenues	22,962	23,203	47,515	39,243

Benefits and expenses:
Claims and other policy benefits	35	113	37	28
Policy acquisition costs and other insurance expenses	(11,233)	(9,187)	(21,206)	(19,223)
Other operating expenses	8,891	9,998	19,721	23,456
Interest expense	21,580	23,232	44,674	43,685
Collateral finance facility expense	6,966	13,206	14,440	25,893

Total benefits and expenses	26,239	37,362	57,666	73,839

Loss before income taxes	$(3,277)	$(14,159)	$(10,151)	$(34,596)

Loss before income taxes decreased by $10.9 million, or 76.9%, and $24.4 million, or 70.7%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The decrease for the second quarter is primarily due to a $6.2 million decrease in collateral finance facility expense, a $2.0 million decrease in policy acquisition costs and other insurance expenses and a $1.7 million decrease in interest expense. The decrease for the first six months is primarily due to an $11.7 million decrease in investment related losses, net, and an $11.5 million decrease in collateral finance facility expense.
Total revenues decreased by $0.2 million, or 1.0%, and increased $8.3 million, or 21.1%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The decrease for the second quarter was due to a $3.0 million decrease in net investment income largely due to lower investment returns on variable investments used to fund the Company’s collateral finance facility, somewhat offset by a $2.2 million increase in investment related gains. The increase for the six month period was due to an $11.7 million decrease in investment related losses, net, primarily due to the recognition of a $10.5 million currency translation loss in the first quarter of 2007 related to the Company’s decision to sell its direct insurance operations in Argentina. This increase was partially offset by a $2.5 million decrease in other income primarily due to a decrease in the value of company owned life insurance policies and a $2.9 million decrease in net investment income for the same reason as noted above for the second quarter. In 2008, investment income increased due to a larger invested asset base and higher effective investment portfolio yield, which was offset by an increase in the amount allocated to the operating segments to support their growing asset levels.
Total benefits and expenses decreased by $11.1 million, or 29.8%, and $16.2 million, or 21.9%, for the three and six months ended June 30, 2008, as compared to the same periods in 2007. The decrease for the second quarter was primarily due to a $6.2 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current year. Policy acquisition costs and other insurance expenses also decreased $2.0 million in the second quarter, primarily due to increased charges to the operating segments for the use of capital. Also contributing to the decrease for the second quarter was a decrease in interest expense of $1.7 million, primarily due to interest provisions for income taxes related to FIN 48, and decreased other operating expenses of $1.1 million, primarily related to a decrease in equity based compensation. The decrease for the six month period was primarily due to an $11.5 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current year. Additionally, other operating expenses decreased $3.7 million in 2008 primarily related to a decrease in equity based compensation; policy acquisition costs and other insurance expenses decreased $2.0 million, primarily due to increased charges to the operating segments for the use of capital; and interest expense decreased $1.0 million, primarily due to lower interest provisions for income taxes related to FIN 48.
Discontinued Operations
The discontinued accident and health operations reported losses, net of taxes, of $0.1 million and $1.6 million in the second quarter of 2008 and 2007, respectively, and $5.2 million and $2.2 million for the first six months of 2008 and 2007, respectively. The increased loss for the first six months of 2008 was due to the settlement of a disputed claim in which the Company paid $5.8 million in excess of the amount held in reserve in the first quarter of 2008. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. As of June 30, 2008, there are no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations, and the remaining runoff activity of this business is not significant.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended June 30, 2008 and 2007 were $366.3 million and $515.5 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $149.2 million net decrease in operating cash flows during the six months of 2008 compared to the same period in 2007 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $189.1 million and decreased $37.7 million, respectively, but was more than offset in total by higher operating cash outlays of $300.6 million for the current six month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities was $610.0 million and $443.3 million in the first six months of 2008 and the comparable prior-year period, respectively. This increase is largely related to the investment of a large deposit of approximately $340.9 million received on an investment type contract in 2008 largely offset by the investment in 2007 of $295.3 million of the net proceeds from the Company’s issuance of senior notes. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash provided by financing activities was $200.8 million and $179.5 million in the first six months of 2008 and 2007, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company’s existing credit agreements, treasury stock activity and excess deposits (payments) under investment-type contracts.
Debt and Preferred Securities
As of June 30, 2008 and December 31, 2007, the Company had $926.1 million and $925.8 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of June 30, 2008, the Company had no cash borrowings outstanding and $426.6 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2010, with an outstanding balance of $29.9 million as of June 30, 2008, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balance as of June 30, 2008.
As of June 30, 2008, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.37%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
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
Asset / Liability Management
The Company actively manages its cash and invested assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis.
The Company has established target asset portfolios for each major insurance product, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $409.8 million and $479.4 million at June 30, 2008 and December 31, 2007, respectively. The decrease in the Company’s liquidity position from December 31, 2007 is primarily due to the timing of second quarter investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company has entered into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at June 30, 2008. At December 31, 2007, the book value of securities subject to these agreements, and included in fixed maturity securities was $30.1 million, while the repurchase obligations of $30.1 million were reported in other liabilities in the consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at June 30, 2008 and December 31, 2007. Further, the Company often enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral repayment obligation is reported in other liabilities. The Company had securities lending agreements outstanding of $12.8 million at June 30, 2008. There were no securities lending agreements outstanding at December 31, 2007.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $10.1 million of common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into funding agreements with the FHLB but had no outstanding funding agreements with the FHLB at June 30, 2008 and December 31, 2007.
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
A general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products. Because the Company obtains substantially all of its revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, its business could be harmed if the market for annuities or life insurance were adversely affected.
Investments
The Company had total cash and invested assets of $17.2 billion and $16.8 billion at June 30, 2008 and December 31, 2007, respectively, as illustrated below (dollars in thousands):

	June 30, 2008	December 31, 2007
Fixed maturity securities, available-for-sale	$9,667,961	$9,397,916
Mortgage loans on real estate	798,896	831,557
Policy loans	1,048,517	1,059,439
Funds withheld at interest	4,825,297	4,749,496
Short-term investments	47,081	75,062
Other invested assets	418,864	284,220
Cash and cash equivalents	362,689	404,351

Total cash and invested assets	$17,169,305	$16,802,041

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

	Three months ended June 30,				Six months ended June 30,
			Increase/				Increase/
	2008	2007	(Decrease)		2008	2007	(Decrease)
Average invested assets at amortized cost	$11,696,386	$10,835,183	7.9%		$11,531,787	$10,467,466	10.2%
Net investment income	173,587	156,317	11.0%		344,487	305,137	12.9%
Investment yield (ratio of net investment income to average invested assets)	6.07%	5.90%	17	bps	6.06%	5.92%	14	bps
Investment yield increased for the three months and six months ended June 30, 2008, as the current economic environment allowed the Company to invest in securities with higher spreads than those already held in the portfolio. In addition, new mandates with longer duration targets allowed the Company to invest in securities with longer maturities than what was held in the portfolio, which, in a positive yield curve environment, has also contributed to the increase in the average yield of the portfolio.
All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Consolidated Financial Statements of the 2007 Annual Report for additional information regarding the Company’s investments.

The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of June 30, 2008 and December 31, 2007, approximately 96.7% and 97.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 46.7% of fixed maturity securities as of June 30, 2008, compared to 46.5% at December 31, 2007. Corporate securities are diversified by sector, with the majority in finance, commercial and industrial bonds. During the second quarter, the Company increased its allocation to the financial sector. The average Standard & Poor’s (“S&P”) rating of the Company’s corporate securities was “A-” at June 30, 2008 and December 31, 2007.
The National Association of Insurance Commissioners (“NAIC”) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their annual statements. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).
As of June 30, 2008, the Company classified approximately 15.5% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157 (refer to Note 5 – “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities.
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

		June 30, 2008			December 31, 2007
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$7,441,391	$7,615,888	78.8%	$7,022,497	$7,521,177	80.0%
2	BBB	1,812,894	1,730,612	17.9%	1,628,431	1,617,983	17.2%
3	BB	267,856	253,695	2.6%	201,868	198,487	2.1%
4	B	51,320	46,722	0.5%	47,013	43,680	0.5%
5	CCC and lower	18,375	17,250	0.2%	16,800	16,502	0.2%
6	In or near default	3,074	3,794	—%	83	87	—%

	Total	$9,594,910	$9,667,961	100.0%	$8,916,692	$9,397,916	100.0%

Within the fixed maturity security portfolio, the Company held approximately $1.3 billion and $1.4 billion in residential mortgage-backed securities at June 30, 2008 and December 31, 2007, respectively, which include agency-issued pass-through securities, collateralized mortgage obligations guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of June 30, 2008 and December 31, 2007, almost all of these securities were investment-grade. Additionally, the Company held $842.1 million and $645.2 million in investment-grade commercial mortgage-backed securities at June 30, 2008 and December 31, 2007, respectively. During 2008, the Company has significantly increased its exposure to investment-grade commercial mortgage-backed securities. Based on the Company’s analysis of this market and the current economic environment, commercial mortgage-backed securities offer value with significant returns relative to the amount of risk. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
Within the fixed maturity security portfolio, the Company held approximately $452.3 million and $464.3 million in asset-backed securities at June 30, 2008 and December 31, 2007, respectively, which include credit card and automobile receivables, subprime and Alt-A securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities. The Company owns floating rate securities that represent approximately 20.7% and 19.2% of the total fixed maturity securities at June 30, 2008 and December 31, 2007, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of June 30, 2008 and December 31, 2007, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $256.8 million and $267.7 million, and estimated fair values of $219.8 million and $246.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” at June 30, 2008 and “AA+” at December 31, 2007. Additionally, the Company has largely avoided investing in securities originated in the second half of 2005 and beyond, which management believes was a period of lessened underwriting quality. The majority of the Company’s holdings are originations from 2005 and prior periods. In light of the high credit quality of the portfolio, the Company does not expect to realize any material losses despite the recent increase in default rates and market concern over future performance of this asset class. Additionally, the recent series of rating agency downgrades of securities in this sector did not significantly affect the Company’s exposure as the Company experienced six downgrades within its portfolio of securities. The following tables summarize the securities by rating and underwriting year at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30, 2008
	AAA		AA		A
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$10,578	$10,453	$1,348	$1,240	$8,892	$8,345
2004	—	—	40,289	30,624	13,561	11,844
2005	49,900	45,229	56,301	49,124	7,954	6,908
2006	3,872	2,828	4,998	3,100	4,500	3,752
2007	2,070	2,047	—	—	11,390	8,718

Total	$66,420	$60,557	$102,936	$84,088	$46,297	$39,567

	BBB		Below Investment Grade		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,188	$1,058	$—	$—	$22,006	$21,096
2004	—	—	11,118	10,253	64,968	52,721
2005	2,573	2,205	15,083	12,189	131,811	115,655
2006	3,182	3,233	—	—	16,552	12,913
2007	—	—	8,034	6,671	21,494	17,436

Total	$6,943	$6,496	$34,235	$29,113	$256,831	$219,821

	December 31, 2007
	AAA		AA		A
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$16,520	$16,531	$2,111	$1,910	$3,749	$3,246
2004	26,520	26,286	33,757	31,465	16,151	14,614
2005	41,638	40,190	60,233	55,041	21,593	18,140
2006	13,964	11,957	5,002	3,763	—	—
2007	20,274	18,351	—	—	—	—

Total	$118,916	$113,315	$101,103	$92,179	$41,493	$36,000

	BBB		Below Investment Grade		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,186	$1,046	$—	$—	$23,566	$22,733
2004	—	—	—	—	76,428	72,365
2005	5,026	4,250	—	—	128,490	117,621
2006	—	—	—	—	18,966	15,720
2007	—	—	—	—	20,274	18,351

Total	$6,212	$5,296	$—	$—	$267,724	$246,790

In addition to subprime mortgage exposure, at June 30, 2008, the Company held approximately $116.8 million in amortized cost of “Alt-A” mortgage securities, 89.5% of which were rated “AA” or better. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. The Company’s fixed maturity and funds withheld portfolios include approximately $640.2 million in amortized cost of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invests in insured collateralized debt obligation (“CDO”) structures backing subprime investments of approximately $0.8 million at June 30, 2008. The insured securities are primarily investment grade without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the recent financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by four of the financial guarantors totaling $19.1 million in amortized cost.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of June  30, 2008, the Company holds in its general portfolio a book value of $17.5 million in direct exposure in the form of senior unsecured and preferred securities. Additionally, as of June  30, 2008, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain about $403.8 million in amortized cost of direct unsecured holdings and no equity exposure. As of June  30, 2008, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totals about $1.1 billion in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities total a book value of $22.8 million as of June  30, 2008. The Company believes the probability of default by these entities on their debt and preferred obligations is very low.
The Company monitors its fixed maturity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $5.7 million in other-than-temporary write-downs on fixed maturity securities for the six months ended June 30, 2008. The Company recorded $1.9 million in other-than-temporary write-downs on fixed maturity securities for the six months ended June 30, 2007. During the three months ended June 30, 2008 and 2007, the Company sold fixed maturity securities and equity securities with fair values of $250.6 million and $390.1 million at losses of $5.4 million and $12.3 million, respectively, or at 97.9% and 96.9% of book value, respectively. During the six months ended June 30, 2008 and 2007, the Company sold fixed maturity securities and equity securities with fair values of $391.9 million and $629.0 million at losses of $14.3 million and $18.4 million, respectively, or at 96.5% and 97.2% of book value, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
The following table presents the total gross unrealized losses for 1,618 and 1,105 fixed maturity securities and equity securities as of June 30, 2008 and December 31, 2007, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2008			December 31, 2007
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	1,431	$325,912	67.0%	1,039	$159,563	80.5%
20% or more for less than six months	149	119,495	24.5%	59	35,671	18.0
20% or more for six months or greater	38	41,265	8.5%	7	2,981	1.5

Total	1,618	$486,672	100.0%	1,105	$198,215	100.0%

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
The following tables present the estimated fair values and gross unrealized losses for the 1,618 and 1,105 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2008 and December 31, 2007, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of June 30, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$2,000,333	$134,633	$501,405	$76,540	$2,501,738	$211,173
Canadian and Canadian provincial governments	150,207	2,725	61,561	2,944	211,768	5,669
Residential mortgage-backed securities	632,964	19,504	239,712	17,541	872,676	37,045
Foreign corporate securities	517,394	28,215	198,791	23,943	716,185	52,158
Asset-backed securities	173,836	20,577	205,431	33,751	379,267	54,328
Commercial mortgage-backed securities	588,484	47,771	42,374	3,824	630,858	51,595
State and political subdivisions	28,543	3,577	7,400	2,620	35,943	6,197
Other foreign government securities	296,507	7,181	64,786	2,948	361,293	10,129

Investment grade securities	4,388,268	264,183	1,321,460	164,111	5,709,728	428,294

Continued

	As of June 30, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-investment grade securities:
U.S. corporate securities	138,528	14,543	44,533	5,249	183,061	19,792
Asset-backed securities	1,273	41	4,121	914	5,394	955
Foreign corporate securities	13,076	441	9,315	2,174	22,391	2,615

Non-investment grade securities	152,877	15,025	57,969	8,337	210,846	23,362

Total fixed maturity securities	$4,541,145	$279,208	$1,379,429	$172,448	$5,920,574	$451,656

Equity securities	$141,425	$29,811	$14,714	$5,205	$156,139	$35,016

Total number of securities in an unrealized loss position	1,111		507		1,618

	As of December 31, 2007
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,185,664	$63,368	$487,626	$25,541	$1,673,290	$88,909
Canadian and Canadian provincial governments	78,045	1,077	4,313	86	82,358	1,163
Residential mortgage-backed securities	299,655	5,473	348,632	6,743	648,287	12,216
Foreign corporate securities	293,783	17,880	155,445	5,995	449,228	23,875
Asset-backed securities	341,337	24,958	72,445	5,722	413,782	30,680
Commercial mortgage-backed securities	110,097	4,499	46,647	588	156,744	5,087
U.S. government and agencies	700	1	—	—	700	1
State and political subdivisions	27,265	605	14,518	339	41,783	944
Other foreign government securities	127,397	1,635	75,354	2,878	202,751	4,513

Investment grade securities	2,463,943	119,496	1,204,980	47,892	3,668,923	167,388

Non-investment grade securities:
U.S. corporate securities	106,842	6,044	30,105	1,727	136,947	7,771
Asset-backed securities	1,996	776	—	—	1,996	776
Foreign corporate securities	9,692	1,930	3,524	165	13,216	2,095

Non-investment grade securities	118,530	8,750	33,629	1,892	152,159	10,642

Total fixed maturity securities	$2,582,473	$128,246	$1,238,609	$49,784	$3,821,082	$178,030

Equity securities	$83,166	$16,764	$19,073	$3,421	$102,239	$20,185

Total number of securities in an unrealized loss position	691		414		1,105

The investment securities in an unrealized loss position as of June 30, 2008 consisted of 1,618 securities accounting for unrealized losses of $486.7 million. Of these unrealized losses 95.2% were investment grade and 67.0% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads.

Of the investment securities in an unrealized loss position for 12 months or more as of June 30, 2008, 90 securities were 20% or more below cost, including eight securities which were also below investment grade. These securities accounted for unrealized losses of approximately $3.2 million. These securities were all corporate bonds, were current on all terms and the Company currently expects to collect full principal and interest.
As of June 30, 2008, the Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the ability and intent to hold these investments securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporary impaired at June 30, 2008. However, from time to time when facts and circumstances arise, the Company may sell securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.
The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Substantially all mortgage loans are performing and no valuation allowance has been established as of June 30, 2008 or December 31, 2007.
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
Funds withheld at interest comprised approximately 28.1% and 28.3% of the Company’s cash and invested assets as of June 30, 2008 and December 31, 2007, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A+” at June 30, 2008 and December 31, 2007. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other invested assets represented approximately 2.4% and 1.7% of the Company’s cash and invested assets as of June 30, 2008 and December 31, 2007, respectively. Other invested assets include derivative contracts, equity securities, preferred stocks, structured loans and limited partnership interests. The Company did not record an other-than-temporary write-down on its investments in limited partnerships in the first six months of 2008 or 2007.
Contractual Obligations
From December 31, 2007 to June 30, 2008, the value of the Company’s obligation for collateral finance facility, including interest, decreased by $235.9 million due to substantially reduced variable interest rates in the current quarter as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2007 Annual Report.
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 14 such cases of over-retained policies, for amounts averaging $2.5 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $10.1 million. The Company enters into agreements with other reinsurers to mitigate the risk related to the over-retained policies, which renew annually in September and October. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2008, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2008 from that disclosed in the 2007 Annual Report.
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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A Risk Factors of this quarterly report on Form 10-Q and in the 2007 Annual Report.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
In January 2006, the Company was threatened with an arbitration related to its life reinsurance business. To date, the ceding company involved has not acted upon this threat. As of June 30, 2008, the ceding company involved in this action has raised a claim in the amount of $4.9 million, none of which has been accrued by the Company. The Company believes it has substantial defenses upon which to contest this claim, including but not limited to breach of contract by the ceding company.
Additionally, the Company is subject to litigation in the normal course of its business. The Company currently has no such other material litigation. However, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
ITEM 1A. Risk Factors
In the risk factors below, we refer to the Company as “we,” “us,” or “our”. Other than the risk factors listed below, there have been no material changes from the risk factors previously disclosed in the Company’s 2007 Annual Report.
MetLife is our majority shareholder and its interests may differ from the interests of RGA and our other security holders.
At June 30, 2008, MetLife was the beneficial owner of approximately 51.7% of our outstanding common stock. On June 2, 2008 MetLife and RGA jointly announced a proposed transaction that could lead to MetLife disposing of its majority interest in RGA. The transaction is subject to various conditions, including RGA shareholder and regulatory approvals, and could be completed as early as the third quarter of this year. As a result of MetLife’s ownership position, until it disposes of some or all of the 32,243,539 shares of our common stock it beneficially owns, MetLife may continue to have the ability to significantly influence matters requiring shareholder approval, including without limitation, the election and removal of directors, amendments to our articles of incorporation, mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. In addition, at least as long as it is our majority shareholder, MetLife is required to consolidate our results of operations into MetLife’s financial statements. As a result, our board of directors, including the members who are also employed by or affiliated with MetLife, may consider not only the short-term and long-term effect of operating decisions on us, but also the effect of such decisions on MetLife and its affiliates.
Your interests as a holder of our securities may conflict with the interests of MetLife, and the price of our common stock or other securities could be adversely affected by this influence or by the perception that MetLife may seek to sell shares of common stock in the future.
If we experience an ownership change or upon the occurrence of certain other events, we may be unable to realize the benefits of our deferred tax asset.
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
Additionally, if we experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986 as amended (“the Code”), the NOLs would be subject to an annual limit on the amount of the taxable income that may be offset by any NOLs generated prior to the ownership change. If an ownership change were to occur, we could be unable to use a portion of our NOLs to offset taxable income. In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders,” as defined in the Code and the related Treasury regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders at any time during the three-year period preceding such date. In general, persons who own 5% or more (by value) of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% (by value) of a corporation’s stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more (by value) of a corporation’s stock. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs and other tax attributes to an amount equal to the equity value of the corporation multiplied by the federal long term tax-exempt rate.
At June 30, 2008, MetLife was the beneficial owner of approximately 51.7% of our outstanding common stock. On June 2, 2008, MetLife and RGA jointly announced a proposed transaction that could lead to MetLife disposing of its majority interest in RGA. The transaction is subject to various conditions, including RGA shareholder and regulatory approvals, and could be completed as early as the third quarter of 2008. A divestiture by MetLife will increase the possibility of RGA experiencing such an ownership change. An ownership change could limit our ability to continue to recognize the deferred tax asset associated with the NOLs. A reduction in the amount of our deferred tax asset would have a negative effect on reported earnings and capital levels, and could adversely affect the level of taxes we pay in future years.
Other events outside of RGA’s control, such as certain acquisitions and dispositions of RGA common stock, RGA class A common stock and RGA class B common stock, also may cause RGA (and, consequently, its subsidiaries) to experience an ownership change under Section 382 of the Code and the related Treasury regulations, and limit the ability of RGA and its subsidiaries to utilize fully such NOLs and other tax attributes.
If RGA were to experience an ownership change, it could potentially have in the future higher U.S. federal income tax liabilities than it would otherwise have had and it may also result in certain other adverse consequences to RGA. In this connection, RGA has adopted a Section 382 shareholder rights plan and, at the special shareholders meeting to be held in connection with the potential divestiture transaction with MetLife, the RGA board of directors will recommend the adoption of new Article Fourteen to RGA’s articles of incorporation which will contain certain proposed acquisition restrictions that are intended to reduce the likelihood that RGA and its subsidiaries will experience an ownership change under Section 382 of the Code. There can be no assurance, however, that these efforts will prevent the divestiture, together with certain other transactions involving the stock of RGA, from causing RGA to experience an ownership change and the adverse consequences that may arise from such events.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the second quarter ended June 30, 2008:

			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
	Total Number of	Average Price Paid	Part of Publicly	Yet Be Purchased
	Shares Purchased (1)	per Share	Announced Plans	Under the Plans
April 1, 2008 – April 30, 2008	210	$53.60	—	—

(1)	In April 2008 the Company net settled – issuing 650 shares from treasury and repurchasing from recipients 210 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of June 30, 2008, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 4.
Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 21, 2008. At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:
          (1) Election of the following Directors:

Directors	Voted For	Withheld
J. Cliff Eason	54,918,894	1,619,008
Joseph A. Reali	46,084,307	10,453,595

	Voted For	Voted Against	Abstain
(2) Proposal to approve the Company’s 2008 Management Incentive Plan	54,629,998	1,067,546	840,358

(3) Proposal to approve an amendment to the Company’s Flexible Stock Plan	53,975,129	2,180,445	382,328
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
August 1, 2008	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

August 1, 2008	By:	/s/ Jack B. Lay
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Recapitalization and Distribution Agreement, dated as of June 1, 2008 (the “R&D Agreement”), by and between Reinsurance Group of America, Incorporated (“RGA”) and MetLife, Inc. (the schedules have been omitted pursuant to Item 601 (b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request), incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed June 5, 2008.

3.1	Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed June 30, 2004.

3.2	Bylaws of RGA, as amended, incorporated by reference to Exhibit 3.2 of Quarterly Report on Form 10-Q filed August 6, 2004.

3.3	Form of Amended and Restated Articles of Incorporation of RGA proposed for approval by shareholders of RGA at special meeting of shareholders to be called pursuant to the R&D Agreement (constituting Exhibit A to the R&D Agreement listed as Exhibit 2.1 hereto), incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed June 5, 2008.

3.4	Form of Amended and Restated Bylaws of RGA to become effective subject to and upon consummation of the recapitalization pursuant to the R&D Agreement (constituting Exhibit B to the R&D Agreement filed as Exhibit 2.1 hereto), incorporated by reference to Exhibit 3.3 of Current Report on Form 8-K filed June 5, 2008.

4.1	Form of Amended and Restated Section 382 Rights Agreement between RGA and Mellon Investor Services, LLC proposed for approval by shareholders of RGA at special meeting of shareholders to be called pursuant to the R&D Agreement, incorporated by reference to Exhibit C to the proxy statement/prospectus in part I of Registration Statement on Form S-4 (No. 333-151390) filed on July 29, 2008.

10.1	2008 Management Incentive Plan, effective May 21, 2008, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K dated July 21, 2008.

10.2	Fourth Amendment, effective as of May 23, 2007, to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K dated July 21, 2008.

10.3	Fifth Amendment, effective as of May 21, 2008 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K dated July 21, 2008.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.