Form 10-Q
period 2008-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2008-11-03
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2008, there were 33,081,963 shares outstanding of the registrant’s Class A common stock, par value $.01 per share, and 29,243,539 shares outstanding of the registrant’s Class B common stock, par value $.01 per share.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $9,643,324 and $8,916,692 at September 30, 2008 and December 31, 2007, respectively)	$9,121,953	$9,397,916
Mortgage loans on real estate	782,282	831,557
Policy loans	1,048,517	1,059,439
Funds withheld at interest	4,806,642	4,749,496
Short-term investments	32,520	75,062
Other invested assets	432,982	284,220

Total investments	16,224,896	16,397,690
Cash and cash equivalents	412,255	404,351
Accrued investment income	138,414	77,537
Premiums receivable and other reinsurance balances	691,120	717,228
Reinsurance ceded receivables	746,790	722,313
Deferred policy acquisition costs	3,498,152	3,161,951
Other assets	132,720	116,939

Total assets	$21,844,347	$21,598,009

Liabilities and Stockholders’ Equity
Future policy benefits	$6,552,508	$6,333,177
Interest-sensitive contract liabilities	7,517,782	6,657,061
Other policy claims and benefits	2,064,578	2,055,274
Other reinsurance balances	127,021	201,614
Deferred income taxes	399,669	760,633
Other liabilities	548,844	465,358
Short-term debt	95,000	29,773
Long-term debt	922,994	896,065
Collateral finance facility	850,094	850,361
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	158,990	158,861

Total liabilities	19,237,480	18,408,177

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 107,700,000 shares Class A authorized; shares issued: 33,884,734 at September 30, 2008 and 63,128,273 at December 31, 2007; 32,300,000 shares Class B authorized; shares issued: 29,243,539 at September 30, 2008 and none at December 31, 2007)	631	631
Warrants	66,915	66,915
Additional paid-in-capital	1,118,288	1,103,956
Retained earnings	1,679,568	1,540,122
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	143,729	221,987
Unrealized appreciation (depreciation) of securities, net of income taxes	(358,273)	313,170
Pension and postretirement benefits, net of income taxes	(7,790)	(8,351)

Total stockholders’ equity before treasury stock	2,643,068	3,238,430
Less treasury shares held of 802,922 and 1,096,775 at cost at September 30, 2008 and December 31, 2007, respectively	(36,201)	(48,598)

Total stockholders’ equity	2,606,867	3,189,832

Total liabilities and stockholders’ equity	$21,844,347	$21,598,009

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,303,590	$1,227,907	$3,960,210	$3,561,003
Investment income, net of related expenses	220,248	190,458	674,642	681,103
Investment related losses, net	(241,307)	(62,113)	(403,646)	(81,977)
Other revenues	27,764	22,089	81,962	61,637

Total revenues	1,310,295	1,378,341	4,313,168	4,221,766

Benefits and Expenses:
Claims and other policy benefits	1,062,948	1,006,864	3,311,287	2,890,012
Interest credited	9,293	30,475	146,190	205,193
Policy acquisition costs and other insurance expenses	124,836	139,081	330,370	500,078
Other operating expenses	63,886	57,284	189,223	169,325
Interest expense	9,935	9,860	54,609	53,545
Collateral finance facility expense	6,851	13,047	21,291	38,940

Total benefits and expenses	1,277,749	1,256,611	4,052,970	3,857,093
Income from continuing operations before income taxes	32,546	121,730	260,198	364,673
Provision for income taxes	7,296	40,932	87,553	127,901

Income from continuing operations	25,250	80,798	172,645	236,772
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(22)	(4,277)	(5,210)	(6,524)

Net income	$25,228	$76,521	$167,435	$230,248

Basic earnings per share:
Income from continuing operations	$0.41	$1.30	$2.77	$3.83
Discontinued operations	(0.01)	(0.07)	(0.08)	(0.10)

Net income	$0.40	$1.23	$2.69	$3.73

Diluted earnings per share:
Income from continuing operations	$0.40	$1.26	$2.70	$3.69
Discontinued operations	—	(0.07)	(0.08)	(0.10)

Net income	$0.40	$1.19	$2.62	$3.59

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$167,435	$230,248
Adjustments to reconcile net income to net cash provided by operating activities:
Change in:
Accrued investment income	(61,713)	(52,044)
Premiums receivable and other reinsurance balances	(65,059)	(38,713)
Deferred policy acquisition costs	(415,768)	(173,596)
Reinsurance ceded balances	(24,477)	(125,251)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	484,914	641,536
Deferred income taxes	6,928	25,198
Other assets and other liabilities, net	73,627	110,478
Amortization of net investment premiums, discounts and other	(73,819)	(54,321)
Investment related losses, net	403,646	81,977
Excess tax benefits from share-based payment arrangement	(3,763)	(2,832)
Other, net	(26,807)	15,720

Net cash provided by operating activities	465,144	658,400

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,489,125	1,886,028
Maturities of fixed maturity securities available-for-sale	105,352	109,806
Purchases of fixed maturity securities available-for-sale	(2,388,376)	(2,336,861)
Cash invested in mortgage loans on real estate	—	(141,320)
Cash invested in policy loans	(9,054)	(8,750)
Cash invested in funds withheld at interest	(66,834)	(69,705)
Net increase in securitized lending and funding activities	112,061	62,589
Principal payments on mortgage loans on real estate	49,313	44,392
Principal payments on policy loans	19,976	5,929
Change in short-term investments and other invested assets	(156,832)	(95,560)

Net cash used in investing activities	(845,269)	(543,452)

Cash Flows from Financing Activities:
Dividends to stockholders	(16,799)	(16,676)
Proceeds from long-term debt issuance	—	295,311
Net repayments under credit agreements	—	(78,871)
Purchases of treasury stock	(3,104)	(3,611)
Excess tax benefits from share-based payment arrangement	3,763	2,832
Exercise of stock options, net	4,398	12,544
Net change in payables for securities sold under agreements to repurchase	(30,094)	—
Excess deposits (payments) on universal life and other investment type policies and contracts	440,875	(42,174)

Net cash provided by financing activities	399,039	169,355
Effect of exchange rate changes on cash	(11,010)	6,296

Change in cash and cash equivalents	7,904	290,599
Cash and cash equivalents, beginning of period	404,351	160,428

Cash and cash equivalents, end of period	$412,255	$451,027

Supplementary information:
Cash paid for interest	$69,259	$78,119
Cash paid for income taxes, net of refunds	$24,715	$20,821
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. Prior to September 12, 2008, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned 32,243,539 shares, or approximately 51.7%, of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. On September 12, 2008 MetLife disposed of the majority of its interest in RGA by exchanging 29,243,539 of its shares of RGA common stock to MetLife shareholders for shares of MetLife common stock. See Note 10 — “Stock Transactions” for further details of this transaction.
The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K (“2007 Annual Report”) filed with the Securities and Exchange Commission on February 28, 2008.
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
In accordance with SFAS 157, assets and liabilities recorded at fair value on the condensed consolidated balance sheets are categorized as follows:
Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
See Note 5 - “Fair Value Disclosures” for further details on the Company’s assets and liabilities recorded at fair value as of September 30, 2008.
3. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$25,250	$80,798	$172,645	$236,772
Shares:
Weighted average outstanding shares (denominator for basic calculation)	62,323	61,995	62,251	61,806
Equivalent shares from outstanding stock options	1,284	2,217	1,689	2,412

Denominator for diluted calculation	63,607	64,212	63,940	64,218
Earnings per share:
Basic	$0.41	$1.30	$2.77	$3.83
Diluted	$0.40	$1.26	$2.70	$3.69

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and nine months ended September 30, 2008, approximately 1.3 million stock options and approximately 0.4 million performance contingent shares were excluded from the calculation. For the three and nine months ended September 30, 2007, approximately 0.3 million stock options and approximately 0.4 million performance contingent shares were excluded from the calculation.
4. Comprehensive Income
The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$25,228	$76,521	$167,435	$230,248
Accumulated other comprehensive income (loss), net of income tax:
Unrealized gains (losses), net of reclassification adjustment for gains (losses) included in net income	(405,751)	13,853	(671,443)	(117,620)
Currency translation adjustments	(71,853)	56,311	(78,258)	129,200
Unrealized pension and postretirement benefit adjustment	292	(239)	561	(552)

Comprehensive income (loss)	$(452,084)	$146,446	$(581,705)	$241,276

5. Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2008 and December 31, 2007. Fair values have been determined by using available market information and the valuation methodologies described in Note 6 of the consolidated financial statements accompanying the 2007 Annual Report. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts (dollars in thousands):

	September 30, 2008		December 31, 2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets:
Fixed maturity securities	$9,121,953	$9,121,953	$9,397,916	$9,397,916
Mortgage loans on real estate	782,282	775,416	831,557	841,427
Policy loans	1,048,517	1,048,517	1,059,439	1,059,439
Funds withheld at interest	4,806,642	4,796,683	4,749,496	4,683,496
Short-term investments	32,520	32,520	75,062	75,062
Other invested assets	432,982	442,636	284,220	298,573
Cash and cash equivalents	412,255	412,255	404,351	404,351
Accrued investment income	138,414	138,414	77,537	77,537
Reinsurance ceded receivables	133,376	34,877	111,172	32,044
Liabilities:
Interest-sensitive contract liabilities	$5,677,030	$4,969,012	$4,941,858	$4,196,617
Long-term and short-term debt	1,017,994	812,614	925,838	873,614
Collateral finance facility	850,094	612,000	850,361	761,111
Company-obligated mandatorily redeemable preferred securities	158,990	178,638	158,861	177,523
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
The three approaches described within SFAS 157 are consistent with generally accepted valuation methodologies. While all three approaches are not applicable to all assets or liabilities reported at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation method(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued, and significant expertise and judgment is required. The Company performs regular analysis and review of the various methodologies utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. The Company also utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The Company performs analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, initial and ongoing review of third party pricing services and methodologies, review of pricing trends and monitoring of recent trade information. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
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
For the quarter ended September 30, 2008, the application of valuation methodologies applied to similar assets and liabilities has been consistent.
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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands).

	September 30, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,101,320	$—	$2,225,805	$875,515
Canadian and Canadian provincial governments	1,968,114	—	1,953,281	14,833
Residential mortgage-backed securities	1,262,715	—	1,190,474	72,241
Foreign corporate securities	1,088,255	1,881	870,544	215,830
Asset-backed securities	395,907	—	118,436	277,471
Commercial mortgage-backed securities	905,431	—	828,556	76,875
U.S. government and agencies securities	8,548	3,516	5,032	—
State and political subdivision securities	42,068	6,301	—	35,767
Other foreign government securities	349,595	101,781	141,014	106,800

Total fixed maturity securities — available-for-sale	9,121,953	113,479	7,333,142	1,675,332
Funds withheld at interest — embedded derivatives	(351,867)	—	—	(351,867)
Short-term investments	976	—	—	976
Other invested assets — equity securities	148,593	89,280	48,493	10,820
Other invested assets — derivatives	24,747	—	24,747	—
Reinsurance ceded receivable — embedded derivatives	71,341	—	—	71,341

Total	$9,015,743	$202,759	$7,406,382	$1,406,602

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(568,337)	$—	$—	$(568,337)
Other liabilities — derivatives	(6,856)	—	(6,856)	—

Total	$(575,193)	$—	$(6,856)	$(568,337)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended September 30, 2008
		Total gains/losses
		{(realized/unrealized) included in:
				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	July 1,		comprehensive	and	out of	September
	2008	Earnings, net	loss	disposals	Level 3	30, 2008

Assets:
Fixed maturity securities available-for-sale	$1,502,373	$(56,953)	$(75,744)	$86,606	$219,050	$1,675,332
Funds withheld at interest — embedded derivatives	(245,070)	(106,797)	—	—	—	(351,867)
Short-term investments	—	—	—	—	976	976
Other invested assets — equity securities	11,339	8	(1,717)	1,370	(180)	10,820
Reinsurance ceded receivable — embedded derivatives	81,163	(11,552)	—	1,730	—	71,341

Total	$1,349,805	$(175,294)	$(77,461)	$89,706	$219,846	$1,406,602

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(588,870)	$19,544	$—	$989	$—	$(568,337)

Total	$(588,870)	$19,544	$—	$989	$—	$(568,337)

	Total Fair Value Measurements for the nine months ended September 30, 2008
		Total gains/losses
		{(realized/unrealized) included in:
				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	January 1,		comprehensive	and	out of	September
	2008	Earnings, net	loss	disposals	Level 3	30, 2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(64,504)	$(153,528)	$213,694	$179,616	$1,675,332
Funds withheld at interest — embedded derivatives	(85,090)	(266,777)	—	—	—	(351,867)
Short-term investments	—	—	—	—	976	976
Other invested assets — equity securities	13,950	9	(3,436)	15,100	(14,803)	10,820
Reinsurance ceded receivable — embedded derivatives	68,298	(6,966)	—	10,009	—	71,341

Total	$1,497,212	$(338,238)	$(156,964)	$238,803	$165,789	$1,406,602

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(531,160)	$(18,152)	$—	$(19,025)	$—	$(568,337)

Total	$(531,160)	$(18,152)	$—	$(19,025)	$—	$(568,337)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months
	ended September 30, 2008
						Policy
	Investment		Claims &			acquisition
	income, net	Investment	other			costs and other
	of related	related gains	policy	Interest		insurance
	expenses	(losses), net	benefits	credited		expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$194	$(57,147)	$—	$		$—	$(56,953)
Funds withheld at interest — embedded derivatives	—	(106,797)	—		—	—	(106,797)
Other invested assets — equity securities	8	—	—		—	—	8
Reinsurance ceded receivable — embedded derivatives	—	—	—		—	(11,552)	(11,552)

Total	$202	$(163,944)	$	$		$(11,552)	$(175,294)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(34,209)	$699		$53,054	$—	$19,544

Total	$—	$(34,209)	$699		$53,054	$—	$19,544

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the nine months
	ended September 30, 2008
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$352	$(64,856)	$—	$—	$—	$(64,504)
Funds withheld at interest — embedded derivatives	—	(266,777)	—	—	—	(266,777)
Other invested assets — equity securities	9	—	—	—	—	9
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(6,966)	(6,966)

Total	$361	$(331,633)	$—	$—	$(6,966)	$(338,238)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(33,268)	$2,420	$12,696	$—	$(18,152)

Total	$—	$(33,268)	$2,420	$12,696	$—	$(18,152)

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three and nine months ended September 30, 2008 for Level 3 assets and liabilities that are still held at September 30, 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the three months ended September 30, 2008
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$129	$(56,098)	$—	$—	$—	$(55,969)
Funds withheld at interest — embedded derivatives	—	(106,797)	—	—	—	(106,797)
Other invested assets — equity securities	8	—	—	—	—	8
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(10,242)	(10,242)

Total	$137	$(162,895)	$—	$—	$(10,242)	$(173,000)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(34,209)	$1,351	$41,315	$—	$8,457

Total	$—	$(34,209)	$1,351	$41,315	$—	$8,457

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the nine months ended September 30, 2008
					Policy
	Investment				acquisition
	income, net	Investment	Claims &		costs and other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	Credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$285	$(58,193)	$—	$—	$—	$(57,908)
Funds withheld at interest — embedded derivatives	—	(266,777)	—	—	—	(266,777)
Other invested assets — equity securities	9	—	—	—	—	9
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(2,745)	(2,745)

Total	$294	$(324,970)	$—	$—	$(2,745)	$(327,421)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(33,268)	$3,841	$(31,775)	$—	$(61,202)

Total	$—	$(33,268)	$3,841	$(31,775)	$—	$(61,202)

6. Investment Related Gains and Losses
Investment related gains and losses consisted of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Investment impairments	$(109,281)	$(2,847)	$(114,982)	$(4,731)
Investment gains (losses)	2,989	(1,987)	11,557	(16,000)
Derivative losses, net	(135,015)	(57,279)	(300,221)	(61,246)

Net losses	$(241,307)	$(62,113)	$(403,646)	$(81,977)

The increase in investment impairments in 2008 is due to the recent turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The increase in derivative losses is primarily due to a decline in the fair value of embedded derivatives associated with modified coinsurance and funds withheld treaties.
The Company monitors its investment securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the 2007 Annual Report for additional information on the Company’s policy regarding other-than-temporary impairments.
7. Segment Information
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenues
U.S.	$710,303	$764,724	$2,364,652	$2,531,787
Canada	167,872	157,447	531,255	442,925
Europe & South Africa	180,579	175,437	572,336	520,156
Asia Pacific	265,759	251,348	811,628	658,270
Corporate & Other	(14,218)	29,385	33,297	68,628

Total	$1,310,295	$1,378,341	$4,313,168	$4,221,766

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Income (loss) from continuing operations before income taxes
U.S.	$(11,289)	$66,152	$113,162	$245,544
Canada	29,733	22,798	80,182	62,034
Europe & South Africa	20,791	11,689	43,875	44,659
Asia Pacific	21,225	17,240	61,044	43,181
Corporate & Other	(27,914)	3,851	(38,065)	(30,745)

Total	$32,546	$121,730	$260,198	$364,673

	Total assets
	September 30, 2008	December 31, 2007

U.S.	$14,915,865	$13,779,284
Canada	2,838,324	2,738,005
Europe & South Africa	1,311,864	1,345,900
Asia Pacific	1,414,703	1,355,111
Corporate and Other	1,363,591	2,379,709

Total	$21,844,347	$21,598,009

8. Commitments and Contingent Liabilities
The Company has commitments to fund investments in limited partnerships, private placement investments and commercial mortgage loans in the amount of $134.3 million, $6.5 million and $4.5 million, respectively, at September 30, 2008. The Company anticipates that the majority of its commitments to fund investments in limited partnerships will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost less any other-than-temporary impairments and are included in other invested assets in the condensed consolidated balance sheets.

In January 2006, the Company was threatened with an arbitration related to its life reinsurance business. As of June 30, 2008, the ceding company involved in this action had raised a claim in the amount of $4.9 million. During the third quarter, the Company and the ceding company settled the matter with no net payment by the Company.
Additionally, the Company is subject to litigation in the normal course of its business. The Company currently has no material litigation. However, if such material litigation did arise, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At September 30, 2008 and December 31, 2007, there were approximately $24.1 million and $22.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd. and RGA Reinsurance Company (Barbados) Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2008 and December 31, 2007, $493.5 million and $459.6 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of September 30, 2008, the Company had $445.4 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $313.3 million and $325.1 million as of September 30, 2008 and December 31, 2007, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2008, RGA’s exposure related to these guarantees was $159.0 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net periodic pension benefit cost:
Service cost	$1,072	$806	$2,552	$2,077
Interest cost	921	424	2,092	1,274
Expected return on plan assets	(705)	(469)	(1,643)	(1,407)
Amortization of prior service cost	78	70	232	244
Amortization of prior actuarial (gain) loss	238	51	402	120

Net periodic pension benefit cost	$1,604	$882	$3,635	$2,308

Net periodic other benefits cost:
Service cost	$159	$71	$474	$214
Interest cost	188	135	478	404
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	7	—	19
Amortization of prior actuarial (gain) loss	(2)	40	69	122

Net periodic other benefits cost	$345	$253	$1,021	$759

The Company made pension contributions of $4.0 million during the second quarter of 2008.
10. Stock Transactions
On September 5, 2008, the shareholders of RGA approved a recapitalization and distribution agreement by and between RGA and MetLife. In the recapitalization, each issued and outstanding share of RGA common stock was reclassified as RGA class A common stock. The recapitalization was completed on September 12, 2008. Immediately after the recapitalization, MetLife and its subsidiaries, which held 32,243,539 shares of RGA’s outstanding stock exchanged 29,243,539 shares of RGA class A common stock for 29,243,539 shares of RGA class B common stock. In turn, MetLife exchanged all of its RGA class B common stock to MetLife shareholders for shares of MetLife common stock. Both the RGA class A common stock and RGA class B common stock are entitled to an equal share of dividend distributions. However, RGA class A common stock carries the right to elect up to 20% of RGA’s directors and RGA Class B common stock carries the right to elect at least 80% of RGA’s directors.
11. Equity Based Compensation
Equity compensation expense was $3.0 million and $3.8 million in the third quarter of 2008 and 2007, respectively, and $10.8 million and $13.3 million in the first nine months of 2008 and 2007, respectively. In the first quarter of 2008, the Company granted 0.4 million incentive stock options at $56.03 weighted average per share and 0.2 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 4,800 shares of common stock. As of September 30, 2008, 1.7 million share options at $32.40 weighted average per share vested and exercisable with a remaining weighted average exercise period of 3.8 years. As of September 30, 2008, the total compensation cost of non-vested awards not yet recognized in the financial statements was $17.4 million. It is estimated that these costs will vest over a weighted average period of 1.7 years.
12. New Accounting Standards
In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of FSP 157-3. The Company also adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its condensed consolidated financial statements.
In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its condensed consolidated financial statements.
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
13. Subsequent Events
On October 6, 2008, RGA announced that its Board of Directors had authorized and will recommend that the holders of class A common stock and class B common stock approve a proposal to convert class B common stock into class A common stock on a one-for-one basis, pursuant to the existing conversion terms contained in RGA’s articles of incorporation. The conversion proposal will require the affirmative vote of the holders of a majority of class A common stock and the holders of a majority of class B common stock, represented in person or by proxy at a special meeting of RGA shareholders.
The Board of Directors established a record date of October 17, 2008 and scheduled the special meeting of shareholders on November 25, 2008.
On October 30, 2008, the Company announced it priced a public offering of 8,900,000 shares of its class A common stock at $33.89 per share. The public offering was made in conjunction with the decision by the Standard & Poor’s Corporation to include the Company in the S&P MidCap 400 Index. Additionally, on October 30, 2008, the Company was notified of the underwriters’ election to exercise a 30-day option to purchase an additional 1,335,000 shares at the public offering price. The Company expects to use the estimated $331.6 million in net proceeds from the offering to pursue reinsurance opportunities and for general corporate purposes. The offering is scheduled to be completed on November 4, 2008.

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
Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (22) regulatory action that may be taken by state Departments of Insurance with respect to the Company, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (26) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (27) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A Risk Factors of this quarterly report on Form 10-Q.

Overview
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. Prior to September 12, 2008, General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned 32,243,539 shares, or approximately 51.7%, of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. On September 12, 2008 MetLife disposed of the majority of its interest in RGA by exchanging 29,243,539 of its shares of RGA common stock to MetLife shareholders for shares of MetLife common stock. See Note 10 — “Stock Transactions” in the Notes to Condensed Consolidated Financial Statements for further details of this transaction.
RGA and its subsidiaries (collectively, the “Company”) are primarily engaged in the life reinsurance business, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders, and the exercise of recapture options by ceding companies.
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
Results of Operations
Consolidated income from continuing operations before income taxes decreased $89.2 million, or 73.3%, and $104.5 million, or 28.6%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease in the third quarter reflects an increase in investment related losses due to the recognition of investment impairments and an increase in the unrealized loss due to an unfavorable change in the value of embedded derivatives within the U.S. segment due to the impact of widening credit spreads in the U.S. debt markets. Also contributing to the third quarter income decrease was unfavorable mortality experience in the U.S.

segment. Offsetting these negative income items were increases in premium levels in all segments and favorable mortality experience in the Canada, Europe & South Africa and Asia Pacific segments. The decrease in income for the first nine months can be largely attributed to the third quarter recognition of investment impairments and an increase in the unrealized loss due to an unfavorable change in the value of embedded derivatives within the U.S. segment due to the impact of widening credit spreads in the U.S. debt markets. Also contributing to the decrease in income for the first nine months was unfavorable mortality experience in the U.S. and Europe & South Africa segments. Offsetting these negative income items for the first nine months were increases in premium levels in all segments. Foreign currency exchange fluctuations resulted in a decrease to income from continuing operations before income taxes of approximately $1.4 million and an increase of approximately $11.9 million for the third quarter and first nine months of 2008, respectively.
The unrealized loss due to an unfavorable change in value of embedded derivatives is primarily related to reinsurance treaties written on a modified coinsurance or funds withheld basis and subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). Additionally, changes in risk free rates used in the present value calculations of embedded derivatives associated with equity-indexed annuity treaties (“EIAs”) negatively affected income before income taxes in the first nine months of 2008. Changes in these two types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in consolidated income from continuing operations before income taxes of approximately $8.9 million and $54.8 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, respectively. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the embedded derivatives to be immaterial.
Consolidated net premiums increased $75.7 million, or 6.2%, and $399.2 million, or 11.2%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, due to growth in life reinsurance in force. Consolidated assumed insurance in force increased to $2.2 trillion for the quarter ended September 30, 2008 from $2.1 trillion for quarter ended September 30, 2007. The Company added new business production, measured by face amount of insurance in force, of $73.8 billion and $81.0 billion during the third quarter, and $221.8 billion and $224.5 billion during the first nine months, of 2008 and 2007, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced. Foreign currency fluctuations unfavorably affected net premiums by approximately $5.7 million for the third quarter of 2008 and favorably affected net premiums by $61.4 million for the first nine months of 2008.
Consolidated investment income, net of related expenses, increased $29.8 million, or 15.6%, and decreased $6.5 million, or 0.9%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. Contributing to the third quarter increase and largely offsetting the nine month decrease in investment income was a larger invested asset base and a higher effective investment portfolio yield. Invested assets as of September 30, 2008 totaled $16.2 billion, a 2.3% increase over September 30, 2007. The average yield earned on investments, excluding funds withheld, was 6.01% in the third quarter of 2008 and 6.00% for the third quarter of 2007. The average yield earned on investments, excluding funds withheld, increased to 6.05% for the first nine months of 2008 from 5.97% for the first nine months of 2007. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments, and the timing of dividends and distributions on certain investments.
Investment related losses, net increased $179.2 million and $321.7 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase in the third quarter is due to an increase of $106.4 million in investment impairments and an increase of $53.8 million in the loss of the aforementioned embedded derivatives related to Issue B36. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the impairment losses. The increase in the first nine months is primarily due to an increase of $209.5 million in the loss of the embedded derivatives related to Issue B36 and the investment impairments recognized in the third quarter. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 22.4% and 33.6% for the third quarter of 2008 and 2007, respectively, and 33.7% and 35.1% for the first nine months of 2008 and 2007, respectively. These effective tax rates were affected by the ongoing application of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and by the earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands).

	September 30, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale	$9,121,953	$113,479	$7,333,142	$1,675,332
Funds withheld at interest — embedded derivatives	(351,867)	—	—	(351,867)
Short-term investments	976	—	—	976
Other invested assets — equity securities	148,593	89,280	48,493	10,820
Other invested assets — derivatives	24,747	—	24,747	—
Reinsurance ceded receivable — embedded derivatives	71,341	—	—	71,341

Total	$9,015,743	$202,759	$7,406,382	$1,406,602

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(568,337)	$—	$—	$(568,337)
Other liabilities — derivatives	(6,856)	—	(6,856)	—

Total	$(575,193)	$—	$(6,856)	$(568,337)

The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended September 30, 2008
		Total gains/losses
		(realized/unrealized) included in:
				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	July 1,		comprehensive	and	out of	September
	2008	Earnings, net	loss	disposals	Level 3	30, 2008

Assets:
Fixed maturity securities available-for-sale	$1,502,373	$(56,953)	$(75,744)	$86,606	$219,050	$1,675,332
Funds withheld at interest — embedded derivatives	(245,070)	(106,797)	—	—	—	(351,867)
Short-term investments	—	—	—	—	976	976
Other invested assets — equity securities	11,339	8	(1,717)	1,370	(180)	10,820
Reinsurance ceded receivable — embedded derivatives	81,163	(11,552)	—	1,730	—	71,341

Total	$1,349,805	$(175,294)	$(77,461)	$89,706	$219,846	$1,406,602

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(588,870)	$19,544	$—	$989	$—	$(568,337)

Total	$(588,870)	$19,544	$—	$989	$—	$(568,337)

	Total Fair Value Measurements for the nine months ended September 30, 2008
		Total gains/losses
		(realized/unrealized) included in:
				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	January 1,		comprehensive	and	out of	September
	2008	Earnings, net	loss	disposals	Level 3	30, 2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(64,504)	$(153,528)	$213,694	$179,616	$1,675,332
Funds withheld at interest — embedded derivatives	(85,090)	(266,777)	—	—	—	(351,867)
Short-term investments	—	—	—	—	976	976
Other invested assets — equity securities	13,950	9	(3,436)	15,100	(14,803)	10,820
Reinsurance ceded receivable — embedded derivatives	68,298	(6,966)	—	10,009	—	71,341

Total	$1,497,212	$(338,238)	$(156,964)	$238,803	$165,789	$1,406,602

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(531,160)	$(18,152)	$—	$(19,025)	$—	$(568,337)

Total	$(531,160)	$(18,152)	$—	$(19,025)	$—	$(568,337)

Level 3 assets were 15.6% of total assets measured at fair value and Level 3 liabilities were 98.8% of total liabilities measured at fair value as of September 30, 2008. Transfers in and out of Level 3 for the period ended September 30, 2008 were not significant.
Asset-backed securities (“ABS”) represented approximately 16.6% of Level 3 fixed maturity securities available-for-sale and 19.7% of total Level 3 assets as of September 30, 2008. ABS primarily represents sub-prime and Alt-A securities which are classified as Level 3 due to the lack of liquidity in the market along with illiquid bank loan collateralized debt obligations. While the fair value of these investments, as well as others within the Company’s portfolio of fixed maturity securities available-for-sale, has declined in recent quarters due to increased credit spreads in the financial markets, the Company believes the investment fundamentals remain sound, and the ultimate value that will be realized from these investments is greater than that reflected by their current fair value and therefore not other-than-temporarily impaired.

See Note 5 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements and the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the Company’s assets and liabilities recorded at fair value as of September 30, 2008.
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

For the three months ended September 30, 2008

(dollars in thousands)		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$740,502	$1,719	$—	$742,221
Investment income, net of related expenses	99,991	43,727	192	143,910
Investment related losses, net	(62,065)	(132,280)	(136)	(194,481)
Other revenues	(42)	15,051	3,644	18,653

Total revenues	778,386	(71,783)	3,700	710,303

Benefits and expenses:
Claims and other policy benefits	632,258	2,040	—	634,298
Interest credited	15,221	(6,005)	—	9,216
Policy acquisition costs and other insurance expenses	107,199	(45,043)	252	62,408
Other operating expenses	12,756	2,167	747	15,670

Total benefits and expenses	767,434	(46,841)	999	721,592

Income (loss) before income taxes	$10,952	$(24,942)	$2,701	$(11,289)

For the three months ended September 30, 2007

(dollars in thousands)		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$690,388	$1,555	$—	$691,943
Investment income, net of related expenses	89,221	28,870	(9)	118,082
Investment related losses, net	(5,457)	(58,384)	(2)	(63,843)
Other revenues	242	11,095	7,205	18,542

Total revenues	774,394	(16,864)	7,194	764,724

Benefits and expenses:
Claims and other policy benefits	572,871	2,280	—	575,151
Interest credited	14,845	15,457	—	30,302
Policy acquisition costs and other insurance expenses	99,759	(22,880)	1,831	78,710
Other operating expenses	11,631	1,757	1,021	14,409

Total benefits and expenses	699,106	(3,386)	2,852	698,572

Income (loss) before income taxes	$75,288	$(13,478)	$4,342	$66,152

For the nine months ended September 30, 2008

(dollars in thousands)		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$2,218,726	$4,974	$—	$2,223,700
Investment income, net of related expenses	294,884	149,678	588	445,150
Investment related losses, net	(65,210)	(290,878)	(139)	(356,227)
Other revenues	570	40,757	10,702	52,029

Total revenues	2,448,970	(95,469)	11,151	2,364,652

Benefits and expenses:
Claims and other policy benefits	1,908,418	3,090	—	1,911,508
Interest credited	44,935	100,958	—	145,893
Policy acquisition costs and other insurance expenses	296,480	(149,707)	700	147,473
Other operating expenses	38,115	6,341	2,160	46,616

Total benefits and expenses	2,287,948	(39,318)	2,860	2,251,490

Income (loss) before income taxes	$161,022	$(56,151)	$8,291	$113,162

For the nine months ended September 30, 2007

(dollars in thousands)		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$2,078,560	$4,779	$—	$2,083,339
Investment income, net of related expenses	261,300	214,141	110	475,551
Investment related losses, net	(10,292)	(64,599)	(9)	(74,900)
Other revenues	648	28,209	18,940	47,797

Total revenues	2,330,216	182,530	19,041	2,531,787

Benefits and expenses:
Claims and other policy benefits	1,710,076	6,250	1	1,716,327
Interest credited	43,694	159,939	—	203,633
Policy acquisition costs and other insurance expenses	300,946	16,163	6,026	323,135
Other operating expenses	35,103	5,083	2,962	43,148

Total benefits and expenses	2,089,819	187,435	8,989	2,286,243

Income (loss) before income taxes	$240,397	$(4,905)	$10,052	$245,544

Income (loss) before income taxes for the U.S. operations segment decreased by $77.4 million, or 117.1%, and $132.4 million, or 53.9%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease for the three and nine month periods can primarily be attributed to investment related losses associated with investment impairments recognized in the third quarter of 2008 and the impact of increases in credit spreads on the fair value of embedded derivatives subject to Issue B36. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the impairment losses. The decrease in the third quarter was due to an increase in investment related losses of $76.8 million and the negative effect of Issue B36 of $18.6 million, after adjustment for deferred acquisition costs. The decrease in the first nine months was due to an increase in investment related losses of $71.8 million and the negative effect of Issue B36 of $51.9 million, after adjustment for deferred acquisition costs. Unfavorable mortality experience in the Traditional sub-segment also contributed to the decrease in income before income taxes for the three and nine month periods of 2008 compared to 2007. Offsetting these decreases in income was an increase in net premiums due to growth in total business in force.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $30.4 billion and $36.5 billion during the third quarter, and $100.7 billion and $120.9 billion during the first nine months, of 2008 and 2007, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment decreased by $64.3 million, or 85.5%, and $79.4 million, or 33.0% for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease in the third quarter was due to an increase in investment related losses of $56.6 million and adverse mortality experience compared to the prior year. The decrease in the first nine months was due to an increase in investment related losses of $54.9 million and adverse mortality experience compared to the prior year. The increase in investment related losses for the third quarter and first nine months was due to the aforementioned investment impairments recognized in the third quarter of 2008.
Net premiums for the U.S. Traditional sub-segment grew $50.1 million, or 7.3%, and $140.2 million, or 6.7% for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force, which totaled $1.3 trillion of face amount as of September 30, 2008. This represents a 4.3% increase over the amount in force on September 30, 2007.

Net investment income increased $10.8 million, or 12.1%, and $33.6 million, or 12.9%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. These increases can be attributed to growth in the invested asset base and an increase in the average yield earned on investments. Investment related losses increased $56.6 million and $54.9 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase in investment related losses for the third quarter and first nine months was due to the aforementioned investment impairments recognized in the third quarter of 2008.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 85.4% and 83.0% for the third quarter of 2008 and 2007, respectively, and 86.0% and 82.3% for the nine months ended September 30, 2008 and 2007, respectively. The increase in these loss ratios is due to an increase in the total number of claims, including large claims. Claims were approximately $50.0 million higher than expected in the first quarter and approximately $20.0 million higher than expected in the third quarter of 2008. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Interest credited expense increased $0.4 million, or 2.5%, and $1.2 million, or 2.8%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. These increases are the result of one treaty that had a slight increase in its asset base with a credited loan rate remaining constant at 5.6% for 2007 and 2008. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.5% and 14.4% for the third quarter of 2008 and 2007, respectively, and 13.4% and 14.5% for the nine months ended September 30, 2008 and 2007, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $1.1 million, or 9.7%, and $3.0 million, or 8.6% for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Other operating expenses, as a percentage of net premiums, remained relatively constant at 1.7%, for the third quarter and nine months ended September 30, 2008 and 2007. The expense ratio can fluctuate from period to period.
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
Income (loss) before income taxes for this sub-segment decreased by $11.5 million, and $51.2 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease for the three and nine month period can be primarily attributed to the unfavorable change in the value of embedded derivatives, after adjustment for deferred acquisition costs under Issue B36. The decrease in income before income taxes related to Issue B36 was $18.6 million and $51.9 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Largely offsetting the decrease in income in the third quarter was a $9.7 million decrease in the present value calculations of embedded derivatives associated with EIAs, after adjustment for related deferred acquisition costs and retrocession.
In accordance with the provisions of Issue B36, the Company recorded a gross change in value of embedded derivatives of $(106.8) million and $(266.8) million for the three and nine months ended September 30 2008, within investment related losses, net. The amount represents a non-cash, unrealized change in value, offset in part by a reduction in policy acquisition costs and other insurance expenses associated with an adjustment of related deferred acquisition costs totaling $74.4 million and $200.2 million, respectively, for a total net contribution quarter-to-date of $32.4 million and year-to-date of $66.6 million to the loss before income taxes. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. For the three and nine months, ended September 30, 2008, weighted average asset credit spreads widened by approximately 0.47% and 1.16%, respectively. Additionally, the Company uses risk free rates, in accordance with FAS 157, to discount the fair value of estimated future equity option purchases associated with its reinsurance of EIAs (a component of the embedded derivative), which affects the fair value of the embedded derivative liability. In the third quarter of 2008, the Company recorded a decrease in the fair value of the embedded liability of $43.9 million, which was recorded as a reduction of interest credited, offset by related deferred acquisition costs and retrocession of $(34.2) million for a net gain before income taxes of $9.7 million. For the nine months ended September 30, 2008, the Company recorded an increase in the fair value of the embedded liability of $11.4 million, which was recorded as expense within interest credited, offset by related deferred acquisition costs and retrocession of $(8.4) million for a net loss before income taxes of $3.0 million. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs and Issue B36 to be immaterial.
Excluding the impact of changes in risk free rates and credit spreads used in the present value calculations of embedded derivatives associated with EIAs and Issue B36, income before income taxes decreased $2.5 million and increased $3.6 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease quarter over quarter can be primarily attributed to an increase in investment related losses, net of related deferred acquisition costs, of $6.0 million primarily related to guaranteed minimum living benefits riders associated with the Company’s variable annuity products. The increase for the nine month period can be attributed to continued growth in business and improved mortality experience in a single universal life treaty for the comparable periods. These gains were partially offset by poor performance in equity markets and higher investment related losses, net of deferred acquisition costs associated with guaranteed minimum benefits riders.
Total revenues, which are comprised primarily of investment income and investment related losses, net, decreased $54.9 million and $278.0 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The losses associated with embedded derivatives subject to Issue B36, which are included in investment related losses, net, represented $53.8 million and $209.5 million of the decreases for the third quarter and nine month periods, respectively. Excluding the losses associated with embedded derivatives subject to Issue B36, revenue decreased $(1.1) million and $(68.5) million for the third quarter and nine month periods, respectively. The decrease for the third quarter can be largely attributed to an increase in investment related losses of $20.1 million almost entirely related to guaranteed minimum living benefits riders. These losses were partially offset by related deferred acquisition costs. The decrease in the first nine months can be primarily attributed to a drop in investment income related to option income on a funds withheld treaty. The decrease in investment income related to options is mostly offset by a corresponding decrease in interest credited. Investment related losses associated with guaranteed minimum death benefits also increased in the first nine months.
The average invested asset base supporting this sub-segment grew to $5.3 billion in the third quarter of 2008 from $4.8 billion in the third quarter of 2007. The growth in the asset base is driven by new business written on existing equity indexed and variable annuity treaties. In addition, a new fixed annuity transaction was executed in the second quarter of 2008 and a new guaranteed investment contract was executed in the third quarter of 2008, together adding approximately $700.0 million to the asset base of this sub-segment. Invested assets outstanding were $5.4 billion as of September 30, 2008 compared to $4.8 billion in 2007. As of September 30, 2008, $3.6 billion of the invested assets were funds withheld at interest, of which 90.1% is associated with one client. As of September 30, 2007, $3.5 billion of the invested assets were funds withheld at interest, of which 91.1% of the balance was associated with one client.

Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, decreased $43.5 million and $226.8 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Contributing to these decreases was a reduction in expenses related to embedded derivatives subject to Issue B36 of $35.2 million and $157.6 million, coupled with decrease in interest credited of $21.5 million and $59.0 million for the three and nine month periods, respectively. As mentioned above, a large part of the decrease in interest credited relates to market value changes in certain equity indexed annuity products and is offset in investment income.
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
Income before income taxes decreased by $1.6 million, or 37.8%, and $1.8 million, or 17.5%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease in the three and nine month periods can be primarily attributed to one treaty which was recaptured in the third quarter of 2007. At September 30, 2008 and 2007, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $0.5 billion and $0.5 billion, respectively. The pre-tax statutory surplus amounts indicated include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Net premiums	$128,930	$123,676	$407,452	$345,748
Investment income, net of related expenses	35,836	31,057	107,561	89,852
Investment related gains (losses), net	(1,183)	2,713	(1,264)	7,145
Other revenues	4,289	1	17,506	180

Total revenues	167,872	157,447	531,255	442,925

Benefits and expenses:
Claims and other policy benefits	104,339	106,416	353,756	303,231
Interest credited	77	170	297	541
Policy acquisition costs and other insurance expenses	27,591	23,118	79,543	62,937
Other operating expenses	6,132	4,945	17,477	14,182

Total benefits and expenses	138,139	134,649	451,073	380,891

Income before income taxes	$29,733	$22,798	$80,182	$62,034

Income before income taxes increased by $6.9 million, or 30.4%, and $18.1 million or 29.3%, for the three and nine months ended September 30 2008, as compared to the same periods in 2007. The increase in the third quarter of 2008 was primarily due to income of $4.3 million from the recapture of a previously assumed block of individual life business as well as higher premium volume and favorable mortality experience, offset by a decrease of $3.9 million in investment related gains and losses, net. In the first nine months of 2008, strength in the Canadian dollar resulted in an increase in income before income taxes of $6.8 million. The remaining increase in the first nine months of 2008 was due to the $4.3 million from the third quarter recapture and $2.5 million from the recapture of a previously retroceded block of creditor business, in addition to higher premium volume and favorable mortality experience. This increase was largely offset by a decrease of $8.4 million in investment related gains and losses, net.
Net premiums grew by $5.3 million, or 4.2%, and $61.7 million, or 17.8%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. A stronger Canadian dollar resulted in an increase in net premiums of approximately $0.6 million and $31.8 million in the third quarter and first nine months of 2008, respectively. The remaining increases are primarily due to new business from both new and existing treaties. In addition, increases in premiums from creditor treaties contributed $0.4 million and $11.8 million in the third quarter and first nine months of 2008, respectively. Creditor and group life and health premiums represented 19.7% and 19.7% of net premiums in the third quarter and first nine months of 2008, respectively. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $4.8 million, or 15.4%, and $17.7 million, or 19.7%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. A stronger Canadian dollar resulted in an increase in net investment income of approximately $0.1 million and $8.3 million in the third quarter and first nine months of 2008, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Other revenues increased by $4.3 million, and $17.3 million, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase in the third quarter of 2008 was primarily due to a fee earned of $3.3 million from the recapture of a previously assumed block of individual life business. The increase in the first nine months of 2008 was due to the $3.3 million from the third quarter recapture and $12.9 million from the recapture of a previously retroceded block of creditor business.
Loss ratios for this segment were 80.9% and 86.0% for the third quarter of 2008 and 2007, respectively, and 86.8% and 87.7% for the nine months ended September 30, 2008 and 2007, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances are normally higher as a percentage of premiums. Excluding creditor business and the aforementioned recaptures, the loss ratios for this segment were 89.1% and 96.2% for the third quarter of 2008 and 2007, respectively, and 93.3% and 97.1% for the nine months ended September 30, 2008 and 2007. The decrease in the loss ratio in the third quarter of 2008 is primarily the result of favorable mortality and the release of assumed claims incurred and reserves of $6.0 million related to the recapture of a previously assumed block of individual life business. The decrease in the first nine months of 2008 is primarily the result of favorable mortality and the release of assumed claims incurred and reserves of $6.0 million related to the recapture of a previously assumed block of individual life business, offset by the release of retroceded reserves of $10.4 million from the recapture of a previously retroceded block of creditor business. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 63.3% and 68.8% in the third quarter of 2008 and 2007, respectively, and 68.7% and 69.6% for the nine months ended September 30, 2008 and 2007, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 21.4% and 18.7% for the third quarter of 2008 and 2007, respectively, and 19.5% and 18.2% for the nine months ended September 30, 2008 and 2007, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.2% and 11.4% for the third quarter of 2008 and 2007, respectively, and 12.6% and 12.4% for the nine months ended September 30, 2008 and 2007, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased $1.2 million, or 24.0%, and $3.3 million, or 23.2%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. A stronger Canadian dollar contributed approximately $1.1 million to the increase in other operating expenses in the first nine months of 2008. Other operating expenses as a percentage of net premiums were 4.8% and 4.0% for the third quarter of 2008 and 2007, respectively, and 4.3% and 4.1% for the nine months ended September 30, 2008 and 2007, respectively.
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

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Net premiums	$176,184	$170,774	$550,870	$503,366
Investment income, net of related expenses	9,065	5,569	25,394	18,446
Investment related losses, net	(4,703)	(863)	(4,089)	(1,717)
Other revenues	33	(43)	161	61

Total revenues	180,579	175,437	572,336	520,156

Benefits and expenses:
Claims and other policy benefits	122,521	127,281	425,516	370,263
Interest credited	—	3	—	1,019
Policy acquisition costs and other insurance expenses	21,559	22,592	54,815	65,781
Other operating expenses	15,708	13,872	48,130	38,434

Total benefits and expenses	159,788	163,748	528,461	475,497

Income before income taxes	$20,791	$11,689	$43,875	$44,659

Income before income taxes increased by $9.1 million, or 77.9%, and decreased by $0.8 million, or 1.8%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase for the third quarter was primarily due to an increase in net premiums as well as a decrease to claims and other policy benefits and a decrease to policy acquisition costs and other insurance expenses. During the third quarter ended September 30, 2008 and the nine months ended September 30, 2008, a block of business was recaptured that increased income before income taxes by $8.7 million in these periods. The decrease in the first nine months of 2008 compared to 2007 was primarily due to adverse claims experience in the first quarter of 2008, partially offset by increased net premiums and decreased policy acquisition costs and other insurance expenses in the third quarter of 2008. Unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $2.0 million and $0.7 million for the third quarter and first nine months of 2008, respectively.
Net premiums grew $5.4 million, or 3.2%, and $47.5 million, or 9.4%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. These increases were primarily the result of new business from both new and existing treaties. During the third quarter ended September 30, 2008 and the nine months ended September 30, 2008, a block of business was recaptured that decreased net premiums by $3.2 million and $0.4 million, respectively. During 2008, there was an unfavorable foreign currency exchange fluctuation, particularly from the British pound and the South African rand weakening against the U.S. dollar, which decreased net premiums by approximately $9.4 million in the third quarter of 2008, and $4.5 million for the nine months ended September 30, 2008, as compared to the same periods in 2007.

A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $59.2 million and $59.6 million in the third quarter of 2008 and 2007, respectively, and $187.0 million and $174.5 million for the nine months ended September 30, 2008 and 2007, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $3.5 million, or 62.8%, and $6.9 million, or 37.7%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. These increases can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 69.5% and 74.5% for the third quarter of 2008 and 2007, respectively, and 77.2% and 73.6% for the nine months ended September 30, 2008 and 2007, respectively. During the third quarter ended September 30, 2008 and the nine months ended September 30, 2008 a block of business was recaptured. Excluding this recapture, loss ratios for this segment were 79.3% and 79.6% for the third quarter and first nine months of 2008, respectively. The increase in the loss ratio for the nine months ended September 30, 2008 was primarily due to unfavorable claims experience in the UK and South Africa during the first quarter, while the prior year reflected favorable mortality experience.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.2% and 13.2% for the third quarter of 2008 and 2007, respectively, and 10.0% and 13.1% for the nine months ended September 30, 2008 and 2007, respectively. During the third quarter ended September 30, 2008 and the nine months ended September 30, 2008 a block of business was recaptured. Excluding this recapture, policy acquisition costs and other insurance expenses as a percentage of net premiums were 9.1% and 8.8% for the third quarter and first nine months of 2008, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $1.8 million, or 13.2%, and $9.7 million, or 25.2%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Other operating expenses as a percentage of net premiums totaled 8.9% and 8.1% for the third quarter of 2008 and 2007, respectively, and 8.7% and 7.6% for the nine months ended September 30, 2008 and 2007, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Net premiums	$254,497	$240,476	$773,148	$626,285
Investment income, net of related expenses	12,272	9,134	36,083	26,407
Investment related losses, net	(3,821)	(367)	(4,817)	(937)
Other revenues	2,811	2,105	7,214	6,515

Total revenues	265,759	251,348	811,628	658,270

Benefits and expenses:
Claims and other policy benefits	201,707	197,827	620,387	499,974
Policy acquisition costs and other insurance expenses	25,053	22,833	81,520	75,620
Other operating expenses	17,774	13,448	48,677	39,495

Total benefits and expenses	244,534	234,108	750,584	615,089

Income before income taxes	$21,225	$17,240	$61,044	$43,181

Income before income taxes increased by $4.0 million, or 23.1%, and $17.9 million, or 41.4%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Favorable results from operations throughout the segment, primarily due to increased net premiums, contributed to the increase in income before income taxes for the third quarter and first nine months of 2008, as compared to the same periods in 2007. Favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $1.0 million and $5.4 million for the third quarter and first nine months of 2008, respectively.
Net premiums grew $14.0 million, or 5.8%, and $146.9 million, or 23.4%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. This premium growth was primarily the result of increases in the volume of business in Australia, Taiwan and Japan. Premiums in Australia increased by $37.7 million in the third quarter of 2008, and $72.7 million for the nine months ended September 30, 2008, as compared to the same periods in 2007. Premiums in Taiwan increased by $6.8 million in the third quarter of 2008, and $23.5 million for the nine months ended September 30, 2008, as compared to the same periods in 2007. Premiums in Japan increased by $4.0 million in the third quarter of 2008, and $6.8 million for the nine months ended September 30, 2008, as compared to the same periods in 2007. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Foreign currencies in certain significant markets, particularly the Australian dollar, Taiwanese dollar and the Japanese yen, have strengthened against the U.S. dollar during 2008 compared to 2007. The overall effect of changes in local Asia Pacific segment currencies was an increase in net premiums of approximately $3.0 million and $34.0 million for the third quarter and first nine months of 2008, respectively.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $52.0 million and $58.3 million in the third quarter of 2008 and 2007, respectively, and $165.2 million and $140.9 million for the first nine months of 2008 and 2007, respectively.
Net investment income increased $3.1 million, or 34.4%, and $9.7 million, or 36.6%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. These increases can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $0.7 million, or 33.5%, and $0.7 million, or 10.7%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At September 30, 2008 and 2007, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.6 billion and $0.7 billion, respectively.

Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 79.3% and 82.3% for the third quarter of 2008 and 2007, respectively, and 80.2% and 79.8% for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the loss ratio for the third quarter of 2008 when compared to 2007 was largely due to more favorable mortality experience in 2008 compared to 2007. The increase in the loss ratio for the first nine months of 2008 when compared with prior year is also related to mortality experience. While the 2007 ratio was slightly better than in 2008, there were no material claims or benefit movements when comparing the two year’s results. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 9.8% and 9.5% for the third quarter of 2008 and 2007, respectively, and 10.5% and 12.1% for the nine months ended September 30, 2008 and 2007, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses increased $4.3 million, or 32.2%, and $9.2 million, or 23.2%, for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. Other operating expenses as a percentage of net premiums totaled 7.0% and 5.6% for the third quarter of 2008 and 2007, respectively, and 6.3% for the nine months ended September 30, 2008 and 2007. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

(dollars in thousands)	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Net premiums	$1,758	$1,038	$5,040	$2,265
Investment income, net of related expenses	19,165	26,616	60,454	70,847
Investment related gains (losses), net	(37,119)	247	(37,249)	(11,568)
Other revenues	1,978	1,484	5,052	7,084

Total revenues	(14,218)	29,385	33,297	68,628

Benefits and expenses:
Claims and other policy benefits	83	189	120	217
Policy acquisition costs and other insurance expenses	(11,775)	(8,172)	(32,981)	(27,395)
Other operating expenses	8,602	10,610	28,323	34,066
Interest expense	9,935	9,860	54,609	53,545
Collateral finance facility expense	6,851	13,047	21,291	38,940

Total benefits and expenses	13,696	25,534	71,362	99,373

Income (loss) before income taxes	$(27,914)	$3,851	$(38,065)	$(30,745)

Loss before income taxes increased by $31.8 million and $7.3 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The increase for the third quarter is primarily due to a $37.4 million increase in investment related losses, due to investment impairments, a $7.5 million decrease in investment income, offset in large part by a $6.2 million decrease in collateral finance facility expense, a $3.6 million decrease in policy acquisition costs and other insurance expenses and a $2.0 million decrease in other operating expenses. The increase for the first nine months is primarily due to a $25.7 million increase in investment related losses, a $10.4 million decrease in investment income, largely offset by a $17.6 million decrease in collateral finance facility expense, a $5.6 million decrease in policy acquisition costs and other insurance expenses and a $5.7 million decrease in other operating expenses.
Total revenues decreased by $43.6 million and $35.3 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease for the third quarter was due to a $7.5 million decrease in net investment income largely due to lower investment returns on variable investments used to fund the Company’s collateral finance facility and a $37.4 million increase in investment related losses due to investment impairments. The decrease for the nine month period was due to a $10.4 million decrease in net investment income largely due to lower investment returns on variable investments used to fund the Company’s collateral finance facility and a $25.7 million increase in investment related losses due to investment impairments as compared to the recognition of a $10.5 million currency translation loss in the first quarter of 2007 related to the Company’s decision to sell its direct insurance operations in Argentina.
Total benefits and expenses decreased by $11.8 million and $28.0 million for the three and nine months ended September 30, 2008, as compared to the same periods in 2007. The decrease for the third quarter was primarily due to a $6.2 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current year. Policy acquisition costs and other insurance expenses also decreased $3.6 million in the third quarter, primarily due to increased charges to the operating segments for the use of capital and decreased other operating expenses of $2.0 million, primarily related to a decrease in equity based compensation. The decrease for the nine month period was primarily due to a $17.6 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current year. Additionally, other operating expenses decreased $5.7 million in 2008 primarily related to a decrease in equity based compensation; policy acquisition costs and other insurance expenses decreased $5.6 million, primarily due to increased charges to the operating segments for the use of capital; and interest expense increased $1.1 million, primarily due to lower interest provisions for income taxes related to FIN 48.
Discontinued Operations
The discontinued accident and health operations reported losses, net of taxes, of less than $0.1 million and $4.3 million in the third quarter of 2008 and 2007, respectively, and $5.2 million and $6.5 million for the first nine months of 2008 and 2007, respectively. The loss for the first nine months of 2008 was due to the settlement of a disputed claim in which the Company paid $5.8 million in excess of the amount held in reserve in the first quarter of 2008. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. As of September 30, 2008, there are no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations, and the remaining runoff activity of this business is not significant.
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
On October 30, 2008, the Company announced it priced a public offering of 8,900,000 shares of its class A common stock at $33.89 per share. The public offering was made in conjunction with the decision by the Standard & Poor’s Corporation to include the Company in the S&P MidCap 400 Index. Additionally, on October 30, 2008, the Company was notified of the underwriters’ election to exercise a 30-day option to purchase an additional 1,335,000 shares at the public offering price. The Company expects to use the estimated $331.6 million in net proceeds from the offering to pursue reinsurance opportunities and for general corporate purposes. The offering is scheduled to be completed on November 4, 2008.
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended September 30, 2008 and 2007 were $465.1 million and $658.4 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $193.3 million net decrease in operating cash flows during the nine months of 2008 compared to the same period in 2007 was primarily a result of cash outflows related to claims, acquisition costs, income taxes and other operating expenses increasing more than cash inflows related to premiums and investment income. Cash from premiums and investment income increased $372.8 million and decreased $16.1 million, respectively, but was more than offset in total by higher operating cash outlays of $550.0 million for the current nine month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities was $845.3 million and $543.5 million in the first nine months of 2008 and the comparable prior-year period, respectively. This increase is largely related to the investment of two large deposits of approximately $540.2 million received on investment type contracts in 2008 largely offset by the investment in 2007 of $295.3 million of the net proceeds from the Company’s issuance of senior notes. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash provided by financing activities was $399.0 million and $169.4 million in the first nine months of 2008 and 2007, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company’s existing credit agreements, treasury stock activity and excess deposits (payments) under investment-type contracts.
Debt and Preferred Securities
As of September 30, 2008 and December 31, 2007, the Company had $1,018.0 million and $925.8 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of September 30, 2008, the Company had no cash borrowings outstanding and $445.4 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2010, with an outstanding balance of $26.7 million as of September 30, 2008, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balance as of September 30, 2008.
As of September 30, 2008, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.37%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
Collateral Finance Facility
In June 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due September 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company (“RGA Reinsurance”). Proceeds from the notes, along with a $112.8 million direct investment by the Company, have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II (“Timberlake Re”), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $444.8 million and $479.4 million at September 30, 2008 and December 31, 2007, respectively. The decrease in the Company’s liquidity position from December 31, 2007 is primarily due to the timing of investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company has entered into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at September 30, 2008. At December 31, 2007, the book value of securities subject to these agreements, and included in fixed maturity securities was $30.1 million, while the repurchase obligations of $30.1 million were reported in other liabilities in the consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at September 30, 2008 and December 31, 2007. Further, the Company often enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral repayment obligation is reported in other liabilities. The Company had securities lending agreements outstanding of $17.1 million at September 30, 2008. There were no securities lending agreements outstanding at December 31, 2007.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $23.5 million of common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB and had $95.0 million outstanding in traditional funding agreements with the FHLB at September 30, 2008, which is included in short-term debt. The Company had no outstanding traditional funding agreements with the FHLB at December 31, 2007.
In addition, RGA Reinsurance has also entered into a funding agreement with the FHLB under a guaranteed investment contract whereby RGA Reinsurance has issued the funding agreement in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial mortgage-backed securities used to collateralize RGA Reinsurance’s obligations under the funding agreement. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreement and the related security agreement represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreement. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at September 30, 2008, which is included in interest sensitive contract liabilities. The advance on this agreement is collateralized by commercial mortgage-backed securities with a fair value of $187.8 million at September 30, 2008. The Company had no outstanding funding agreements with the FHLB under guaranteed investment contracts at December 31, 2007.
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
A sustained general economic downturn or a downturn in the equity and other capital markets could adversely affect the market for many annuity and life insurance products. Because the Company obtains substantially all of its revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, its business could be harmed if the market for annuities or life insurance were adversely affected for an extended period of time.
Investments
The Company had total cash and invested assets of $16.6 billion and $16.8 billion at September 30, 2008 and December 31, 2007, respectively, as illustrated below (dollars in thousands):

	September 30, 2008	December 31, 2007
Fixed maturity securities, available-for-sale	$9,121,953	$9,397,916
Mortgage loans on real estate	782,282	831,557
Policy loans	1,048,517	1,059,439
Funds withheld at interest	4,806,642	4,749,496
Short-term investments	32,520	75,062
Other invested assets	432,982	284,220
Cash and cash equivalents	412,255	404,351

Total cash and invested assets	$16,637,151	$16,802,041

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

	Three months ended September 30,			Nine months ended September 30,
	2008	2007	Increase	2008	2007	Increase
Average invested assets at amortized cost	$12,185,216	$10,996,941	10.8%	$11,632,451	$10,497,605	10.8%
Net investment income	179,193	161,311	11.1%	523,681	466,449	12.3%
Investment yield (ratio of net investment income to average invested assets)	6.01%	6.00%	1 bp	6.05%	5.97%	8 bps

Investment yield increased for the three months and nine months ended September 30, 2008, as the current economic environment allowed the Company to invest in securities with higher spreads than those already held in the portfolio. In addition, new mandates with longer duration targets allowed the Company to invest in securities with longer maturities than what was held in the portfolio, which, in a positively-sloped yield curve environment, has also contributed to the increase in the average yield of the portfolio.
All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements of the 2007 Annual Report for additional information regarding the Company’s investments.
The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at September 30, 2008 and December 31, 2007 are as follows (dollars in thousands):

September 30, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,565,074	$5,682	$469,436	$3,101,320	34.0%
Canadian and Canadian provincial governments	1,678,671	330,369	40,926	1,968,114	21.6%
Residential mortgage-backed securities	1,302,991	6,776	47,052	1,262,715	13.9%
Foreign corporate securities	1,185,038	11,588	108,371	1,088,255	11.9%
Asset-backed securities	483,308	1,316	88,717	395,907	4.3%
Commercial mortgage-backed securities	1,029,457	891	124,917	905,431	9.9%
U.S. government and agencies	8,250	298	—	8,548	0.1%
State and political subdivisions	46,630	25	4,587	42,068	0.5%
Other foreign government securities	343,905	7,032	1,342	349,595	3.8%

Total fixed maturity securities	$9,643,324	$363,977	$885,348	$9,121,953	100.0%

Non-redeemable preferred stock	$187,966	$14	$72,830	$115,150	77.5%
Common stock	35,571	336	2,464	33,443	22.5%

Total equity securities	$223,537	$350	$75,294	$148,593	100.0%

December 31, 2007
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,382,944	$27,350	$96,679	$3,313,615	35.3%
Canadian and Canadian provincial governments	1,561,700	570,691	1,163	2,131,228	22.7%
Residential mortgage-backed securities	1,414,187	12,306	12,216	1,414,277	15.0%
Foreign corporate securities	1,040,817	35,159	25,971	1,050,005	11.2%
Asset-backed securities	494,458	1,252	31,456	464,254	4.9%
Commercial mortgage-backed securities	641,479	8,835	5,087	645,227	6.9%
U.S. government and agencies	3,244	209	1	3,452	—%
State and political subdivisions	52,254	152	945	51,461	0.5%
Other foreign government securities	325,609	3,300	4,512	324,397	3.5%

Total fixed maturity securities	$8,916,692	$659,254	$178,030	$9,397,916	100.0%

Non-redeemable preferred stock	$144,942	$986	$19,953	$125,975	91.8%
Common stock	11,483	2	232	11,253	8.2%

Total equity securities	$156,425	$988	$20,185	$137,228	100.0%

The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of September 30, 2008 and December 31, 2007, approximately 96.7% and 97.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 45.9% of fixed maturity securities as of September 30, 2008, compared to 46.5% at December 31, 2007. The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

September 30, 2008
	Amortized	Estimated		Average Credit
	Cost	Fair Value	% of Total	Ratings

Finance	$1,433,689	$1,176,929	28.1%	A-
Industrial	1,161,833	1,043,016	24.9%	BBB
Foreign (1)	1,185,038	1,088,255	26.0%	A
Utility	531,564	487,337	11.6%	BBB
Other	437,988	394,038	9.4%	BBB+

Total	$4,750,112	$4,189,575	100.0%	A-

December 31, 2007
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,394,562	$1,343,539	30.8%	A
Industrial	1,069,727	1,060,236	24.3%	BBB+
Foreign (1)	1,040,817	1,050,005	24.1%	A
Utility	504,678	503,969	11.5%	BBB
Other	413,977	405,871	9.3%	BBB+

Total	$4,423,761	$4,363,620	100.0%	A-

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
As of September 30, 2008, the Company classified approximately 18.4% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157 (refer to Note 5 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2008 and December 31, 2007 was as follows (dollars in thousands):

		September 30, 2008			December 31, 2007
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$7,479,538	$7,183,940	78.8%	$7,022,497	$7,521,177	80.0%
2	BBB	1,817,281	1,632,806	17.9%	1,628,431	1,617,983	17.2%
3	BB	253,665	231,706	2.5%	201,868	198,487	2.1%
4	B	58,868	43,503	0.5%	47,013	43,680	0.5%
5	CCC and lower	31,336	27,361	0.3%	16,800	16,502	0.2%
6	In or near default	2,636	2,637	—%	83	87	—%

	Total	$9,643,324	$9,121,953	100.0%	$8,916,692	$9,397,916	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Residential mortgage-backed securities:
Collateralized mortgage obligations	$932,046	$892,959	$1,018,597	$1,016,195
Pass-through securities	370,945	369,756	395,590	398,081

Total residential mortgage-backed securities	1,302,991	1,262,715	1,414,187	1,414,276
Commercial mortgage-backed securities	1,029,457	905,431	641,479	645,227
Asset-backed securities	483,308	395,907	494,458	464,254

Total	$2,815,756	$2,564,053	$2,550,124	$2,523,757

The residential mortgage backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of September 30, 2008 and December 31, 2007, the weighted average credit rating was “AA+”. At September 30, 2008 and December 31, 2007, $905.4 million and $645.2 million, respectively, or 83.7% and 81.0%, respectively, of the commercial mortgage-backed securities were rated AAA by S&P. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
Asset-backed securities include credit card and automobile receivables, subprime and Alt-A securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA” at September 30, 2008 and December 31, 2007. The Company owns floating rate securities that represent approximately 20.4% and 19.2% of the total fixed maturity securities at September 30, 2008 and December 31, 2007, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of September 30, 2008 and December 31, 2007, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $239.6 million and $267.7 million, and estimated fair values of $177.4 million and $246.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” at September 30, 2008 and “AA+” at December 31, 2007. Additionally, the Company has largely avoided investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. During the three months ended September 30, 2008, the Company recorded $11.6 million of other-than-temporary write-downs in its subprime portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The following tables summarize the securities by rating and underwriting year at September 30, 2008 and December 31, 2007 (dollars in thousands):

September 30, 2008
	AAA		AA		A
		Estimated		Estimated Fair		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Value	Amortized Cost	Fair Value
2003 & Prior	$11,419	$10,586	$6,580	$4,746	$1,868	$1,337
2004	—	—	39,335	30,741	13,560	10,791
2005	48,481	40,885	57,019	38,337	6,516	3,362
2006	5,018	3,135	9,498	5,480	—	—
2007	2,250	1,820	888	615	10,490	5,175

Total	$67,168	$56,426	$113,320	$79,919	$32,434	$20,665

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,221	$217	$—	$—	$21,088	$16,886
2004	—	—	9,071	6,610	61,966	48,142
2005	1,323	1,323	4,173	4,168	117,512	88,075
2006	3,223	1,823	—	—	17,739	10,438
2007	—	—	7,639	6,288	21,267	13,898

Total	$5,767	$3,363	$20,883	$17,066	$239,572	$177,439

December 31, 2007
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$16,520	$16,531	$2,111	$1,910	$3,749	$3,246
2004	26,520	26,286	33,757	31,465	16,151	14,614
2005	41,638	40,190	60,233	55,041	21,593	18,140
2006	13,964	11,957	5,002	3,763	—	—
2007	20,274	18,351	—	—	—	—

Total	$118,916	$113,315	$101,103	$92,179	$41,493	$36,000

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,186	$1,046	$—	$—	$23,566	$22,733
2004	—	—	—	—	76,428	72,365
2005	5,026	4,250	—	—	128,490	117,621
2006	—	—	—	—	18,966	15,720
2007	—	—	—	—	20,274	18,351

Total	$6,212	$5,296	$—	$—	$267,724	$246,790

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2008 and December 31, 2007, the Company’s Alt-A residential mortgage-backed securities exposure was $106.5 million and $102.4 million, respectively, with an unrealized loss of $21.1 million and $3.2 million, respectively. 83.2% of the Alt-A securities were rated “AA” or better as of September 30, 2008. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. For the three months ended September 30, 2008, the Company recorded other-than-temporary impairments of $13.3 million in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received.
The Company’s fixed maturity and funds withheld portfolios include approximately $564.9 million in estimated fair value of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invests in insured collateralized debt obligation (“CDO”) structures backing subprime investments of approximately $0.2 million at September 30, 2008. The insured securities are primarily investment grade without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the recent financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by four of the financial guarantors totaling $13.7 million in amortized cost.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of September 30, 2008, the Company holds in its general portfolio a book value of $6.0 million in direct exposure in the form of senior unsecured and preferred securities. Additionally, as of September 30, 2008, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain about $354.3 million in amortized cost of direct unsecured holdings and no equity exposure. As of September 30, 2008, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totals about $1.1 billion in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities total a book value of $0.9 million. As a result of the U.S. government intervention and cessation of dividend payments, the Company recorded an other-than-temporary impairment of its preferred holdings of Fannie Mae and Freddie Mac totaling $11.9 million for the three and nine months ended September 30, 2008.
The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $115.0 million in other-than-temporary write-downs on fixed maturity securities and equity securities for the nine months ended September 30, 2008. The Company recorded $4.7 million in other-than-temporary write-downs on fixed maturity securities and equity securities for the nine months ended September 30, 2007. The write-downs are due primarily to the recent turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The table below summarizes impairment write-downs for the three-month period ended September 30, 2008 (dollars in thousands).

Asset Class / Institution	Impairment
Subprime / Alt-A / Other Structured Securities	$25,727
Lehman Brothers Holdings	24,232
Washington Mutual	22,075
Morgan Stanley	8,214
American International Group	7,500
Fannie Mae	7,231
Freddie Mac	4,680
Bell Canada Enterprises	3,499
Other	6,123

Total	$109,281

During the three months ended September 30, 2008 and 2007, the Company sold fixed maturity securities and equity securities with fair values of $97.3 million and $281.2 million at losses of $12.1 million and $13.7 million, respectively, or at 89.0% and 95.4% of book value, respectively. During the nine months ended September 30, 2008 and 2007, the Company sold fixed maturity securities and equity securities with fair values of $489.2 million and $910.1 million at losses of $26.4 million and $32.1 million, respectively, or at 94.9% and 96.6% of book value, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
At September 30, 2008 and December 31, 2007, the Company had $960.6 million and $198.2 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	September 30,	December 31,
	2008	2007
Sector:
U.S. corporate securities	58%	59%
Canadian and Canada provincial governments	4%	1%
Residential mortgage-backed securities	5%	6%
Foreign corporate securities	11%	13%
Asset-backed securities	9%	16%
Commercial mortgage-backed securities	13%	3%
State and political subdivisions	—%	—%
Other foreign government securities	—%	2%

Total	100%	100%

Industry:
Finance	40%	49%
Asset-backed	9%	16%
Industrial	17%	12%
Mortgage-backed	18%	9%
Government	5%	3%
Utility	6%	4%
Other	5%	7%

Total	100%	100%

The following table presents the total gross unrealized losses for 1,976 and 1,105 fixed maturity securities and equity securities as of September 30, 2008 and December 31, 2007, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2008			December 31, 2007
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	1,583	$472,148	49.1%	1,039	$159,563	80.5%
20% or more for less than six months	324	381,221	39.7%	59	35,671	18.0
20% or more for six months or greater	69	107,273	11.2%	7	2,981	1.5

Total	1,976	$960,642	100.0%	1,105	$198,215	100.0%

The investment securities in an unrealized loss position as of September 30, 2008 consisted of 1,976 securities accounting for unrealized losses of $960.6 million. Of these unrealized losses 94.7% were investment grade and 49.1% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads.
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
The following tables present the estimated fair values and gross unrealized losses for the 1,976 and 1,105 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2008 and December 31, 2007, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of September 30, 2008
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$2,136,005	$289,078	$481,672	$139,996	$2,617,677	$429,074
Canadian and Canadian provincial governments	483,226	33,670	55,046	7,256	538,272	40,926
Residential mortgage-backed securities	497,433	26,121	253,224	20,931	750,657	47,052
Foreign corporate securities	573,499	72,645	191,346	31,944	764,845	104,589
Asset-backed securities	159,077	20,269	201,503	66,944	360,580	87,213
Commercial mortgage-backed securities	801,793	105,354	59,865	19,563	861,658	124,917
State and political subdivisions	27,468	4,587	8,000	—	35,468	4,587
Other foreign government securities	45,207	534	47,494	808	92,701	1,342

Investment grade securities	4,723,708	552,258	1,298,150	287,442	6,021,858	839,700

Continued	As of September 30, 2008
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-investment grade securities:
U.S. corporate securities	193,333	31,385	42,473	8,977	235,806	40,362
Asset-backed securities	1,226	79	5,126	1,425	6,352	1,504
Foreign corporate securities	16,964	2,455	3,164	1,327	20,128	3,782

Non-investment grade securities	211,523	33,919	50,763	11,729	262,286	45,648

Total fixed maturity securities	$4,935,231	$586,177	$1,348,913	$299,171	$6,284,144	$885,348

Equity securities	$95,030	$60,555	$21,226	$14,739	$116,256	$75,294

Total number of securities in an unrealized loss position	1,426		550		1,976

	As of December 31, 2007
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,185,664	$63,368	$487,626	$25,541	$1,673,290	$88,909
Canadian and Canadian provincial governments	78,045	1,077	4,313	86	82,358	1,163
Residential mortgage-backed securities	299,655	5,473	348,632	6,743	648,287	12,216
Foreign corporate securities	293,783	17,880	155,445	5,995	449,228	23,875
Asset-backed securities	341,337	24,958	72,445	5,722	413,782	30,680
Commercial mortgage-backed securities	110,097	4,499	46,647	588	156,744	5,087
U.S. government and agencies	700	1	—	—	700	1
State and political subdivisions	27,265	605	14,518	339	41,783	944
Other foreign government securities	127,397	1,635	75,354	2,878	202,751	4,513

Investment grade securities	2,463,943	119,496	1,204,980	47,892	3,668,923	167,388

Non-investment grade securities:
U.S. corporate securities	106,842	6,044	30,105	1,727	136,947	7,771
Asset-backed securities	1,996	776	—	—	1,996	776
Foreign corporate securities	9,692	1,930	3,524	165	13,216	2,095

Non-investment grade securities	118,530	8,750	33,629	1,892	152,159	10,642

Total fixed maturity securities	$2,582,473	$128,246	$1,238,609	$49,784	$3,821,082	$178,030

Equity securities	$83,166	$16,764	$19,073	$3,421	$102,239	$20,185

Total number of securities in an unrealized loss position	691		414		1,105

The table below presents the Company’s top twenty corporate exposures held directly in its investment portfolio as of September 30, 2008. Securities backing the Company’s funds withheld portfolios are not included (dollars in thousands).

	Amortized	Estimated
Corporate Exposures	Cost	Fair Value
JP Morgan	$85,305	$74,614
Bank of America	82,708	71,376
Citigroup	78,036	61,825
General Electric Co.	67,940	58,011
AT&T, Inc.	64,293	57,605
Toronto Dominion	48,816	46,577
Verizon	41,480	37,208
American International Group	48,367	32,760
HSBC	36,755	32,102
Wells Fargo	35,330	31,887
Deutsche Telekom	30,380	27,786
Merrill Lynch	34,418	27,506
Power Corp of Canada	25,314	27,299
Morgan Stanley	36,957	27,041
Time Warner Cable	30,245	26,539
Kraft Foods, Inc.	27,943	25,976
Wachovia	42,957	24,909
Goldman Sachs	36,304	24,866
Enbridge, Inc.	20,718	23,841
Banco Santander	35,805	23,460

Total	$910,071	$763,188

As of September 30, 2008, the Company has the ability and intent to hold these investment securities until the recovery of the fair value up to the current cost of the investment, which may be maturity. However, from time to time when facts and circumstances arise, the Company may sell securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.
The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type. Substantially all mortgage loans are performing and no valuation allowance has been established as of September 30, 2008 or December 31, 2007.
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
Funds withheld at interest comprised approximately 28.9% and 28.3% of the Company’s cash and invested assets as of September 30, 2008 and December 31, 2007, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A+” at September 30, 2008 and December 31, 2007. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other invested assets represented approximately 2.6% and 1.7% of the Company’s cash and invested assets as of September 30, 2008 and December 31, 2007, respectively. Other invested assets include derivative contracts, equity securities, preferred stocks, structured loans and limited partnership interests. The Company recorded $16.9 million in other-than-temporary write-downs on preferred stock investments in the first nine months of 2008. The Company did not record any other-than-temporary write-downs on its preferred stock investments in the first nine months of 2007. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to contracts with a net positive fair value position at the reporting date. At September 30, 2008, the Company had credit exposure of $24.7 million related to its derivative contracts.
Contractual Obligations
From December 31, 2007 to September 30, 2008, the value of the Company’s obligation for collateral finance facility, including interest, decreased by $141.2 million due to substantially reduced variable interest rates in the current quarter as previously discussed. There were no other material changes in the Company’s contractual obligations from those reported in the 2007 Annual Report.
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
The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2008, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $10 million in claims, the Program covers the next $50 million in claims, and the Company retains all claims in excess of $60 million. The Program covers reinsurance programs worldwide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program excludes losses from earthquakes occurring in California and also excludes losses from pandemics. The Program is insured by eleven insurance companies and Lloyd’s Syndicates, with no single entity providing more than $10 million of coverage.
Counterparty Risk - Reinsurance
In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. Should a counterparty not be able to fulfill its obligation to the Company under a reinsurance agreement, the impact could be material to the Company’s financial condition and results of operations.
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2008, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. The Company also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on statutory surplus created by this business. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2008 from that disclosed in the 2007 Annual Report.
New Accounting Standards
In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of FSP 157-3. The Company also adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its condensed consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its condensed consolidated financial statements.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
See “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk” which is included herein.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
In January 2006, the Company was threatened with an arbitration related to its life reinsurance business. As of June 30, 2008, the ceding company involved in this action had raised a claim in the amount of $4.9 million. During the third quarter, the Company and the ceding company settled the matter with no net payment by the Company.
Additionally, the Company is subject to litigation in the normal course of its business. The Company currently has no material litigation. However, if such material litigation did arise, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated net income in a particular reporting period.
ITEM 1A. Risk Factors
In the risk factors below, we refer to the Company as “we,” “us,” or “our.” The following list of risk factors supercedes the risk factors previously disclosed in the Company’s 2007 Annual Report and the Company’s Form 10-Q for the period ending June 30, 2008. For a discussion of additional uncertainties associated with (1) RGA’s businesses and (2) forward-looking statements in this document, see “Forward-Looking and Cautionary Statements.”
Risks Related to Our Business
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.
The capital and credit markets have been experiencing extreme volatility and disruption for more than twelve months. In recent weeks, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are reinsurance premiums, annuity considerations under reinsurance treaties and cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and shareholders’ equity.
In the event current resources do not satisfy our needs, we may have to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the volume of trading activities, the overall availability of credit to the financial services industry, our credit ratings and credit capacity, as well as the possibility that customers or lenders could develop a negative perception of our long- or short-term financial prospects if we incur large investment losses or if the level of our business activity decreased due to a market downturn. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. Our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms, or at all.
Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Recently our credit spreads have widened considerably. Further, our ability to finance our statutory reserve requirements is limited in the current marketplace. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, our ability to write additional business in a cost-effective manner may be impacted. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.
Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have since expanded to include a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as our company) that have exposure to the mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, indirectly, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for financial and insurance products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current mortgage crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations and financial condition.
There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.
In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions in order to make direct investments in financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
The impairment of other financial institutions could adversely affect us.
We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, insurance companies, commercial banks, investment banks, investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.
Our requirements to post collateral or make payments related to declines in market value of specified assets may adversely affect our liquidity and expose us to counterparty credit risk.
Some of our transactions with financial and other institutions specify the circumstances under which the parties are required to post collateral. The amount of collateral we may be required to post under these agreements may increase under certain circumstances, which could adversely affect our liquidity. In addition, under the terms of some of our transactions we may be required to make payment to our counterparties related to any decline in the market value of the specified assets.
Defaults on our mortgage loans and volatility in performance may adversely affect our profitability.
Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. We also establish allowances for loan losses when a loss contingency exists for pools of loans with similar characteristics, such as mortgage loans based on similar property types or loan to value risk factors. At September 30, 2008, we had not established any valuation allowances and no loans were in process of foreclosure. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our business, results of operations and financial condition.
Further, any geographic or sector concentration of our mortgage loans may have adverse effects on our investment portfolios and consequently on our consolidated results of operations or financial condition. While we seek to mitigate this risk by having a broadly diversified portfolio, events or developments that have a negative effect on any particular geographic region or sector may have a greater adverse effect on the investment portfolios to the extent that the portfolios are concentrated. Moreover, our ability to sell assets relating to such particular groups of related assets may be limited if other market participants are seeking to sell at the same time.
Our investments are reflected within the consolidated financial statements utilizing different accounting basis and accordingly we may not have recognized differences, which may be significant, between cost and fair value in our consolidated financial statements.
Our principal investments are in fixed maturity and equity securities, short-term investments, mortgage loans, policy loans, funds withheld at interest, and other invested assets. The carrying value of such investments is as follows:
•	Fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of other comprehensive income or loss, net of related deferred acquisition costs and deferred income taxes.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

•	Mortgage and policy loans are stated at unpaid principal balance. Additionally, mortgage loans are adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.

•	Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The value of the assets withheld and interest income are recorded in accordance with specific treaty terms. We use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests since we have a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. These investments are reflected in other invested assets on the balance sheet.
Investments not carried at fair value in our consolidated financial statements — principally, mortgage loans, policy loans, real estate joint ventures, and other limited partnerships — may have fair values which are substantially higher or lower than the carrying value reflected in our consolidated financial statements. Each of such asset classes is regularly evaluated for impairment under the accounting guidance appropriate to the respective asset class.
Our valuation of fixed maturity and equity securities may include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
Fixed maturity, equity securities and short-term investments which are reported at fair value on the consolidated balance sheet represented the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based of the lowest level of significant input to its valuation. SFAS 157 defines the input levels as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation methodologies and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation methodologies. This category primarily includes U.S. and foreign corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. We value most of these securities using inputs that are market observable

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation methodologies described above. When observable inputs are not available, the market standard methodologies for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For our invested assets, this category generally includes U.S. and foreign corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Additionally, our embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet.
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
Prices provided by independent pricing services and independent broker quotes can vary widely even for the same security.
The determination of fair values in the absence of quoted market prices is based on: (i) valuation methodologies; (ii) securities we deem to be comparable; and (iii) assumptions deemed appropriate given the circumstances. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example Alt-A and subprime mortgage backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
Some of our investments are relatively illiquid and are in asset classes that have been experiencing significant market valuation fluctuations.
We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans and equity real estate, including real estate joint venture; and other limited partnership interests. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.
If we require significant amounts of cash on short notice in excess of normal cash requirements or are required to post or return collateral in connection with our investment portfolio, derivatives transactions or securities lending activities, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both.
The reported value of our relatively illiquid types of investments, our investments in the asset classes described in the paragraph above and, at times, our high quality, generally liquid asset classes, do not necessarily reflect the lowest current market price for the asset. If we were forced to sell certain of our assets in the current market, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices.
The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our results of operations or financial position.
The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.
For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The review of our fixed maturity and equity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.
Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.
Gross unrealized losses may be realized or result in future impairments.
Our gross unrealized losses on fixed maturity securities at September 30, 2008 are $960.6 million pre-tax. Since September 30, 2008, the bond and equity markets have continued to deteriorate. As of October 29, 2008, the Company estimates that the market value of RGA’s investment portfolios, excluding funds withheld, has declined by approximately $300 million, pre-tax since September 30, 2008, primarily due to continued spread widening in credit markets. Realized losses or impairments may have a material adverse impact on our results of operation and financial position.
Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our earnings.
We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At September 30, 2008, the fixed maturity securities of $9.1 billion in our investment portfolio represented 55% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are impacted by our assessment of the intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other than temporary impairment.
A downgrade in our ratings or in the ratings of our reinsurance subsidiaries could adversely affect our ability to compete.
Ratings are an important factor in our competitive position. Rating organizations periodically review the financial performance and condition of insurers, including our reinsurance subsidiaries. These ratings are based on an insurance company’s ability to pay its obligations and are not directed toward the protection of investors. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors relate to general economic conditions and circumstances outside the rated company’s control. There were no changes to our solicited ratings during 2008. The various rating agencies periodically review and evaluate our capital adequacy in accordance with their established guidelines and capital models. In order to maintain our existing ratings, we may commit from time to time to manage our capital at levels commensurate with such guidelines and models. If our capital levels are insufficient to fulfill any such commitments, we could be required to reduce our risk profile by, for example, retroceding some of our business or by raising additional capital by issuing debt, hybrid, or equity securities. Any such actions could have a material adverse impact on our earnings or materially dilute our shareholders’ equity ownership interests.
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
We cannot assure you that any action taken by our ratings agencies would not result in a material adverse effect on our business and results of operations. In addition, it is unclear what effect, if any, a ratings change would have on the price of our securities in the secondary market.
The recent tax-free distribution of our capital stock by our former majority shareholder, MetLife, could result in potentially significant limitations on the ability of RGA to execute certain aspects of its business plan and could potentially result in significant tax-related liabilities to RGA.
In connection with the recent distribution, or “split-off,” of our capital stock by our former majority shareholder, MetLife, Inc., or “MetLife,” MetLife and RGA have agreed to certain tax-related restrictions and indemnities set forth in a recapitalization and distribution agreement dated as of June 1, 2008. Under that agreement, we may be restricted or deterred from (i) redeeming or purchasing our stock in excess of certain agreed-upon amounts, (ii) issuing any equity securities in excess of certain agreed upon amounts, or (iii) taking any other action that would be inconsistent with the representations and warranties made in connection with the IRS ruling and the tax opinion (as those terms are defined in the agreement). Except in specified circumstances, we have agreed to indemnify MetLife for taxes and tax-related losses it incurs as a result of the divestiture failing to qualify as tax-free, if the taxes and related losses are attributable solely to any breach of, or inaccuracy in, any representation, covenant or obligation of RGA under the recapitalization and distribution agreement or that will be made in connection with the tax opinion. This indemnity could result in significant liabilities to RGA.
The acquisition restrictions contained in our articles of incorporation and our Section 382 shareholder rights plan, which are intended to help preserve RGA and its subsidiaries’ NOLs and other tax attributes, may not be effective or may have unintended negative effects.
We have recognized and may continue to recognize substantial net operating losses, or “NOLs,” and other tax attributes, for U.S. federal income tax purposes, and under the Internal Revenue Code, we may “carry forward” these NOLs, in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a substantial amount of NOLs and, therefore, these NOLs are a substantial asset to RGA. However, if RGA and its subsidiaries experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations, their ability to use the NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which consequently could significantly impair the value of that asset.
To reduce the likelihood of an ownership change, in light of MetLife’s recent divestiture of most of its RGA stock, we have established acquisition restrictions in our articles of incorporation and our board of directors adopted a Section 382 shareholder rights plan. The Section 382 shareholder rights plan is designed to protect shareholder value by attempting to protect against a limitation on the ability of RGA and its subsidiaries to use their existing NOLs and other tax attributes. The acquisition restrictions in our articles of incorporation are also intended to restrict certain acquisitions of RGA stock to help preserve the ability of RGA and its subsidiaries to utilize their NOLs and other tax attributes by avoiding the limitations imposed by Section 382 of the Internal Revenue Code and the related Treasury regulations. The acquisition restrictions and the Section 382 shareholder rights plan are generally designed to restrict or deter direct and indirect acquisitions of RGA stock if such acquisition would result in an RGA shareholder becoming a 5-percent shareholder or increase the percentage ownership of RGA stock that is treated as owned by an existing 5-percent shareholder.
Although the acquisition restrictions and the Section 382 shareholder rights plan are intended to reduce the likelihood of an ownership change that could adversely affect RGA and its subsidiaries, we can give no assurance that such restrictions would prevent all transfers that could result in such an ownership change. In particular, we have been advised by our counsel that, absent a court determination, there can be no assurance that the acquisition restrictions will be enforceable against all of the RGA shareholders, and that they may be subject to challenge on equitable grounds. In particular, it is possible that the acquisition restrictions may not be enforceable against the RGA shareholders who voted against or abstained from voting on the restrictions at our recent special meeting of shareholders or who do not have notice of the restrictions at the time when they subsequently acquire their shares.
Further, the acquisition restrictions and Section 382 shareholder rights plan did not apply to, among others, any Class B common stock acquired by any person in the split-off. Accordingly, the acquisition restrictions and Section 382 shareholder rights plan may not prevent an ownership change in connection with the divestiture.
Moreover, under certain circumstances, our board of directors may determine it is in the best interest of RGA and its shareholders to exempt certain 5-percent shareholders from the operation of the Section 382 shareholder rights plan, in light of the provisions of the recapitalization and distribution agreement. After the split-off by MetLife, we may, under certain circumstances, incur significant indemnification obligations under the recapitalization and distribution agreement in the event that the Section 382 shareholder rights plan is triggered following the split-off in a manner that would result in MetLife’s divestiture failing to qualify as tax-free. Accordingly, our board of directors may determine that the consequences of enforcing the Section 382 shareholder rights plan and enhancing its deterrent effect by not exempting a 5-percent shareholder in order to provide protection to RGA’s and its subsidiaries’ NOLs and other tax attributes, are more adverse to RGA and its shareholders.
The acquisition restrictions and Section 382 shareholder rights plan also require any person attempting to become a holder of 5% or more (by value) of RGA stock, as determined under the Internal Revenue Code, to seek the approval of our board of directors. This may have an unintended “anti-takeover” effect because our board of directors may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a shareholder may own could have the effect of making it more difficult for shareholders to replace current management. Additionally, because the acquisition restrictions and Section 382 shareholder rights plan have the effect of restricting a shareholder’s ability to dispose of or acquire RGA stock, the liquidity and market value of RGA stock might suffer. The acquisition restrictions and the Section 382 shareholder rights plan will remain in effect for the “restriction period,” which is until the earlier of (a) September 13, 2011, or (b) such other date as our board of directors in good faith determines that the acquisition restrictions are no longer in the best interests of RGA and its shareholders. The acquisition restrictions may be waived by our board of directors. Shareholders are advised to monitor carefully their ownership of RGA stock and consult their own legal advisors and/or RGA to determine whether their ownership of RGA stock approaches the proscribed level.
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
RGA is an insurance holding company, with our principal assets consisting of the stock of our insurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends in part on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures, until we pay any accrued and unpaid interest on our subordinated debentures. Our insurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. As of December 31, 2007, the amount of dividends that may be paid to us by those subsidiaries, without prior approval from regulators, was estimated at $270.3 million. Covenants contained in some of our debt agreements and regulations relating to capital requirements affecting some of our more significant subsidiaries also restrict the ability of certain subsidiaries to pay dividends and other distributions and make loans to us. In addition, we cannot assure you that more stringent dividend restrictions will not be adopted, as discussed below under “— Our insurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”
As a result of our insurance holding company structure, in the event of the insolvency, liquidation, reorganization, dissolution or other winding-up of one of our reinsurance subsidiaries, all creditors of that subsidiary would be entitled to payment in full out of the assets of such subsidiary before we, as shareholder, would be entitled to any payment. Our subsidiaries would have to pay their direct creditors in full before our creditors, including holders of any class of common stock, preferred stock or debt securities of RGA, could receive any payment from the assets of such subsidiaries.
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
The occurrence of various events may adversely affect the ability of RGA and its subsidiaries to fully utilize their net operating losses and other tax attributes.
RGA and its subsidiaries have a substantial amount of net operating losses, or “NOLs,” and other tax attributes, for U.S. federal income tax purposes, that are available both currently and in the future to offset taxable income and gains. Events outside of our control, such as certain acquisitions and dispositions of Class A common stock and Class B common stock, may cause RGA (and, consequently, its subsidiaries) to experience an “ownership change” under Section 382 of the Internal Revenue Code and the related Treasury regulations, and limit the ability of RGA and its subsidiaries to utilize fully such NOLs and other tax attributes. Moreover, the MetLife split-off will increase the likelihood of RGA experiencing such an ownership change.
In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders,” as defined in the Internal Revenue Code and the related Treasury regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders at any time during the three-year period preceding such date. In general, persons who own 5% or more (by value) of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% (by value) of a corporation’s stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more (by value) of a corporation’s stock. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs and other tax attributes to an amount equal to the equity value of the corporation multiplied by the federal long term tax-exempt rate.
If we were to experience an ownership change, we could potentially have in the future higher U.S. federal income tax liabilities than we would otherwise have had and it may also result in certain other adverse consequences to RGA. In this connection, we have adopted the Section 382 shareholder rights plan and the acquisition restrictions set forth in Article Fourteen to our articles of incorporation, in order to reduce the likelihood that RGA and its subsidiaries will experience an ownership change under Section 382 of the Internal Revenue Code. There can be no assurance, however, that these efforts will prevent the MetLife split-off, together with certain other transactions involving our stock, from causing us to experience an ownership change and the adverse consequences that may arise therefrom, as described above under “— The acquisition restrictions contained in our articles of incorporation and our Section 382 shareholder rights plan, which are intended to help preserve RGA and its subsidiaries’ NOLs and other tax attributes, may not be effective or may have unintended negative effects.”
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
Natural disasters and terrorist attacks, as well as epidemics and pandemics, can adversely affect our business and results of operations because they accelerate mortality and morbidity risk. Terrorist attacks on the United States and in other parts of the world and the threat of future attacks could have a negative effect on our business.
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
Under the Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. Congress has adopted legislation to reduce, and ultimately eliminate, the estate tax. Under this legislation, our U.S. life insurance company customers will face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict what future tax initiatives may be proposed and enacted that could affect us.
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
In order to reduce the effect of Regulation XXX, our principal U.S. operating subsidiary, RGA Reinsurance, has retroceded Regulation XXX-related reserves to affiliated and unaffiliated reinsurers. Additionally, some of our reinsurance subsidiaries in other jurisdictions enter into various reinsurance arrangements with affiliated and unaffiliated reinsurers from time to time in order to reduce their statutory capital and reserve requirements. As a general matter, for us to reduce regulatory reserves on business that we retrocede, the affiliated or unaffiliated reinsurer must provide an equal amount of collateral. Such collateral may be provided through a capital markets securitization, in the form of a letter of credit from a commercial bank or through the placement of assets in trust for our benefit.
In connection with these reserve requirements, we face the following risks:
•	The availability of collateral and the related cost of such collateral in the future could affect the type and volume of business we reinsure and could increase our costs.

•	We may need to raise additional capital to support higher regulatory reserves, which could increase our overall cost of capital.

•	If we, or our retrocessionaires, are unable to obtain or provide sufficient collateral to support our statutory ceded reserves, we may be required to increase regulatory reserves. In turn, this reserve increase could significantly reduce our statutory capital levels and adversely affect our ability to satisfy required regulatory capital levels that apply to us, unless we are able to raise additional capital to contribute to our operating subsidiaries.

•	Because term life insurance is a particularly price-sensitive product, any increase in insurance premiums charged on these products by life insurance companies, in order to compensate them for the increased statutory reserve requirements or higher costs of insurance they face, may result in a significant loss of volume in their life insurance operations, which could, in turn, adversely affect our life reinsurance operations.
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
Recently, insurance regulators have increased their scrutiny of the insurance regulatory framework in the United States and some state legislatures have considered or enacted laws that alter, and in many cases increase, state authority to regulate insurance holding companies and insurance companies. In light of recent legislative developments, the National Association of Insurance Commissioners, or “NAIC”, and state insurance regulators have begun re-examining existing laws and regulations, specifically focusing on insurance company investments and solvency issues, guidelines imposing minimum capital requirements based on business levels and asset mix, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines, and the definition of extraordinary dividends, including a more stringent standard for allowance of extraordinary dividends. We are unable to predict whether, when or in what form the State of Missouri will enact a new measure for extraordinary dividends, and we cannot assure you that more stringent restrictions will not be adopted from time to time in other jurisdictions in which our reinsurance subsidiaries are domiciled, which could, under certain circumstances, significantly reduce dividends or other amounts payable to us by our subsidiaries unless they obtain approval from insurance regulatory authorities. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule-making in the United States or elsewhere may have on our financial condition or operations.
We are exposed to foreign currency risk.
We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 44% of our revenues and 32% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the nine months ended September 30, 2008.
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
In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2007, the reinsurers participating in our retrocession facilities that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company were to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2007, interest earned on funds withheld represented 4.8% of our consolidated revenues. Funds withheld at interest totaled $4.8 billion at September 30, 2008 and $4.7 billion as of December 31, 2007.
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
In 2007, approximately 31.4% of our net premiums and $107.6 million of income from continuing operations before income taxes came from our operations in Europe, South Africa and Asia Pacific. For the first nine months of 2008, approximately 33.4% of our net premiums and $104.9 million of income from continuing operations before income taxes came from international operations. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:
•	managing the growth of these operations effectively, particularly given the recent rates of growth;

•	changes in mortality and morbidity experience and the supply and demand for our products that are specific to these markets and that may be difficult to anticipate;

•	political and economic instability in the regions of the world where we operate;

•	uncertainty arising out of foreign government sovereignty over our international operations; an

•	potentially uncertain or adverse tax consequences, including regarding the repatriation of earnings from our non-U.S. subsidiaries.
We cannot assure you that we will be able to manage these risks effectively or that they will not have an adverse effect on our business, financial condition or results of operations.
Risks Related to Ownership of Our Class A Common Stock or Common Stock
The right of the holders of RGA Class A common stock to elect up to 20% of RGA’s directors will be subject to RGA’s existing shareholder nomination procedures, and such directors will act as fiduciaries for all of the RGA shareholders, which factors may diminish the value and effectiveness of the RGA Class A voting rights.
The holders of Class A common stock have the right to elect up to 20% of the members of our board of directors. Currently, our board of directors consists of five members. Therefore, the holders of Class A common stock have the right to elect one member of our board of directors, whom we refer to as an “RGA Class A director.” The initial RGA Class A director is J. Cliff Eason, who has been designated to serve as the initial RGA Class A director by a majority of the members of our board of directors for a term that commenced on September 12, 2008 and will end on the third annual meeting of RGA shareholders thereafter or until his successor is duly elected and qualified. In the future, nominations of persons who are to stand for election as RGA Class A directors will be made by the board of directors upon the recommendation of the nominating committee of our board of directors or by a shareholder entitled to vote for the election of such directors. Our articles of incorporation impose significant limitations on the ability of the RGA shareholders to nominate directors, including a 60-to-90 day advance notice requirement for nominations for election at an annual meeting. In addition, we believe that, under Missouri law, a Class A director owes fiduciary duties to RGA and all of RGA’s shareholders, and accordingly does not act as an exclusive representative of the holders of Class A common stock. These factors may tend to diminish the value and effectiveness of the class voting rights of the holders of Class A common stock.
The Class B common stock controls the election of at least 80% of RGA’s directors, which may render RGA more vulnerable to unsolicited takeover bids, including bids that unfairly discriminate between classes of RGA shareholders.
Holders of Class B common stock are entitled to elect at least 80% of our board of directors. If any person or group of persons acquires the ability to control the voting of the outstanding shares of Class B common stock, that person or group will be able to obtain control of RGA. This would also have negative consequences under some of our agreements. The existence and issuance of the Class B common stock could render RGA more susceptible to unsolicited takeover bids from third parties. In particular, an unsolicited third party may be willing to pay a premium for shares of Class B common stock not offered to holders of shares of Class A common stock.
The risk of an unsolicited takeover attempt may be mitigated in part by provisions of our articles of incorporation that make it more difficult for third parties to gain control of our board of directors, including through the acquisition of a controlling block of shares of Class B common stock. For example, the limitations on voting power of Class B holders may have the effect of discouraging unsolicited takeover attempts. Our articles of incorporation, however, do not provide an absolute deterrent against unsolicited takeover attempts. For example, an unsolicited acquirer may condition its takeover proposal on acquiring all, but not less than all, of the outstanding shares of Class B common stock. Notwithstanding the Class B voting limitation, there would be no other holder of Class B common stock to vote against the acquirer. If the unsolicited acquirer were successful in acquiring all outstanding shares of Class B common stock, it would then be able to control the election of Class B directors at each annual meeting of shareholders.
Class A common stock and Class B common stock may remain as separate classes for an indefinite period of time.
On October 6, 2008, RGA announced that its Board of Directors had authorized and will recommend that the holders of class A common stock and class B common stock approve a proposal to convert class B common stock into class A common stock on a one-for-one basis, pursuant to the existing conversion terms contained in RGA’s articles of incorporation. The conversion proposal will require the affirmative vote of the holders of a majority of class A common stock and the holders of a majority of class B common stock, represented in person or by proxy at a special meeting of RGA shareholders.
Since each class of common stock, voting separately, would need to approve the conversion, it is possible that the proposal would fail because of opposition from holders of either class of common stock. Depending on the facts and circumstances at the time a conversion is considered, including, among other things, trading volumes and prices of the separate classes, it is possible that holders of either class may view the benefits and detriments of a conversion differently.
We may not pay dividends on our Class A and Class B common stock.
Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2008 to date. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our Class A and Class B common stock due to restrictions in certain debt and trust preferred securities.

RGA’s anti-takeover provisions may delay or prevent a change in control of RGA, which could adversely affect the price of our Class A and Class B common stock.
Certain provisions in our articles of incorporation and bylaws, as well as Missouri law, may delay or prevent a change of control of RGA, which could adversely affect the prices of Class B common stock and/or Class A common stock. Our articles of incorporation and bylaws contain some provisions that may make the acquisition of control of RGA without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our shareholders. In addition, Missouri law also imposes some restrictions on mergers and other business combinations between RGA and holders of 20% or more of our outstanding common stock.
Furthermore, our articles of incorporation limit the voting right in any vote to elect or remove directors, of any holder of more than 15% of the outstanding Class B common stock to 15% of the outstanding Class B common stock; provided, that, if such holder also has in excess of 15% of the Class A common stock, such holder of Class B common stock may exercise voting power of the Class B common stock in excess of 15% to the extent that such holder has an equivalent percentage of shares of Class A common stock. Furthermore, our articles of incorporation are intended to limit stock ownership of RGA stock (other than shares acquired through the divestiture by MetLife or other exempted transactions) to less than 5% of the value of the aggregate outstanding shares of RGA stock during the restriction period. We have also adopted a Section 382 shareholder rights plan designed to deter shareholders from becoming a “5-percent shareholder” (as defined by Section 382 of the Internal Revenue Code and the related Treasury regulations) without the approval of our board of directors.
Further, our articles of incorporation are intended to limit stock ownership of RGA stock (other than any RGA common stock acquired through the split-off by MetLife or other exempted transactions) to less than 5% of the value of the aggregate outstanding shares of RGA stock during the restriction period. In connection with the split-off by MetLife, we have also adopted a Section 382 shareholder rights plan designed to deter shareholders from becoming a “5-percent shareholder” (as defined by Section 382 of the Internal Revenue Code and the related Treasury regulations) without the approval of our board of directors.
These provisions may have unintended anti-takeover effects. These provisions of our articles of incorporation and bylaws and Missouri law may delay or prevent a change in control of RGA, which could adversely affect the price of Class A common stock or Class B common stock.
Future stock sales, including sales by any selling shareholders, may affect the stock price of Class A common stock.
MetLife has retained an approximate 5% interest in RGA through the retention of 3,000,000 shares of Class A common stock. MetLife has agreed, subject to an exception, that during the period commencing on June 1, 2008 and ending on the 60th day following the completion of the split-off on September 12, 2008 (such period is referred to as the “lock-up period”) it will not sell, transfer or otherwise dispose of such shares. MetLife has further agreed that, following the expiration of the lock-up period, it will sell, exchange or otherwise dispose of the recently acquired stock within 60 months from such completion date. Any disposition by MetLife of its remaining shares of Class A common stock could result in a substantial amount of RGA equity securities entering the market, which may adversely affect the price of such Class A common stock.
The market price for our classes of common stock may fluctuate significantly.
The overall market and the price of our Class A and Class B common stock may continue to fluctuate as a result of many factors in addition to those discussed in the preceding risk factors. These factors, some or all of which are beyond our control, include:
•	actual or anticipated fluctuations in our operating results;

•	changes in expectations as to our future financial performance or changes in financial estimates of securities analysts;

•	success of our operating and growth strategies;

•	investor anticipation of strategic and technological threats, whether or not warranted by actual events;

•	operating and stock price performance of other comparable companies; and

•	realization of any of the risks described in these risk factors or those set forth in any subsequent Annual Report on Form 10-K or Quarterly Reports on Form 10-Q.
In addition, the stock market has historically experienced volatility that often has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance. It is probably that either class of common stock will from time to time trade at a premium or discount to the other class of common stock.
Future sales of either class of our common stock or other securities may dilute the value of our common stock.
Our board of directors has the authority, without action or vote of the shareholders, to issue any or all authorized but unissued shares of our Class A or Class B common stock, including securities convertible into or exchangeable for either class of our common stock and authorized but unissued shares under our stock option and other equity compensation plans. In the future, we may issue such additional securities, through public or private offerings, in order to raise additional capital. Any such issuance will dilute the percentage ownership of shareholders and may dilute the per share projected earnings or book value of the common stock. In addition, option holders may exercise their options at any time when we would otherwise be able to obtain additional equity capital on more favorable terms.
Limited trading volume of our classes of common stock may contribute to price volatility.
Our Class A and Class B common stock only began trading on the NYSE on September 12, 2008, and we cannot assure you that an active market will develop or be sustained. During the twelve months ended September 12, 2008, the average daily trading volume for our former common stock as reported by the NYSE was 186,509 shares. From September 15, 2008 through October 24, 2008, the average daily trading volume as reported by the NYSE for our Class A and Class B common stock was 992,510 and 677,080 shares, respectively. As a result, relatively small trades may have a significant effect on the price of our respective classes of common stock.
Applicable insurance laws may make it difficult to effect a change of control of RGA.
Before a person can acquire control of a U.S. insurance company, prior written approval must be obtained from the insurance commission of the state where the domestic insurer is domiciled. Missouri insurance laws and regulations provide that no person may acquire control of us, and thus indirect control of our Missouri reinsurance subsidiaries, including RGA Reinsurance Company, unless:
•	such person has provided certain required information to the Missouri Department of Insurance; and

•	such acquisition is approved by the Director of Insurance of the State of Missouri, whom we refer to as the Missouri Director of Insurance, after a public hearing.
Under Missouri insurance laws and regulations, any person acquiring 10% or more of the outstanding voting securities of a corporation, such as our common stock, is presumed to have acquired control of that corporation and its subsidiaries.
Canadian federal insurance laws and regulations provide that no person may directly or indirectly acquire “control” of or a “significant interest” in our Canadian insurance subsidiary, RGA Life Reinsurance Company of Canada, unless:
•	such person has provided information, material and evidence to the Canadian Superintendent of Financial Institutions as required by him, and

•	such acquisition is approved by the Canadian Minister of Finance.
For this purpose, “significant interest” means the direct or indirect beneficial ownership by a person, or group of persons acting in concert, of shares representing 10% or more of a given class, and “control” of an insurance company exists when:
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
After the divestiture by MetLife, we no longer benefit from MetLife’s stature and industry recognition.
After the divestiture by MetLife, we ceased to be a majority-owned subsidiary of MetLife. MetLife has substantially greater stature and financial resources than RGA. By becoming independent from MetLife, we have lost any positive perceptions from which we may have benefited as a result of being associated with a company of MetLife’s stature and industry recognition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of September 30, 2008, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
ITEM 4. Submission of Matters to a Vote of Security Holders
The Company held a special meeting of shareholders on September 5, 2008. At the special meeting, the following proposals were voted upon by the shareholders as indicated below:
(1)	Proposal to approve the recapitalization and distribution agreement dated June 1, 2008 by and between RGA and MetLife and the transactions contemplated thereby, was follows:
(1a) Holders of the outstanding shares of RGA common stock

Voted For	Voted Against	Abstain

56,401,657	222,881	37,495
(1b) Holders of the outstanding shares of RGA common stock other than MetLife and subsidiaries

Voted For	Voted Against	Abstain

24,158,118	222,881	37,495
(2)	Proposal to restrict the voting power with respect to directors of a holder of more than 15% of the outstanding RGA class B common stock to 15% of the outstanding RGA class B common stock, was as follows:

Voted For	Voted Against	Abstain

56,535,480	84,221	42,332
(3)	Proposal to restrict for a period of 36 months and one day from the completion of the recapitalization, RGA shareholders from becoming a 5% holder from further increasing its ownership interest in RGA,was as follows:

Voted For	Voted Against	Abstain

56,407,160	214,492	40,381
(4)	Proposal to allow the RGA board of directors to convert the RGA class B common stock into RGA class A common stock on a one-for-one basis, was as follows:

Voted For	Voted Against	Abstain

56,541,479	82,689	37,865

(5)	Proposal to ratify the decision of the RGA Special committee to adopt and implement an amended and restated Rights Plan in connection with the recapitalization and divestiture, was as follows:

Voted For	Voted Against	Abstain

53,662,443	2,972,167	27,423
(6)	Proposal to adjourn the RGA special meeting if necessary or appropriate to permit further solicitation of proxies, was as follows:

Voted For	Voted Against	Abstain

55,478,455	1,150,705	32,873
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated

By:	/s/ A. Greig Woodring November 3, 2008 A. Greig Woodring
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jack B. Lay November 3, 2008

Jack B. Lay
Senior Executive Vice President & Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description
2.1	Recapitalization and Distribution Agreement, dated as of June 1, 2008 (the “R&D Agreement”), by and between Reinsurance Group of America, Incorporated (“RGA”) and MetLife, Inc. (the schedules of which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request), incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed June 5, 2008.

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed September 12, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed September 12, 2008.

4.1	Amended and Restated Section 382 Rights Agreement, dated as of September 12, 2008, between RGA and Mellon Investor Services LLC, as Rights Agent (which includes the form of Amended and Restated Certificate of Designation, Preferences and Rights of Series A-1 Junior Participating Preferred Stock as Exhibit A-1, the form of Certificate of Designation, Preferences and Rights of Series B-1 Junior Participating Preferred Stock as Exhibit A-2, the form of Right Certificate for Class A Rights as Exhibit B-1 and the Form of Right Certificate for Class B Rights as Exhibit B-2) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed September 12, 2008).

4.2	First Amendment to Warrant Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor warrant agent to The Bank of New York, incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed September 12, 2008.

4.3	First Supplement to Unit Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor agent to The Bank of New York, incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed September 12, 2008.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Irrevocable proxy of MetLife, Inc. and certain of its subsidiaries, dated September 12, 2008, incorporated by reference to Exhibit 99.4 of Current Report on Form 8-K filed September 12, 2008.