Form 10-K
period 2008-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2009-03-02
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1370 Timberlake Manor Parkway, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $0.01 Trust Preferred Income Equity Redeemable Securities (PIERS sm) Units	New York Stock Exchange New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on January 30, 2009, as reported on the New York Stock Exchange was approximately $2.6 billion.
As of January 30, 2009, 72,634,019 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement in connection with the 2009 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED
Form 10-K
YEAR ENDED DECEMBER 31, 2008

Item 1. BUSINESS
A. Overview
     Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. Immediately prior to September 12, 2008 (“the Divestiture Date”), General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned 32,243,539 shares, or approximately 51.7%, of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. On the Divestiture Date, MetLife disposed of the majority of its interest in RGA by exchanging 29,243,539 of its shares of RGA common stock to MetLife shareholders for shares of MetLife common stock. As of December 31, 2008, MetLife has a retained interest of 4.1% of RGA common stock.
     The consolidated financial statements herein include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”), RGA Reinsurance UK Limited (“RGA UK”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”) as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the “Company”).
     The Company is primarily engaged in traditional individual and group life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. The Company’s more established operations in the U.S. and Canada contributed approximately 68.0% of its consolidated net premiums during 2008. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom (“UK”). RGA is considered to be one of the leading life reinsurers in the North American market based on premiums and the amount of life reinsurance in force. As of December 31, 2008, the Company had approximately $2.1 trillion of life reinsurance in force and $21.7 billion in consolidated assets.
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
     Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. As of December 31, 2008, the Company held securities in trust for this purpose with amortized costs of $1,217.6 million and $1,560.1 million for the benefit of certain subsidiaries and third-party reinsurance treaties, respectively. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary to another RGA subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA were ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial have been deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2008, the Company held assets in trust of $875.7 million for this purpose, which is not included above. In addition, the Company held $9.7 million in custody as of December 31, 2008. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.
     Some treaties give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for statutory reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels. As of December 31, 2008, the Company had approximately $751.5 million in statutory reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.
B. Corporate Structure
     RGA is an insurance holding company, the principal assets of which consist of the common stock of RCM, RGA Barbados, RGA Americas, RGA Canada, RGA UK and RGA Atlantic as well as investments in several other wholly-owned subsidiaries. Potential sources of funds for RGA to make stockholder dividend distributions and to fund debt service obligations are dividends paid to RGA by its operating subsidiaries, securities maintained in its investment portfolio, and proceeds from securities offerings and borrowings. RCM’s primary sources of funds are dividend distributions paid by RGA Reinsurance Company, whose principal source of funds is derived from current operations. Dividends paid by the Company’s reinsurance subsidiaries are subject to regulatory restrictions of the respective governing bodies where each reinsurance subsidiary is domiciled.
     The Company has five main geographic-based operational segments: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. These operating segments write reinsurance business that is wholly or partially retained in one or more of the Company’s reinsurance subsidiaries. See “Segments” for more information concerning the Company’s operating segments.
Intercorporate Relationships
     General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost of these services for the years ended December 31, 2008, 2007 and 2006 was approximately $1.8 million (through the Divestiture Date), $2.8 million and $2.4 million, respectively, included in other expenses. Management does not believe that the various amounts charged for these services would have been materially different if they had been incurred from an unrelated third party.
     RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2008, 2007 and 2006 of approximately $0.6 million (through the Divestiture Date), $0.6 million and $0.7 million, respectively.
     The Company also had arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. These direct policies and reinsurance agreements with MetLife and certain of its subsidiaries continue to be in place after the Divestiture Date. As of December 31, 2007, the Company had reinsurance-related assets, excluding investments allocated to support the business, and liabilities from these agreements totaling $105.9 million and $277.6 million, respectively. Additionally, the Company reflected net premiums from these agreements of approximately $163.5 million (through the Divestiture Date), $250.9 million, and $227.8 million in 2008, 2007 and 2006, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income, excluding investment income allocated to support the business, was approximately $15.8 million (through the Divestiture Date), $16.0 million, and $10.9 million in 2008, 2007 and 2006, respectively.
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

Moody’s
	A.M. Best	Investors	Standard &
Insurer Financial Strength Ratings	Company (1)	Service (2)	Poor’s (3)
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company	Not Rated	Not Rated	AA-
Credit Ratings
Reinsurance Group of America, Incorporated:
Senior Unsecured	a-	Baa1	A-
Junior Subordinated Debentures	bbb	Baa3	BBB-
RGA Capital Trust I (Preferred Securities)	bbb	Baa2	BBB
Timberlake Financial Floating Rate Insured Notes	Not Rated	Baa1	A

(1)	An A.M. Best Company (“A.M. Best”) insurer financial strength rating of “A+ (superior)” is the second highest out of fifteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing obligations to policyholders. Financial strength ratings range from “A++ (superior)” to “F (in liquidation)”.

A credit rating of “a-” is in the “strong” category and is the seventh highest rating out of twenty-two possible ratings. A credit rating of “bbb” is in the “adequate” category and is the ninth highest rating.

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

S&P credit ratings of “A” (strong) and “A-” (strong), “BBB” (good) and “BBB-” (good) represent the sixth, seventh, ninth, and tenth highest ratings, respectively, out of twenty-two possible ratings. According to S&P, an obligation rated “A” or “A-” is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than obligations in higher-rated categories. However, the obligor’s capacity to meet its financial commitment of the obligation is still strong. According to S&P, an obligation rated “BBB” or “BBB-” exhibit adequate protection parameters. However, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity of the obligor to meet its financial commitment on the obligation.
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
     The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the U.S. for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level premium term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the U.S., the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit for the benefit of the ceding company, or have placed assets in trust for the benefit of the ceding company, or have used other structures as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the U.S.
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
     Insurance Holding Company Regulations
     RGA Reinsurance, RCM and Parkway Re are subject to regulation under the insurance and insurance holding company statutes of Missouri. The Missouri insurance holding company laws and regulations generally require insurance and reinsurance subsidiaries of insurance holding companies to register and file with the Missouri Department of Insurance, Financial Institutions and Professional Registration (“MDI”), certain reports describing, among other information, their capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. The Missouri insurance holding company statutes and regulations also require prior approval of, or in certain circumstances, prior notice to the MDI of certain material intercompany transfers of assets, as well as certain transactions between insurance companies, their parent companies and affiliates.
     Under Missouri insurance laws and regulations, unless (i) certain filings are made with the MDI, (ii) certain requirements are met, including a public hearing, and (iii) approval or exemption is granted by the Director of the MDI, no person may acquire any voting security or security convertible into a voting security of an insurance holding company, such as RGA, which controls a Missouri insurance company, or merge with such an insurance holding company, if as a result of such transaction such person would “control” the insurance holding company. “Control” is presumed to exist under Missouri law if a person directly or indirectly owns or controls 10% or more of the voting securities of another person.
     In addition to RGA Reinsurance, RCM and Parkway Re, other insurance subsidiaries of RGA are subject to various regulations in their respective jurisdictions.
     Restrictions on Dividends and Distributions
     Current Missouri law, applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2009 are approximately $110.4 million and $110.4 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
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
     Missouri insurance laws and regulations also require that the statutory surplus of RCM and RGA Reinsurance following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate to meet its financial needs. The Director of the MDI may call for a rescission of the payment of a dividend or distribution by RGA Reinsurance or RCM that would cause its statutory surplus to be inadequate under the standards of the Missouri insurance regulations.
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

     Default or Liquidation
     In the event that RGA defaults on any of its debt or other obligations, or becomes the subject of bankruptcy, liquidation, or reorganization proceedings, the creditors and stockholders of RGA will have no right to proceed against the assets of any of the subsidiaries of RGA. If any of RGA’s reinsurance subsidiaries were to be liquidated or dissolved, the liquidation or dissolution would be conducted in accordance with the rules and regulations of the appropriate governing body in the state or country of the subsidiary’s formation. The creditors of any such reinsurance company, including, without limitation, holders of its reinsurance agreements and state guaranty associations (if applicable), would be entitled to payment in full from such assets before RGA, as a direct or indirect stockholder, would be entitled to receive any distributions or other payments from the remaining assets of the liquidated or dissolved subsidiary.
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
Underwriting
     Facultative. The Company has developed underwriting policies, procedures and standards with the objective of controlling the quality of business written as well as its pricing. The Company’s underwriting process emphasizes close collaboration between its underwriting, actuarial, and operations departments. Management periodically updates these underwriting policies, procedures, and standards to account for changing industry conditions, market developments, and changes occurring in the field of medical technology. These policies, procedures, and standards are documented in electronic underwriting manuals made available to all the Company’s underwriters. The Company regularly performs both internal and external reviews of its underwriters and underwriting process.
     The Company’s management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Company’s medical directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a complex underwriting/mortality assessment. To assist its underwriters in making these assessments, the Company employs 10 full-time medical directors as well as 16 medical consultants.
     Automatic. The Company’s management determines whether to write automatic reinsurance business by considering many factors, including the types of risks to be covered; the ceding company’s retention limit and binding authority, product, and pricing assumptions; and the ceding company’s underwriting standards, financial strength and distribution systems. For automatic business, the Company ensures that the underwriting standards, procedures and guidelines of its ceding companies are priced appropriately and consistent with the Company’s expectations. To this end, the Company conducts periodic reviews of the ceding companies’ underwriting and claims personnel and procedures.
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
Competition
     Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the North American life reinsurance market are currently the following, or their affiliates: Transamerica Occidental Life Insurance Company, a subsidiary of Aegon N.V., Swiss Re Life and Munich Reinsurance Company. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, Hannover Reinsurance, and SCOR Global Reinsurance.
Employees
     As of December 31, 2008, the Company had 1,222 employees located throughout the world. None of these employees are represented by a labor union.
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
     The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Gross Premiums:
U.S.	$3,305.2	56.6	$3,073.8	57.2	$2,838.2	59.9
Canada	751.2	12.9	675.7	12.6	556.8	11.8
Europe & South Africa	747.9	12.8	719.6	13.4	630.0	13.3
Asia Pacific	1,027.9	17.6	898.2	16.7	708.6	15.0
Corporate and Other	6.8	0.1	3.7	0.1	2.0	—

Total	$5,839.0	100.0	$5,371.0	100.0	$4,735.6	100.0

Net Premiums:
U.S.	$3,099.6	58.0	$2,874.8	58.6	$2,653.5	61.1
Canada	534.3	10.0	487.1	9.9	429.4	9.9
Europe & South Africa	707.8	13.2	678.6	13.8	587.9	13.5
Asia Pacific	1,000.8	18.7	864.5	17.6	673.2	15.5
Corporate and Other	6.8	0.1	4.0	0.1	2.0	—

Total	$5,349.3	100.0	$4,909.0	100.0	$4,346.0	100.0

     The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the indicated periods. (The term “in force” refers to insurance policy face amounts or net amounts at risk.)

Reinsurance Business In Force by Segment
(in billions)

	As of December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
U.S.	$1,274.5	60.5	$1,232.3	58.1	$1,159.8	59.7
Canada	209.5	9.9	217.7	10.3	155.4	8.0
Europe & South Africa	325.2	15.4	380.4	17.9	345.1	17.8
Asia Pacific	298.9	14.2	289.5	13.7	281.1	14.5

Total	$2,108.1	100.0	$2,119.9	100.0	$1,941.4	100.0

     Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $316.8 billion, $123.9 billion, and $146.4 billion were released in 2008, 2007 and 2006, respectively.
     The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term “volume” refers to insurance policy face amounts or net amounts at risk.)
New Business Volume by Segment
(in billions)

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
U.S.	$134.4	44.1	$164.2	54.3	$172.1	45.9
Canada	51.2	16.8	46.8	15.5	39.8	10.6
Europe & South Africa	87.5	28.7	61.3	20.3	105.1	28.1
Asia Pacific	31.9	10.4	30.1	9.9	57.6	15.4

Total	$305.0	100.0	$302.4	100.0	$374.6	100.0

     Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 17 – “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. Operations
     The U.S. operations represented 58.0%, 58.6% and 61.1% of the Company’s net premiums in 2008, 2007 and 2006, respectively. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. life insurance companies.
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
     The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2008, 2007 and 2006, approximately 19.5%, 19.9%, and 20.0%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.
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
     In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. As of both December 31, 2008 and 2007, interest-sensitive contract reserves of $1.1 billion and policy loans of $1.1 billion associated with this business were included on the Company’s consolidated balance sheets.
Asset-Intensive Reinsurance
     Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. As of December 31, 2008, reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $6.5 billion.
     Annuities are normally limited by the size of the deposit from any single depositor. The Company also reinsures certain variable annuity products that contain guaranteed minimum death or living benefits. Corporate-owned life insurance normally involves a large number of insureds associated with each deposit, and the Company’s underwriting guidelines limit the size of any single deposit. The individual policies associated with any single deposit are typically issued within pre-set guaranteed issue parameters. A significant amount of this business is written on a modified coinsurance or coinsurance with funds withheld basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments” and Note 4 – “Investments” in the Notes to Consolidated Financial Statements for additional information.
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
     The Company primarily targets highly-rated insurance companies for financial reinsurance due to the credit risk associated with this business. A careful analysis is performed before providing any regulatory surplus enhancement to the ceding company. This analysis is intended to ensure that the Company understands the risks of the underlying insurance product and that the transaction has a high likelihood of being repaid through the future profits of the underlying business. If the future profits of the business are not sufficient to repay the Company or if the ceding company becomes financially distressed and is unable to make payments under the treaty, the Company may incur losses. A staff of actuaries and accountants tracks experience for each treaty on a quarterly basis in comparison to expected models. This sub-segment also retrocedes most of its financial reinsurance business to other insurance companies to alleviate the strain on regulatory surplus created by this business.

Customer Base
     The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 88 of the top 100 U.S. life insurance companies, based on premiums, are clients. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2008, the U.S. reinsurance operation’s largest client generated approximately $391.0 million or 11.8% of U.S. operations gross premiums. In addition, 67 other clients each generated annual gross premiums of $5.0 million or more, and the aggregate gross premiums from these clients represented approximately 86.4% of U.S. operations gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
     The Canada operations represented 10.0%, 9.9%, and 9.9% of the Company’s net premiums in 2008, 2007 and 2006, respectively. In 2008, the Canadian life operations assumed $51.2 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 85.8% of the 2008 recurring new business was written on an automatic basis.
     The Company operates in Canada primarily through RGA Canada, a wholly-owned subsidiary. RGA Canada is a leading life reinsurer in Canada, based on new individual life insurance production, assisting clients with capital management and mortality and morbidity risk management and is primarily engaged in traditional individual life reinsurance, as well as creditor, critical illness, and group life and health reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance.
     Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. During 2008, the three largest clients represented $297.8 million, or 39.6%, of gross premiums. Two other clients individually represented more than 5% of Canada’s gross premiums. Together, these two clients represented 13.2% of Canada’s gross premiums.
     As of December 31, 2008, RGA Canada had two offices and maintained a staff of 99 people at the Montreal office and 20 people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.
Europe & South Africa Operations
     The Europe & South Africa operations represented 13.2%, 13.8%, and 13.5% of the Company’s net premiums in 2008, 2007 and 2006, respectively. This segment primarily provides life reinsurance to clients located in Europe, mainly in the UK and Spain, South Africa, Mexico and India. The principal types of business have been reinsurance of life products through yearly renewable term and coinsurance agreements and the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness. These agreements may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 31.6% of the total gross premiums for this segment in 2008. The segment’s five largest clients, all part of the Company’s UK operations, generated approximately $473.4 million, or 63.3%, of the segment’s gross premiums in 2008.
     During 2000, RGA established a UK regulated reinsurer and began operating in the UK, where an increasing number of insurers were ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis. During the years since, RGA has grown its UK operations significantly and is now recognized as an established participant in this market with significant market share. During 2008, RGA realized opportunities to expand its product offering to reinsuring the longevity risk from annuities in payment and reinsurance of bulk annuities and individually underwritten impaired life annuities. The reinsurers present in the market include the large global companies with which the Company also competes in other markets. In 2008, the UK operations generated approximately 73.1% of the segment’s gross premiums.
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
     In Spain, the Company has business relationships with more than 40 companies covering both individual and group life business; in 2007 this operation became a branch. A representative office was opened in 1998 in Mexico City to directly assist clients in this market. In 2002, RGA opened an office in India which markets life reinsurance support on individual and group business. During 2006, RGA opened a representative office in Poland to directly assist clients in the central and eastern European market. During 2007, RGA opened a branch office in France and a representative office in Italy to directly assist clients in those markets. In 2008, RGA opened a branch office in Germany to directly assist clients in the region.
     RGA’s subsidiaries in the UK and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company’s corporate staff in the U.S. Divisional management through RGA International Corporation (Nova Scotia ULC), based in Toronto, also provides services for these and other international markets. As of December 31, 2008, this segment employed 63 people in Toronto, 67 people in the UK, 56 people in South Africa, 32 people in mainland Europe and Ireland, 11 people in Mexico, 34 people in India and 36 people in St. Louis.
Asia Pacific Operations
     The Asia Pacific operations represented 18.7%, 17.6%, and 15.5% of the Company’s net premiums in 2008, 2007 and 2006, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, Japan, South Korea, Taiwan, New Zealand and China. The Company also established a reinsurance subsidiary in Australia in January 1996.
     During 2008, the ten largest clients, six in Australia, two in Korea and two in Japan, generated approximately $578.7 million, or 56.3% of the total gross premiums for the Asia Pacific operations. The Australian business, as a whole, generated approximately $421.3 million, or 41.0% of the total gross premiums for the Asia Pacific operations in 2008.
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
     Within the Asia Pacific segment, as of December 31, 2008, 30 people were on staff in the Hong Kong office, 52 people were on staff in the Japan office, 19 people were on staff in the Taiwan office, 25 people were on staff in the South Korean office, nine people were on staff in the Beijing office, one person was on staff in the New Zealand office, 34 people were on staff in the Sydney regional office, ten were on staff at the St. Louis office, and RGA Australian Holdings maintained a staff of 74 people. The Hong Kong, Japan, Taiwan, Beijing and South Korea offices primarily provide marketing and underwriting services to the direct life insurance companies with other service support provided directly by the Company’s U.S. and Sydney regional operations. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and Sydney regional operations.
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

Discontinued Operations
     As of December 31, 1998, the Company formally reported its accident and health division as a discontinued operation. More information about the Company’s discontinued accident and health division may be found in Note 21 – “Discontinued Operations” in the Notes to Consolidated Financial Statements.
D. Financial Information About Foreign Operations
     The Company’s foreign operations are primarily in Canada, the Asia Pacific region, and Europe & South Africa. Revenue, income (loss) before income taxes, which include investment related gains (losses), interest expense, depreciation and amortization, and identifiable assets attributable to these geographic regions are identified in Note 17 – “Segment Information” in the Notes to Consolidated Financial Statements. Although there are risks inherent to foreign operations, such as currency fluctuations and restrictions on the movement of funds, as described in Item 1A – “Risk Factors”, the Company’s financial position and results of operations have not been materially adversely affected thereby to date.
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
     The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
     We need liquidity to pay our operating expenses, interest on our debt and dividends on our capital stock and to replace certain maturing liabilities. Without sufficient liquidity, we will be forced to curtail our operations, and our business will suffer. The principal sources of our liquidity are reinsurance premiums under reinsurance treaties and cash flow from our investment portfolio and other assets. Sources of liquidity in normal markets also include proceeds from the issuance of a variety of short- and long-term instruments, including medium- and long-term debt, junior subordinated debt securities, capital securities and common stock.
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
     Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. Recently our credit spreads have widened considerably. Further, our ability to finance our statutory reserve requirements is limited in the current marketplace. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, it may limit or adversely affect our ability to write additional business in a cost-effective manner. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.
     Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Fixed income markets are experiencing a period of extreme volatility which has negatively affected market liquidity conditions. Fixed income instruments have experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Many fixed income securities are less liquid and more difficult to value and sell. Domestic and international equity markets also have been experiencing heightened volatility and turmoil, with issuers (such as us) that have exposure to the mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
     The demand for financial and insurance products could be adversely affected in an economic downturn. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition. The current financial crisis has also raised the possibility of future legislative and regulatory actions in addition to the recent enactment of the Emergency Economic Stabilization Act of 2008 (the “EESA”) that could further impact our business. There can be no assurance as to what impact the EESA or other such actions, if any, will have on the financial markets, including the extreme levels of volatility currently being experienced. Continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.
The liquidity and value of some of our investments has significantly diminished as volatility has increased.
     We hold certain investments that may lack liquidity, such as privately placed fixed maturity securities; mortgage loans; policy loans; and equity real estate. Even some of our very high quality assets have been more illiquid as a result of the recent challenging market conditions.
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
     We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, insurance companies, commercial banks, investment banks, investment funds and other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty. In addition, with respect to secured and other transactions that provide for us to hold collateral posted by the counterparty, our credit risk may be exacerbated when the collateral we hold cannot be liquidated at prices sufficient to recover the full amount of our exposure. We also have exposure to these financial institutions in the form of unsecured debt instruments, derivative transactions and equity investments. There can be no assurance that any such losses or impairments to the carrying value of these assets would not materially and adversely affect our business and results of operations.
Our requirements to post collateral or make payments related to declines in market value of specified assets may expose us to counterparty risk and adversely affect our liquidity.
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
     Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. At December 31, 2008, we had valuation allowances of $0.5 million related to our mortgage loans. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our results of operations and financial condition.
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
Our investments are reflected within the consolidated financial statements utilizing different accounting bases and accordingly we may not have recognized differences, which may be significant, between cost and fair value in our consolidated financial statements.
     Our principal investments are in fixed maturity and equity securities, short-term investments, mortgage loans, policy loans, funds withheld at interest and other invested assets. The carrying value of such investments is as follows:
•	Fixed maturity and equity securities are classified as available-for-sale and are reported at their estimated fair value. Unrealized investment gains and losses on these securities are recorded as a separate component of accumulated other comprehensive income or loss, net of related deferred acquisition costs and deferred income taxes.

•	Short-term investments include investments with remaining maturities of one year or less, but greater than three months, at the time of acquisition and are stated at amortized cost, which approximates fair value.

•	Mortgage and policy loans are stated at unpaid principal balance. Additionally, mortgage loans are adjusted for any unamortized premium or discount, deferred fees or expenses, net of valuation allowances.

•	Funds withheld at interest represent amounts contractually withheld by ceding companies in accordance with reinsurance agreements. The value of the assets withheld and interest income are recorded in accordance with specific treaty terms.

•	We primarily use the cost method of accounting for investments in real estate joint ventures and other limited partnership interests since we have a minor equity investment and virtually no influence over the joint ventures or the partnership’s operations. These investments are reflected in other invested assets on the balance sheet.
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
     Our valuation of fixed maturity and equity securities and derivatives include methodologies, estimations and assumptions which are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations or financial condition.
     Fixed maturity, equity securities and short-term investments which are reported at fair value on the consolidated balance sheet represent the majority of our total cash and invested assets. We have categorized these securities into a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable market inputs (Levels 1 and 2) and unobservable market inputs (Level 3).
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
     During periods of market disruption including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities, for example alternative residential mortgage loan (“Alt-A”) securities and sub-prime mortgage-backed securities, if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the current financial environment. In such cases, more securities may fall to Level 3 and thus require more subjectivity and management judgment. As such, valuations may include inputs and assumptions that are less observable or require greater estimation as well as valuation methods which are more sophisticated or require greater estimation thereby resulting in values which may be less than the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities as reported within our consolidated financial statements and the period-to-period changes in value could vary significantly. Decreases in value may have a material adverse effect on our results of operations or financial condition.
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
     The determination of the amount of allowances and impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in allowances and impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken, allowances reflected in our financial statements and potential impact on regulatory capital. Furthermore, additional impairments may need to be taken or allowances provided for in the future. Historical trends may not be indicative of future impairments or allowances.
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
     We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2008, the fixed maturity securities of $8.5 billion in our investment portfolio represented 52% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition. Levels of write down or impairment are affected by our assessment of the intent and ability to hold securities which have declined in value until recovery. If we determine to reposition or realign portions of the portfolio where we determine not to hold certain securities in an unrealized loss position to recovery, then we will incur an other-than-temporary impairment.
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
     Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. We believe that the rating agencies consider the ratings of a parent company when assigning a rating to a subsidiary of that company. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a significant downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A significant downgrade could increase our own cost of capital. For example, the facility fee and interest rate for our credit facilities are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. Accordingly, we believe a ratings downgrade of RGA, or of our affiliates, could have a negative effect on our ability to conduct business.
     We cannot assure you that actions taken by our ratings agencies would not result in a material adverse effect on our business and results of operations. In addition, it is unclear what effect, if any, a ratings change would have on the price of our securities in the secondary market.
We make assumptions when pricing our products relating to mortality, morbidity, lapsation and expenses, and significant deviations in experience could negatively affect our financial results.
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
     RGA is an insurance holding company, with our principal assets consisting of the stock of our reinsurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends in part on the ability of our reinsurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures, until we pay any accrued and unpaid interest on our subordinated debentures. Our reinsurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in some of our debt agreements and regulations relating to capital requirements affecting some of our more significant subsidiaries also restrict the ability of certain subsidiaries to pay dividends and other distributions and make loans to us. In addition, we cannot assure you that more stringent dividend restrictions will not be adopted, as discussed below under “— Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”
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
If our investment strategy is unsuccessful, we could suffer losses.
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
     Our investment guidelines also permit us to invest up to 10% of our investment portfolio in non-investment grade fixed maturity securities. While any investment carries some risk, the risks associated with lower-rated securities are greater than the risks associated with investment grade securities. The risk of loss of principal or interest through default is greater because lower-rated securities are usually unsecured and are often subordinated to an issuer’s other obligations. Additionally, the issuers of these securities frequently have high debt levels and are thus more sensitive to difficult economic conditions, individual corporate developments and rising interest rates which could impair an issuer’s capacity or willingness to meet its financial commitment on such lower-rated securities. As a result, the market price of these securities may be quite volatile, and the risk of loss is greater.
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
The availability and cost of collateral, including letters of credit, asset trusts and other credit facilities, could adversely affect our operations and financial condition.
     Regulatory reserve requirements in various jurisdictions in which we operate may be significantly higher than the reserves required under GAAP. Accordingly, we reinsure, or retrocede, business to affiliated and unaffiliated reinsurers to reduce the amount of regulatory reserves and capital we are required to hold in certain jurisdictions. A regulation in the U.S., commonly referred to as Regulation XXX, has significantly increased the level of regulatory, or statutory, reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. The degree to which these reserves will increase and the ultimate level of reserves will depend upon the mix of our business and future production levels in the United States. Based on the assumed rate of growth in our current business plan, and the increasing level of regulatory reserves associated with some of this business, we expect the amount of required regulatory reserves to grow significantly.
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
Changes in the equity markets, interest rates and/or volatility affects the profitability of variable annuities with guaranteed living benefits that we reinsure; therefore, such changes may have a material adverse effect on our business and profitability.
     We reinsure variable annuity products that include guaranteed minimum living benefits. These include guaranteed minimum withdrawal benefits (“GMWB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum income benefits (“GMIB”). The amount of reserves related to these benefits is based on their fair value and is affected by changes in equity markets, interest rates and volatility. Accordingly, strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits.
     Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing the amount of reserves that we must carry. Such an increase in reserves would result in a charge to our earnings in the quarter in which we increase our reserves. We maintain a customized dynamic hedge program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives markets, extreme swings in interest rates, contract holder behavior different than expected, and divergence between the performance of the underlying funds and hedging indices. We also must consider our own credit spreads, which are not hedged, in the valuation of certain of these liabilities. A decrease in our own credit spread could cause the value of these liabilities to increase, resulting in a reduction to net income. These factors, individually or collectively, may have a material adverse effect on our net income, financial condition or liquidity.
We are exposed to foreign currency risk.
     We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 43% of our revenues and 32% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2008.
We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
     In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2008, the reinsurers participating in our retrocession facilities that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
     For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company were to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2008, interest earned on funds withheld represented 3.1% of our consolidated revenues. Funds withheld at interest totaled $4.5 billion at December 31, 2008 and $4.7 billion as of December 31, 2007.
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
Natural and man-made disasters, catastrophes, and events, including the threat of terrorist attacks, epidemics and pandemics, may adversely affect our business and results of operations.
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
We operate in a competitive industry which could adversely affect our market share.
     The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market. We believe our primary competitors in the North American life reinsurance market are currently the following, or their affiliates: Transamerica Occidental Life Insurance Company, a subsidiary of Aegon, N.V., Swiss Re Life and Munich Reinsurance Company. We believe our primary competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, Hannover Reinsurance and SCOR Global Reinsurance. Many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, our ability to maintain strong financial strength ratings from rating agencies, pricing and other terms and conditions of reinsurance agreements, and our reputation, service, and experience in the types of business that we underwrite. However, competition from other reinsurers could adversely affect our competitive position.
     Our target market is generally large life insurers. We compete based on the strength of our underwriting operations, insights on mortality trends based on our large book of business, and responsive service. We believe our quick response time to client requests for individual underwriting quotes and our underwriting expertise are important elements to our strategy and lead to other business opportunities with our clients. Our business will be adversely affected if we are unable to maintain these competitive advantages or if our international strategy is not successful.
Tax law changes or a prolonged economic downturn could reduce the demand for insurance products, which could adversely affect our business.
     Under the Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. Congress has adopted legislation to reduce, and ultimately eliminate, the estate tax. Under this legislation, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. We cannot predict what future tax initiatives may be proposed and enacted that could affect us.
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
Acquisitions and significant transactions involve varying degrees of risk that could affect our profitability.
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
Our international operations involve inherent risks.
     In 2008, approximately 31.9% of our net premiums and $151.2 million of income from continuing operations before income taxes came from our operations in Europe & South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:
•	managing the growth of these operations effectively, particularly given the recent rates of growth;

•	changes in mortality and morbidity experience and the supply and demand for our products that are specific to these markets and that may be difficult to anticipate;

•	political and economic instability in the regions of the world where we operate;

•	uncertainty arising out of foreign government sovereignty over our international operations; and

•	potentially uncertain or adverse tax consequences, including the repatriation of earnings from our non-U.S. subsidiaries.

     We cannot assure you that we will be able to manage these risks effectively or that they will not have an adverse effect on our business, financial condition or results of operations.
Unanticipated events in our disaster recovery systems and management continuity planning could impair our ability to conduct business.
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
Risks Related to Ownership of Our Common Stock
We may not pay dividends on our common stock.
     Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2008. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions in certain debt and trust preferred securities.
RGA’s anti-takeover provisions may delay or prevent a change in control of RGA, which could adversely affect the price of our common stock.
     Certain provisions in our articles of incorporation and bylaws, as well as Missouri law, may delay or prevent a change of control of RGA, which could adversely affect the price of our common stock. Our articles of incorporation and bylaws contain some provisions that may make the acquisition of control of RGA without the approval of our board of directors more difficult, including provisions relating to the nomination, election and removal of directors, the structure of the board of directors and limitations on actions by our shareholders. In addition, Missouri law also imposes some restrictions on mergers and other business combinations between RGA and holders of 20% or more of our outstanding common stock.
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
     These provisions may have unintended anti-takeover effects. These provisions of our articles of incorporation and bylaws and Missouri law may delay or prevent a change in control of RGA, which could adversely affect the price of our common stock.
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
Future stock sales, including sales by any selling shareholders, may dilute the value or affect the price of our common stock.
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
     MetLife retained an approximate 4.1% interest in RGA through the retention of 3,000,000 shares of common stock, and agreed that it will sell, exchange or otherwise dispose of its remaining recently acquired stock by September 12, 2013. Any disposition by MetLife of its remaining shares of common stock could result in a substantial amount of RGA equity securities entering the market, which may adversely affect the price of such common stock.
The price of our common stock may fluctuate significantly.
     The overall market and the price of our common stock may continue to fluctuate as a result of many factors in addition to those discussed in the preceding risk factors. These factors, some or all of which are beyond our control, include:
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

Certain provisions in our agreement with MetLife relating to the tax-free distribution, or “split-off”, could result in potentially significant limitations on our ability to execute certain aspects of our business plan and could potentially result in significant tax-related liabilities.
     In connection with the split-off of our capital stock by MetLife, RGA agreed to certain tax-related restrictions and indemnities set forth in our recapitalization and distribution agreement with MetLife dated as of June 1, 2008. Under that agreement, we may be restricted or deterred from (i) redeeming or purchasing our stock in excess of certain agreed-upon amounts, (ii) issuing any equity securities in excess of certain agreed upon amounts, or (iii) taking any other action that would be inconsistent with the representations and warranties made in connection with the IRS ruling and the tax opinion (as those terms are defined in the agreement). Except in specified circumstances, we have agreed to indemnify MetLife for taxes and tax-related losses it incurs as a result of the divestiture failing to qualify as tax-free, if the taxes and related losses are attributable solely to any breach of, or inaccuracy in, any representation, covenant or obligation of RGA under the recapitalization and distribution agreement or that will be made in connection with the tax opinion. This indemnity could result in significant liabilities to RGA.
The acquisition restrictions contained in our articles of incorporation and our Section 382 shareholder rights plan, which are intended to help preserve RGA and its subsidiaries’ net operating losses (“NOLs”) and other tax attributes, may not be effective or may have unintended negative effects.
     We have recognized and may continue to recognize substantial NOLs, and other tax attributes, for U.S. federal income tax purposes, and under the Internal Revenue Code, we may “carry forward” these NOLs, in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a substantial amount of NOLs and, therefore, these NOLs are a substantial asset to RGA. However, if RGA and its subsidiaries experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations, their ability to use the NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which consequently could significantly impair the value of that asset.
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

     The acquisition restrictions and Section 382 shareholder rights plan also require any person attempting to become a holder of 5% or more (by value) of RGA stock, as determined under the Internal Revenue Code, to seek the approval of our board of directors. This may have an unintended “anti-takeover” effect because our board of directors may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a shareholder may own could have the effect of making it more difficult for shareholders to replace current management. Additionally, because the acquisition restrictions and Section 382 shareholder rights plan have the effect of restricting a shareholder’s ability to dispose of or acquire RGA stock, the liquidity and market value of RGA stock might suffer. The acquisition restrictions and the Section 382 shareholder rights plan will remain in effect for the “restriction period,” which is until the earlier of (a) September 13, 2011, or (b) such other date as our board of directors in good faith determines they are no longer in the best interests of RGA and its shareholders. The acquisition restrictions may be waived by our board of directors. Shareholders are advised to monitor carefully their ownership of RGA stock and consult their own legal advisors and/or RGA to determine whether their ownership of RGA stock approaches the proscribed level.
The occurrence of various events may adversely affect the ability of RGA and its subsidiaries to fully utilize NOLs and other tax attributes.
     RGA and its subsidiaries have a substantial amount of NOLs and other tax attributes, for U.S. federal income tax purposes, that are available both currently and in the future to offset taxable income and gains. Events outside of our control may cause RGA (and, consequently, its subsidiaries) to experience an “ownership change” under Section 382 of the Internal Revenue Code and the related Treasury regulations, and limit the ability of RGA and its subsidiaries to utilize fully such NOLs and other tax attributes. Moreover, the MetLife split-off increased the likelihood of RGA experiencing such an ownership change.
     In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders,” as defined in the Internal Revenue Code and the related Treasury regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders at any time during the three-year period preceding such date. In general, persons who own 5% or more (by value) of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% (by value) of a corporation’s stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more (by value) of a corporation’s stock. If a corporation experiences an ownership change, it is generally subject to an annual limitation, which limits its ability to use its NOLs and other tax attributes to an amount equal to the equity value of the corporation multiplied by the federal long-term tax-exempt rate.
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
Item 2. PROPERTIES
     The Company leases its headquarters facility in Chesterfield, Missouri, which consists of approximately 171,000 square feet. In addition, the Company leases approximately 230,000 square feet of office space in 25 locations throughout the U.S., Canada, Europe, South Africa, and the Asia Pacific region.
     Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 10 years. As provided in Note 12 – “Lease Commitments” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $12.5 million for 2008.
     The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for its current and projected future requirements.

Item 3. LEGAL PROCEEDINGS
     The Company is subject to litigation in the normal course of its business. The Company currently has no material litigation. However, if such material litigation did arise, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated financial position and/or net income in a particular reporting period.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company held a special meeting of shareholders on November 25, 2008. At the special meeting, the following proposals were voted upon by the shareholders as indicated below:
     (1) Proposal to convert class B common stock to class A common stock on a one-for-one basis:
     (1a) Holders of the outstanding shares of RGA common stock:

Voted For	Voted Against	Abstain
28,062,167	22,684	17,722
     (1b) Holders of class B common stock:

Voted For	Voted Against	Abstain
23,062,464	11,409	51,169
     (2) Proposal to approve the amendment and restatement of RGA’s Amended and Restated Article of Incorporation.

Voted For	Voted Against	Abstain
51,115,097	33,828	74,790
     (3) Proposal to adjourn the Special Meeting if necessary or appropriate to permit further solicitation of proxies.

Voted For	Voted Against	Abstain
49,009,163	2,155,412	59,140
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     Information about the market price of the Company’s common equity, dividends and related stockholder matters is contained in Item 8 under the caption “Quarterly Data (Unaudited)” and in Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. Additionally, insurance companies are subject to statutory regulations that restrict the payment of dividends. See Item 1 under the caption Regulation – “Restrictions on Dividends and Distributions”. See Item 8, Note 3 – “Stock Transactions” in the Notes to Consolidated Financial Statements for information regarding board approved stock repurchase plans.
     The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

	Number of securities to be			Number of securities
	issued upon exercise of	Weighted-average exercise		remaining available for
	outstanding options, warrants	price of outstanding		future issuance under
Plan category	and rights	options, warrants and rights		equity compensation plans
Equity compensation plans approved by security holders	3,205,140 (1)	$40.84	(2) (3)	2,680,074 (4)
Equity compensation plans not approved by security holders	—	—		—
Total	3,205,140 (1)	$40.84	(2) (3)	2,680,074 (4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan — 3,142,620; Flexible Stock Plan for Directors – 27,683; and Phantom Stock Plan for Directors – 34,837.

(2)	Does not include 383,119 performance contingent units outstanding under the Flexible Stock Plan or 34,837 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan ($40.93) and Flexible Stock Plan for Directors ($31.27).

(4)	Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan – 2,555,802; Flexible Stock Plan for Directors – 98,253; and Phantom Stock Plan for Directors – 26,019
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2003 and ending December 31, 2008. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
Reinsurance Group of America, Incorporated	100.0	126.18	125.38	147.27	139.62	114.76
S&P 500	100.0	110.88	116.33	134.70	142.10	89.53
S & P Life & Health Insurance	100.0	122.14	149.64	174.35	193.53	100.02
Copyright ® 2009, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
Item 6. SELECTED FINANCIAL DATA
     The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

As of or For the Years Ended December 31,	2008	2007	2006	2005	2004
Income Statement Data
Revenues:
Net premiums	$5,349.3	$4,909.0	$4,346.0	$3,866.8	$3,347.4
Investment income, net of related expenses	871.3	907.9	779.7	639.2	580.5
Investment related gains (losses), net	(647.2)	(178.7)	2.5	21.0	55.6
Other revenues	107.8	80.2	65.5	57.7	55.4

Total revenues	5,681.2	5,718.4	5,193.7	4,584.7	4,038.9

Benefits and expenses:
Claims and other policy benefits	4,461.9	3,984.0	3,488.4	3,187.9	2,678.5
Interest credited	233.2	246.1	244.8	208.4	198.9
Policy acquisition costs and other insurance expenses	357.9	647.8	716.3	636.3	613.9
Other operating expenses	242.9	236.7	204.4	154.4	140.0
Interest expense	76.2	76.9	62.0	41.4	38.4
Collateral finance facility expense (1)	28.7	52.0	26.4	—	—

Total benefits and expenses	5,400.8	5,243.5	4,742.3	4,228.4	3,669.7

Income from continuing operations before income taxes	280.4	474.9	451.4	356.3	369.2
Provision for income taxes	92.6	166.6	158.1	120.7	123.9

Income from continuing operations	187.8	308.3	293.3	235.6	245.3
Loss from discontinued accident and health operations, net of income taxes	(11.0)	(14.5)	(5.1)	(11.4)	(23.0)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.4)

Net income	$176.8	$293.8	$288.2	$224.2	$221.9

Basic Earnings Per Share
Continuing operations	$2.94	$4.98	$4.79	$3.77	$3.94
Discontinued operations	(0.17)	(0.23)	(0.08)	(0.19)	(0.37)
Accounting change	—	—	—	—	(0.01)

Net income	$2.77	$4.75	$4.71	$3.58	$3.56

Diluted Earnings Per Share
Continuing operations	$2.88	$4.80	$4.65	$3.70	$3.90
Discontinued operations	(0.17)	(0.23)	(0.08)	(0.18)	(0.37)
Accounting change	—	—	—	—	(0.01)

Net income	$2.71	$4.57	$4.57	$3.52	$3.52
Weighted average diluted shares, in thousands	65,271	64,231	63,062	63,724	62,964
Dividends per share on common stock	$0.36	$0.36	$0.36	$0.36	$0.27

Balance Sheet Data
Total investments	$15,610.7	$16,397.7	$14,612.9	$12,331.5	$10,564.2
Total assets	21,658.8	21,598.0	19,036.8	16,193.9	14,048.1
Policy liabilities	16,045.5	15,045.5	13,354.5	11,726.3	10,314.5
Long-term debt	918.2	896.1	676.2	674.4	349.7
Collateral finance facility (1)	850.0	850.4	850.4	—	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159.0	158.9	158.7	158.6	158.4
Total stockholders’ equity	2,616.8	3,189.8	2,815.4	2,527.5	2,279.0
Total stockholders’ equity per share	$36.03	$51.42	$45.85	$41.38	$36.50

Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,108.1	$2,119.9	$1,941.4	$1,713.2	$1,458.9
Assumed new business production	305.0	302.4	374.6	364.4	279.1

(1)	During 2006, the Company’s subsidiary, Timberlake Financial, issued $850.0 million floating rate insured notes. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information.

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
     Numerous important factors could cause actual results and events to differ materially from those expressed or implied by forward-looking statements including, without limitation, (1) adverse capital and credit market conditions and their impact on the Company’s liquidity, access to capital and cost of capital, (2) the impairment of other financial institutions and its effect on the Company’s business, (3) requirements to post collateral or make payments due to declines in market value of assets subject to the Company’s collateral arrangements, (4) the fact that the determination of allowances and impairments taken on the Company’s investments is highly subjective, (5) adverse changes in mortality, morbidity, lapsation or claims experience, (6) changes in the Company’s financial strength and credit ratings and the effect of such changes on the Company’s future results of operations and financial condition, (7) inadequate risk analysis and underwriting, (8) general economic conditions or a prolonged economic downturn affecting the demand for insurance and reinsurance in the Company’s current and planned markets, (9) the availability and cost of collateral necessary for regulatory reserves and capital, (10) market or economic conditions that adversely affect the value of the Company’s investment securities or result in the impairment of all or a portion of the value of certain of the Company’s investment securities, that in turn could affect regulatory capital, (11) market or economic conditions that adversely affect the Company’s ability to make timely sales of investment securities, (12) risks inherent in the Company’s risk management and investment strategy, including changes in investment portfolio yields due to interest rate or credit quality changes, (13) fluctuations in U.S. or foreign currency exchange rates, interest rates, or securities and real estate markets, (14) adverse litigation or arbitration results, (15) the adequacy of reserves, resources and accurate information relating to settlements, awards and terminated and discontinued lines of business, (16) the stability of and actions by governments and economies in the markets in which the Company operates, (17) competitive factors and competitors’ responses to the Company’s initiatives, (18) the success of the Company’s clients, (19) successful execution of the Company’s entry into new markets, (20) successful development and introduction of new products and distribution opportunities, (21) the Company’s ability to successfully integrate and operate reinsurance business that the Company acquires, (22) regulatory action that may be taken by state Departments of Insurance with respect to the Company, (23) the Company’s dependence on third parties, including those insurance companies and reinsurers to which the Company cedes some reinsurance, third-party investment managers and others, (24) the threat of natural disasters, catastrophes, terrorist attacks, epidemics or pandemics anywhere in the world where the Company or its clients do business, (25) changes in laws, regulations, and accounting standards applicable to the Company, its subsidiaries, or its business, (26) the effect of the Company’s status as an insurance holding company and regulatory restrictions on its ability to pay principal of and interest on its debt obligations, and (27) other risks and uncertainties described in this document and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).
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
Overview
     RGA is an insurance holding company that was formed on December 31, 1992. Immediately prior to the Divestiture Date, General American, a Missouri life insurance company, directly owned 32,243,539 shares, or approximately 51.7%, of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, a New York-based insurance and financial services holding company. On the Divestiture Date, MetLife disposed of the majority of its interest in RGA by exchanging 29,243,539 of its shares of RGA common stock to MetLife shareholders for shares of MetLife common stock. As of December 31, 2008, MetLife has a retained interest of 4.1% of RGA common stock.
     The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance, RGA Barbados, RGA Americas, RGA Canada, RGA Australia, RGA UK and RGA Atlantic as well as several other subsidiaries subject to an ownership position of greater than fifty percent (collectively, the “Company”).
     The Company is primarily engaged in traditional individual and group life, asset-intensive, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, have been engaged in the business of life reinsurance since 1973. Approximately 68.0% of the Company’s 2008 net premiums were from its more established operations in North America, represented by its U.S. and Canada segments.
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
     The Company’s profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks it assumes. Additionally, in 2008 market volatility, changes in risk-free rates and increased credit spreads have resulted in significant losses associated with embedded derivatives in the Company’s U.S. Asset-Intensive sub-segment. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective January 1, 2008, the Company increased the maximum amount of coverage that it retains per life in the U.S. from $6.0 million to $8.0 million. This increase does not affect business written prior to January 1, 2008. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company’s U.S. retention limit from $6.0 million to $8.0 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
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
     The Company has five main geographic-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, asset-intensive, and financial reinsurance primarily to domestic clients. The Canada operations provide insurers with reinsurance of traditional life products as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional and group life reinsurance, critical illness and, to a lesser extent, financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, Argentine business in run-off, and the investment income and expense associated with the Company’s collateral finance facility. The Company’s discontinued accident and health business is excluded from continuing operations. The Company measures segment performance based on profit or loss from operations before income taxes.

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
     The Company believes it is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. The Company believes, based on an industry survey of 2007 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), that it has the second largest market share in North America as measured by life insurance in force. The Company’s approach to the North American market has been to:
•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
     In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has subsidiaries, branches or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom. These operations are included in either the Company’s Asia Pacific segment or its Europe & South Africa segment. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from a nationally recognized rating agency, the Company believes it is the third largest life reinsurer in the world based on 2007 net life reinsurance premiums. While the Company believes information provided by the rating agency is generally reliable, the Company has not independently verified the data. The rating agency does not guarantee the accuracy and completeness of the information. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
Industry Trends
     The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has more than tripled from $2.2 trillion in 1997 to $7.5 trillion at year-end 2007. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a smaller percentage of new business was reinsured in 2007 than previous years, which has caused premium growth rates in the U.S. life reinsurance market to moderate from previous years. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market and stronger capital positions maintained by ceding companies in recent years. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
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
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations in recent years within the life reinsurance industry, there are fewer competitors. According to the

SOA survey, as of December 31, 2007, the top five companies held approximately 75.7% of the market share in North America based on life reinsurance in force, whereas in 1997, the top five companies held approximately 47.7% of the market share. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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
Additionally, merger and acquisition transactions within the life insurance industry continue. The Company believes that reorganizations and consolidations of life insurers will continue. As reinsurance services are increasingly used to facilitate these transactions and manage risk, the Company expects demand for its products to continue.
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
Continue Growth of North American Business. The Company’s strategy includes continuing to grow each of the following components of its North American operations:
•	Facultative Reinsurance. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. During both 2007 and 2008, the Company’s U.S. facultative operation processed over 100,000 facultative submissions.

•	Automatic Reinsurance. The Company intends to expand its presence in the North American automatic reinsurance market by using its mortality expertise and breadth of products and services to gain additional market share.

•	In Force Block Reinsurance. There are occasions to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity.
Continue Expansion Into Selected Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its North American business platform to continue its expansion into selected markets and products, including:
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

•	Asset-intensive and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset-intensive and other products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive business and other products have been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future, particularly in Japan.
Results of Operations
     Consolidated income from continuing operations decreased $120.5 million, or 39.1%, and increased $15.0 million, or 5.1%, in 2008 and 2007, respectively. Diluted earnings per share from continuing operations were $2.88 for 2008 compared to $4.80 for 2007 and $4.65 for 2006. The decrease in income from continuing operations in 2008 reflects an increase in investment related losses due to the recognition of investment impairments and an increase in the unrealized loss due to an unfavorable change in the value of embedded derivatives within the U.S. Asset-Intensive sub-segment due primarily to the impact of widening credit spreads in the U.S. debt markets. Also contributing to the decrease in income in 2008 was unfavorable mortality experience in the U.S. Traditional sub-segment. Offsetting these negative income items in 2008 were increases in premium levels in all segments and favorable mortality experience in the Canada, Europe & South Africa and Asia Pacific segments. The increase in income from continuing operations in 2007 was due to increased premiums in all segments and favorable mortality experience in the U.S. Traditional sub-segment and Canada segment. The increase in 2007 was partially offset by an increase in the unrealized loss due to an unfavorable change in the value of embedded derivatives within the U.S. Asset-Intensive sub-segment due to the impact of widening credit spreads in the U.S. debt markets and unfavorable mortality experience in the Europe & South Africa and Asia Pacific segments. Foreign currency exchange fluctuations resulted in a decrease to income from continuing operations of approximately $4.2 million in 2008 and an increase of approximately $8.0 million in 2007.
     The unrealized loss due to an unfavorable change in value of embedded derivatives is primarily related to reinsurance treaties written on a modified coinsurance or funds withheld basis and subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). Additionally, changes in risk-free rates used in the present value calculations of embedded derivatives associated with equity-indexed annuity treaties (“EIAs”) negatively affected income before income taxes in 2008 and 2007. Changes in these two types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease in consolidated income from continuing operations of approximately $103.2 million and $26.2 million in 2008 and 2007, respectively. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in the valuation in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the embedded derivatives to be immaterial.

     Consolidated net premiums increased $440.3 million, or 9.0%, and $563.1 million, or 13.0%, in 2008 and 2007, respectively, due to growth in life reinsurance in force and scheduled premium increases on treaties written on a yearly-renewable-term basis. Consolidated assumed insurance in force was $2.1 trillion, $2.1 trillion and $1.9 trillion as of December 31, 2008, 2007 and 2006, respectively. The Company added new business production, measured by face amount of insurance in force, of $305.0 billion, $302.4 billion and $374.6 billion during 2008, 2007 and 2006, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced. Foreign currency fluctuations relative to the prior year unfavorably affected net premiums by approximately $50.3 million in 2008 and favorably affected net premiums by approximately $116.1 million in 2007.
     Consolidated investment income, net of related expenses, decreased $36.6 million, or 4.0%, and increased $128.2 million, or 16.4%, in 2008 and 2007, respectively. The decrease in 2008 is primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. Largely offsetting the decrease in investment income in 2008 was a larger invested asset base and a higher effective investment portfolio yield. The increase in 2007 is related to a larger invested asset base and a higher effective investment portfolio yield. The cost basis of invested assets, including funds withheld, were $16.5 billion, $15.9 billion and $14.0 billion at December 31, 2008, 2007 and 2006, respectively. The average yield earned on the cost basis of investments, excluding funds withheld, was 6.02%, 5.96% and 5.81% in 2008, 2007 and 2006, respectively. The Company expects the average yield to vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments, and the timing of dividends and distributions on certain investments.
     Investment related losses, net increased $468.5 million and $181.3 million in 2008 and 2007, respectively. The increase in 2008 is due to an increase of $122.6 million in investment impairments and an increase of $285.9 million in the loss of the aforementioned embedded derivatives related to Issue B36. Additionally, losses associated with the reinsurance of living benefits on variable annuities increased $89.1 million, net of related derivative positions. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the impairment losses. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
     The consolidated provision for income taxes from continuing operations represents approximately 33.0%, 35.1%, and 35.0% of pre-tax income for 2008, 2007 and 2006, respectively. The Company generally expects the consolidated effective tax rate to be between 34% and 35% primarily due to the effect of taxation in jurisdictions that have a statutory tax rate which is lower than the U.S. statutory tax rate of 35%. In 2008, the consolidated effective tax rate was lower that expected, due to a decrease in the Company’s Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) liability related to transfer pricing. The Company calculated tax benefits related to its discontinued operations of $5.9 million for 2008, $7.8 million for 2007, and $2.7 million for 2006. The effective tax rate on discontinued operations is approximately 35% for each of the three years.
Critical Accounting Policies
     The Company’s accounting policies are described in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of fixed maturity investments, embedded derivatives and investment impairments, if any; accounting for income taxes; and the establishment of arbitration or litigation reserves. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
     Additionally, for each of the Company’s reinsurance contracts, it must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject or features that delay the timely reimbursement of claims. If the Company determines that the possibility of a significant loss from insurance risk will occur only under remote circumstances, it records the contract under a deposit method of accounting with the net amount receivable or payable reflected in premiums receivable and other reinsurance balances or other reinsurance liabilities on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to net premiums, on the consolidated statements of income.
     Differences in experience compared with the assumptions and estimates utilized in the justification of the recoverability of DAC, in establishing reserves for future policy benefits and claim liabilities, or in the determination of other-than-temporary impairments to investment securities can have a material effect on the Company’s results of operations and financial condition.
Deferred Acquisition Costs (“DAC”)
     Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect the Company’s expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. For traditional life and related coverages, the Company performs periodic tests to determine that DAC remains recoverable, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge or credit to current operations. No such adjustments related to DAC recoverability were made during 2008, 2007 or 2006. For its asset-intensive business, the Company updates the estimated gross profits with actual gross profits each reporting period, resulting in an increase or decrease to DAC to reflect the difference in the actual gross profits versus the previously estimated gross profits. As of December 31, 2008, the Company estimates that approximately 88.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
Liabilities for Future Policy Benefits and Other Policy Liabilities
     Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves the Company establishes may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, the Company relies upon its ceding company clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with its clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
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

Valuation of Fixed Maturity Securities
     The Company primarily invests in fixed maturity securities, including bonds and redeemable preferred stocks. These securities are classified as available-for-sale and accordingly are carried at fair value on the consolidated balance sheets. The difference between amortized cost and fair value is reflected as an unrealized gain or loss, less applicable deferred taxes as well as related adjustments to deferred acquisition costs, if applicable, in accumulated other comprehensive income (“AOCI”) in stockholders’ equity. The determinations of fair value may require extensive use of assumptions and inputs.
     The Company performs regular analysis and review of the various methodologies, assumptions and inputs utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. The Company also utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The Company performs analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, initial and ongoing review of third party pricing services and methodologies, review of pricing trends and monitoring of recent trade information. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
     When available, fair values are based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market standard valuation techniques, primarily a combination of a market approach, including matrix pricing and an income approach. The assumptions and inputs used by management in applying these methodologies include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and assumptions regarding liquidity and future cash flows.
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
     Additionally, the Company evaluates its intent and ability to hold securities, along with factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, and various other factors. Securities, based on management’s judgments, with an other-than-temporary impairment in value are written down to management’s estimate of fair value.
Valuation of Embedded Derivatives
     The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract.
     The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital market inputs assumptions related to estimates of future cash flows. Such assumptions include, but are not limited to, assumptions regarding equity market performance, equity market volatility, interest rates, credit spreads, benefits and related contract charges, mortality, lapses, withdrawals, benefit selections and non-performance risk. These assumptions have a significant impact on the value of the embedded derivatives. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity market volatilities would increase the value of the embedded derivative associated with guaranteed minimum withdrawal benefits on variable annuities at December 31, 2008, resulting in an increase in investment related losses. See “Market Risk” disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
     Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the provisions of SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts, the majority of which were subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of the Issue B36 embedded derivative is sensitive to the credit spread environment. Increases in credit spreads result in a decrease in value of the embedded derivative and therefore an increase in investment related losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the U.S. Asset-Intensive Segment for additional information.
Income Taxes
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
     Due to the recent turmoil in the financial markets, the ability of the Company to realize its deferred tax assets has taken on heightened importance. The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. Most of the Company’s exposure related to its deferred tax assets are within legal entities that file a consolidated United States federal income tax return. The Company has projected its ability to utilize its net operating losses and has determined that all of these losses will be utilized prior to their expiration. The Company has also done extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that would offset any capital loss realized. It is also the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers.
     The Company will establish a valuation allowance when management determines, based on available information, that it is more likely than not that deferred income tax assets will not be realized. Significant judgment is required in determining whether valuation allowances should be established as well as the amount of such allowances. When making such determination, consideration is given to, among other things, the following:
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
Arbitration and Litigation Reserves
The Company at times is a party to various litigation and arbitrations. The Company cannot predict or determine the ultimate outcome of any pending litigation or arbitrations or even provide useful ranges of potential losses. However, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated financial position and/or net income in a particular reporting period.
U.S. OPERATIONS
     U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.
FOR THE YEAR ENDED DECEMBER 31, 2008

		Non-Traditional
		Asset-	Financial	Total
(dollars in thousands)	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$3,093,074	$6,558	$—	$3,099,632
Investment income, net of related expenses	394,917	176,106	588	571,611
Investment related losses, net	(71,904)	(523,398)	(249)	(595,551)
Other revenues	377	56,775	15,280	72,432

Total revenues	3,416,464	(283,959)	15,619	3,148,124
Benefits and expenses:
Claims and other policy benefits	2,661,963	11,241	—	2,673,204
Interest credited	60,448	172,366	—	232,814
Policy acquisition costs and other insurance expenses (income)	415,117	(298,810)	1,041	117,348
Other operating expenses	47,943	7,990	2,737	58,670

Total benefits and expenses	3,185,471	(107,213)	3,778	3,082,036

Income (loss) before income taxes	$230,993	$(176,746)	$11,841	$66,088

FOR THE YEAR ENDED DECEMBER 31, 2007

		Non-Traditional
		Asset-	Financial	Total
(dollars in thousands)	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,868,403	$6,356	$—	$2,874,759
Investment income (loss), net of related expenses	352,553	271,638	(53)	624,138
Investment related losses, net	(13,770)	(156,158)	(7)	(169,935)
Other revenues	922	38,006	23,117	62,045

Total revenues	3,208,108	159,842	23,057	3,391,007
Benefits and expenses:
Claims and other policy benefits	2,344,185	5,875	(124)	2,349,936
Interest credited	58,595	185,726	—	244,321
Policy acquisition costs and other insurance expenses (income)	417,958	(16,499)	6,410	407,869
Other operating expenses	49,746	7,069	4,138	60,953

Total benefits and expenses	2,870,484	182,171	10,424	3,063,079

Income (loss) before income taxes	$337,624	$(22,329)	$12,633	$327,928

FOR THE YEAR ENDED DECEMBER 31, 2006

		Non-Traditional
		Asset-	Financial	Total
(dollars in thousands)	Traditional	Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,647,322	$6,190	$—	$2,653,512
Investment income (loss), net of related expenses	305,221	267,111	(213)	572,119
Investment related gains (losses), net	(4,077)	(2,163)	4	(6,236)
Other revenues	269	20,031	29,868	50,168

Total revenues	2,948,735	291,169	29,659	3,269,563
Benefits and expenses:
Claims and other policy benefits	2,174,142	581	5	2,174,728
Interest credited	50,059	192,092	—	242,151
Policy acquisition costs and other insurance expenses	395,531	71,196	9,284	476,011
Other operating expenses	41,881	7,113	5,331	54,325

Total benefits and expenses	2,661,613	270,982	14,620	2,947,215

Income before income taxes	$287,122	$20,187	$15,039	$322,348

     Income before income taxes for the U.S. operations segment decreased by $261.8 million, or 79.8%, and increased by $5.6 million, or 1.7%, in 2008 and 2007, respectively. The decrease in income before income taxes in 2008 can primarily be attributed to the impact of increases in credit spreads on the fair value of embedded derivatives subject to Issue B36 and investment related losses associated with investment impairments recognized in the third quarter of 2008. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the 2008 impairment losses. The decrease in income before income taxes in 2008 reflects an increase in investment related losses of $139.7 million and the negative effect of Issue B36 of $143.6 million, after adjustment for deferred acquisition costs. Unfavorable mortality experience in the Traditional sub-segment also contributed to the decrease in income before income taxes in 2008 compared to 2007. Somewhat offsetting the 2008 decrease in income was an increase in net premiums due to growth in total business in force. The increase in income before income taxes in 2007 was due to growth in the total U.S. business in force as well as improved mortality results in 2007 compared to 2006.
Traditional Reinsurance
     The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $134.4 billion, $164.2 billion and $172.1 billion during 2008, 2007 and 2006, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for new business, albeit at rates less than historically experienced.
     Income before income taxes for the U.S. Traditional sub-segment decreased by $106.6 million, or 31.6%, and increased by $50.5 million, or 17.6% in 2008 and 2007, respectively. The decrease in 2008 was due to an increase in investment related losses of $58.1 million and adverse mortality experience compared to 2007. The increase in investment related losses in 2008 was due to the aforementioned realized investment losses, recognized primarily in the third quarter of 2008. The increase in income before income taxes in 2007 was due to improved mortality experience together with higher premiums and investment income as compared to 2006.
     Net premiums for the U.S. Traditional sub-segment grew $224.7 million, or 7.8%, and $221.1 million, or 8.4% in 2008 and 2007, respectively. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force, which totaled $1.3 trillion, $1.2 trillion and $1.2 trillion of face amount as of December 31, 2008, 2007 and 2006, respectively.
     Net investment income increased $42.4 million, or 12.0%, and $47.3 million, or 15.5%, in 2008 and 2007, respectively. These increases can be attributed to growth in the invested asset base and an increase in the average yield earned on investments. Investment related losses increased $58.1 million and $9.7 million in 2008 and 2007, respectively.
     Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.

     Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 86.1%, 81.7% and 82.1% in 2008, 2007 and 2006, respectively. The increase in the 2008 loss ratio over prior year is the result of an increase in the total number of claims, including large claims, in 2008, while mortality experience was favorable in 2007. The positive experience in 2007 was also the reason for the variance compared to 2006. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
     Interest credited expense increased $1.9 million, or 3.2%, and $8.5 million, or 17.1%, in 2008 and 2007, respectively. The 2008 increase is the result of one treaty that had a slight increase in its asset base with a credited loan rate remaining constant at 5.6% for 2007 and 2008. The 2007 increase is primarily due to one treaty in which the credited loan rate increased from 4.6% in 2006 to 5.6% in 2007. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.4%, 14.6% and 14.9% in 2008, 2007 and 2006, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
     Other operating expenses decreased $1.8 million, or 3.6%, and increased $7.9 million, or 18.8% in 2008 and 2007, respectively. Other operating expenses, as a percentage of net premiums, were 1.6%, 1.7% and 1.6% in 2008, 2007 and 2006, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this operation.
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
     Income (loss) before income taxes for this sub-segment decreased by $154.4 million and $42.5 million, in 2008 and 2007, respectively. The decreases in income before income taxes can be primarily attributed to the unfavorable change in the value of embedded derivatives, after adjustment for deferred acquisition costs, under Issue B36. The decrease in income before income taxes related to Issue B36 was $143.6 million and $40.3 million in 2008 and 2007, respectively. Also contributing to the decrease in income in 2008 was a $15.2 million increase in the present value calculations of embedded derivative liabilities associated with EIAs, after adjustment for related deferred acquisition costs and retrocession.
     In accordance with the provisions of Issue B36, the Company recorded a gross change in value of embedded derivatives of $(427.8) million, $(141.9) million and $6.5 million in 2008, 2007 and 2006, respectively, within investment related losses, net. The amounts represent a non-cash, unrealized change in value, offset in part by a change in policy acquisition costs associated with an adjustment of related deferred acquisition costs totaling $(246.7) million, $(104.4) million and $3.7 million, in 2008, 2007 and 2006, respectively, for a total net contribution to income (loss) before income taxes of $(181.1) million, $(37.5) million and $2.8 million, respectively. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. The weighted average asset credit spreads widened by approximately 4.33% and 0.82%, in 2008 and 2007, respectively. An additional credit spread widening of 2.0% in 2009 would have an estimated negative impact of approximately $139.6 million on the gross change in the value of embedded derivatives based on year end funds withheld portfolios. Additionally, the Company uses risk-free rates, in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), to discount the fair value of estimated future equity option purchases associated with its reinsurance of EIAs (a component of the embedded derivative), which affects the fair value of the embedded derivative liability. In 2008, the Company recorded an increase in the fair value of the embedded derivative liability of $60.3 million, which was recorded as expense within interest credited, offset by related deferred acquisition costs and retrocession of $(45.1) million, for a net loss before income taxes of $15.2 million. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the impact of changes in risk-free rates and credit spreads used in the present value calculations of embedded derivatives associated with EIAs and Issue B36 to be immaterial.
     Excluding the impact of changes in risk-free rates and credit spreads used in the present value calculations of embedded derivatives associated with EIAs and Issue B36, income before income taxes increased $4.3 million, or 28.6%, and decreased $2.2 million, or 12.6%, in 2008 and 2007, respectively. The increase in 2008 over prior year can mainly be attributed to the Company’s reinsurance of variable annuities with guaranteed living benefits. The turbulent financial markets lead to an increase of $267.4 million in the fair value of the liability related to guaranteed minimum benefits. The losses associated with the increase in the fair value of the liability were more than offset by gains on derivative instruments of $178.4 million used to hedge the liability and DAC adjustments of $94.2 million, therefore resulting in a gain year over year. However, a portion of the increase in the fair value of the liability will put pressure on expected profit margins for the variable annuity business going forward. Offsetting this gain was an increase in realized investment related losses of approximately $15.4 million, before DAC, in the funds withheld portfolios. In 2007, the first year of reinsuring guaranteed minimum benefits, losses totaled approximately $9.3 million and were the primary driver of the decrease in income over 2006. Higher benefits due to an increase in benefit claims on a single premium universal life reinsurance treaty also contributed to the year over year loss in 2007. The losses in both 2008 and 2007 were partly offset by higher fees received from mortality and expense charges earned on the variable annuity transactions.
     Total revenues, which are comprised primarily of investment income and investment related losses, net, decreased $443.8 million and $131.3 million in 2008 and 2007, respectively. The losses associated with embedded derivatives subject to Issue B36, which are included in investment related losses, net, represented $285.9 million and $148.4 million of the decreases in 2008 and 2007, respectively. Excluding the losses associated with embedded derivatives subject to Issue B36, revenue decreased $157.9 million and increased $17.1 million in 2008 and 2007, respectively. The decrease in 2008 can be primarily attributed to a decrease in investment income related to equity option income on a funds withheld equity-indexed annuity treaty. The decrease in investment income related to equity options is mostly offset by a corresponding decrease in interest credited expense. Also in 2008, investment related losses associated with guaranteed minimum death benefits increased $79.8 million and investment related losses in the funds withheld portfolios increased approximately $15.4 million. The increase in 2007 can be primarily attributed to an increase in investment income as a result of a growing asset base and an increase in other revenues resulting from mortality and expense fees earned on variable annuity contracts. Offsetting this was an increase in investment related losses associated with guaranteed minimum benefits.
     The average invested asset base supporting this sub-segment was $5.1 billion, $4.8 billion and $4.3 billion for 2008, 2007 and 2006, respectively. The growth in the asset base is primarily driven by new business written on an existing equity-indexed treaty. In addition, the increase in 2008 reflects a new fixed annuity transaction and a new guaranteed investment contract, together adding approximately $700.0 million to the asset base of this sub-segment. Invested assets outstanding were $5.1 billion as of December 31, 2008 compared to $4.9 billion in 2007. As of December 31, 2008, $3.4 billion of the invested assets were funds withheld at interest, of which 91.1% of the balance was associated with equity-indexed annuity treaties with one client. As of December 31, 2007, $3.5 billion of the invested assets were funds withheld at interest, of which 90.3% of the balance was associated with equity-indexed annuity treaties with one client.
     Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, decreased $289.4 million and $88.8 million, in 2008 and 2007, respectively. Contributing to these decreases was a reduction in policy acquisition costs (also referred to as DAC unlocking) related to embedded derivatives subject to Issue B36 of $142.3 million and $108.1 million, coupled with decrease in policy acquisition costs (also referred to as DAC unlocking) associated with guaranteed minimum benefits of $88.2 million and $5.9 million, in 2008 and 2007, respectively. The current market environment has created a situation in which future losses related to guaranteed minimum benefits will be difficult to offset with future DAC unlocking, and thus result in reduced income for this sub-segment. Interest credited expenses also decreased $13.4 million and $6.4 million in 2008 and 2007, respectively. As mentioned above, a large part of the decrease in interest credited relates to equity-indexed annuity products and is offset in investment income.
Financial Reinsurance
     The U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. Financial reinsurance risks are assumed by the U.S. segment and a portion are retroceded to other insurance companies or brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses. Fees earned on brokered business are reflected in other revenues.

     Income before income taxes decreased by $0.8 million, or 6.3%, and $2.4 million, or 16.0%, in 2008 and 2007, respectively. The decrease in 2008 can be primarily attributed to one treaty which was recaptured late in 2007. In 2006, both the domestic and a portion of various Asia Pacific financial reinsurance treaties were reflected in this segment. Beginning in 2007, the Asia Pacific-based treaties were included with the Company’s Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. Fees reflected in Asia Pacific in 2007 totaled $8.3 million.
     At December 31, 2008, 2007 and 2006, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.5 billion, $0.5 billion and $1.8 billion, respectively. The decrease in 2007 is a result of the aforementioned change in reporting for Asia Pacific-based treaties and the recapture of one large treaty. The pre-tax statutory surplus includes all business assumed by the Company. Fees resulting from this business can be affected by large transactions and the timing of completion of new transactions and therefore can fluctuate from period to period.
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
FOR THE YEAR ENDED DECEMBER 31,

(dollars in thousands)	2008	2007	2006

Revenues:
Net premiums	$534,271	$487,136	$429,438
Investment income, net of related expenses	140,434	124,634	106,973
Investment related gains (losses), net	(1,089)	7,453	5,506
Other revenues	18,332	182	160

Total revenues	691,948	619,405	542,077

Benefits and expenses:
Claims and other policy benefits	456,072	425,498	386,221
Interest credited	365	726	831
Policy acquisition costs and other insurance expenses	110,177	91,234	92,936
Other operating expenses	23,068	20,404	16,323

Total benefits and expenses	589,682	537,862	496,311

Income before income taxes	$102,266	$81,543	$45,766

     Reinsurance in force for the Canada operation totaled approximately $209.5 billion, $217.7 billion, and $155.4 billion at December 31, 2008, 2007, and 2006, respectively. On a Canadian dollar basis, reinsurance in force for the Canada operation reflected continued growth and totaled approximately C$255.4 billion, C$217.4 billion, and C$181.2 billion at December 31, 2008, 2007, and 2006, respectively.
     Income before income taxes increased by $20.7 million, or 25.4%, and $35.8 million, or 78.2%, in 2008 and 2007, respectively. The increase in income before income taxes in 2008 was primarily due to higher premium volume, favorable mortality experience and an increase in recapture fees which added $6.8 million. The 2008 increase was largely offset by a decrease of $8.5 million in investment related gains and losses. In 2008, strength in the Canadian dollar resulted in an increase in income before income taxes of approximately $0.7 million. The increase in income before income taxes in 2007 was primarily the result of favorable mortality experience and an increase in investment related gains of $1.9 million. In 2007, strength in the Canadian dollar resulted in an increase in income before income taxes of approximately $5.1 million.
     Net premiums grew by $47.1 million, or 9.7%, and $57.7 million, or 13.4%, in 2008 and 2007, respectively. Premiums from creditor treaties increased by $14.4 million in 2008 and decreased $4.7 million in 2007. Creditor and group life and health premiums represented 20.9%, 17.5% and 20.6% of net premiums in 2008, 2007 and 2006, respectively. The remaining increases are primarily due to new business from both new and existing treaties. The segment added new business production, measured by face amount of insurance in force, of $51.2 billion, $46.8 billion and $39.8 billion during 2008, 2007 and 2006, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for new business, albeit at rates less than historically experienced. Additionally, foreign currency exchange fluctuation in the Canadian dollar resulted in an increase in net premiums of approximately $2.2 million and $29.1 million in 2008 and 2007, respectively. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.
     Net investment income increased $15.8 million, or 12.7%, and $17.7 million, or 16.5%, in 2008 and 2007, respectively. A stronger Canadian dollar resulted in an increase in net investment income of approximately $0.9 million and $7.4 million in 2008 and 2007, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
     Other revenues increased by $18.2 million in 2008 but remained virtually unchanged in 2007 compared to 2006. The increase in 2008 was primarily due to a $16.2 million increase in recapture fees.
     Loss ratios for this segment were 85.4%, 87.3% and 89.9% in 2008, 2007 and 2006, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances (policy acquisition costs) are normally higher as a percentage of premiums. Loss ratios for creditor business were 52.0%, 44.8% and 42.7% in 2008, 2007 and 2006, respectively. Excluding creditor business and the aforementioned recaptures in 2008, the loss ratios for this segment were 92.9%, 96.2% and 102.2% in 2008, 2007 and 2006, respectively. The lower loss ratios for 2008 and 2007 are primarily due to favorable mortality experience compared to the prior years. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 67.6%, 69.6% and 72.0% in 2008, 2007 and 2006, respectively.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 20.6%, 18.7% and 21.6% in 2008, 2007 and 2006, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 51.6%, 49.6% and 54.2% in 2008, 2007 and 2006, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.4%, 11.6% and 12.8% in 2008, 2007 and 2006, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
     Other operating expenses increased $2.7 million, or 13.1%, and $4.1 million, or 25.0%, in 2008 and 2007, respectively. A stronger Canadian dollar resulted in an increase in other operating expenses of approximately $1.1 million in 2007. Other operating expenses as a percentage of net premiums were 4.3%, 4.2% and 3.8% in 2008, 2007 and 2006, respectively.
EUROPE & SOUTH AFRICA OPERATIONS
     The Europe & South Africa segment has operations in France, Germany, India, Italy, Mexico, Poland, Spain, South Africa and the UK. The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, reinsurance of critical illness coverage and to a lesser extent, the reinsurance of longevity risk on payout annuities. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

FOR THE YEAR ENDED DECEMBER 31,

(dollars in thousands)	2008	2007	2006

Revenues:
Net premiums	$707,768	$678,551	$587,903
Investment income, net of related expenses	32,993	26,167	16,311
Investment related losses, net	(8,687)	(2,183)	(322)
Other revenues (losses)	401	(144)	858

Total revenues	732,475	702,391	604,750
Benefits and expenses:
Claims and other policy benefits	532,292	515,660	414,855
Interest credited	—	1,019	764
Policy acquisition costs and other insurance expenses	69,422	84,749	90,098
Other operating expenses	65,075	53,496	40,792

Total benefits and expenses	666,789	654,924	546,509

Income before income taxes	$65,686	$47,467	$58,241

     Income before income taxes increased by $18.2 million, or 38.4%, and decreased by $10.8 million or 18.5%, in 2008 and 2007, respectively. The increase in income before income taxes for 2008 was primarily due to increased net premiums and decreased policy acquisition costs and other insurance expenses partially offset by adverse claims experience. In addition, a block of business was recaptured in 2008 that increased income before income taxes by $6.1 million. In 2008, unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $8.6 million. The decrease in income before income taxes for 2007 was due primarily to adverse mortality and morbidity experience in the UK in 2007 versus favorable experience in 2006. In 2007, favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $2.3 million.
     Net premiums grew by $29.2 million, or 4.3%, and $90.6 million, or 15.4%, in 2008 and 2007, respectively. These increases were primarily the result of new business from both new and existing treaties. The segment added new business production, measured by face amount of insurance in force, of $87.5 billion, $61.3 billion and $105.1 billion during 2008, 2007 and 2006, respectively. During 2008, there was an unfavorable foreign currency exchange fluctuation, particularly from the British pound and the South African rand weakening against the U.S. dollar, which decreased net premiums by approximately $47.7 million. However, in 2007, a large part of the increase in net premiums was due to favorable foreign currency exchange fluctuations, particularly the British pound and the euro strengthening against the U.S. dollar, which increased net premiums by approximately $41.9 million.
     A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $236.4 million, $235.2 million and $208.8 million in 2008, 2007 and 2006, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
     Net investment income increased $6.8 million, or 26.1%, and $9.9 million, or 60.4%, in 2008 and 2007, respectively. These increases can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Loss ratios for this segment were 75.2%, 76.0% and 70.6% in 2008, 2007 and 2006, respectively. During 2008, a block of business was recaptured which had the effect of lowering the loss ratio. Excluding this recapture, the loss ratio for 2008 was 77.0%. The increase in the loss ratios for 2008 and 2007 was primarily due to unfavorable claims experience in the UK and South Africa. Policy acquisition costs and other insurance expenses as a percentage of net premiums represented 9.8%, 12.5% and 15.3% for 2008, 2007 and 2006, respectively. Excluding the aforementioned recapture, policy acquisition costs and other insurance expenses as a percentage of net premiums was 8.8% in 2008. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.

     Policy acquisition costs are capitalized and charged to expense in proportion to premium revenue recognized. Acquisition costs, as a percentage of premiums, associated with some treaties in the UK are typically higher than those experienced in the Company’s other segments. Future recoverability of the capitalized policy acquisition costs on this business is primarily sensitive to mortality and morbidity experience. If actual experience suggests higher mortality and morbidity rates going forward than currently contemplated in management’s estimates, the Company may record a charge to income, due to a reduction in the DAC asset and, to the extent there are no unamortized acquisition costs, an increase in future policy benefits. As of December 31, 2008, the Company estimates that a 12% increase in anticipated mortality and morbidity experience would have no effect while a 15% or 18% increase would result in pre-tax income charges of approximately $63.5 million and $163.3 million, respectively.
     Other operating expenses increased $11.6 million, or 21.6%, and $12.7 million, or 31.1%, in 2008 and 2007, respectively. Other operating expenses as a percentage of net premiums totaled 9.2%, 7.9% and 6.9% in 2008, 2007 and 2006, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into Central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
ASIA PACIFIC OPERATIONS
     The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance for this segment include life, critical illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, offer life and disability insurance coverage. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.
FOR THE YEAR ENDED DECEMBER 31,

(dollars in thousands)	2008	2007	2006

Revenues:
Net premiums	$1,000,814	$864,550	$673,179
Investment income, net of related expenses	47,400	36,388	28,105
Investment related losses, net	(2,661)	(1,529)	(372)
Other revenues	12,320	9,197	6,465

Total revenues	1,057,873	908,606	707,377
Benefits and expenses:
Claims and other policy benefits	799,376	692,859	512,740
Policy acquisition costs and other insurance expenses	107,076	99,285	93,614
Other operating expenses	65,912	56,372	42,432

Total benefits and expenses	972,364	848,516	648,786

Income before income taxes	$85,509	$60,090	$58,591

     Income before income taxes increased by $25.4 million, or 42.3%, and by $1.5 million, or 2.6%, in 2008 and 2007, respectively. The increase in income before income taxes in 2008 was due to favorable results from operations throughout the segment, primarily due to increased net premiums and favorable mortality experience. Also in 2008, favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $3.6 million. The increase in income before income taxes in 2007 was the result of strong net premium growth in the Australia, Japan and Korea operations offset by increases in claims and other policy benefits. The increase in claims and other policy benefits in 2007 was primarily attributable to favorable mortality experience in 2006. In 2007, favorable foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $3.8 million.
     Net premiums grew by $136.3 million, or 15.8%, and $191.4 million, or 28.4%, in 2008 and 2007, respectively. The premium growth in 2008 was primarily the result of increases in the volume of business in Australia, Korea, Taiwan and Japan, collectively adding approximately $121.4 million to net premiums compared to 2007. Growth in Australia was driven by broad-based success in both the individual and group markets. Growth in premium volume in Korea was driven by an increase in volume from existing clients. In Taiwan and Japan premium increases were primarily related to isolated new clients. The premium growth in 2007 was primarily the result of increases in the volume of business in Australia, Japan, and Korea, collectively adding approximately $152.0 million to net premiums compared to 2006. Growth in Australia was driven by broad-based success in both the individual and group markets. Growth in premium volume in Japan was primarily related to one new client and in Korea premium growth was driven by an increase in volume from existing clients. The segment added new business production, measured by face amount of insurance in force, of $31.9 billion, $30.1 billion and $57.6 billion during 2008, 2007 and 2006, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
     During 2008, there was an unfavorable foreign currency fluctuation, particularly in the Korean won, offset by a favorable fluctuation in the Japanese yen, against the U.S. dollar. The overall effect of changes in local Asia Pacific segment currencies was a decrease in 2008 net premiums of approximately $5.0 million compared to 2007. During 2007, there was a favorable foreign currency fluctuation, particularly in the Australian dollar, the New Zealand dollar, and the Japanese yen, against the U.S. dollar. The overall effect of the changes in local Asia Pacific segment currencies was an increase in 2007 net premiums of approximately $45.1 million compared to 2006.
     A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $213.8 million, $189.8 million, and $140.2 million in 2008, 2007 and 2006, respectively.
     Net investment income increased $11.0 million, or 30.3%, and $8.3 million, or 29.5%, in 2008 and 2007, respectively. These increases can be attributed to growth in the invested asset base and increased portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Other revenues increased by $3.1 million, or 34.0%, and $2.7 million, or 42.3%, in 2008 and 2007, respectively. The primary source of other revenues is fees from financial reinsurance treaties in Japan. Beginning in 2007, the Asia Pacific-based financial reinsurance treaties are included in the Company’s Asia Pacific segment with reimbursement to the U.S. segment for costs incurred by U.S. personnel. At December 31, 2008 and 2007, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.6 billion and $0.7 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
     Loss ratios for this segment were 79.9%, 80.1% and 76.2% for 2008, 2007 and 2006, respectively. The decrease in the loss ratio in 2008 when compared with 2007 can be attributed to all locations within the segment with the exception of Korea, where benefits increased as a percentage of net premiums. The increase in the 2007 loss ratio compared to 2006 was attributable primarily to loss experience in Korea and increased policy reserves in Japan related to one new client. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.7%, 11.5% and 13.9% for 2008, 2007 and 2006, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
     Other operating expenses increased $9.5 million, or 16.9%, and $13.9 million, or 32.9%, in 2008 and 2007, respectively. Other operating expenses as a percentage of net premiums totaled 6.6%, 6.5% and 6.3% in 2008, 2007 and 2006, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

FOR THE YEAR ENDED DECEMBER 31,

(dollars in thousands)	2008	2007	2006

Revenues:
Net premiums	$6,816	$4,030	$1,937
Investment income, net of related expenses	78,838	96,577	56,147
Investment related gains (losses), net	(39,217)	(12,522)	4,014
Other revenues	4,346	8,867	7,826

Total revenues	50,783	96,952	69,924
Benefits and expenses:
Claims and other policy benefits (income)	988	43	(156)
Interest credited	—	—	1,025
Policy acquisition costs and other insurance expenses (income)	(46,124)	(35,305)	(36,356)
Other operating expenses	30,192	45,387	50,508
Interest expense	76,161	76,906	62,033
Collateral finance facility expense	28,723	52,031	26,428

Total benefits and expenses	89,940	139,062	103,482

Loss before income taxes	$(39,157)	$(42,110)	$(33,558)

     Loss before income taxes decreased by $3.0 million, or 7.0%, and increased by $8.6 million, or 25.5%, in 2008 and 2007, respectively. The decrease in the loss before income taxes in 2008 is primarily due to a $26.7 million increase in investment related losses, due to investment impairments, a $17.7 million decrease in investment income, largely offset by a $23.3 million decrease in collateral finance facility expense, a $10.8 million decrease in policy acquisition costs and other insurance expenses and a $15.2 million decrease in other operating expenses. The increase in loss before income taxes in 2007 is primarily due to a $14.9 million increase in interest expense, a $25.6 million increase in collateral finance facility expense, and a $16.5 million decrease in investment related gains, offset by a $40.4 million increase in net investment income and a decrease of $5.1 million in other operating expenses.
     Total revenues decreased $46.2 million, or 47.6%, and increased $27.0 million, or 38.7%, in 2008 and 2007, respectively. The decrease in revenues in 2008 was due to a $17.7 million decrease in net investment income largely due to lower investment returns on floating rate investments used to fund the Company’s collateral finance facility and a $26.7 million increase in investment related losses due to realized investment losses as compared to the recognition of a $10.5 million currency translation loss recognized in 2007 related to the Company’s decision to sell its direct insurance operations in Argentina. The increase in revenues in 2007 is due to an increase in investment income of $40.4 million primarily related to the Company’s investment of the proceeds from its collateral finance facility along with the investment of the proceeds from the issuance of $300 million in senior notes in March 2007. Investment related losses in 2007 reflect the recognition of the aforementioned $10.5 million currency translation loss related to the Company’s decision to sell its direct insurance operations in Argentina.
     Total benefits and expenses decreased $49.1 million or 35.3%, and increased $35.6 million or 34.4%, in 2008 and 2007, respectively. The decrease in total benefits and expenses in 2008 was primarily due to a $23.3 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current year. Additionally, other operating expenses decreased $15.2 million in 2008 primarily related to a decrease in equity based compensation; policy acquisition costs and other insurance expenses decreased $10.8 million, primarily due to increased charges to the operating segments for the use of capital. The increase in 2007 is due to a $25.6 million increase in collateral finance facility expense which reflects a full year of expense in 2007 compared to six months in 2006. Interest expense also increased $14.9 million related to a higher level of debt outstanding during 2007 due to the issuance of the aforementioned $300 million in senior notes along with accrued interest expense associated with certain tax positions, as required under FIN 48, which contributed $3.9 million to the increase in 2007. These increases in 2007 were slightly offset by a decrease in other operating expenses of $5.1 million primarily due to lower expenses related to equity based compensation plans.
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
     The reinsurance markets for several accident and health risks, most notably involving workers’ compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss reinsurance programs that involved alleged “manufactured” claims spirals designed to transfer claims losses to higher-level reinsurance layers. While the Company did not underwrite workers’ compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers’ compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.
     The loss from discontinued accident and health operations, net of income taxes, decreased to $11.0 million in 2008 from $14.4 million in 2007 due primarily to fewer settlements arising out of previously contested matters. The comparable loss in 2006 was $5.1 million.
     The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. The accident and health business generated claims higher than those anticipated and therefore, during the fourth quarter of 2008, the Company increased the claim reserve liability related to its discontinued accident and health operations by $9.0 million. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company’s consolidated statements of income, totaled $2.1 million, $2.0 million and $2.7 million for 2008, 2007 and 2006, respectively.
Deferred Acquisition Costs
     DAC related to interest-sensitive life and investment-type contracts are amortized over the lives of the contracts, in relation to the present value of estimated gross profits (“EGP”) from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (3) estimated costs of administration. EGP is also reduced by the Company’s estimate of future losses due to defaults in fixed maturity securities as well as the change in reserves for embedded derivatives. DAC is sensitive to changes in assumptions regarding these EGP components, and any change in such an assumption could have an effect on the Company’s profitability.
     The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect a view of the future believed to be reasonable. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($1,341.2 million as of December 31, 2008), are changed as illustrated:

	One-Time	One-Time
Quantitative Change in Significant Assumptions:	Increase in DAC	Decrease in DAC
Estimated interest spread increasing (decreasing) 25 basis points from the current spread	1.53%	(1.73%)

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	0.43%	(0.36%)

     In general, a change in assumption that improves the Company’s expectations regarding EGP is going to have the effect of deferring the amortization of DAC into the future, thus increasing earnings and the current DAC balance. DAC can be no greater than the initial DAC balance plus interest and would be subject to recoverability testing which is ignored for purposes of this analysis. Conversely, a change in assumption that decreases EGP will have the effect of speeding up the amortization of DAC, thus reducing earnings and lowering the DAC balance. The Company also adjusts DAC to reflect changes in the unrealized gains and losses on available-for-sale fixed maturity securities since this affects EGP. This adjustment to DAC is reflected in accumulated other comprehensive income.
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
     The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2008:

	Asset-Intensive	Non-Asset-Intensive	Total
(dollars in thousands)	DAC	DAC	DAC
U.S.	$1,341,187	$1,266,787	$2,607,974
Canada	—	259,524	259,524
Europe & South Africa	—	414,709	414,709
Asia Pacific	—	326,411	326,411
Corporate and Other	—	1,716	1,716

Total	$1,341,187	$2,269,147	$3,610,334

     As of December 31, 2008, the Company estimates that approximately 88.9% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
Liquidity and Capital Resources
Current Market Environment
     During 2008, the capital and credit markets experienced extreme volatility and disruption. Since September 2008, the volatility and disruptions intensified significantly with a severity and speed that was not anticipated. This was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, consolidations and government interventions.
     The recent market conditions have adversely affected the Company’s results of operations and financial position. During the third quarter of 2008, the Company incurred significant investment related losses as a result of impairments. In addition, results of operations in 2008 reflected a significant increase in unrealized losses due to an unfavorable change in the value of embedded derivatives which are a direct result of widening credit spreads and changes in the risk-free rates in the U.S. debt markets. Additionally, gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale increased significantly to $1,416.4 million at December 31, 2008 from $198.2 million at December 31, 2007.
     The Company continues to be in a position to hold its investment securities until recovery, provided it remains comfortable with the credit of the issuer. The Company’s operations do not rely on short-term funding or commercial paper, and therefore, to date, it has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future.

The Company has selectively reduced its exposure to distressed security issuers through security sales. In addition, the U.S. government, and governments in many foreign markets where the Company operates, have responded to address market imbalances and taken meaningful steps intended to eventually restore confidence. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
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
     The Company believes that it has sufficient liquidity, for the next 12 months, to fund its cash needs under various scenarios that include the potential risk of the early recapture of a reinsurance treaty by the ceding company and significantly higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets subject to market conditions.
     On November 4, 2008, RGA completed a public offering of 10,235,000 shares of RGA class A common stock, $0.01 par value per share. The price per share was $33.89, and the aggregate value of the transaction was approximately $346.9 million. The public offering was made in conjunction with the decision by the Standard & Poor’s Corporation to include the Company in the S&P MidCap 400 Index. The Company expects to use the net proceeds from the offering to pursue reinsurance opportunities and for general corporate purposes.
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
     See Note 3 — “Stock Transactions” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s stock transactions.
Statutory Dividend Limitations
     RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2009, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $110.4 million and $110.4 million, respectively. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile.
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
Shareholder Dividends
     Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2008. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. Under certain circumstances, RGA may be contractually prohibited from paying dividends on common stock, see discussion below in “Debt and Trust Preferred Securities”.
Debt and Trust Preferred Securities
     Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth, maximum ratios of debt to capitalization and change in control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for an amount of $100.0 million, bankruptcy proceedings, and any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company’s credit facilities is based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2008, the Company had $918.2 million in outstanding borrowings under its short- and long-term debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
     In September 2007, the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the facility. Interest on borrowings is based either on the prime, federal funds or LIBOR rates plus a base rate margin defined in the agreement. Fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. As of December 31, 2008, the Company had no cash borrowings outstanding and $389.7 million in issued, but undrawn, letters of credit under this new facility. The credit agreement is unsecured but contains affirmative, negative and financial covenants customary for financings of this type. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2010, with an outstanding balance of £15.0 million, or $21.9 million, as of December 31, 2008, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balance as of December 31, 2008.
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
     As of December 31, 2008, the average interest rate on long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.39% compared to 6.40% at the end of 2007. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.
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
Collateral Finance Facility
     On June 28, 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.8 million direct investment by the Company, collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2008, the Company held assets in trust of $875.7 million for this purpose. In addition, the Company held $9.7 million in custody as of December 31, 2008. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $28.7 million and $52.0 million in 2008 and 2007, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
Assets in Trust
     Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels. As of December 31, 2008, these treaties had approximately $751.5 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,217.6 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2008. Additionally, securities with an amortized cost of $1,560.1 million as of December 31, 2008 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial have been deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2008 the Company held deposits in trust of $875.7 million for this purpose, which is not included above. In addition, the Company held $9.7 million in custody as of December 31, 2008. See “Collateral Finance Facility” above for additional information on the Timberlake notes.
Guarantees
     RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $273.6 million and $325.1 million as of December 31, 2008 and 2007, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2008, RGA’s exposure related to these guarantees was $159.0 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $4.2 million as of December 31, 2008.
     In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Balance Sheet Arrangements
     The Company has commitments to fund investments in limited partnerships in the amount of $124.6 million at December 31, 2008. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost after consideration of any other-than-temporary impairments and included in other invested assets in the consolidated balance sheets.
     In order to reduce the level of statutory reserves, primarily in the U.S. and Canada, which may be significantly in excess of reserves required on an economic basis, the Company has entered into various reinsurance agreements with affiliated and unaffiliated reinsurers. In order for the Company to receive statutory reserve credit, the reinsurer must provide collateral for the benefit of the Company, usually in the form of assets in trust or letters of credit.
     The Company has not engaged in trading activities involving non-exchange-traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company.
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
     Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under existing credit facilities, under which the Company had availability of $395.4 million as of December 31, 2008. The Company also has $751.6 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).
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
     The financial information presented has been revised to reflect the impact of the restatement of the Company’s consolidated statement of cash flows for the year ended December 31, 2007, more fully described in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
     The Company’s net cash flows provided by operating activities for the years ended December 31, 2008, 2007 and 2006, were $727.0 million, $1,099.3 million and $846.2 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. Operating cash decreased $372.3 million during 2008 as cash from premiums increased $357.2 million but was more than offset by decreased investment income of $40.7 million and higher operating net cash outlays of $688.8 million. During 2007, operating cash increased $253.1 million as cash from premiums and investment income increased $660.5 million and $125.3 million, respectively, and was largely offset by higher operating net cash outlays of $532.7 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available-for-sale and could be sold if necessary to meet the Company’s short- and long-term obligations, subject to market conditions.
     Net cash used in investing activities was $1,073.2 million, $976.9 million and $1,634.4 million in 2008, 2007 and 2006, respectively. Changes in cash used in investing activities primarily relate to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. The increase in net cash used in investing activities in 2008 was due to the investment of proceeds from excess deposits on universal life and other investment type policies and contracts. The decrease in net cash used in investing activities in 2007 reflects the investment of approximately $837.5 million of net proceeds from the Company’s collateral finance facility in 2006. Cash used in investing activities in 2007 includes the investment of approximately $295.3 million net proceeds from the Company’s issuance of senior notes in 2007.
     Net cash provided by financing activities was $841.2 million, $116.6 million and $817.9 million in 2008, 2007 and 2006, respectively. Changes in cash provided by financing activities primarily relate to the issuance of equity or debt securities, borrowings or payments under the Company’s existing credit agreements, collateral finance facility activity, treasury stock activity and excess deposits (payments) under investment-type contracts.
Contractual Obligations
     The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
		Less than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years
Future policy benefits[1]	$(198.2)	$(760.3)	$(1,322.6)	$(1,058.0)	$2,942.7
Interest-sensitive contract liabilities[2]	12,025.6	772.8	1,566.5	1,632.6	8,053.7
Long — term debt, including interest	2,647.0	58.9	337.2	87.8	2,163.1
Fixed Rate Trust Pref Sec., including interest[3]	771.6	12.9	25.9	25.9	706.9
Collateral finance facility, including interest	923.3	6.5	13.1	85.5	818.2
Other policy claims and benefits	1,923.0	1,923.0	—	—	—
Operating leases	36.9	9.7	12.2	8.5	6.5
Limited partnerships	124.6	124.6	—	—	—
Structured investment contracts	8.5	8.5	—	—	—
Payables for collateral received under derivative transactions	159.8	159.8	—	—	—

Total	$18,422.1	$2,316.4	$632.3	$782.3	$14,691.1

[1]	Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies for benefits under such contracts including future premiums, allowances and other amounts due as the result of assumptions related to mortality, morbidity, policy lapse and surrender as appropriate to the respective product. The expected premiums exceed expected policy benefit payments and allowances, resulting in negative obligations.

[2]	Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $12.0 billion exceeds the liability amount of $7.7 billion included on the consolidated balance sheet principally due to the lack of discounting and accounting for separate account contracts.

[3]	Assumes that all securities will be held until the stated maturity date of March 18, 2051. For additional information on these securities, see “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
     Excluded from the table above are deferred income tax liabilities, unrecognized tax benefits, and accrued interest of $310.4 million, $206.7 million, and $36.2 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
     The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2008, the Company had a net unfunded balance of $40.0 million related to pension and other postretirement liabilities. See Note 10 — “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.
Letters of Credit
     The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt and Trust Preferred Securities” discussion above. At December 31, 2008, there were approximately $26.6 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its reinsurance subsidiaries, including offshore subsidiaries RGA Americas, RGA Barbados and RGA Worldwide. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the UK. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2008, $428.8 million in letters of credit from various banks were outstanding, but undrawn between the various subsidiaries of the Company.
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
     In September 2007, the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the facility. At December 31, 2008, the Company had $389.7 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
     In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2008, the structured loan totaled $101.4 million and the amount of the letter of credit totaled $101.4 million. The structured loan is recorded in “other invested assets” on RGA’s consolidated balance sheet.
Asset / Liability Management
     The Company manages its assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis.
     The Company has established target asset portfolios for each major insurance product, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.
     The Company’s liquidity position (cash and cash equivalents and short-term investments) was $933.5 million and $479.4 million at December 31, 2008 and December 31, 2007, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
     The Company has entered into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at December 31, 2008. At December 31, 2007, the book value of securities subject to these agreements, and included in fixed maturity securities was $30.1 million, while the repurchase obligations of $30.1 million were reported in other liabilities in the consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at December 31, 2008 and 2007. Further, the Company often enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral re-payment obligation is reported in other liabilities. There were no securities lending agreements outstanding at December 31, 2008 and 2007.
     RGA Reinsurance is a member of the FHLB and holds $18.9 million of common stock of the FHLB, which is included in other invested assets on the Company’s consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB but had no outstanding traditional funding agreements with the FHLB at December 31, 2008 or 2007.
     In addition, RGA Reinsurance has also entered into a funding agreement with the FHLB under a guaranteed investment contract whereby RGA Reinsurance has issued the funding agreement in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial mortgage-backed securities used to collateralize RGA Reinsurance’s obligations under the funding agreement. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreement and the related security agreement represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreement. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at December 31, 2008, which is included in interest sensitive contract liabilities. The advance on this agreement is collateralized primarily by commercial mortgage-backed securities. The Company had no outstanding funding agreements with the FHLB under guaranteed investment contracts at December 31, 2007.
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
Investments
     The Company had total cash and invested assets of $16.5 billion and $16.8 billion at December 31, 2008 and 2007, respectively, as illustrated below (dollars in thousands):

As of December 31,	2008	2007
Fixed maturity securities, available-for-sale	$8,531,804	$9,397,916
Mortgage loans on real estate	775,050	831,557
Policy loans	1,096,713	1,059,439
Funds withheld at interest	4,520,398	4,749,496
Short-term investments	58,123	75,062
Other invested assets	628,649	284,220
Cash and cash equivalents	875,403	404,351

Total cash and invested assets	$16,486,140	$16,802,041

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

				Increase / (Decrease)
	2008	2007	2006	2008		2007
Average invested assets at amortized cost	$11,653,879	$10,637,020	$9,044,194		9.6%		17.6%
Net investment income	701,039	633,621	525,118		10.6%		20.7%
Investment yield (ratio of net investment income to average invested assets)	6.02%	5.96%	5.81%	6	bps	15	bps
     Investment yields increased in 2008 and 2007 as the economic environment allowed the Company to invest in securities with higher spreads than those already held in the portfolio. In addition, new mandates with longer duration targets allowed the Company to invest in securities with longer maturities than what was held in the portfolio, which, in a positively-sloped yield curve environment, has also contributed to the increase in the average yields of the portfolio.
     All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.
Fixed maturity securities and equity securities available-for-sale
     The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at December 31, 2008 and 2007 are as follows (dollars in thousands):

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2008	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Common stock	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2007	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,382,944	$27,350	$96,679	$3,313,615	35.3%
Canadian and Canadian provincial governments	1,561,700	570,691	1,163	2,131,228	22.7
Residential mortgage-backed securities	1,414,187	12,306	12,216	1,414,277	15.0
Foreign corporate securities	1,040,817	35,159	25,971	1,050,005	11.2
Asset-backed securities	494,458	1,252	31,456	464,254	4.9
Commercial mortgage-backed securities	641,479	8,835	5,087	645,227	6.9
U.S. government and agencies	3,244	209	1	3,452	—
State and political subdivisions	52,254	152	945	51,461	0.5
Other foreign government securities	325,609	3,300	4,512	324,397	3.5

Total fixed maturity securities	$8,916,692	$659,254	$178,030	$9,397,916	100.0%

Non-redeemable preferred stock	$144,942	$986	$19,953	$125,975	91.8%
Common stock	11,483	2	232	11,253	8.2

Total equity securities	$156,425	$988	$20,185	$137,228	100.0%

     The Company’s fixed maturity securities are invested primarily in U.S. and foreign corporate bonds, mortgage- and asset-backed securities, and Canadian government securities. As of December 31, 2008 and 2007, approximately 96.7% and 97.2%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment-grade.
     Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, which represented approximately 46.7% of total fixed maturities at December 31, 2008, compared to 46.5% at December 31, 2007. The tables below show the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at December 31, 2008 and 2007 (dollars in thousands):

December 31, 2008
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

December 31, 2007
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,394,562	$1,343,539	30.8%	A
Industrial	1,069,727	1,060,236	24.3	BBB+
Foreign (1)	1,040,817	1,050,005	24.1	A
Utility	504,678	503,969	11.5	BBB+
Other	413,977	405,871	9.3	A-

Total	$4,423,761	$4,363,620	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.

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
     The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2008 and 2007 was as follows (dollars in thousands):

		December 31, 2008			December 31, 2007
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$7,001,968	$6,607,730	77.4%	$7,022,497	$7,521,177	80.0%
2	BBB	1,991,276	1,649,513	19.3	1,628,431	1,617,983	17.2
3	BB	268,276	195,088	2.3	201,868	198,487	2.1
4	B	77,830	50,064	0.6	47,013	43,680	0.5
5	CCC and lower	33,945	22,538	0.3	16,800	16,502	0.2
6	In or near default	9,553	6,871	0.1	83	87	—

	Total	$9,382,848	$8,531,804	100.0%	$8,916,692	$9,397,916	100.0%

     The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008		December 31, 2007
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Residential mortgage-backed securities:
Agency	$851,507	$868,479	$1,069,998	$1,076,780
Non-agency	379,616	280,706	344,189	337,497

Total residential mortgage-backed securities	1,231,123	1,149,185	1,414,187	1,414,277
Commercial mortgage-backed securities	1,085,062	760,590	641,479	645,227
Asset-backed securities	484,577	339,378	494,458	464,254

Total	$2,800,762	$2,249,153	$2,550,124	$2,523,758

     The residential mortgage-backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating of the residential mortgage-backed securities was “AA+” and “AAA” at December 31, 2008 and 2007, respectively. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
     As of December 31, 2008, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,573.4 million and an estimated fair value of $1,143.3 million. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA+” at December 31, 2008, with approximately 76.3% in the “AAA” category. The following table summarizes the securities by rating and underwriting year at December 31, 2008 (dollars in thousands):

December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$250,720	$254,690	$24,276	$17,518	$28,432	$16,744
2004	50,245	46,737	2,147	999	10,603	3,835
2005	200,140	136,101	2,530	682	54,173	30,079
2006	306,478	234,575	16,219	6,074	45,346	31,379
2007	362,226	256,163	50,648	14,343	59,013	20,636
2008	30,017	28,501	23,387	10,698	18,342	11,186

Total	$1,199,826	$956,767	$119,207	$50,314	$215,909	$113,859

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$18,144	$11,938	$—	$—	$321,572	$300,890
2004	—	—	—	—	62,995	51,571
2005	3,679	776	—	—	260,522	167,638
2006	15,283	8,709	1,305	941	384,631	281,678
2007	—	—	—	—	471,887	291,142
2008	—	—	—	—	71,746	50,385

Total	$37,106	$21,423	$1,305	$941	$1,573,353	$1,143,304

     Asset-backed securities include credit card and automobile receivables, sub-prime and alternative residential mortgage loan (“Alt-A”) securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA” at December 31, 2008 and 2007. The Company owns floating rate securities that represent approximately 20.0% and 19.2% of the total fixed maturity securities at December 31, 2008 and 2007, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
     As of December 31, 2008 and 2007, the Company held investments in securities with sub-prime mortgage exposure with amortized costs totaling $230.1 million and $267.7 million, and estimated fair values of $147.8 million and $246.8 million, respectively. Those amounts include exposure to sub-prime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” at December 31, 2008 and “AA+” at December 31, 2007. Additionally, the Company has largely avoided investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. During 2008, the Company recorded $11.6 million of other-than-temporary write-downs in its sub-prime portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received. The following tables summarize the securities by rating and underwriting year at December 31, 2008 and 2007 (dollars in thousands):

December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$11,007	$9,116	$6,509	$4,320	$1,813	$1,227
2004	—	—	21,220	13,437	33,728	26,228
2005	37,134	27,793	36,424	26,471	6,514	2,582
2006	135	134	4,500	2,076	4,998	1,991
2007	—	—	888	283	—	—
2008	—	—	—	—	—	—

Total	$48,276	$37,043	$69,541	$46,587	$47,053	$32,028

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$413	$77	$807	$106	$20,549	$14,846
2004	—	—	7,900	5,727	62,848	45,392
2005	11,908	6,529	17,905	5,739	109,885	69,114
2006	3,442	2,618	3,287	449	16,362	7,268
2007	—	—	19,588	10,880	20,476	11,163
2008	—	—	—	—	—	—

Total	$15,763	$9,224	$49,487	$22,901	$230,120	$147,783

December 31, 2007
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$16,520	$16,531	$2,111	$1,910	$3,749	$3,246
2004	26,520	26,286	33,757	31,465	16,151	14,614
2005	41,638	40,190	60,233	55,041	21,593	18,140
2006	13,964	11,957	5,002	3,763	—	—
2007	20,274	18,351	—	—	—	—

Total	$118,916	$113,315	$101,103	$92,179	$41,493	$36,000

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$1,186	$1,046	$—	$—	$23,566	$22,733
2004	—	—	—	—	76,428	72,365
2005	5,026	4,250	—	—	128,490	117,621
2006	—	—	—	—	18,966	15,720
2007	—	—	—	—	20,274	18,351

Total	$6,212	$5,296	$—	$—	$267,724	$246,790

     Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2008 and 2007, the Company’s Alt-A securities exposure was $197.7 million and $102.4 million, respectively, with an unrealized loss of $39.9 million and $3.2 million, respectively. 64.2% of the Alt-A securities were rated “AA” or better as of December 31, 2008. This amount includes securities directly held by the Company and securities held by ceding companies that support the Company’s funds withheld at interest investment. For the year ended December 31,

2008, the Company recorded other-than-temporary impairments of $16.5 million in its Alt-A securities portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received.
     The Company’s fixed maturity and funds withheld portfolios at December 31, 2008 include approximately $538.2 million in estimated fair value of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invests in insured collateralized debt obligation (“CDO”) structures backing sub-prime investments of approximately $0.1 million at December 31, 2008. The insured securities are primarily investment grade without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the financial difficulties encountered in 2008 by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by five of the financial guarantors totaling $13.4 million in amortized cost at December 31, 2008.
     The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of December 31, 2008, the Company holds in its general portfolio of $6.8 million amortized cost in direct exposure in the form of senior unsecured and preferred securities. Additionally, as of December 31, 2008, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $359.6 million in amortized cost of direct unsecured holdings and no equity exposure. As of December 31, 2008, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totals approximately $1.1 billion in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities total a book value of $0.7 million at December 31, 2008. As a result of the U.S. government intervention and cessation of dividend payments, the Company recorded an other-than-temporary impairment of its preferred holdings of Fannie Mae and Freddie Mac totaling $12.2 million in 2008.
     The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments – Fixed Maturity Securities” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The Company recorded $130.5 million, $8.5 million and $2.3 million in other-than-temporary write-downs on fixed maturity securities and equity securities in 2008, 2007 and 2006, respectively. The 2008 write-downs are due primarily to the recent turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions.
     At December 31, 2008 and 2007 the Company owned non-income producing securities with amortized costs of $25.7 million and $13.3 million, and estimated fair values of $20.4 million and $14.7 million, respectively. During 2008 and 2007, the Company sold fixed maturity securities and equity securities with fair values of $536.7 million and $1,085.2 million at losses of $22.5 million and $39.1 million, respectively, or at 96.0% and 96.5% of book value, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
     At December 31, 2008 and 2007, the Company had $1,416.4 million and $198.2 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	December 31,
	2008	2007
Sector:
U.S. corporate securities	46%	59%
Canadian and Canada provincial governments	1	1
Residential mortgage-backed securities	7	6
Foreign corporate securities	12	13
Asset-backed securities	10	16
Commercial mortgage-backed securities	23	3
State and political subdivisions	1	—
Other foreign government securities	—	2

Total	100%	100%

Industry:
Finance	33%	49%
Asset-backed	10	16
Industrial	19	12
Mortgage-backed	31	9
Government	1	3
Utility	6	4
Other	—	7

Total	100%	100%

     The following table presents the total gross unrealized losses for 1,716 and 1,105 fixed maturity securities and equity securities at December 31, 2008 and 2007, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2008			December 31, 2007
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	980	$324,390	22.9%	1,039	$159,563	80.5%
20% or more for less than six months	561	796,747	56.3	59	35,671	18.0
20% or more for six months or greater	175	295,302	20.8	7	2,981	1.5

Total	1,716	$1,416,439	100.0%	1,105	$198,215	100.0%

     The investment securities in an unrealized loss position as of December 31, 2008 consisted of 1,716 securities accounting for unrealized losses of $1,416.4 million. Of these unrealized losses 92.7% were investment grade and 22.9% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads.
     While all of these securities are monitored for potential impairment, the Company’s experience indicates that the first two categories do not present as great a risk of impairment, and often, fair values recover over time. These securities have generally been adversely affected by overall economic conditions, primarily a significant widening of credit default spreads. Securities with an unrealized loss position of 20% or more of amortized cost for greater than six months increased to $295.3 million at December 31, 2008. These securities were included in the regular evaluation of whether such securities are other-than-temporarily impaired. Based upon the Company’s current evaluation of these securities in accordance with its impairment policy, the cause of the decline being primarily attributable to a rise in market yields caused principally by an extensive widening of credit spreads which resulted from a lack of market liquidity and a short-term market dislocation versus a long-term deterioration in credit quality, and the Company’s current intent and ability to hold the securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that these securities are not other-than-temporarily impaired.
     The following tables present the estimated fair values and gross unrealized losses for the 1,716 and 1,105 fixed maturity securities and equity securities that have estimated fair values below amortized cost at December 31, 2008 and 2007, respectively. These investments are presented by class and grade of security, as well as the length of time the estimated fair value has remained below amortized cost.

	December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:

U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246

Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171

Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820

Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306

Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286

Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730

State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883

Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Non-investment grade securities:

U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499

Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011

Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614

Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

	December 31, 2007
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:

U.S. corporate securities	$1,185,664	$63,368	$487,626	$25,541	$1,673,290	$88,909

Canadian and Canadian provincial governments	78,045	1,077	4,313	86	82,358	1,163

Residential mortgage-backed securities	299,655	5,473	348,632	6,743	648,287	12,216

Foreign corporate securities	293,783	17,880	155,445	5,995	449,228	23,875

Asset-backed securities	341,337	24,958	72,445	5,722	413,782	30,680

Commercial mortgage-backed securities	110,097	4,499	46,647	588	156,744	5,087

	December 31, 2007
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
Continued	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. government and agencies	700	1	—	—	700	1

State and political subdivisions	27,265	605	14,518	339	41,783	944

Other foreign government securities	127,397	1,635	75,354	2,878	202,751	4,513

Investment grade securities	2,463,943	119,496	1,204,980	47,892	3,668,923	167,388

Non-investment grade securities:

U.S. corporate securities	106,842	6,044	30,105	1,727	136,947	7,771

Asset-backed securities	1,996	776	—	—	1,996	776

Foreign corporate securities	9,692	1,930	3,524	165	13,216	2,095

Non-investment grade securities	118,530	8,750	33,629	1,892	152,159	10,642

Total fixed maturity securities	$2,582,473	$128,246	$1,238,609	$49,784	$3,821,082	$178,030

Equity securities	$83,166	$16,764	$19,073	$3,421	$102,239	$20,185

Total number of securities in an unrealized loss position	691		414		1,105

     As of December 31, 2008, the Company has the ability and intent to hold these investment securities for the potential recovery of the fair value up to the current cost of the investment, which may be maturity. However, from time to time, the Company may sell securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.
Mortgage Loans on Real Estate
     Mortgage loans represented approximately 4.7% and 4.9% of the Company’s cash and invested assets as of December 31, 2008 and 2007, respectively. As of December 31, 2008, all mortgages were U.S. based with approximately 87.5% invested in mortgages on commercial offices, industrial properties and retail locations. The Company’s mortgage loans generally range in size up to $15.0 million, with the average mortgage loan investment as of December 31, 2008 totaling approximately $4.4 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 4 — “Investments” in the Notes to Consolidated Financial Statements.
     Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. RGA has established a valuation allowance of $0.5 million as of December 31, 2008. No valuation allowance was considered necessary as of December 31, 2007.
Policy Loans
     Policy loans comprised approximately 6.7% and 6.3% of the Company’s cash and invested assets as of December 31, 2008 and 2007, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
     The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $4.5 billion and $4.7 billion at December 31, 2008 and 2007, respectively, of which $3.1 billion and $3.3 billion, respectively, were subject to the provisions of Issue B36. Under Issue B36, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.
     Funds withheld at interest comprised approximately 27.4% and 28.3% of the Company’s cash and invested assets as of December 31, 2008 and 2007, respectively. Of the $4.5 billion funds withheld at interest balance as of December 31, 2008, $3.1 billion of the balance is associated with one client. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 3.54%, 6.42% and 7.08% for the years ended December 31, 2008, 2007 and 2006, respectively. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A+” at December 31, 2008 and 2007. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
     Based on data provided by ceding companies at December 31, 2008 and 2007, funds withheld at interest were approximately (dollars in thousands):

	December 31, 2008
			% of Total
		Estimated	Estimated
Underlying Security Type:	Book Value	Fair Value	Fair Value
Segregated portfolios:
Investment grade U.S. corporate securities	$1,737,178	$1,442,007	44.8%
Below investment grade U.S. corporate securities	73,245	59,336	1.8
Structured securities	1,141,435	892,895	27.7
Foreign corporate securities	15,531	14,819	0.5
U.S. government and agency debentures	740,782	784,421	24.3
Derivatives(1)	22,906	(971)	—
Other	29,743	29,743	0.9

Total segregated portfolios	3,760,820	3,222,250	100.0%

Non-segregated portfolios	1,272,466	1,272,466
Embedded derivatives(2)	(512,888)	—

Total funds withheld at interest	$4,520,398	$4,494,716

	December 31, 2007
			% of Total
		Estimated	Estimated
Underlying Security Type:	Book Value	Fair Value	Fair Value
Segregated portfolios:
Investment grade U.S. corporate securities	$1,522,491	$1,487,611	43.3%
Below investment grade U.S. corporate securities	116,155	113,822	3.3
Structured securities	1,022,788	984,464	28.6
Foreign corporate securities	40,095	40,420	1.2
U.S. government and agency debentures	742,123	774,804	22.6
Derivatives(1)	58,241	34,772	1.0
Other	1,664	1,664	—

Total segregated portfolios	3,503,557	3,437,557	100.0%

Non-segregated portfolios	1,331,029	1,331,029
Embedded derivatives(2)	(85,090)	—

Total funds withheld at interest	$4,749,496	$4,768,586

(1)	Derivatives primarily consist of S&P 500 options which are used to hedge liabilities and interest credited for equity-indexed annuity contracts reinsured by the Company.

(2)	Represents the fair value of embedded derivatives related to reinsurance written on a modified coinsurance or funds withheld basis and subject to the provisions of Issue B36 for the segregated portfolios. When the segregated portfolios are presented on a fair value basis in the “Estimated Fair Value” column, the calculation of a separate embedded derivative for Issue B36 is not applicable.
     Based on data provided by the ceding companies at December 31, 2008, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (dollars in thousands):

	December 31, 2008
			% of Total
		Estimated	Estimated
Maturity:	Book Value	Fair Value	Fair Value
Within one year	$72,666	$59,074	1.6%
More than one, less than five years	406,195	357,829	9.6
More than five, less than ten years	898,140	757,711	20.3
Ten years or more	2,900,697	2,564,514	68.5

Subtotal	4,277,698	3,739,128	100.0%

Less: Reverse repurchase agreements	(516,878)	(516,878)

Total all years	$3,760,820	$3,222,250

Securities Lending and Other
     During the year, the Company participated in a securities lending program whereby blocks of securities, which were included in investments, were loaned to third parties, primarily major brokerage firms. The Company required a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. The Company terminated the program and all loaned securities were returned prior to December 31, 2008. There were no securities loaned to third parties as of December 31, 2007. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These transactions are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at December 31, 2008 and 2007. Both securities lending and securities purchase arrangements under agreements to resell are accounted for as investing activities on the Company’s consolidated balance sheets and consolidated statements of cash flow, and the income associated with the program is reported in net investment income since such transactions are entered into for income generation purposes, not funding purposes.
Other Invested Assets
     Other invested assets represented approximately 3.8% and 1.7% of the Company’s cash and invested assets as of December 31, 2008 and 2007, respectively. Other invested assets include derivative contracts, equity securities, non- redeemable preferred stocks, structured loans and limited partnership interests. The Company recorded other-than-temporary write-downs on other invested assets of $17.2 in 2008, consisting of preferred stock. The Company recorded other-than-temporary write-downs on other invested assets of $1.0 million and $4.3 million in 2007 and 2006, respectively, consisting of limited partnership interests.
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
     The following table presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2008 and 2007 (dollars in thousands):

	December 31, 2008			December 31, 2007
		Carrying Value/			Carrying Value/
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Interest rate swaps	$694,499	$155,189	$2,484	$109,345	$923	$208
Financial futures	260,568	—	—	12,564	—	—
Foreign currency swaps	296,497	48,943	—	197,044	—	5,104
Foreign currency forwards	31,300	2,209	—	13,100	98	—
Credit default swaps	290,000	—	7,705	225,000	—	1,750

Total	$1,572,864	$206,341	$10,189	$557,053	$1,021	$7,062

     The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date less collateral held by the Company. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value position at the reporting date. At December 31, 2008, the Company had credit exposure of $206.3 million related to its derivative contracts of which $159.8 million was collateralized with cash collateral from the counterparty.
     The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments. See Note 5 – “Derivative Instruments” in the Notes to Consolidated Financial Statements for more information regarding the Company’s derivative instruments.
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
     Specific risk assessments and descriptions can be found below and in Item 1A – “Risk Factors”.

Mortality Risk Management
     In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 19 such cases of over-retained policies, for amounts averaging $2.1 million over the Company’s normal retention limit. The largest amount in excess of the Company’s retention on any one life is $10.1 million. The Company enters into agreements with other reinsurers to mitigate the risk related to the over-retained policies, which renew annually in September and October. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
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
Counterparty Risk — Reinsurance
     In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. Should a counterparty not be able to fulfill its obligation to the Company under a reinsurance agreement, the impact could be material to the Company’s financial condition and results of operations.
     Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, RGA Americas or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2008, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
     Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2008 and 2007 was $169.6 million and $361.6 million, respectively.
     The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.
     At December 31, 2008, the Company’s estimated changes in fair value were within the targets outlined in the Company’s investment policy.
     Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2008 and 2007 was $2.7 million and $4.1 million, respectively.
     The cash flows from interest payments move in the same direction as interest rates for the Company’s floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2008, the Company’s estimated changes in cash flows were within the targets outlined in the Company’s investment policy.
     Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, and mortgage prepayments, and should not be relied on as indicative of future results. Further, the computations do not contemplate any actions management could undertake in response to changes in interest rates.
     Certain shortcomings are inherent in the method of analysis presented in the computation of the estimated fair value of fixed rate instruments and the estimated cash flows of floating rate instruments, which constitute forward-looking statements. Actual values may differ materially from those projections presented due to a number of factors, including, without limitation, market conditions varying from assumptions used in the calculation of the fair value. In the event of a change in interest rates, prepayments could deviate significantly from those assumed in the calculation of fair value. Finally, the desire of many borrowers to repay their fixed rate mortgage loans may decrease in the event of interest rate increases.
     Foreign Currency Risk
     The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. The Company has in place net investment hedges for a portion of its investment in Canada operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros, and the South African rand.
Market Risk Associated with Annuities with Guaranteed Minimum Benefits
     The Company reinsures variable annuities including those with guaranteed minimum benefits and guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2008 and 2007.

	December 31,
(dollars in millions)	2008	2007
No guaranteed minimum benefits	$1,063.1	$1,418.6
GMDB only	53.5	17.6
GMIB only	3.9	2.5
GMAB only	43.7	23.4
GMWB only	795.0	239.7
GMDB / WB	287.1	83.0
Other	24.3	12.1

Total variable annuity account values	$2,270.6	$1,796.9

Fair value of guaranteed living benefits	$276.4	$9.0
     During 2008, poor investment fund performance, increases in capital market implied volatility and reductions in interest rates resulted in a significant increase in the fair value of liabilities associated with guaranteed minimum living benefits. The following table presents the Company’s estimates of the effect from variable annuity business on 2009 pretax income based on various levels of the S&P 500 Index and the Company’s net hedging results. The calculations assume that all investment funds underlying the variable annuities, including bonds and money markets, move in line with the S&P 500 Index performance. The net hedging results included in the table can be independent of the capital market movements, and are calculated as the difference between the change in fair value of the guaranteed minimum living benefit liabilities and the change in the fair value of the derivative instruments used to economically hedge the guaranteed minimum living benefit liabilities. Additionally, the projected results include the Company’s estimate of related DAC amortization and unlocking. These estimates are based upon the recorded liabilities for guaranteed minimum living benefits as of December 31, 2008 and do not include projections for new business. In addition to the assumptions about the S&P 500 Index and net hedging results, the estimates below include the Company’s expectations regarding policyholder behavior, mortality, internal allocation of expenses and investment income, as well as other actuarial assumptions.
     The Company expects that profits typically associated with increases in the S&P 500 Index and positive net hedging results will be more than offset by increased DAC amortization. Conversely, in certain cases, losses typically associated with decreases in the S&P 500 Index and negative net hedging results may be more than offset by decreased DAC amortization. However, a combination of poor investment fund performance and net hedging losses similar to the relative performance experienced in 2008 would not be offset by DAC adjustments. For example, the Company estimates that it would incur a pretax loss in 2009 of approximately $235 million if the S&P 500 Index decreases to 600 at December 31, 2009 (a 34% decrease from the December 31, 2008 close of 903) and the Company incurs net hedging losses of $90 million. This estimate and the estimates below require complex calculations based on actuarial and capital market inputs. Actual results could differ materially from the Company’s estimates.
2009 Projected Pretax Income Effect from Variable Annuity
Business(1)

(dollars in millions)	S&P 500 Index at December 31, 2009(2)
2009 Net Hedging Results	700	800	900	1000	1100
-$50	$(34.2)	$(32.4)	$(30.8)	$(29.1)	$(27.5)
-$25	(9.2)	(7.4)	(5.8)	(4.1)	(2.5)
$ 0	15.8	9.9	(2.5)	(10.6)	(15.9)
$25	(21.0)	(24.4)	(26.2)	(27.0)	(27.1)
$50	(36.4)	(34.0)	(31.5)	(29.0)	(26.6)

(1)	The table depicts the estimated effect on pretax income from base policies and guaranteed minimum benefits associated with variable annuity transactions under multiple scenarios. These estimates are based upon the recorded liabilities for guaranteed minimum living benefits as of December 31, 2008 and do not include projections for new business.

(2)	The calculations presented in the table assume that all investment funds underlying the variable annuities, including bonds and money markets, move in line with the S&P 500 Index performance.
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
New Accounting Standards
     In January 2009, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”). EITF 99-20-1 provides guidance on determining other-than-temporary impairments on securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. The primary effect of EITF 99-20-1 was to remove the requirement that a holder attempt to determine the underlying cash flows on an asset-backed security based on the assumptions that a market participant would make in determining the current fair value of the instrument. Instead, the focus has been placed on determining the estimated cash flows as determined by the holder for all sources including its own comprehensive credit analysis. The provisions of EITF 99-20-1were required to be applied prospectively for interim periods and fiscal years ending after December 15, 2008. The Company’s adoption of EITF 99-20-1 did not have a significant impact on how the Company values its structured investment securities.
     In December 2008, the FASB issued FSP No. FAS 132(r)-1, “Employers Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(r)-1”). FSP 132(r)-1 provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by FSP 132(r)-1 is effective for financial statements with fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(r)-1 on its consolidated financial statements.
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of FSP 157-3. The Company will also adopt FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.
     In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141” (“SFAS 141(r)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(r) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its consolidated financial statements.
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
     In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company adopted SFAS 157 effective January 1, 2008. The Company’s adoption of SFAS 157 resulted in a pre-tax gain of approximately $3.9 million, included in interest credited, related primarily to the decrease in the fair value of embedded derivative liabilities associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
     In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The Company adopted FIN 48 effective January 1, 2007. As a result of adoption of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million.
     In December 2004, the FASB revised SFAS No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”) to “Share-Based Payment” (“SFAS 123(r)”). SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be recorded in the financial statements. The revised pronouncement was adopted by the Company during the first quarter of 2006 increasing compensation cost by approximately $1.7 million. See Note 18 – “Equity Based Compensation” in the Notes to Consolidated Financial Statements for additional information.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Fixed maturity securities available-for-sale, at fair value	$8,531,804	$9,397,916
Mortgage loans on real estate	775,050	831,557
Policy loans	1,096,713	1,059,439
Funds withheld at interest	4,520,398	4,749,496
Short-term investments	58,123	75,062
Other invested assets	628,649	284,220

Total investments	15,610,737	16,397,690
Cash and cash equivalents	875,403	404,351
Accrued investment income	87,424	77,537
Premiums receivable and other reinsurance balances	640,235	717,228
Reinsurance ceded receivables	735,155	722,313
Deferred policy acquisition costs	3,610,334	3,161,951
Other assets	99,530	116,939

Total assets	$21,658,818	$21,598,009

Liabilities and Stockholders’ Equity
Future policy benefits	$6,431,530	$6,333,177
Interest-sensitive contract liabilities	7,690,942	6,657,061
Other policy claims and benefits	1,923,018	2,055,274
Other reinsurance balances	173,645	201,614
Deferred income taxes	310,360	760,633
Other liabilities	585,199	465,358
Short-term debt	—	29,773
Long-term debt	918,246	896,065
Collateral finance facility	850,035	850,361
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,035	158,861

Total liabilities	19,042,010	18,408,177

Commitments and contingent liabilities (See Note 14)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,398 at December 31, 2008 and 63,128,273 at December 31, 2007)	734	631
Warrants	66,914	66,915
Additional paid-in-capital	1,450,041	1,103,956
Retained earnings	1,682,087	1,540,122
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	19,794	221,987
Unrealized appreciation (depreciation) of securities, net of income taxes	(553,407)	313,170
Pension and postretirement benefits, net of income taxes	(14,658)	(8,351)

Total stockholders’ equity before treasury stock	2,651,505	3,238,430
Less treasury shares held of 740,195 and 1,096,775 at cost at December 31, 2008 and December 31, 2007, respectively	(34,697)	(48,598)

Total stockholders’ equity	2,616,808	3,189,832

Total liabilities and stockholders’ equity	$21,658,818	$21,598,009

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$5,349,301	$4,909,026	$4,345,969
Investment income, net of related expenses	871,276	907,904	779,655
Investment related gains (losses), net	(647,205)	(178,716)	2,590
Other revenues	107,831	80,147	65,477

Total revenues	5,681,203	5,718,361	5,193,691

Benefits and Expenses:
Claims and other policy benefits	4,461,932	3,983,996	3,488,388
Interest credited	233,179	246,066	244,771
Policy acquisition costs and other insurance expenses	357,899	647,832	716,303
Other operating expenses	242,917	236,612	204,380
Interest expense	76,161	76,906	62,033
Collateral finance facility expense	28,723	52,031	26,428

Total benefits and expenses	5,400,811	5,243,443	4,742,303
Income from continuing operations before income taxes	280,392	474,918	451,388
Provision for income taxes	92,577	166,645	158,127

Income from continuing operations	187,815	308,273	293,261
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	(11,019)	(14,439)	(5,051)

Net income	$176,796	$293,834	$288,210

Basic earnings per share:
Income from continuing operations	$2.94	$4.98	$4.79
Discontinued operations	(0.17)	(0.23)	(0.08)

Net income	$2.77	$4.75	$4.71

Diluted earnings per share:
Income from continuing operations	$2.88	$4.80	$4.65
Discontinued operations	(0.17)	(0.23)	(0.08)

Net income	$2.71	$4.57	$4.57

Dividends declared per share	$0.36	$0.36	$0.36

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
				Additional			Other
	Preferred	Common		Paid In	Retained	Comprehensive	Comprehensive	Treasury
	Stock	Stock	Warrants	Capital	Earnings	Income	Income	Stock	Total
Balance, January 1, 2006	$—	$631	$66,915	$1,053,814	$1,048,215		$446,942	$(89,033)	$2,527,484

Comprehensive income:
Net income					288,210	$288,210			288,210
Other comprehensive income, net of income tax
Currency translation adjustments						23,940			23,940
Unrealized investment gains, net of related offsets and reclassification adjustment						(26,234)			(26,234)

Other comprehensive loss						(2,294)	(2,294)

Comprehensive income						$285,916

Dividends to stockholders					(22,040)				(22,040)
Adjustment to initially apply SFAS 158, net of tax							(11,297)		(11,297)
Purchase of treasury stock								(194)	(194)
Reissuance of treasury stock				27,619	(6,642)			14,538	35,515

Balance, December 31, 2006	—	631	66,915	1,081,433	1,307,743		433,351	(74,689)	2,815,384
Cumulative effect of adoption of FIN 48, net of tax					(22,569)				(22,569)

Balance, January 1, 2007	—	631	66,915	1,081,433	1,285,174		433,351	(74,689)	2,792,815
Comprehensive income:
Net income					293,834	$293,834			293,834
Other comprehensive income, net of income tax
Currency translation adjustments						112,920			112,920
Unrealized investment losses, net of related offsets and reclassification adjustment						(22,411)			(22,411)
Unrealized pension and postretirement benefits adjustment						2,946			2,946

Other comprehensive income						93,455	93,455

Comprehensive income						$387,289

Dividends to stockholders					(22,256)				(22,256)
Purchase of treasury stock								(4,502)	(4,502)
Reissuance of treasury stock				22,523	(16,630)			30,593	36,486

Balance, December 31, 2007	—	631	66,915	1,103,956	1,540,122		526,806	(48,598)	3,189,832
Comprehensive income:
Net income					176,796	$176,796			176,796
Other comprehensive income, net of income tax
Currency translation adjustments						(202,193)			(202,193)
Unrealized investment losses, net of related offsets and reclassification adjustment						(866,577)			(866,577)
Unrealized pension and postretirement benefits adjustment						(6,307)			(6,307)

Other comprehensive loss						(1,075,077)	(1,075,077)

Comprehensive loss						$(898,281)

Dividends to stockholders					(23,329)				(23,329)
Issuance of common stock, net of expenses		103		331,770					331,873
Warrant conversion			(1)	6					5
Purchase of treasury stock								(3,104)	(3,104)
Reissuance of treasury stock				14,309	(11,502)			17,005	19,812

Balance, December 31, 2008	$—	$734	$66,914	$1,450,041	$1,682,087		$(548,271)	$(34,697)	$2,616,808

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$176,796	$293,834	$288,210
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(12,398)	(8,336)	(5,351)
Premiums receivable and other reinsurance balances	(83,402)	(351)	(97,785)
Deferred policy acquisition costs	(648,525)	(280,693)	(256,375)
Reinsurance ceded balances	(12,842)	(158,743)	(21,626)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	715,521	950,269	764,194
Deferred income taxes	47,617	101,758	189,578
Other assets and other liabilities, net	14,840	81,913	24,037
Amortization of net investment premiums, discounts and other	(89,942)	(75,655)	(53,344)
Investment related losses, net	647,205	178,716	3,953
Excess tax benefits from share-based payment arrangement	(3,815)	(4,476)	(2,819)
Other, net	(24,073)	21,078	13,553

Net cash provided by operating activities	726,982	1,099,314	846,225

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,771,503	2,038,767	1,914,726
Maturities of fixed maturity securities available-for-sale	130,370	82,369	72,066
Purchases of fixed maturity securities available-for-sale	(2,726,438)	(2,824,961)	(3,466,862)
Cash invested in mortgage loans on real estate	(4,475)	(157,045)	(144,001)
Cash invested in policy loans	(66,077)	(64,923)	(59,691)
Cash invested in funds withheld at interest	(89,743)	(84,844)	(54,564)
Principal payments on mortgage loans on real estate	60,586	61,513	55,928
Principal payments on policy loans	28,802	20,878	31,739
Change in short-term investments and other invested assets	(177,690)	(48,623)	16,302

Net cash used in investing activities	(1,073,162)	(976,869)	(1,634,357)

Cash Flows from Financing Activities:
Dividends to stockholders	(23,329)	(22,256)	(22,040)
Proceeds from long-term debt issuance	—	295,311	—
Principal payments on debt	—	—	(100,000)
Proceeds from offering of common stock, net and warrant conversion	331,878	—	—
Net repayments under credit agreements	—	(78,871)	—
Net proceeds from collateral finance facility	—	—	837,500
Purchases of treasury stock	(3,104)	(4,502)	(194)
Excess tax benefits from share-based payment arrangement	3,815	4,476	2,819
Exercise of stock options, net	6,601	13,058	8,982
Change in securities sold under agreements to repurchase and cash collateral for derivative positions	129,657	30,094	—
Excess deposits (payments) on universal life and other investment type policies and contracts	395,645	(120,719)	90,816

Net cash provided by financing activities	841,163	116,591	817,883
Effect of exchange rate changes on cash	(23,931)	4,887	1,985

Change in cash and cash equivalents	471,052	243,923	31,736
Cash and cash equivalents, beginning of period	404,351	160,428	128,692

Cash and cash equivalents, end of period	$875,403	$404,351	$160,428

Supplementary information:
Cash paid for interest	$99,691	$114,320	$88,821
Cash paid for income taxes, net of refunds	$23,159	$24,236	$(33,427)
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2008, 2007 and 2006
     Note 1 ORGANIZATION
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. Immediately prior to September 12, 2008 (“the Divestiture Date”), General American Life Insurance Company (“General American”), a Missouri life insurance company, directly owned 32,243,539 shares, or approximately 51.7%, of the outstanding shares of common stock of RGA. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. On the Divestiture Date, MetLife disposed of the majority of its interest in RGA by exchanging 29,243,539 of its shares of RGA common stock to MetLife shareholders for shares of MetLife common stock. As of December 31, 2008, MetLife has a retained interest of 4.1% of RGA common stock.
The consolidated financial statements include the assets, liabilities, and results of operations of RGA, RGA Reinsurance Company (“RGA Reinsurance”), Reinsurance Company of Missouri, Incorporated (“RCM”), RGA Reinsurance Company (Barbados) Ltd. (“RGA Barbados”), RGA Americas Reinsurance Company, Ltd. (“RGA Americas”), RGA Life Reinsurance Company of Canada (“RGA Canada”), RGA Reinsurance Company of Australia, Limited (“RGA Australia”), RGA Reinsurance UK Limited (“RGA UK”) and RGA Atlantic Reinsurance Company, Ltd. (“RGA Atlantic”) as well as other subsidiaries, subject to an ownership position of greater than fifty percent (collectively, the “Company”).
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
     Note 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation and Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. The most significant estimates include those used in determining deferred policy acquisition costs, premiums receivable, future policy benefits, other policy claims and benefits, including incurred but not reported claims, provision for adverse litigation, income taxes, and valuation of investments and investment impairments. Actual results could differ materially from the estimates and assumptions used by management.
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
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. Any subsequent adjustments to the valuation allowances will be treated as investment gains (losses), net. The Company will continue to accrue interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan and all other changes in the net carrying amount of the loan will be an adjustment to bad-debt expense.
Short-term Investments
Short-term investments represent investments with original maturities of greater than three months but less than twelve months and are stated at amortized cost, which approximates fair value.
Policy Loans
Policy loans are reported at the unpaid principal balance. Interest income on such loans is recorded as earned using the contractually agreed upon interest rate.
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
Other Invested Assets
In addition to derivative contracts discussed below, other invested assets include equity securities and preferred stocks, carried at fair value, and limited partnership interests and structured loans, primarily carried at cost. Changes in fair value of equity securities and preferred stocks are recorded through AOCI.
Other-than-Temporary Impairment
The cost of investment securities and other invested assets are adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within investment related gains

(losses), net and the cost basis of the investment securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value.
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
Accounting and Financial Statement Presentation of Derivatives
Derivatives are carried on the Company’s consolidated balance sheets in other invested assets or as liabilities within other liabilities, at fair value. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a foreign currency hedge, (4) a net investment hedge in a foreign operation or (5) held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties which do not qualify for hedge accounting.
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
As of December 31, 2008, the Company holds a net investment hedge of a portion of its investment in its Canada operations and fair value hedges that convert fixed rate investments to floating rate investments. Changes in the fair value derivatives used to hedge the net investment, to the extent effective as a hedge, are recorded in the foreign currency translation account within AOCI. Cumulative changes in the fair value recorded in AOCI are reclassified into earnings upon the sale or complete, or substantially complete, liquidation of the foreign entity. Any hedge ineffectiveness is recorded immediately in the current period earnings as investment related gains (losses), net. Changes in the fair value of the derivatives used in fair value hedges, including amounts measured as ineffectiveness, and changes in the fair value of the hedged item related to the designated risk being hedged, are reported within investment related gains (losses), net. The fair values of the hedging derivatives are exclusive of any accruals that are separately reported in the consolidated statement of income within interest income to match the location of the hedged item.
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
Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). If the instrument would not be reported for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately. Such embedded derivatives are carried on the consolidated balance sheets at fair value with the host contract. Changes in the fair value of embedded derivatives associated with equity-indexed annuities are reflected in interest credited on the consolidated statements of income and changes in the fair value of embedded derivatives associated with variable annuity guaranteed minimum benefits are reflected in investment related gains (losses), net on the consolidated statements of income. The Company has implemented a hedging strategy to mitigate the volatility associated with its reinsurance of variable annuity guaranteed minimum benefits. The hedging strategy is designed such that changes in the fair value of the hedge contracts, primarily future and swap contracts, move in the opposite direction of changes in the fair value of the embedded derivatives, except for those changes associated with market implied volatility. While the Company actively manages its hedging program, it does not hedge market implied volatility, and the hedges that are in place may not be totally effective in offsetting the embedded derivative changes due to the many variables that must be managed.

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
The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts, the majority of which were subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of the Issue B36 embedded derivative is sensitive to the credit spread environment. During 2008, in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), the Company began including an estimate of its own credit spreads in the calculation of the fair value of the embedded derivative for Issue B36. The adjustment associated with the Company’s own credit risk resulted in a decrease in the liability and corresponding investment related loss of $376.3 million, pretax, for the year ended December 31, 2008. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. The fair value of the embedded derivatives is included in the funds withheld at interest line item on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net on the consolidated income statements.
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
Fair Value Measurements
Effective January 1, 2008, the Company adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. In compliance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
In accordance with SFAS 157, assets and liabilities recorded at fair value on the consolidated balance sheets are categorized as follows:

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
See Note 6 — “Fair Value of Financial Instruments” for further details on the Company’s assets and liabilities recorded at fair value.
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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims for unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2008 or 2007.
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to establish that Deferred Policy Acquisition Costs (“DAC”) remains recoverable, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. No such adjustments related to DAC recoverability were made during 2008, 2007 or 2006. Deferred costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.
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
Goodwill and Value of Business Acquired
Goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. From 2006 through 2008, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2008 and 2007 totaled $7.0 million including accumulated amortization of $1.0 million, and was related to the purchase by the Company’s U.S. operations of RGA Financial Group L.L.C. in 2000. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The value of business acquired was approximately $1.7 million and $2.1 million, including accumulated amortization of $11.7 million and $11.3 million, as of December 31, 2008 and 2007, respectively. The value of business acquired amortization expense for the years ended December 31, 2008, 2007 and 2006 was $0.4 million, $0.6 million, and $0.8 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Amortization of the value of business acquired is estimated to be $0.4 million, $0.3 million, $0.2 million, $0.2 million and $0.1 million during 2009, 2010, 2011, 2012 and 2013, respectively.

Other Assets
In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2008 and 2007, the Company had unamortized computer software costs of approximately $13.3 million and $15.9 million, respectively. During 2008, 2007 and 2006, the Company amortized computer software costs of $3.4 million, $4.4 million, and $3.0 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value.
Future Policy Benefits and Interest-Sensitive Contract Liabilities
Liabilities for future benefits on life policies are established in an amount adequate to meet the estimated future obligations on policies in force. Liabilities for future policy benefits under long-term life insurance policies have been computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions. These assumptions include a margin for adverse deviation and vary with the characteristics of the plan of insurance, year of issue, age of insured, and other appropriate factors. Interest rates range from 4.0% to 6.3%. The mortality and withdrawal assumptions are based on the Company’s experience as well as industry experience and standards. Liabilities for future benefits on interest-sensitive life and investment-type contract liabilities are carried at the accumulated contract holder values without reduction for potential surrender or withdrawal charges.
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
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2008 were not material.
The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance. The liabilities under asset-intensive reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase, equity-indexed annuities, non-variable group annuity contracts and individual variable annuity contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefits and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the provisions of SFAS 133.
The Company establishes liabilities for guaranteed minimum living benefits relating to certain variable annuity products as follows:
Guaranteed minimum income benefits (“GMIB”) provide the contract holder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum level of income (annuity) payments. Under the reinsurance treaty, the Company makes a payment to the ceding company equal to the GMIB net amount-at-risk at the time of annuitization and thus these contracts meet the net settlement criteria of SFAS 133 and the Company assumes no mortality risk. Accordingly, the GMIB is considered an embedded derivative, which is measured at fair value separately from the host variable annuity product.
Guaranteed minimum withdrawal benefits (“GMWB”) guarantee the contract holder a return of their purchase payment via partial withdrawals, even if the account value is reduced to zero, provided that the contract holder’s cumulative withdrawals in a contract year do not exceed a certain limit. The initial guaranteed withdrawal amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMWB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.
Guaranteed minimum accumulation benefits (“GMAB”) provide the contract holder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum accumulation of their purchase payments even if the account value is reduced to zero. The initial guaranteed accumulation amount is equal to the initial benefit base as defined in the contract (typically, the initial purchase payments plus applicable bonus amounts). The GMAB is also an embedded derivative, which is measured at fair value separately from the host variable annuity product.
For GMIB, GMWB and GMAB, the initial benefit base is increased by additional purchase payments made within a certain time period and decreased by benefits paid and/or withdrawal amounts. After a specified period of time, the benefit base may also increase as a result of an optional reset as defined in the contract.
The fair values of the GMIB, GMWB and GMAB liabilities are reflected in interest-sensitive contract liabilities on the consolidated balance sheets and are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the lives of the contracts, incorporating expectations concerning policyholder behavior, such as lapses, withdrawals and benefit selections. In measuring the fair value of GMIBs, GMWBs and GMABs, the Company attributes a portion of the fees collected from the policyholder equal to the present value of expected future guaranteed minimum income, withdrawal and accumulation benefits (at inception). The changes in fair value are reported in investment related gains (losses), net. Any additional fees represent “excess” fees and are reported in other revenues on the consolidated statements of income. These variable annuity guaranteed living benefits may be more costly than expected in volatile or declining markets, causing an increase in interest-sensitive contract liabilities, negatively affecting net income.
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
The Company periodically reviews its estimates of actuarial liabilities for interest-sensitive contract liabilities and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these guarantees and benefits and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the results of operations in the period in which the changes occur.
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company and business segment, but generally averages around 2.8 months on a consolidated basis. The Company updates its analysis of incurred but not reported, including lag studies, on a quarterly basis and adjusts its claim liabilities accordingly.
Other Liabilities
Other liabilities primarily includes investments in transit, separate accounts, employee benefits, current federal income taxes payable, and payables related to securities lending collateral and repurchase agreements. The Company requires cash collateral to be paid on securities lending transactions. The cash collateral is reported in cash and cash equivalents, while the offsetting collateral re-payment obligation is reported in other liabilities. There were no securities lending agreements outstanding at December 31, 2008 and 2007. The Company utilizes sales of investment securities with agreements to repurchase the same securities for purposes of short-term financing. The repurchase obligation is a component of other liabilities. There were no securities subject to these agreements outstanding at December 31, 2008. At December 31, 2007, the book value of securities subject to these agreements, and included in fixed maturity securities was $30.1 million, while the repurchase obligations of $30.1 million were reported in other liabilities in the consolidated statement of financial position.
Income Taxes
RGA and its eligible U.S. subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM, RGA Sigma Reinsurance SPC, Timberlake Financial L.L.C. (“Timberlake Financial”), Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), formerly Triad Re, Ltd., and Parkway Reinsurance Company. The Company’s Argentine, Australian, Barbadian, Bermudian, Canadian, South African, Indian, Irish, and United Kingdom subsidiaries are taxed under applicable local statutes.
For all years presented the Company uses the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using enacted tax rates.
As described more fully in “New Accounting Pronouncements”, the Company adopted FASB Interpretation FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. Under FIN 48, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Unrecognized tax benefits due to tax uncertainties that do not meet the threshold are included within other liabilities and are charged to earnings in the period that such determination is made.
The Company classifies interest recognized as interest expense and penalties recognized as a component of income tax.
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
Warrants
The fair value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders’ equity on the consolidated balance sheets under the caption “Warrants”. In the aggregate as of December 31, 2008, 4.5 million warrants to purchase approximately 5.6 million shares of Company common stock at a price per share of $39.98 were outstanding. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.
Foreign Currency Translation
The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI on the consolidated balance sheets until the underlying subsidiary is sold or substantially liquidated. The Company’s material functional currencies are the Australian dollar, the British pound, the Canadian dollar, the Japanese yen, the Korean won, the South African rand and euros.
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
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. Effective January 1, 2008, the Company increased the maximum amount of coverage that it retains per life in the U.S. from $6.0 million to $8.0 million. This increase does not affect business written prior to January 1, 2008, unless the Company elects to recapture eligible business previously ceded at a lower retention level. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company’s U.S. retention limit from $6.0 million to $8.0 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 19 such cases of over-retained policies, for amounts averaging $2.1 million over the Company’s normal retention limit. The largest amount in excess of the Company’s retention on any one life is $10.1 million. The Company has mitigated the risk related to the over-retained policies by entering into one-year agreements with other reinsurers that commenced in September and October of 2007. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2008, all rated retrocession pool participants followed by the A.M. Best Company were rated “A-” or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, RGA Americas or RGA Atlantic.
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
Revenues for interest-sensitive and investment-type products consist of investment income, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period. Interest-sensitive contract liabilities for these products represent policy account balances before applicable surrender charges. Deferred policy acquisition costs are recognized as expenses over the term of the policies. Policy benefits and claims that are charged to expenses include claims incurred in the period in excess of related policy account balances and interest credited to policy account balances. The weighted average interest-crediting rates for interest-sensitive products were 3.3%, 3.8% and

4.3%, during 2008, 2007 and 2006, respectively. The weighted average interest-crediting rates for U.S. dollar-denominated investment-type contracts ranged from 1.9% to 5.5% during 2008, 3.1% to 9.5% during 2007 and 2.5% to 4.8% during 2006.
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
New Accounting Pronouncements
In January 2009, the FASB issued Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”). EITF 99-20-1 provides guidance on determining other-than-temporary impairments on securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. The primary effect of EITF 99-20-1 was to remove the requirement that a holder attempt to determine the underlying cash flows on an asset-backed security based on the assumptions that a market participant would make in determining the current fair value of the instrument. Instead, the focus has been placed on determining the estimated cash flows as determined by the holder for all sources including its own comprehensive credit analysis. The provisions of EITF 99-20-1were required to be applied prospectively for interim periods and fiscal years ending after December 15, 2008. The Company’s adoption of EITF 99-20-1 did not have a significant impact on how the Company values its structured securities.
In December 2008, the FASB issued FSP No. FAS 132(r)-1, “Employers Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(r)-1”). FSP 132(r)-1 provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by FSP 132(r)-1 is effective for financial statements with fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(r)-1 on its consolidated financial statements.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of FSP 157-3. The Company will also adopt FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delays the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date is delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The Company is currently evaluating the impact of FSP 157-2 on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 161 on its consolidated financial statements.
In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of FSP 140-3 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141” (“SFAS 141(r)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(r) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The Company is currently evaluating the impact of SFAS 141(r) on its accounting for future acquisitions and the impact of SFAS 160 on its consolidated financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. The Company adopted SFAS 157 effective January 1, 2008. The Company’s adoption of SFAS 157 resulted in a pre-tax gain of approximately $3.9 million, included in interest credited, related primarily to the decrease in the fair value of embedded derivative liabilities associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. The Company adopted FIN 48 effective January 1, 2007. As a result of adoption of FIN 48, the Company recognized a $17.3 million increase in the liability for unrecognized tax benefits, a $5.3 million increase in the interest liability for unrecognized tax benefits, and a corresponding reduction to the January 1, 2007 balance of retained earnings of $22.6 million. The Company’s total amount of unrecognized tax benefits upon adoption of FIN 48 was $196.3 million.
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
Reclassification
The Company has reclassified the presentation of certain prior period information to conform to the 2008 presentation.
Consolidated Statement of Cash Flows Restatement
Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2007, the Company identified an error in its consolidated statements of cash flows. The Company has restated its consolidated statement of cash flows for the year ended December 31, 2007 to correctly reflect the non-cash impact of certain embedded derivatives. The adjustments resulted in an increase in investment related losses, net and net cash provided by operating activities and a decrease in excess deposits on universal life and other investment type policies and contracts and net cash provided by financing activities by $141.9 million in 2007.
     Note 3 STOCK TRANSACTIONS
On September 5, 2008, the shareholders of RGA approved a recapitalization and distribution agreement by and between RGA and MetLife. In the recapitalization, each issued and outstanding share of RGA common stock was reclassified as RGA class A common stock. The recapitalization was completed on September 12, 2008. Immediately after the recapitalization, MetLife and its subsidiaries, which held 32,243,539 shares of RGA’s outstanding stock, exchanged 29,243,539 shares of RGA class A common stock for 29,243,539 shares of RGA class B common stock, which featured enhanced voting rights. In turn, MetLife exchanged all of its RGA class B common stock to MetLife shareholders for shares of MetLife common stock.
On November 4, 2008, RGA completed a public offering of 10,235,000 shares of RGA class A common stock, $0.01 par value per share. The price per share was $33.89, and the aggregate value of the transaction was approximately $346.9 million. The Company expects to use the net proceeds from the offering to pursue reinsurance opportunities and for general corporate purposes.
On November 25, 2008, the shareholders of RGA approved a proposal to convert RGA class B common stock into RGA class A common stock on a one-for-one basis, with such class A common stock being automatically redesignated as “common stock”. In addition, the shareholders approved a proposal to amend and restate RGA’s articles of incorporation to eliminate provisions relating to Class B common stock and RGA’s dual-class common stock structure. As a result of the approval of the proposals, all holders of the new single class of common stock have identical voting rights in all respects.
In February 2008, the Company issued 218,240 shares of common stock from treasury and repurchased from recipients 56,129 of its common shares at $55.10 per share in settlement of income tax withholding requirements incurred by recipients of an equity incentive award. In April 2008, the Company issued 650 shares of common stock from treasury and repurchased from recipients 210 of its common shares at $53.60 per share in settlement of income tax withholding requirements incurred by recipients of an equity incentive award.

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
     Note 4 INVESTMENTS
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

Years Ended December 31,	2008	2007	2006
Fixed maturity securities available-for-sale	$554,230	$496,187	$408,603
Mortgage loans on real estate	49,324	49,961	42,674
Policy loans	64,962	62,736	54,322
Funds withheld at interest	175,228	276,741	256,566
Short-term investments	4,343	9,573	5,142
Other invested assets	38,218	25,533	24,848

Investment revenue	886,305	920,731	792,155
Investment expense	15,029	12,827	12,500

Investment income, net of related expenses	$871,276	$907,904	$779,655

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

Years Ended December 31,	2008	2007	2006
Fixed maturities and equity securities available-for-sale:
Gain on investment activity	$32,381	$23,570	$27,094
Loss on investment activity	(24,061)	(31,509)	(28,813)
Investment impairments	(130,545)	(8,481)	(2,291)
Foreign currency loss	—	(10,492)	—
Derivatives and other, net	(524,980)	(151,804)	6,600

Net gains (losses)	$(647,205)	$(178,716)	$2,590

The Company monitors its investment securities to identify impairments in value. The Company evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the estimated fair value has been below amortized cost, compliance with covenants, general market conditions and industry sector, intent and ability to hold securities, and various other subjective factors. Based on management’s judgment, securities with an other-than-temporary impairment in value are written down to management’s estimate of fair value. Included in investment related losses are other-than-temporary write-downs of fixed maturity and equity securities of approximately $130.5 million, $8.5 million, and $2.3 million in 2008, 2007 and 2006, respectively. The circumstances that gave rise to these impairments were management’s intention to sell certain securities which were trading at amounts less than the then carrying value, bankruptcy proceedings on the part of the issuer or deterioration in collateral value supporting certain asset-backed securities. The 2008 write-downs are due primarily to the recent turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions.
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
At December 31, 2008 and 2007 the Company owned non-income producing securities with amortized costs of $25.7 million and $13.3 million, and estimated fair values of $20.4 million and $14.7 million, respectively. During 2008, 2007 and 2006 the Company sold fixed maturity securities and equity securities with fair values of $536.7 million, $1,085.2 million, and $997.0 million, which were below amortized cost, at losses of $22.5 million, $39.1 million and $31.5 million, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates and credit spreads from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.

Fixed Maturities and Equity Securities Available-for-Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at December 31, 2008 and 2007 are as follows (dollars in thousands):

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2008	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Common stock	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2007	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,382,944	$27,350	$96,679	$3,313,615	35.3%
Canadian and Canadian provincial governments	1,561,700	570,691	1,163	2,131,228	22.7
Residential mortgage-backed securities	1,414,187	12,306	12,216	1,414,277	15.0
Foreign corporate securities	1,040,817	35,159	25,971	1,050,005	11.2
Asset-backed securities	494,458	1,252	31,456	464,254	4.9
Commercial mortgage-backed securities	641,479	8,835	5,087	645,227	6.9
U.S. government and agencies	3,244	209	1	3,452	—
State and political subdivisions	52,254	152	945	51,461	0.5
Other foreign government securities	325,609	3,300	4,512	324,397	3.5

Total fixed maturity securities	$8,916,692	$659,254	$178,030	$9,397,916	100.0%

Non-redeemable preferred stock	$144,942	$986	$19,953	$125,975	91.8%
Common stock	11,483	2	232	11,253	8.2

Total equity securities	$156,425	$988	$20,185	$137,228	100.0%

As of December 31, 2008, the Company held securities with a fair value of $383.0 million issued by the Federal Home Loan Mortgage Corporation, $396.2 million issued by the Federal National Mortgage Corporation, $661.2 million that were issued by a Canadian province, $521.5 million in one entity that were guaranteed by a Canadian province, and $275.1 million issued by a Canadian province, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2007, the Company held securities with an estimated fair value of $474.7 million issued by the Federal Home Loan Mortgage Corporation, $419.8 million issued by the Federal National Mortgage Corporation, $741.3 million in one entity were guaranteed by a Canadian province, and $618.0 million in one entity that were guaranteed by a Canadian province, all of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2008 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2008, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Available-for-sale:
Due in one year or less	$83,452	$81,429
Due after one year through five years	1,184,091	1,114,041
Due after five years through ten years	1,743,701	1,545,199
Due after ten years	3,570,842	3,541,982
Asset and mortgage-backed securities	2,800,762	2,249,153

Total	$9,382,848	$8,531,804

Corporate Fixed Maturity Securities
The tables below show the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at December 31, 2008 and 2007 (dollars in thousands):

December 31, 2008
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

December 31, 2007
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,394,562	$1,343,539	30.8%	A
Industrial	1,069,727	1,060,236	24.3	BBB+
Foreign (1)	1,040,817	1,050,005	24.1	A
Utility	504,678	503,969	11.5	BBB+
Other	413,977	405,871	9.3	A-

Total	$4,423,761	$4,363,620	100.0%	A-

1) Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
Unrealized Losses for Fixed Maturities and Equity Securities Available-for-Sale
At December 31, 2008 and 2007 the Company held fixed maturity securities that were below investment grade with book values of $389.6 million and $265.8 million, and estimated fair values of $274.6 million and $258.8 million, respectively.
The following table presents the total gross unrealized losses for 1,716 and 1,105 fixed maturity securities and equity securities at December 31, 2008 and 2007, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2008			December 31, 2007
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	980	$324,390	22.9%	1,039	$159,563	80.5%
20% or more for less than six months	561	796,747	56.3	59	35,671	18.0
20% or more for six months or greater	175	295,302	20.8	7	2,981	1.5

Total	1,716	$1,416,439	100.0%	1,105	$198,215	100.0%

The investment securities in an unrealized loss position as of December 31, 2008 consisted of 1,716 securities accounting for unrealized losses of $1,416.4 million. Of these unrealized losses 92.7% were investment grade and 22.9% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads.
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
The following tables present the estimated fair values and gross unrealized losses for the 1,716 and 1,105 fixed maturity securities and equity securities that have estimated fair values below amortized cost at December 31, 2008 and 2007, respectively. These investments are presented by class and grade of security, as well as the length of time the estimated fair value has remained below amortized cost.

	December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Continued	December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

	December 31, 2007
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,185,664	$63,368	$487,626	$25,541	$1,673,290	$88,909
Canadian and Canadian provincial governments	78,045	1,077	4,313	86	82,358	1,163
Residential mortgage-backed securities	299,655	5,473	348,632	6,743	648,287	12,216
Foreign corporate securities	293,783	17,880	155,445	5,995	449,228	23,875
Asset-backed securities	341,337	24,958	72,445	5,722	413,782	30,680
Commercial mortgage-backed securities	110,097	4,499	46,647	588	156,744	5,087
U.S. government and agencies	700	1	—	—	700	1
State and political subdivisions	27,265	605	14,518	339	41,783	944
Other foreign government securities	127,397	1,635	75,354	2,878	202,751	4,513

Investment grade securities	2,463,943	119,496	1,204,980	47,892	3,668,923	167,388

Non-investment grade securities:
U.S. corporate securities	106,842	6,044	30,105	1,727	136,947	7,771
Asset-backed securities	1,996	776	—	—	1,996	776
Foreign corporate securities	9,692	1,930	3,524	165	13,216	2,095

Non-investment grade securities	118,530	8,750	33,629	1,892	152,159	10,642

Total fixed maturity securities	$2,582,473	$128,246	$1,238,609	$49,784	$3,821,082	$178,030

Equity securities	$83,166	$16,764	$19,073	$3,421	$102,239	$20,185

Total number of securities in an unrealized loss position	691		414		1,105

As of December 31, 2008, the Company expects these investments to continue to perform in accordance with their original contractual terms and the Company has the ability and intent to hold these investment securities until the recovery of the fair value up to the cost of the investment, which may be maturity. Accordingly, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008. However, from time to time, the Company may sell securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.

At December 31, 2008 and 2007, the Company had $1,416.4 million and $198.2 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	December 31,
	2008	2007
Sector:
U.S. corporate securities	46%	59%
Canadian and Canada provincial governments	1	1
Residential mortgage-backed securities	7	6
Foreign corporate securities	12	13
Asset-backed securities	10	16
Commercial mortgage-backed securities	23	3
State and political subdivisions	1	—
Other foreign government securities	—	2

Total	100%	100%

Industry:
Finance	33%	49%
Asset-backed	10	16
Industrial	19	12
Mortgage-backed	31	9
Government	1	3
Utility	6	4
Other	—	7

Total	100%	100%

As described more fully in Note 2 — “Summary of Significant Accounting Policies”, the Company performs a regular evaluation, on a security-by-security basis, of its investment holdings in accordance with its impairment policy in order to evaluate whether such securities are other-than-temporarily impaired. One of the criteria which the Company considers in its other-than-temporary impairment analysis is its intent and ability to hold securities for a period of time sufficient to allow for the recovery of their value to an amount equal to or greater than cost or amortized cost. The Company’s intent and ability to hold securities considers broad portfolio management objectives such as asset/liability duration management, issuer and industry segment exposures, interest rate views and the overall total return focus. In following these portfolio management objectives, changes in facts and circumstances that were present in past reporting periods may trigger a decision to sell securities that were held in prior reporting periods. Decisions to sell are based on current conditions or the Company’s need to shift the portfolio to maintain its portfolio management objectives, including liquidity needs or duration targets on asset/liability managed portfolios. The Company attempts to anticipate these types of changes and if a sale decision has been made on an impaired security and that security is not expected to recover prior to the expected time of sale, the security will be deemed other-than-temporarily impaired in the period that the sale decision was made and an other-than-temporary impairment loss will be recognized.
Based upon the Company’s current evaluation of the securities in accordance with its impairment policy, the cause of the decline being principally attributable to credit spread widening during the holding period, and the Company’s current intent and ability to hold the fixed maturity and equity securities with unrealized losses for a period of time sufficient for them to recover, the Company has concluded that the aforementioned securities are not other-than-temporarily impaired.
Securities Lending and Other
During the year, the Company participated in a securities lending program whereby blocks of securities, which were included in investments, were loaned to third parties, primarily major brokerage firms. The Company required a minimum of 102% of the fair value of the loaned securities to be separately maintained as collateral for the loans. The Company terminated the program and all loaned securities were returned prior to December 31, 2008. There were no securities loaned to third parties as of December 31, 2007. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These transactions are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at December 31, 2008 and 2007. Both securities lending and securities purchase arrangements under agreements to resell are accounted for as investing activities on the Company’s consolidated balance sheets and consolidated statements of cash flow, and the income associated with the program is reported in net investment income since such transactions are entered into for income generation purposes, not funding purposes.
Mortgage Loans
The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75% or less for domestic mortgages. The distribution of mortgage loans by property type is as follows as of December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
Property type:
Apartment	$65,362	9%	$66,559	8%
Retail	207,328	27	222,156	27
Office building	227,836	29	247,086	30
Industrial	242,424	31	258,114	31
Other commercial	32,100	4	37,642	4

Total	$775,050	100%	$831,557	100%

All of the Company’s mortgage loans are amortizing loans. As of December 31, 2008 and 2007, the Company’s mortgage loans were distributed throughout the United States as follows (dollars in thousands):

	2008		2007
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
South Atlantic	$240,750	31%	$251,190	30%
Pacific	164,397	21	180,739	22
East North Central	80,778	11	89,874	11
Mountain	80,092	10	83,681	10
West North Central	64,260	8	71,881	9
Middle Atlantic	62,336	8	66,653	8
New England	34,055	4	35,175	4
West South Central	27,145	4	30,652	4
East South Central	21,237	3	21,712	2

Total	$775,050	100%	$831,557	100%

The maturities of the mortgage loans as of December 31, 2008 and 2007 are as follows (dollars in thousands):

	2008	2007

Due one year through five years	$238,945	$122,384
Due after five years	416,220	562,501
Due after ten years	119,885	146,672

Total	$775,050	$831,557

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2008 is as follows (dollars in thousands):

2008
Balance at January 1,	$—
Additions	526
Deductions	—

Balance at December 31,	$526

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2008 is as follows (dollars in thousands):

2008
Impaired loans with valuation allowances	$3,853
Impaired loans without valuation allowances	18,125

Subtotal	21,978
Less: Valuation allowances on impaired loans	526
Impaired loans	$21,452
The Company’s average investment in impaired loans was $3.7 million for the year ended December 31, 2008. Interest income on impaired loans was $1.3 million for the year ended December 31, 2008. There were no impaired loans for the years ended December 31, 2007 and 2006.
Policy Loans
Policy loans comprised approximately 6.7% and 6.3% of the Company’s cash and invested assets as of December 31, 2008 and 2007, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. Funds withheld at interest comprised approximately 27.4% and 28.3% of the Company’s cash and invested assets as of December 31, 2008 and 2007, respectively. Of the $4.5 billion funds withheld at interest balance as of December 31, 2008, $3.1 billion of the balance is associated with one client. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 3.54%, 6.42% and 7.08% for the years ended December 31, 2008, 2007 and 2006, respectively. In most cases, the Company is subject to the investment performance on the funds withheld assets, although it does not control them. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.
Other Invested Assets
Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 3.8% and 1.7% of the Company’s cash and invested assets as of December 31, 2008 and 2007, respectively. Carrying values of these assets as of December 31, 2008 and 2007 are as follows (dollars in thousands):

	December 31,
	2008	2007
Equity securities	$35,975	$11,253
Non-redeemable preferred stock	123,399	125,975
Limited partnerships	140,077	95,953
Structured loans	101,380	38,740
Derivatives	206,341	(6,041)
Other	21,477	18,340

Total other invested assets	$628,649	$284,220

Note 5 DERIVATIVE INSTRUMENTS
The following table presents the notional amounts and fair value of derivative instruments (dollars in thousands):

	December 31, 2008			December 31, 2007
		Carrying Value/			Carrying Value/
		Fair Value			Fair Value
	Notional			Notional
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Interest rate swaps(1)	$694,499	$155,189	$2,484	$109,345	$923	$208
Financial futures(1)	260,568	—	—	12,564	—	—
Foreign currency swaps(1)	296,497	48,943	—	197,044	—	5,104
Foreign currency forwards(1)	31,300	2,209	—	13,100	98	—
Credit default swaps(1)	290,000	—	7,705	225,000	—	1,750
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	512,888	—	1,688	86,778
Indexed annuity products(3)	—	66,716	530,986	—	65,662	533,851
Variable annuity products(3)	—	—	276,445	—	—	8,964

Total derivative instruments	$1,572,864	$273,057	$1,330,508	$557,053	$68,371	$636,655

(1)	Carried on the Company’s consolidated balance sheets in other invested assets or as liabilities within other liabilities, at fair value.

(2)	Embedded is included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
As of December 31, 2008 the Company held interest rate swaps that were designated and qualified as a fair value hedge of interest rate risk. As of December 31, 2008 and 2007, the Company held foreign currency swaps that were designated and qualified as a hedge of a portion of its net investment in its Canada operation. As of December 31, 2008 and 2007, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives.
For the years ended December 31, 2008, 2007 and 2006, the Company recognized as investment related gains (losses), net, excluding embedded derivatives, changes in fair value of $170.7 million, $(3.4) million and $1.0 million, respectively, related to derivatives that do not qualify for hedge accounting.
Fair Value Hedges
The Company designates and accounts for interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they have met the requirements of SFAS 133.
The Company recognized net investment gains (losses) representing the ineffective portion of all fair value hedges of $0.3 million for the year ended December 31, 2008. The Company had no fair value hedges for the year ended December 31, 2007.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.

Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in its Canadian operation against adverse movements in exchange rates. The Company measures ineffectiveness on the foreign currency swaps based upon the change in forward rates. There was no ineffectiveness recorded for the years ended December 31, 2008 and 2007.
The Company’s consolidated statements of stockholders’ equity for the years ended December 31, 2008 and 2007, include gains (losses) of $53.7 million and $(5.1) million, respectively, related to foreign currency swaps used to hedge its net investment in its Canada operation. The cumulative foreign currency translation gain (loss) recorded in accumulated other comprehensive income related to these hedges was $48.6 million and $(5.1) million at December 31, 2008 and 2007, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income. A pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted.
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
Credit Default Swaps
Certain credit default swaps are used by the Company to diversify its credit risk exposure in certain portfolios. The Company’s current credit default swap transactions are over-the-counter instruments in which the Company receives payments at specified intervals to insure credit risk on a portfolio of 125 U.S. investment-grade securities. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities or value of the referenced investment securities equal to the specified swap notional amount in exchange for the payment of cash amounts by the Company equal to the par value of the investment security surrendered.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The amounts related to embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses), during the years ended December 31, 2008, 2007 and 2006 were gains (losses) of $(695.3) million, $(150.9) million and $6.5 million, respectively. After the associated amortization of DAC and taxes, the related amounts included in net income during the years ended December 31, 2008, 2007 and 2006 were gains (losses) of $(124.4) million, $(30.2) million and $1.8 million, respectively. The amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses during the years ended December 31, 2008, 2007 and 2006 were gains (losses) of $0.1 million, $(66.3) million and $(79.8) million, respectively. After the associated amortization of DAC and taxes, the related amounts included in net income during the years ended December 31, 2008, 2007 and 2006 were gains (losses) of $24.7 million, $(43.1) million and $51.9 million, respectively.
Credit Risk
The Company may be exposed to credit-related losses in the event of nonperformance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts after consideration of any collateral received with a net positive fair value at the reporting date.
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. Because exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
The Company enters into various collateral arrangements, which require both the pledging and accepting of collateral in connection with its derivative instruments. As of December 31, 2008, the Company held cash collateral under its control of $159.8 million. The Company held no cash collateral in connection with derivative instruments as of December 31, 2007. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the consolidated balance sheets. From time to time, the Company has accepted collateral consisting of various securities, however there were no securities held as collateral as of December 31, 2008 and 2007.
In addition, the Company has exchange-traded futures, which require the pledging of collateral. As of December 31, 2008 and 2007, the Company pledged collateral of $25.9 million and $0.6 million, respectively, which is included in cash and cash equivalents.
     NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2008 and 2007. Fair values have been determined by using available market information and the valuation methodologies described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts (dollars in thousands):

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets:
Fixed maturity securities	$8,531,804	$8,531,804	$9,397,916	$9,397,916
Mortgage loans on real estate	775,050	755,383	831,557	841,427
Policy loans	1,096,713	1,096,713	1,059,439	1,059,439
Funds withheld at interest	4,520,398	4,494,716	4,749,496	4,768,586
Short-term investments	58,123	58,123	75,062	75,062
Other invested assets	628,649	638,087	284,220	298,573
Cash and cash equivalents	875,403	875,403	404,351	404,351
Accrued investment income	87,424	87,424	77,537	77,537
Reinsurance ceded receivables	115,445	11,233	111,172	32,044
Liabilities:
Interest-sensitive contract liabilities	$5,664,488	$4,890,669	$4,941,858	$4,196,617
Long-term and short-term debt	918,246	606,890	925,838	873,614
Collateral finance facility	850,035	493,000	850,361	761,111
Company-obligated mandatorily redeemable preferred securities	159,035	186,082	158,861	177,523
Publicly traded fixed maturity securities are valued based upon quoted market prices or estimates from independent pricing services, independent broker quotes and pricing matrices. Private placement fixed maturity securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is adjusted annually based on a market index and therefore carrying value approximates fair value. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the consolidated balance sheets based primarily on quoted market prices, while limited partnership interests are carried at cost. The fair value of limited partnerships is based on net asset values. The carrying value for accrued investment income approximates fair value.
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
For the year ended December 31, 2008, the application of valuation methodologies applied to similar assets and liabilities has been consistent.
SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation methodologies and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation methodologies. This category primarily includes U.S. and foreign corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Management values most of these securities using inputs that are market observable.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation methodologies described above. When observable inputs are not available, the market standard methodologies for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes U.S. and foreign corporate securities (primarily private placements), asset-backed securities (including those with exposure to sub-prime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior. Embedded derivatives are reported with the host instruments on the consolidated balance sheet.
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
Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands).

	December 31, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,012,633	$—	$2,196,348	$816,285
Canadian and Canadian provincial governments	1,891,239	—	1,881,274	9,965
Residential mortgage-backed securities	1,149,185	—	1,118,761	30,424
Foreign corporate securities	973,433	1,714	795,111	176,608
Asset-backed securities	339,378	—	107,509	231,869
Commercial mortgage-backed securities	760,590	—	701,549	59,041
U.S. government and agencies securities	8,431	3,072	5,359	—
State and political subdivision securities	38,654	6,167	—	32,487
Other foreign government securities	358,261	85,606	167,216	105,439

Total fixed maturity securities — available-for-sale	8,531,804	96,559	6,973,127	1,462,118
Funds withheld at interest — embedded derivatives	(512,888)	—	—	(512,888)
Short-term investments	570	—	218	352
Other invested assets — equity securities	159,374	104,526	37,399	17,449
Other invested assets — derivatives	206,341	—	206,341	—
Reinsurance ceded receivable — embedded derivatives	66,716	—	—	66,716

Total	$8,451,917	$201,085	$7,217,085	$1,033,747

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$—	$—	$(807,431)
Other liabilities — derivatives	(10,189)	—	(10,189)	—

Total	$(817,620)	$—	$(10,189)	$(807,431)

     As of December 31, 2008, the Company classified approximately 17.1% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (dollars in thousands).

	Total Fair Value Measurements for the year ended December 31, 2008
		Total gains/losses
		(realized/unrealized) included in:
				Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	January 1,		comprehensive	and	out of	December
	2008	Earnings, net	loss	disposals	Level 3	31,2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(60,300)	$(285,202)	$200,919	$106,647	$1,462,118
Funds withheld at interest — embedded derivatives	(85,090)	(427,798)	—	—	—	(512,888)
Short-term investments	—	(36)	(568)	(20)	976	352
Other invested assets - equity securities	13,950	(63)	(6,498)	26,107	(16,047)	17,449
Reinsurance ceded receivable - embedded derivatives	68,298	(1,919)	—	337	—	66,716

Total	$1,497,212	$(490,116)	$(292,268)	$227,343	$91,576	$1,033,747

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$(531,160)	$(280,758)	$—	$4,487	$—	$(807,431)

Total	$(531,160)	$(280,758)	$—	$4,487	$—	$(807,431)

The table below summarizes gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for year ended December 31, 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the year ended
	December 31, 2008
					Policy
	Investment		Claims		acquisition
	income, net	Investment	and other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities - available-for-sale	$1,197	$(61,497)	$—	$—	$—	$(60,300)
Funds withheld at interest — embedded derivatives	—	(427,798)	—	—	—	(427,798)
Short-term investments	(1)	(35)	—	—	—	(36)
Other invested assets - equity securities	2	(65)	—	—	—	(63)
Reinsurance ceded receivable - embedded derivatives	—	—	—	—	(1,919)	(1,919)

Total	$1,198	$(489,395)	$—	$—	$(1,919)	$(490,116)

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$(267,482)	$(176)	$(13,100)	$—	$(280,758)

Total	$—	$(267,482)	$(176)	$(13,100)	$—	$(280,758)

The table below summarizes changes in unrealized gains or losses recorded in earnings for the year ended December 31, 2008 for Level 3 assets and liabilities that are still held at December 31, 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the year ended December 31, 2008
					Policy
	Investment		Claims		acquisition
	income,net	Investment	and other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities - available-for-sale	$1,020	$(63,561)	$—	$—	$—	$(62,541)
Funds withheld at interest — embedded derivatives	—	(427,798)	—	—	—	(427,798)
Short-term investments	(1)	(35)	—	—	—	(36)
Other invested assets - equity securities	2	(65)	—	—	—	(63)
Reinsurance ceded receivable - embedded derivatives	—	—	—	—	2,538	2,538

Total	$1,021	$(491,459)	$—	$—	$2,538	$(487,900)

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$(267,482)	$3,885	$(70,710)	$—	$(334,307)

Total	$—	$(267,482)	$3,885	$(70,710)	$—	$(334,307)

     Note 7 REINSURANCE
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2008 and 2007, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers and retrocessionaires.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years Ended December 31,	2008	2007	2006

Direct	$2,433	$2,539	$2,958
Reinsurance assumed	5,836,556	5,370,970	4,732,491
Reinsurance ceded	(489,688)	(464,483)	(389,480)

Net premiums	$5,349,301	$4,909,026	$4,345,969

The effect of reinsurance on claims and other policy benefits is as follows (dollars in thousands):

Years Ended December 31,	2008	2007	2006

Direct	$4,075	$3,705	$3,602
Reinsurance assumed	4,753,401	4,231,436	3,667,795
Reinsurance ceded	(295,544)	(251,145)	(183,009)

Net claims and other policy benefits	$4,461,932	$3,983,996	$3,488,388

At December 31, 2008 and 2007, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.
The effect of reinsurance on life insurance in force is shown in the following schedule (in millions):

Life Insurance In Force:	Direct	Assumed	Ceded	Net	Assumed/Net %

December 31, 2008	$70	$2,108,130	$46,267	$2,061,933	102.24%
December 31, 2007	79	2,119,890	48,108	2,071,861	102.32%
December 31, 2006	78	1,941,449	47,458	1,894,069	102.50%
At December 31, 2008, the Company’s U.S. and Asia Pacific segments provided approximately $1.1 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels. As of December 31, 2008, these treaties had approximately $751.5 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,217.6 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the Company at December 31, 2008. In addition, the Company’s collateral finance facility has asset in trust requirements. See Note 16 — “Collateral Finance Facility” for additional information. Securities with an amortized cost of $1,560.1 million, as of December 31, 2008, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. See Note 16 — “Collateral Finance Facility” for additional information on assets in trust.

     Note 8 DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

As of December 31,	2008	2007	2006

Deferred policy acquisition costs:
Assumed	$3,679,002	$3,247,901	$2,900,181
Retroceded	(68,668)	(85,950)	(92,128)

Net	$3,610,334	$3,161,951	$2,808,053

Years Ended December 31,	2008	2007	2006

Beginning of year	$3,161,951	$2,808,053	$2,465,630
Capitalized:
Assumed	961,847	849,139	891,597
Retroceded	(4,851)	(6,433)	(7,252)
Amortized:
Assumed	(823,897)	(676,538)	(630,574)
Allocated to change in value of embedded derivatives	541,752	104,381	(3,735)
Retroceded	22,133	12,611	6,762
Foreign currency changes	(248,601)	70,738	85,625

End of year	$3,610,334	$3,161,951	$2,808,053

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
     Note 9 INCOME TAX
The provision for income tax expense attributable to income from continuing operations consists of the following (dollars in thousands):

Years Ended December 31,	2008	2007	2006

Current income tax expense	$18,876	$45,157	$853
Deferred income tax expense	20,281	83,057	114,708
Foreign current tax expense	26,085	16,947	23,449
Foreign deferred tax expense	27,335	21,484	19,117

Provision for income taxes	$92,577	$166,645	$158,127

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (dollars in thousands):

Years Ended December 31,	2008	2007	2006

Tax provision at U.S. statutory rate	$98,137	$166,221	$157,986
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(7,289)	(3,824)	(4,123)
Travel and entertainment	335	248	198
Deferred tax valuation allowance	230	2,664	274
Amounts related to tax audit contingencies	(241)	1,230	3,780
Change in cash surrender value of insurance policies	1,750	(573)	—
Other, net	(345)	679	12

Total provision for income taxes	$92,577	$166,645	$158,127

Total income taxes were as follows (dollars in thousands):

Years Ended December 31,	2008	2007	2006

Income taxes from continuing operations	$92,577	$166,645	$158,127
Tax benefit on discontinued operations	(5,933)	(7,775)	(2,720)
Income tax from stockholders’ equity:
Net unrealized holding loss on debt and equity securities recognized for financial reporting purposes	(468,719)	(20,768)	(8,223)
Exercise of stock options	(3,785)	(4,476)	(2,821)
Foreign currency translation Unrealized pension and post retirement	5,861	6,557	1,727
Unrealized pension and post retirement	(3,418)	1,642	(6,083)

Total income taxes provided	$(383,417)	$141,825	$140,007

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2008 and 2007, are presented in the following tables (dollars in thousands):

As of December 31,	2008	2007

Deferred income tax assets:
Nondeductible accruals	$43,072	$42,095
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	195,167	126,943
Differences in the tax basis of cash and invested assets	302,949	—
Deferred acquisition costs capitalized for tax	59,625	58,159
Net operating loss carryforward	259,137	325,119
Capital loss and foreign tax credit carryforwards	37,530	7,943

Subtotal	897,480	560,259
Valuation allowance	(7,895)	(7,665)

Total deferred income tax assets	889,585	552,594

Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,032,347	868,085
Reserve for policies and investment income differences	134,978	262,797
Differences in foreign currency translation	32,620	18,469
Differences in the tax basis of cash and invested assets	—	163,876

Total deferred income tax liabilities	1,199,945	1,313,227

Net deferred income tax liabilities	$310,360	$760,633

As of December 31, 2008 and 2007, a valuation allowance for deferred tax assets of approximately $7.9 million and $7.7 million, respectively, was provided on the foreign tax credits, net operating and capital losses of General American Argentina Seguros de Vida, S.A., RGA South Africa Holdings, RGA Financial Products Limited, RGA UK Services Limited, and RGA Reinsurance Company. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized. Except for RGA International Reinsurance Company Ltd., and RGA Global Reinsurance Company Limited, the Company has not recognized a deferred tax liability for the undistributed earnings of its wholly owned foreign subsidiaries because the Company considers these earnings to be permanently reinvested and does not expect these earnings to be repatriated in the foreseeable future.
During 2008, 2007, and 2006, the Company received federal and foreign income tax refunds of approximately $31.0 million, $1.9 million and $46.3 million, respectively. The Company made cash income tax payments of approximately $54.2 million, $26.1 million and $12.9 million in 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, the Company recognized gross deferred tax assets associated with net operating losses of approximately $743.5 million and $932.4 million, respectively, that will expire between 2019 and 2028. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, will not be lost, due to the application of tax planning strategies that management would utilize.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2004.
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
As of December 31, 2008, the Company’s total amount of unrecognized tax benefits was $206.7 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $28.1 million. It is not anticipated that the Company’s liability for unrecognized tax benefits will change significantly over the next 12 months due to the fact that most of the Company’s unrecognized tax benefits are timing in nature and even if recognized, would be offset by the addition of uncertain tax benefits that the Company does not consider effectively settled. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2008	2007

Beginning Balance, January 1	$198,240	$196,317
Additions for tax positions of prior years	7,996	—
Reductions for tax positions of prior years	(3,984)	(5,795)
Additions for tax positions of current year	4,413	7,718
Reductions for tax positions of current year	—	—
Settlements with tax authorities	—	—

Ending Balance, December 31	$206,665	$198,240

During the years ended December 31, 2008 and 2007, the Company recognized $2.5 million and $3.9 million, respectively, in interest expense. As of December 31, 2008 and 2007, the Company had $36.2 million and $33.7 million, respectively, of accrued interest related to unrecognized tax benefits. The net increase of $2.5 million from December 31, 2007 was related to accrued interest on uncertain tax positions offset by reductions in accrued interest on effectively settled positions.
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
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $1.4 million, $1.4 million, and $1.6 million in 2008, 2007 and 2006, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits.

A December 31 measurement date is used for all of the defined benefit and postretirement plans.
Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$44,685	$42,252	$10,754	$12,305
Service cost	3,459	3,082	631	630
Interest cost	2,836	2,303	638	581
Participant contributions	—	—	26	35
Plan amendments	320	—	—	—
Actuarial losses	626	(2,710)	(670)	(2,627)
Benefits paid	(621)	(1,393)	(241)	(170)
Foreign currency rate change effect	(1,433)	1,151	—	—

Benefit obligation at end of year	$49,872	$44,685	$11,138	$10,754

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2008	2007	2008	2007
Change in plan assets:
Fair value of plan assets at beginning of year	$24,184	$21,640	$—	$—
Actual return on plan assets	(8,728)	1,674	—	—
Employer contributions	6,227	2,263	215	135
Participant contributions	—	—	26	35
Benefits paid and expenses	(621)	(1,393)	(241)	(170)
Administrative expense	(18)	—	—	—

Fair value of plan assets at end of year	$21,044	$24,184	$—	$—

Funded status at end of year (1)	$(28,828)	$(20,501)	$(11,138)	$(10,754)

(1)	Funded status includes the impact of obligations associated with various non-qualified executive deferred savings plans for which there are no required funding levels. The Company’s qualified defined benefit pension plan was $8.9 million and $1.6 million under-funded as of December 31, 2008 and 2007, respectively.

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2008	2007	2008	2007
Amounts recognized in balance sheets:
Non-current assets	$—	$—	$—	$—
Current liabilities	(599)	(222)	(197)	(136)
Non-current liabilities	(28,229)	(20,279)	(10,941)	(10,618)

Net amount recognized	$(28,828)	$(20,501)	$(11,138)	$(10,754)

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2008	2007	2008	2007
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$17,265	$5,977	$1,715	$2,479
Net prior service cost	3,536	4,335	—	—

Total	$20,801	$10,312	$1,715	$2,479

The following table presents additional year-end information for pension plans based on the excess or shortfall of plan assets as compared to the accumulated benefit obligation (“ABO”) as of December 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	ABO in Excess of	Plan Assets in	ABO in Excess of	Plan Assets in
	Plan Assets	Excess of ABO	Plan Assets	Excess of ABO

Aggregate projected benefit obligation	$49,872	$—	$18,645	$26,040
Aggregate fair value of plan assets	21,044	—	—	24,184
Accumulated benefit obligation	45,715	—	16,103	22,617
The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
Net periodic benefit cost:	2008	2007	2006	2008	2007	2006
Service cost	$3,459	$3,082	$2,662	$631	$630	$687
Interest cost	2,836	2,303	1,975	638	582	632
Expected return on plan assets	(2,190)	(1,876)	(1,516)	—	—	—
Amortization of prior actuarial losses	512	341	377	92	141	279
Amortization of prior service cost	366	363	316	—	—	—

Net periodic benefit cost	4,983	4,213	$3,814	1,361	1,353	$1,598

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	11,544	(2,508)		(670)	(2,627)
Prior service cost	320	—		—	—
Amortization of actuarial (gains) losses	(512)	(341)		(92)	(141)
Amortization of prior service cost (credit)	(366)	(363)		—	—
Foreign exchange translations and other adjustments	(498)	751		(2)	641

Total recognized in other comprehensive income	10,488	(2,461)		(764)	(2,127)

Total recognized in net periodic benefit cost and other comprehensive income	$15,471	$1,752		$597	$(774)

The Company expects to contribute to the plans $4.6 million in pension benefits and $0.2 million in other benefits during 2009.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension	Other
	Benefits	Benefits

2009	$2,603	$203
2010	3,186	234
2011	4,061	258
2012	4,910	284
2013	5,068	323
2014 -2018	30,188	2,421
The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.3 million and $0.5 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate used to determine benefit obligations	6.20%	5.81%	5.75%	6.30%	6.00%	5.75%
Discount rate used to determine net benefit cost or income	6.19%	5.70%	5.75%	6.00%	5.75%	5.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.22%	4.20%	4.25%	—	—	—
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
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2008	2007
Pre-Medicare eligible claims	8% down to 5% in 2012	9% down to 5% in 2012

Medicare eligible claims	8% down to 5% in 2012	9% down to 5% in 2012
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$315	$(238)
Effect on accumulated postretirement benefit obligation	$2,371	$(1,830)
Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.
          Allocation of the Pension Plan’s total plan fair value and target allocations by asset type:

	Fair Value		Target Allocation
Asset Category:	2008	2007	2008	2007
Equity securities	71%	75%	75%	75%
Debt securities	29%	25%	25%	25%

Total	100%	100%	100%	100%

Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions.
Savings and Investment Plans
Certain subsidiaries of the Company also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $3.4 million, $2.8 million and $1.8 million in 2008, 2007 and 2006, respectively.
     Note 11 RELATED PARTY TRANSACTIONS
General American and MetLife have historically provided certain administrative services to RGA and RGA Reinsurance. Such services include risk management and corporate travel. The cost of these services for the years ended December 31, 2008, 2007 and 2006 was approximately $1.8 million (through the Divestiture Date), $2.8 million and $2.4 million, respectively, included in other expenses. Management does not believe that the various amounts charged for these services would be materially different if they had been incurred from an unrelated third party.
     RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2008, 2007 and 2006 of approximately $0.6 million (through the Divestiture Date), $0.6 million and $0.7 million, respectively.
     The Company also had arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. These direct policies and reinsurance agreements with MetLife and certain of its subsidiaries continue to be in place after the Divestiture Date. As of December 31, 2007, the Company had reinsurance-related assets, excluding investments allocated to support the business, and liabilities from these agreements totaling $105.9 million and $277.6 million, respectively. Additionally, the Company reflected net premiums from these agreements of approximately $163.5 million (through the Divestiture Date), $250.9 million, and $227.8 million in 2008, 2007 and 2006, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income, excluding investment income allocated to support the business, was approximately $15.8 million (through the Divestiture Date), $16.0 million, and $10.9 million in 2008, 2007 and 2006, respectively.
     Note 12 LEASE COMMITMENTS
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2008 are as follows:

2009	$9.7 million
2010	7.3 million
2011	4.9 million
2012	4.3 million
2013	4.2 million
Thereafter	6.5 million
The amounts above are net of expected sublease income of approximately $0.3 million annually through 2010. Rent expenses amounted to approximately $12.5 million, $11.8 million and $7.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS – SIGNIFICANT SUBSIDIARIES
The following table presents selected statutory financial information for the Company’s primary life reinsurance legal entities, as of or for the years ended December 31, 2008, 2007, and 2006 (dollars in thousands):

	Statutory		Statutory
	Capital & Surplus		Net Income (Loss)
	2008	2007	2008	2007	2006
RCM	$1,107,899	$1,184,135	$(2,276)	$5,167	$68,484
RGA Reinsurance	1,103,753	1,184,134	(41,750)	(41,535)	(61,466)
RGA Canada	372,441	413,354	9,915	12,244	12,802
RGA Barbados	226,572	234,466	32,738	54,293	27,065
Timberlake Re	102,854	89,651	(112,859)	(69,621)	(574,694)
RGA Americas	100,535	319,693	(84,712)	31,804	54,978
Other reinsurance subsidiaries	550,744	465,202	117,992	(88,523)	52,002
The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk-based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January

1, 2009, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $110.4 million and $110.4 million, respectively. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.
     Note 14 COMMITMENTS AND CONTINGENT LIABILITIES
The Company has commitments to fund investments in limited partnerships in the amount of $124.6 million at December 31, 2008. The Company anticipates that the majority of these amounts will be invested over the next five years, however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the consolidated balance sheets.
The Company is subject to litigation in the normal course of its business. The Company currently has no material litigation. However, if such material litigation did arise, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated financial position and/or net income in a particular reporting period.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2008 and 2007, there were approximately $26.6 million and $22.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including offshore subsidiaries RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2008 and 2007, $428.8 million and $459.6 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. In September 2007, the Company entered into a five-year, syndicated revolving credit facility with an overall capacity of $750.0 million, replacing its $600.0 million five-year revolving credit facility, which was scheduled to mature in September 2010. The Company may borrow cash and may obtain letters of credit in multiple currencies under the new facility. At December 31, 2008, the Company had $389.7 million in issued, but undrawn, letters of credit under this new facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $273.6 million and $325.1 million as of December 31, 2008 and 2007, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2008, RGA’s exposure related to these guarantees was $159.0 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $4.2 million as of December 31, 2008.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

Note 15 DEBT AND TRUST PREFERRED SECURITIES
The Company’s debt and trust preferred securities consist of the following (dollars in thousands):

	2008	2007

$400 million 6.75% Junior Subordinated Debentures due 2065	$398,646	$398,644
$200 million 6.75% Senior Notes due 2011	199,954	199,938
$300 million 5.625% Senior Notes due 2017	297,757	297,483
Revolving Credit Facilities	21,889	29,773

Total Debt	918,246	925,838
Less portion due in less than one year (short-term debt)	—	(29,773)

Long-term Debt	$918,246	$896,065

$225.0 million 5.75% Preferred Securities due 2051	$159,035	$158,861

In March 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes have been registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $50.0 million of indebtedness under a U.S. bank credit facility. The remaining net proceeds were designated for general corporate purposes. Capitalized issue costs were approximately $2.4 million.
The Company has three revolving credit facilities under which it may borrow up to approximately $807.0 million in cash. As of December 31, 2008, the Company had drawn approximately $21.9 million in cash under these facilities. During 2008, the interest rates on the Company’s revolving credit facilities ranged from 3.11% to 6.13%. The Company may borrow up to $750.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2012. As of December 31, 2008, the Company had no cash borrowings outstanding and $389.7 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2010, with an outstanding balance of £15 million, or $21.9 million, as of December 31, 2008, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balance as of December 31, 2008. Terminations of revolving credit facilities and maturities of senior notes over the next five years total $21.9 million in 2010 and $200.0 million in 2011.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization, change of control provisions, and minimum rating requirements. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount of $100.0 million, bankruptcy proceedings, and any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2008, the Company had $918.2 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
RGA guarantees the payment of amounts outstanding under the credit facility maintained by its subsidiary operation in Australia. At December 31, 2008 there was no debt outstanding under this credit facility.
In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I, issued $225.0 million face amount in Preferred Securities due 2051 at a discounted value of $158.1 million. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the Preferred Securities.
     Note 16 COLLATERAL FINANCE FACILITY
On June 28, 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.8 million direct investments by the Company, collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2008, the Company held assets in trust of $875.7 million for this purpose. In addition, the Company held $9.7 million in custody as of December 31, 2008. Interest on the notes accrues at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $28.7 million and $52.0 million in 2008 and 2007, respectively. The payment of interest and principal on the notes is insured through a financial guaranty insurance policy with a third party. The notes represent senior, secured indebtedness of Timberlake Financial with no recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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

For the Years Ended December 31,	2008	2007	2006

Revenues:
U.S.	$3,148,124	$3,391,007	$3,269,563
Canada	691,948	619,405	542,077
Europe & South Africa	732,475	702,391	604,750
Asia Pacific	1,057,873	908,606	707,377
Corporate and Other	50,783	96,952	69,924

Total from continuing operations	$5,681,203	$5,718,361	$5,193,691

For the Years Ended December 31,	2008	2007	2006

Income (loss) from continuing operations before income taxes:
U.S.	$66,088	$327,928	$322,348
Canada	102,266	81,543	45,766
Europe & South Africa	65,686	47,467	58,241
Asia Pacific	85,509	60,090	58,591
Corporate and Other	(39,157)	(42,110)	(33,558)

Total from continuing operations	$280,392	$474,918	$451,388

For the Years Ended December 31,	2008	2007	2006

Interest expense:
Corporate and Other	$76,161	$76,906	$62,033

Total from continuing operations	$76,161	$76,906	$62,033

For the Years Ended December 31,	2008	2007	2006

Depreciation and amortization:
U.S.	$162,944	$426,713	$489,581
Canada	109,826	86,800	94,246
Europe & South Africa	97,791	120,772	121,385
Asia Pacific	122,031	113,108	105,428
Corporate and Other	7,423	6,990	4,545

Total from continuing operations	$500,015	$754,383	$815,185

The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

As of December 31,	2008	2007

Assets:
U.S.	$15,061,753	$13,779,284
Canada	2,710,187	2,738,005
Europe & South Africa	1,134,990	1,345,900
Asia Pacific	1,413,611	1,355,111
Corporate and Other and discontinued operations	1,338,277	2,379,709

Total assets	$21,658,818	$21,598,009

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
During 2008, three clients generated $297.8 million or 39.6% of gross premiums for the Canada operations. Five clients of the Company’s United Kingdom operations generated approximately $473.4 million, or 63.3% of the total gross premiums for the Europe & South Africa operations. Ten clients, six in Australia, two in Korea and two in Japan, generated approximately $578.7 million, or 56.3% of the total gross premiums for the Asia Pacific operations. There were no significant concentrations of gross premiums with clients in the U.S.
     Note 18 EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2008, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 9,260,077 and 212,500 respectively. The Company generally uses treasury shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $10.7 million, $18.3 million, and $22.0 million related to grants or awards under the Stock Plans was recognized in 2008, 2007 and 2006, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, and restricted stock.
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

	Stock Options
		Weighted-	Aggregate
		Average	Intrinsic Value	# of Performance
	Options	Exercise Price	(in millions)	Contingent Units
Outstanding January 1, 2006	2,798,760	$31.90		249,959
Granted	336,725	$47.47		144,097
Exercised / Lapsed	(329,794)	$26.55		—
Forfeited	(6,140)	$39.49		(1,876)

Outstanding December 31, 2006	2,799,551	$34.39		392,180
Granted	319,487	$59.63		105,453
Exercised / Lapsed	(455,901)	$29.97		(121,307)
Forfeited	(67,884)	$45.81		(22,177)

Outstanding December 31, 2007	2,595,253	$37.98		354,149
Granted	434,622	$56.03		160,968
Exercised / Lapsed	(189,229)	$33.60		(113,667)
Forfeited	(53,462)	$51.01		(18,331)

Outstanding December 31, 2008	2,787,184	$40.84	$5.5	383,119

Options exercisable	1,930,005	$23.98	$36.4

The intrinsic value of options exercised was $1.7 million, $10.3 million, and $9.6 million for 2008, 2007 and 2006, respectively.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2008	Contractual Life	Price	12/31/2008	Price
$00.00 - $24.99	125,849	1.0	$23.19	125,849	$23.19
$25.00 - $34.99	1,127,395	3.2	$29.30	1,127,395	$29.30
$35.00 - $44.99	265,684	4.9	$39.50	265,684	$39.50
$45.00 - $54.99	553,217	6.5	$47.46	338,038	$47.46
$55.00 +	715,039	8.6	$57.50	73,039	$59.63

Totals	2,787,184	5.3	$40.84	1,930,005	$23.98

The Black-Scholes model was used to determine the fair value of stock options granted and recognized in the financial statements. The Company used daily historical volatility when calculating stock option values. The risk-free rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2008, 2007 and 2006 was $14.02, $18.72 and $16.06 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2008-expected dividend yield of 0.6%, risk-free interest rate of 3.23%, expected life of 6.0 years, and an expected rate of volatility of the stock of 20.0% over the expected life of the options; 2007-expected dividend yield of 0.6%, risk-free interest rate of 4.67%, expected life of 6.0 years, and an expected rate of volatility of the stock of 23.4% over the expected life of the options; and 2006-expected dividend yield of 0.76%, risk-free interest rate of

4.35%, expected life of 6.0 years, and an expected rate of volatility of the stock of 28.4% over the expected life of the options.
In general, restrictions lapse on restricted stock awards at the end of a three- or ten-year vesting period. Restricted stock awarded under the plan generally has no strike price and is included in the Company’s shares outstanding. As of December 31, 2008, 13,096 shares of restricted stock were outstanding.
During 2008, 2007 and 2006 the Company also issued 160,968, 105,453 and 144,097 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $56.03, $59.63 and $47.47, respectively. As of December 31, 2008, 156,674, 96,960 and 129,485 PCUs were outstanding from the 2008, 2007 and 2006 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2009, 2008 and 2007, the board approved a 1.33, 1.92 and 2.0 share payout for each PCU granted in 2006, 2005 and 2004, resulting in the issuance of 164,630, 218,240 and 242,613 shares of common stock from treasury, respectively.
As of December 31, 2008, there was $14.3 million of unrecognized compensation costs related to equity-based grants or awards. It is estimated that these costs will vest over a weighted average period of 1.6 years.
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
In February 2009, the board approved an incentive compensation package including 742,234 incentive stock options at $32.20 per share and 308,684 PCUs under the Plan. In addition, non-employee directors received 7,600 shares of common stock under the Directors Plan.
     Note 19 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

	2008	2007	2006

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$187,815	$308,273	$293,261
Shares:
Weighted average outstanding shares (denominator for basic calculation)	63,918	61,857	61,250
Equivalent shares from outstanding stock options and warrants	1,353	2,374	1,812

Diluted shares (denominator for diluted calculation)	65,271	64,231	63,062
Earnings per share from continuing operations:
Basic	$2.94	$4.98	$4.79
Diluted	$2.88	$4.80	$4.65

The calculation of equivalent shares from outstanding stock options does not include the effect of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 1.6 million and 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2008 and 2007, respectively. During 2006, all outstanding options were included in the calculation of common equivalent shares.

Approximately 0.4 million performance contingent shares were excluded from the calculation of common equivalent shares during 2008, 2007 and 2006.
     Note 20 COMPREHENSIVE INCOME
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):
For the year ended December 31, 2008:

	Before-Tax	Tax (Expense)
	Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(250,052)	$12,941	$(237,111)
Foreign currency swap	53,720	(18,802)	34,918

Net foreign currency translation adjustments	(196,332)	(5,861)	(202,193)

Unrealized losses on securities:
Unrealized net holding losses arising during the year	(1,458,293)	511,768	(946,525)
Less: Reclassification adjustment for net losses realized in net income	(122,997)	43,049	(79,948)

Net unrealized losses	(1,335,296)	468,719	(866,577)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	799	(284)	515
Net loss arising during the period	(10,523)	3,701	(6,822)

Unrealized pension and postretirement benefits, net	(9,724)	3,417	(6,307)

Other comprehensive loss	$(1,541,352)	$466,275	$(1,075,077)

For the year ended December 31, 2007:

	Before-Tax	Tax (Expense)
	Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$124,581	$(8,343)	$116,238
Foreign currency swap	(5,104)	1,786	(3,318)

Net foreign currency translation adjustments	119,477	(6,557)	112,920

Unrealized losses on securities:
Unrealized net holding losses arising during the year	(79,990)	33,608	(46,382)
Less: Reclassification adjustment for net losses realized in net income	(36,811)	12,840	(23,971)

Net unrealized losses	(43,179)	20,768	(22,411)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(265)	70	(195)
Net gain arising during the period	4,853	(1,712)	3,141

Unrealized pension and postretirement benefits, net	4,588	(1,642)	2,946

Other comprehensive income	$80,886	$12,569	$93,455

For the year ended December 31, 2006:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount

Foreign currency translation adjustments:
Change arising during year	$25,667	$(1,727)	$23,940
Unrealized losses on securities:
Unrealized net holding losses arising during the year	(38,410)	9,801	(28,609)
Less: Reclassification adjustment for net losses realized in net income	(3,953)	1,578	(2,375)

Net unrealized losses	(34,457)	8,223	(26,234)

Other comprehensive loss	$(8,790)	$6,496	$(2,294)

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

Years Ended December 31,	2008	2007

Change in net unrealized appreciation on:
Fixed maturity securities available-for-sale	$(1,332,268)	$(23,019)
Other investments	(50,229)	(23,712)
Effect of unrealized appreciation on:
Deferred policy acquisition costs	47,201	3,552

Net unrealized appreciation (depreciation)	$(1,335,296)	$(43,179)

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
The reinsurance markets for several accident and health risks, most notably involving workers’ compensation carve-out and personal accident business, have been quite volatile over the past several years. Certain programs are alleged to have been inappropriately underwritten by third party managers, and some of the reinsurers and retrocessionaires involved have alleged material misrepresentation and non-disclosures by the underwriting managers. In particular, over the past several years a number of disputes have arisen in the accident and health reinsurance markets with respect to London market personal accident excess of loss reinsurance programs that involved alleged “manufactured” claims spirals designed to transfer claims losses to higher-level reinsurance layers. While the Company did not underwrite workers’ compensation carve-out business directly, it did offer certain indirect high-level common account coverages to other reinsurers and retrocessionaires, which could result in exposure to workers’ compensation carve-out risks. The Company and other reinsurers and retrocessionaires involved have raised substantial defenses upon which to contest claims arising from these coverages, including defenses based upon the failure of the ceding company to disclose the existence of manufactured claims spirals, inappropriate or unauthorized underwriting procedures and other defenses. As a result, there have been a significant number of claims for rescission, arbitration, and litigation among a number of the parties involved in these various coverages. This has had the effect of significantly slowing the reporting of claims between parties, as the various outcomes of a series of arbitrations and similar actions affect the extent to which higher level reinsurers and retrocessionaires may ultimately have exposure to claims.
The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Management must make estimates and assumptions based on historical loss experience, changes in the nature of the business, anticipated outcomes of claim disputes and claims for rescission, anticipated outcomes of arbitrations, and projected future premium run-off, all of which may affect the level of the claim reserve liability. The accident and health business generated claims higher than those anticipated and therefore, during the fourth quarter of 2008, the Company increased the claim reserve liability related to its discontinued accident and health operations by $9.0 million. The consolidated statements of income for all periods presented reflect this line of business as a discontinued operation. Revenues associated with discontinued operations, which are not reported on a gross basis in the Company’s consolidated statements of income, totaled $2.1 million, $2.0 million and $2.7 million for 2008, 2007 and 2006, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2, the Company changed its method of accounting for income taxes, as required by accounting guidance adopted on January 1, 2007, and changed its method of accounting for defined benefit pension and other postretirement plans as required by accounting guidance which the Company adopted on December 31, 2006.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 27, 2009

Quarterly Data (Unaudited)

Years Ended December 31,
(in thousands, except per share data)

2008	First	Second	Third	Fourth
Revenues from continuing operations	$1,360,267	$1,642,606	$1,310,295	$1,368,035
Revenues from discontinued operations	$111	$316	$935	$705

Income from continuing operations before income taxes	$56,688	$170,964	$32,546	$20,194

Income from continuing operations	$36,589	$110,806	$25,250	$15,170
Loss from discontinued accident and health operations, net of income taxes	(5,084)	(104)	(22)	(5,809)

Net income	$31,505	$110,702	$25,228	$9,361

Total outstanding common shares — end of period	62,235	62,316	62,325	72,622

Basic Earnings Per Share
Continuing operations	$0.59	$1.78	$0.41	$0.22
Discontinued operations	(0.08)	—	(0.01)	(0.08)

Net income	$0.51	$1.78	$0.40	$0.14

Diluted Earnings Per Share
Continuing operations	$0.57	$1.73	$0.40	$0.22
Discontinued operations	(0.08)	—	—	(0.08)

Net income	$0.49	$1.73	$0.40	$0.14

Dividends declared per share	$0.09	$0.09	$0.09	$0.09

Market price of common stock
Quarter end	$54.44	$43.52	$54.00	$42.82
Common stock price, high	59.31	57.81	64.10	53.59
Common stock price, low	47.45	43.19	40.95	26.15

2007	First	Second	Third	Fourth
Revenues from continuing operations	$1,354,649	$1,488,776	$1,378,341	$1,496,595
Revenues from discontinued operations	$658	$648	$279	$411

Income from continuing operations before income taxes	$119,230	$123,713	$121,730	$110,245

Income from continuing operations	$76,937	$79,037	$80,798	$71,501
Loss from discontinued accident and health operations, net of income taxes	(685)	(1,562)	(4,277)	(7,915)

Net income	$76,252	$77,475	$76,521	$63,586

Total outstanding common shares — end of period	61,725	61,993	61,999	62,031

Basic Earnings Per Share
Continuing operations	$1.25	$1.28	$1.30	$1.15
Discontinued operations	(0.01)	(0.03)	(0.07)	(0.12)

Net income	$1.24	$1.25	$1.23	$1.03

Diluted Earnings Per Share
Continuing operations	$1.20	$1.22	$1.26	$1.11
Discontinued operations	(0.01)	(0.02)	(0.07)	(0.12)

Net income	$1.19	$1.20	$1.19	$0.99

Dividends per share on common stock	$0.09	$0.09	$0.09	$0.09

Market price of common stock
Quarter end	$57.72	$60.24	$56.69	$52.48
Common stock price, high	59.84	64.79	61.49	59.37
Common stock price, low	53.47	57.42	48.81	49.94
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. There were 165,708 stockholders of record of RGA’s common stock on January 30, 2009.
See “Shareholder Dividends” and “Debt and Trust Preferred Securities” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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
          There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
          Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2008 pertaining to financial reporting in accordance with the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
          In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2008.
          Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
     We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 27, 2009

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
          Todd C. Larson, 45, is Senior Vice President, Controller and Treasurer. Prior to joining the Company in 1995, Mr. Larson was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
          Jack B. Lay, 54, is Senior Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
          Alain Néemeh, 41, is President and Chief Executive Officer of RGA Life Reinsurance Company of Canada. He served as Executive Vice President of Operations, and Chief Financial Officer from 2001 until he attained his current position in 2006. He joined the finance area at RGA Canada in 1997 from KPMG where he provided audit and other services to a variety of clients in the financial services, manufacturing and retail sectors.
          Paul Nitsou, 47, is President of RGA International Corporation. He served as Executive Vice President prior to attaining his current position in June 2004. He joined RGA in 1996 and began his life insurance career in 1985 at Manulife Financial where he held numerous actuarial-related positions.
          Paul A. Schuster, 54, is Senior Executive Vice President, U.S. Division and became Chairman President and Chief Executive Officer of RGA Reinsurance Company, effective May 1, 2008. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.
          James E. Sherman, 55, is Executive Vice President, General Counsel and Secretary of the Company. Prior to joining the Company in 2001, Mr. Sherman served as Associate General Counsel of General American Life Insurance Company from 1995 until 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.
          Graham S. Watson, 59, is Senior Executive Vice President, International and Chief Marketing Officer of RGA, and Chief Executive Officer of RGA International Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.
          A. Greig Woodring, 57, is President and Chief Executive Officer of the Company. Mr. Woodring also is an executive officer of General American Life Insurance Company (“General American”). He headed General American’s reinsurance business from 1986 until the Company’s formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.

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
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)     1. Financial Statements
          The following consolidated statements are included within Item 8 under the following captions:
          2. Schedules, Reinsurance Group of America, Incorporated and Subsidiaries

Schedule		Page
I	Summary of Investments	138
II	Condensed Financial Information of the Registrant	139
III	Supplementary Insurance Information	140-141
IV	Reinsurance	142
V	Valuation and Qualifying Accounts	143
          All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.
          3. Exhibits
          See the Index to Exhibits on page 145.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES
December 31, 2008
(in millions)

			Amount at
			Which
			Shown in
		Fair	the Balance
Type of Investment	Cost	Value (3)	Sheets (1)(3)
Fixed maturities:
Bonds:
United States government and government agencies and authorities	$7.6	$8.4	$8.4
State and political subdivisions	46.5	38.7	38.7
Foreign governments (2)	1,838.9	2,249.5	2,249.5
Public utilities (2)	666.1	591.0	591.0
Mortgage-backed and asset-backed securities	2,800.7	2,249.2	2,249.2
All other corporate bonds (2)	4,023.1	3,395.0	3,395.0

Total fixed maturities	9,382.9	8,531.8	8,531.8

Equity securities	40.6	36.0	36.0
Non-redeemable preferred stock	187.5	123.4	123.4
Mortgage loans on real estate	775.0	XXXX	775.0
Policy loans	1,096.7	XXXX	1,096.7
Funds withheld at interest	4,520.4	XXXX	4,520.4
Short-term investments	58.1	XXXX	58.1
Other invested assets	469.3	XXXX	469.3

Total investments	$16,530.5	XXXX	$15,610.7

(1)	Fixed maturities are classified as available-for-sale and carried at fair value.

(2)	The following exchange rates have been used to convert foreign securities to U.S. dollars:

Canadian dollar	$0.820479/C$1.00
South African rand	$0.104987/1.0 rand
Australian dollar	$0.702600/A$1.00
UK pound sterling	$1.459300/£1.00
Japanese yen	$0.011033/1.0 yen

(3)	Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

CONDENSED BALANCE SHEETS	2008	2007	2006
Assets:
Fixed maturity securities available-for-sale, at fair value	$151,160	$205,536
Short-term and other investments	66,487	1,418
Cash and cash equivalents	245,737	7,365
Investment in subsidiaries	3,187,636	4,017,991
Other assets	315,188	214,409

Total assets	$3,966,208	$4,446,719

Liabilities and stockholders’ equity:
Long-term debt (1)	$1,083,173	$1,090,765
Other liabilities	266,227	166,122
Stockholders’ equity	2,616,808	3,189,832

Total liabilities and stockholders’ equity	$3,966,208	$4,446,719

CONDENSED STATEMENTS OF INCOME
Interest / dividend income (2)	$136,995	$28,111	$22,686
Investment related losses, net	(2,940)	(10,767)	(379)
Operating expenses	(9,541)	(25,766)	(31,160)
Interest expense	(76,007)	(75,586)	(60,552)

Income before income tax and undistributed earnings of subsidiaries	48,507	(84,008)	(69,405)
Income tax benefit	(14,591)	(23,740)	(19,118)

Net loss before undistributed earnings of subsidiaries	63,098	(60,268)	(50,287)
Equity in undistributed earnings of subsidiaries	113,698	354,102	338,497

Net income	$176,796	$293,834	$288,210

CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$176,796	$293,834	$288,210
Equity in earnings of subsidiaries	(113,698)	(354,102)	(338,497)
Other, net	78,001	132,242	6,328

Net cash provided by (used in) operating activities	141,099	71,974	(43,959)

Investing activities:
Sales of fixed maturity securities available-for-sale	119,681	38,474	133,271
Purchases of fixed maturity securities available-for-sale	(85,307)	(203,650)	(76,124)
Purchases of subsidiary debt securities	(50,000)	—	—
Change in short-term and other investments	(4,579)	(6,478)	115,685
Principal payment from subsidiary debt	—	—	790
Capital contributions to subsidiaries	(175,719)	(160,250)	(18,716)

Net cash provided by (used in) investing activities	(195,924)	(331,904)	154,906

Financing activities:
Dividends to stockholders	(23,329)	(22,256)	(22,040)
Acquisition of treasury stock	(3,104)	(4,502)	(194)
Excess tax benefits from share-based payment arrangement	3,815	4,476	2,819
Reissuance (acquisition) of treasury stock, net	6,601	13,058	8,982
Net change in securities sold under agreements to repurchase
and cash collateral for derivative positions	(22,664)	30,094	—
Principal payments on debt	—	(50,000)	(100,000)
Proceeds from long-term debt borrowings, net	—	295,311	—
Proceeds from offering of common stock, net and warrant conversion	331,878	—	—

Net cash provided by (used in) financing activities	293,197	266,181	(110,433)

Net change in cash and cash equivalents	238,372	6,251	514
Cash and cash equivalents at beginning of year	7,365	1,114	600

Cash and cash equivalents at end of year	$245,737	$7,365	$1,114

(1)	Includes $398.6 million of subordinated debt, $519.7 million of Senior Debt, and $164.9 million of intercompany subordinated debt.

(2)	2008 includes $100.0 million of cash dividends received from consolidated subsidiaries. No cash dividends were received from consolidated subsidiaries in 2007 or 2006.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
			Future Policy Benefits and
	Deferred Policy		Interest-Sensitive		Other Policy Claims and
	Acquisition Costs		Contract Liabilities		Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded

2007
U.S. operations	$1,960,143	$(31,538)	$9,788,472	$(155,047)	$930,153	$(76,694)
Canada operations	293,009	(829)	2,163,692	(212,650)	119,942	(14,263)
Europe & South Africa operations	641,171	(41,907)	507,182	(40,738)	402,177	(30,734)
Asia Pacific operations	351,100	(11,676)	518,811	(44,516)	571,633	(48,949)
Corporate and Other	2,478	—	209	—	1,625	—
Discontinued operations	—	—	11,872	—	29,744	(645)

Total	$3,247,901	$(85,950)	$12,990,238	$(452,951)	$2,055,274	$(171,285)

2008
U.S. operations	$2,638,586	$(30,612)	$11,152,805	$(157,920)	$951,412	$(85,652)
Canada operations	260,196	(672)	1,915,544	(194,601)	99,191	(15,945)
Europe & South Africa operations	443,865	(29,156)	423,313	(37,599)	331,433	(30,656)
Asia Pacific operations	334,639	(8,228)	618,912	(35,850)	501,170	(25,131)
Corporate and Other	1,716	—	46	—	4,457	—
Discontinued operations	—	—	11,852	—	35,355	(546)

Total	$3,679,002	$(68,668)	$14,122,472	$(425,970)	$1,923,018	$(157,930)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
			Policyholder
		Net	Benefits and		Other
	Premium	Investment	Interest	Amortization	Operating
	Income	Income	Credited	of DAC	Expenses

2006
U.S. operations	$2,653,512	$572,119	$(2,416,879)	$(388,727)	$(141,609)
Canada operations	429,438	106,973	(387,052)	(80,013)	(29,246)
Europe & South Africa operations	587,903	16,311	(415,619)	(86,884)	(44,006)
Asia Pacific operations	673,179	28,105	(512,740)	(87,749)	(48,297)
Corporate and Other	1,937	56,147	(869)	(66)	(102,547)

Total	$4,345,969	$779,655	$(3,733,159)	$(643,439)	$(365,705)

2007
U.S. operations	$2,874,759	$624,138	$(2,594,257)	$(315,096)	$(153,726)
Canada operations	487,136	124,634	(426,224)	(71,122)	(40,516)
Europe & South Africa operations	678,551	26,167	(516,679)	(84,007)	(54,238)
Asia Pacific operations	864,550	36,388	(692,859)	(92,810)	(62,847)
Corporate and Other	4,030	96,577	(43)	(62)	(138,957)

Total	$4,909,026	$907,904	$(4,230,062)	$(563,097)	$(450,284)

2008
U.S. operations	$3,099,632	$571,611	$(2,906,018)	$(48,897)	$(127,121)
Canada operations	534,271	140,434	(456,437)	(93,162)	(40,083)
Europe & South Africa operations	707,768	32,993	(532,292)	(64,691)	(69,806)
Asia Pacific operations	1,000,814	47,400	(799,376)	(99,637)	(73,351)
Corporate and Other	6,816	78,838	(988)	(826)	(88,126)

Total	$5,349,301	$871,276	$(4,695,111)	$(307,213)	$(398,487)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV — REINSURANCE
(in millions)

	As of or for the Year ended December 31,
					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
2006
Life insurance in force	$78	$47,458	$1,941,449	$1,894,069	102.50%
Premiums
U.S. operations	$2.0	$184.7	$2,836.2	$2,653.5	106.89%
Canada operations	—	127.4	556.8	429.4	129.67%
Europe & South Africa operations	—	42.1	630.0	587.9	107.16%
Asia Pacific operations	—	35.4	708.6	673.2	105.26%
Corporate and Other	1.0	—	1.0	2.0	50.00%

Total	$3.0	$389.6	$4,732.6	$4,346.0	108.90%

2007
Life insurance in force	$79	$48,108	$2,119,890	$2,071,861	102.32%
Premiums
U.S. operations	$2.2	$201.2	$3,073.8	$2,874.8	106.92%
Canada operations	—	188.6	675.7	487.1	138.72%
Europe & South Africa operations	—	41.0	719.6	678.6	106.04%
Asia Pacific operations	—	33.7	898.2	864.5	103.90%
Corporate and Other	0.3	—	3.7	4.0	92.50%

Total	$2.5	$464.5	$5,371.0	$4,909.0	109.41%

2008
Life insurance in force	$70	$46,267	$2,108,130	$2,061,933	102.24%
Premiums
U.S. operations	$2.2	$205.6	$3,303.0	$3,099.6	106.56%
Canada operations	—	216.9	751.2	534.3	140.60%
Europe & South Africa operations	—	40.1	747.9	707.8	105.67%
Asia Pacific operations	—	27.1	1,027.9	1,000.8	102.71%
Corporate and Other	0.2	—	6.6	6.8	97.06%

Total	$2.4	$489.7	$5,836.6	$5,349.3	109.11%

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
December 31,
(in millions)

	Balance at	Charges to
	Beginning of	Costs and	Charged to Other		Balance at End
Description	Period	Expenses	Accounts	Deductions (1)	of Period

2006
Allowance on income taxes	$4.7	$—	$0.3	$—	$5.0

2007
Allowance on income taxes	$5.0	$2.8	$—	$0.1	$7.7

2008
Allowance on income taxes	$7.7	$0.2	$—	$—	$7.9
Valuation allowance for mortgage loans	$—	$0.5	$—	$—	$0.5

(1)	Deductions represent normal activity associated with the Company’s release of income tax valuation allowances.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.

By:	/s/ A. Greig Woodring A. Greig Woodring
President and Chief Executive Officer

Date: March 2, 2009
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2009.

Signatures		Title

/s/ J. Cliff Eason J. Cliff Eason	March 2, 2009 *	Chairman of the Board and Director

/s/ A. Greig Woodring	March 2, 2009	President, Chief Executive Officer,
A. Greig Woodring		and Director (Principal Executive Officer)

/s/ William J. Bartlett William J. Bartlett	March 2, 2009 *	Director

/s/ Stuart I. Greenbaum Stuart I. Greenbaum	March 2, 2009 *	Director

/s/ Alan C. Henderson Alan C. Henderson	March 2, 2009 *	Director

/s/ Arnoud W.A. Boot Arnoud W.A. Boot	March 2, 2009 *	Director

/s/ John F. Danahy John F. Danahy	March 2, 2009 *	Director

/s/ Jack B. Lay	March 2, 2009	Senior Executive Vice President and Chief
Jack B. Lay		Financial Officer (Principal Financial and Accounting Officer)

* By: /s/ Jack B. Lay	March 2, 2009
Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit
Number	Description

2.1	Reinsurance Agreement dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.2	Retrocession Agreement dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992, incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.3	Reinsurance Agreement dated as of January 1, 1993 between RGA Reinsurance Company (formerly “Saint Louis Reinsurance Company”) and General American, incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.4	Master Agreement by and between Allianz Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File no. 1-11848) filed on October 9, 2003

2.5	Life Coinsurance Retrocession Agreement by and between Allianz Life Insurance of North America and RGA Reinsurance Company, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (File no. 1-11848) filed on October 9, 2003

2.6	Recapitalization and Distribution Agreement, dated as of June 1, 2008 (the “R&D Agreement”), by and between Reinsurance Group of America, Incorporated (“RGA”) and MetLife, Inc. (the schedules of which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request), incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on June 5, 2008

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 25, 2008

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on November 25, 2008

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s registration statement on Form 8-A filed on November 17, 2008

4.2	Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee (which includes the form of Global Unit Certificate as Exhibit A), incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.3	First Supplement to Unit Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor agent to The Bank of New York, incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed on September 12, 2008

4.4	Form of Warrant Agreement between the Company and the Bank of New York, as Warrant Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

Exhibit
Number	Description

4.5	First Amendment to Warrant Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor warrant agent to The Bank of New York (which includes the form of Warrant Certificate as Exhibit A), incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed September 12, 2008

4.6	Trust Agreement of RGA Capital Trust I (which includes the form of Preferred Security Certificate as Exhibit A), incorporated by reference to Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

4.7	Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.8	Form of Preferred Security Certificate for the Trust, included as Exhibit A to Exhibit 4.11 to this Report

4.9	Form of Remarketing Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.12 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.10	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.11	Form of First Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.12	Form of Guarantee Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.13	Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Original S-3

4.14	Form of First Supplemental Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Senior Notes Due 2011, incorporated by reference to Exhibit 4.8 to Form 8-K dated December 12, 2001 (File No. 1-11848), filed December 18, 2001

4.15	Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Junior Subordinated Debentures Due 2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 5, 2005 (File No. 1-11848), filed on December 9, 2005

4.16	Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007

4.17	Second Amended and Restated Section 382 Rights Agreement dated as of November 25, 2008, between RGA and Mellon Investor Services LLC (which includes the form of Second Amended and Restated Certificate of Designation, Preferences and Rights of Series A-1 Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B), incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 25, 2008

10.1	Management Agreement dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.2	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

Exhibit
Number	Description

10.3	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.4	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5	RGA 2008 Management Incentive Plan, effective May 21, 2008, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 21, 2008*

10.6	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.7	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.8	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.9	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.10	RGA Flexible Stock Plan as amended and restated effective July 1, 1998, incorporated by reference to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004, at the corresponding exhibit*

10.11	Amendment effective as of May 24, 2000 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.13 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.12	Second Amendment effective as of May 28, 2003 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.13	Third Amendment effective as of May 26, 2004 to the RGA Flexible Stock Plan as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2004 (File No. 1-11848), filed on August 6, 2004*

10.14	Fourth Amendment, effective as of May 23, 2007 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on July 21, 2008*

10.15	Fifth Amendment, effective as of May 21, 2008 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on July 21, 2008*

10.16	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.17	Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

Exhibit
Number	Description

10.18	RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.19	RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.20	Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2005 (File No. 1-11848), filed on April 25, 2005*

10.21	Credit Agreement, dated as of September 24, 2007, by and among RGA and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 24, 2007 (File No. 1-11848), filed on September 27, 2007

10.22	First Amendment dated as of December 20, 2007 to Credit Agreement, dated as of September 24, 2007, by and among RGA and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.21 to Form 10-K for the period ended December 31, 2007 (File No. 1-11848), filed on February 28, 2008

10.23	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Eason, Greenbaum, and Henderson

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.