Form 10-Q
period 2009-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2009-05-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, 72,763,398 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $9,873,449 and $9,382,848 at March 31, 2009 and December 31, 2008, respectively)	$8,831,920	$8,531,804
Mortgage loans on real estate	764,038	775,050
Policy loans	1,081,030	1,096,713
Funds withheld at interest	4,505,054	4,520,398
Short-term investments	54,552	58,123
Other invested assets	582,784	628,649

Total investments	15,819,378	15,610,737
Cash and cash equivalents	586,542	875,403
Accrued investment income	118,140	87,424
Premiums receivable and other reinsurance balances	657,647	640,235
Reinsurance ceded receivables	746,736	735,155
Deferred policy acquisition costs	3,602,857	3,610,334
Other assets	103,014	99,530

Total assets	$21,634,314	$21,658,818

Liabilities and Stockholders’ Equity
Future policy benefits	$6,636,919	$6,431,530
Interest-sensitive contract liabilities	7,613,489	7,690,942
Other policy claims and benefits	1,956,834	1,923,018
Other reinsurance balances	197,695	173,645
Deferred income taxes	251,261	310,360
Other liabilities	577,909	585,199
Long-term debt	917,913	918,246
Collateral finance facility	850,019	850,035
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,081	159,035

Total liabilities	19,161,120	19,042,010

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; 73,363,398 shares issued at March 31, 2009 and December 31, 2008)	734	734
Warrants	66,912	66,914
Additional paid-in-capital	1,455,022	1,450,041
Retained earnings	1,691,292	1,682,087
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	(3,050)	19,794
Unrealized depreciation of securities, net of income taxes	(695,070)	(553,407)
Pension and postretirement benefits, net of income taxes	(14,456)	(14,658)

Total stockholders’ equity before treasury stock	2,501,384	2,651,505
Less treasury shares held of 600,125 and 740,195 at cost at March 31, 2009 and December 31, 2008, respectively	(28,190)	(34,697)

Total stockholders’ equity	2,473,194	2,616,808

Total liabilities and stockholders’ equity	$21,634,314	$21,658,818

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,346,047	$1,298,065
Investment income, net of related expenses	223,196	199,526
Investment related losses, net	(72,262)	(155,260)
Other revenues	33,859	17,936

Total revenues	1,530,840	1,360,267
Benefits and Expenses:
Claims and other policy benefits	1,169,744	1,119,512
Interest credited	36,909	73,897
Policy acquisition costs and other insurance expenses	198,801	16,262
Other operating expenses	66,749	63,340
Interest expense	22,117	23,094
Collateral finance facility expense	2,314	7,474

Total benefits and expenses	1,496,634	1,303,579
Income from continuing operations before income taxes	34,206	56,688
Provision for income taxes	10,916	20,099

Income from continuing operations	23,290	36,589
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	—	(5,084)

Net income	$23,290	$31,505

Basic earnings per share:
Income from continuing operations	$0.32	$0.59
Discontinued operations	—	(0.08)

Net income	$0.32	$0.51

Diluted earnings per share:
Income from continuing operations	$0.32	$0.57
Discontinued operations	—	(0.08)

Net income	$0.32	$0.49

Dividends declared per share	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$23,290	$31,505
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(30,900)	(26,493)
Premiums receivable and other reinsurance balances	(47,375)	(49,386)
Deferred policy acquisition costs	(26,277)	(204,731)
Reinsurance ceded balances	(11,581)	(36,664)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	384,229	330,732
Deferred income taxes	35,531	43,762
Other assets and other liabilities, net	(1,633)	(48,290)
Amortization of net investment premiums, discounts and other	(34,342)	(23,199)
Investment related losses, net	72,262	155,260
Excess tax benefits from share-based payment arrangement	(1,442)	(3,547)
Other, net	(9,277)	19,566

Net cash provided by operating activities	352,485	188,515

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	423,107	575,587
Maturities of fixed maturity securities available-for-sale	9,476	53,521
Purchases of fixed maturity securities available-for-sale	(965,271)	(832,146)
Cash invested in funds withheld at interest	(23,100)	(26,946)
Net increase on securitized lending activities	—	21,267
Principal payments on mortgage loans on real estate	8,065	18,799
Principal payments on policy loans	15,684	19,975
Change in short-term investments and other invested assets	772	(76,318)

Net cash used in investing activities	(531,267)	(246,261)

Cash Flows from Financing Activities:
Dividends to stockholders	(6,537)	(5,585)
Purchases of treasury stock	(1,607)	(3,093)
Excess tax benefits from share-based payment arrangement	1,442	3,547
Exercise of stock options, net	250	1,489
Change in securities sold under agreements to repurchase and cash collateral for derivative positions	(52,955)	31,912
Excess payments on universal life and other investment type policies and contracts	(44,496)	(70,750)

Net cash used in financing activities	(103,903)	(42,480)
Effect of exchange rate changes on cash	(6,176)	(42)

Change in cash and cash equivalents	(288,861)	(100,268)
Cash and cash equivalents, beginning of period	875,403	404,351

Cash and cash equivalents, end of period	$586,542	$304,083

Supplementary information:
Cash paid for interest	$13,390	$20,824
Cash paid for income taxes, net of refunds	$3,847	$12,095
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K (“2008 Annual Report”) filed with the Securities and Exchange Commission on March 2, 2009.
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
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended
	March 31, 2009	March 31, 2008

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$23,290	$36,589
Shares:
Weighted average outstanding shares (denominator for basic calculation)	72,710	62,146
Equivalent shares from outstanding stock options	174	2,084

Denominator for diluted calculation	72,884	64,230
Earnings per share:
Basic	$0.32	$0.59
Diluted	$0.32	$0.57

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2009, approximately 1.5 million stock options and approximately 0.6 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2008, approximately 0.7 million stock options and approximately 0.4 million performance contingent shares were excluded from the calculation.
3. Comprehensive Income
The following schedule reflects the change in accumulated other comprehensive income (dollars in thousands):

	Three months ended
	March 31, 2009	March 31, 2008

Net income	$23,290	$31,505
Accumulated other comprehensive income (loss), net of income tax:
Unrealized losses, net of reclassification adjustment for losses included in net income	(141,663)	(145,996)
Currency translation adjustments	(22,844)	(18,325)
Unrealized pension and postretirement benefit adjustment	202	152

Comprehensive loss	$(141,015)	$(132,664)

4. Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2009 and December 31, 2008. Fair values have been determined by using available market information and the valuation methodologies described in Note 6 of the consolidated financial statements accompanying the 2008 Annual Report. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts (dollars in thousands):

	March 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value

Assets:
Fixed maturity securities	$8,831,920	$8,831,920	$8,531,804	8,531,804
Mortgage loans on real estate	764,038	691,745	775,050	755,383
Policy loans	1,081,030	1,081,030	1,096,713	1,096,713
Funds withheld at interest	4,505,054	4,390,353	4,520,398	4,494,716
Short-term investments	54,552	54,552	58,123	58,123
Other invested assets	582,784	571,401	628,649	638,087
Cash and cash equivalents	586,542	586,542	875,403	875,403
Accrued investment income	118,140	118,140	87,424	87,424
Reinsurance ceded receivables	118,156	48,315	115,445	11,233
Liabilities:
Interest-sensitive contract liabilities	$5,580,634	$5,401,722	$5,664,488	$4,890,669
Long-term and short-term debt	917,913	531,484	918,246	606,890
Collateral finance facility	850,019	357,000	850,035	493,000
Company-obligated mandatorily redeemable preferred securities	159,081	174,948	159,035	186,082
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
Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In accordance with SFAS 157, valuation techniques utilized by management for invested assets and embedded derivatives reported at fair value are generally categorized into three types:
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
For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a market standard method, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk that takes into consideration the Company’s financial strength rating, also commonly referred to as a claims paying rating. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the Company’s credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior, including future equity participation rates, and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the value of embedded derivatives liabilities associated with equity-indexed annuity reinsurance treaties.
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
For the quarter ended March 31, 2009, the application of valuation methodologies applied to similar assets and liabilities has been consistent.
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
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 are summarized below (dollars in thousands).

	March 31, 2009
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,102,270	$—	$2,295,713	$806,557
Canadian and Canadian provincial governments	1,807,262	—	1,802,479	4,783
Residential mortgage-backed securities	1,207,289	—	1,128,362	78,927
Foreign corporate securities	1,148,472	1,703	871,432	275,337
Asset-backed securities	385,205	—	137,163	248,042
Commercial mortgage-backed securities	721,992	—	670,017	51,975
U.S. government and agencies securities	3,771	3,718	53	—
State and political subdivision securities	34,581	5,759	—	28,822
Other foreign government securities	421,078	85,951	247,504	87,623

Total fixed maturity securities — available-for-sale	8,831,920	97,131	7,152,723	1,582,066
Funds withheld at interest — embedded derivatives	(553,313)	—	—	(553,313)
Short-term investments	11,863	—	10,158	1,705
Other invested assets — equity securities	126,156	75,117	33,704	17,335
Other invested assets — derivatives	173,086	—	173,086	—
Reinsurance ceded receivable — embedded derivatives	61,544	—	—	61,544

Total	$8,651,256	$172,248	$7,369,671	$1,109,337

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(733,864)	$—	$—	$(733,864)
Other liabilities — derivatives	(18,940)	—	(18,940)	—

Total	$(752,804)	$—	$(18,940)	$(733,864)

	December 31, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,012,633	$—	$2,196,348	$816,285
Canadian and Canadian provincial governments	1,891,239	—	1,881,274	9,965
Residential mortgage-backed securities	1,149,185	—	1,118,761	30,424
Foreign corporate securities	973,433	1,714	795,111	176,608
Asset-backed securities	339,378	—	107,509	231,869
Commercial mortgage-backed securities	760,590	—	701,549	59,041
U.S. government and agencies securities	8,431	3,072	5,359	—
State and political subdivision securities	38,654	6,167	—	32,487
Other foreign government securities	358,261	85,606	167,216	105,439

Total fixed maturity securities — available-for-sale	8,531,804	96,559	6,973,127	1,462,118
Funds withheld at interest — embedded derivatives	(512,888)	—	—	(512,888)
Short-term investments	570	—	218	352
Other invested assets — equity securities	159,374	104,526	37,399	17,449
Other invested assets — derivatives	206,341	—	206,341	—
Reinsurance ceded receivable — embedded derivatives	66,716	—	—	66,716

Total	$8,451,917	$201,085	$7,217,085	$1,033,747

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$—	$—	$(807,431)
Other liabilities — derivatives	(10,189)	—	(10,189)	—

Total	$(817,620)	$—	$(10,189)	$(807,431)

As of March 31, 2009 and December 31, 2008, respectively, the Company classified approximately 17.9% and 17.1% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended March 31, 2009
		Total gains/losses
		(realized/unrealized) included in:		Purchases,	Transfers
	Balance		Other	issuances	in and/or	Balance
	January 1,		comprehensive	and	out of	March 31,
	2009	Earnings, net	income	disposals	Level 3	2009

Assets:
Fixed maturity securities available-for-sale	$1,462,118	$(36,552)	$8,423	$138,920	$9,157	$1,582,066
Funds withheld at interest — embedded derivatives	(512,888)	(40,425)	—	—	—	(553,313)
Short-term investments	352	(566)	635	1,284	—	1,705
Other invested assets — equity securities	17,449	(5,771)	4,393	1,078	186	17,335
Reinsurance ceded receivable — embedded derivatives	66,716	(1,630)	—	(3,542)	—	61,544

Total	$1,033,747	$(84,944)	$13,451	$137,740	$9,343	$1,109,337

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$57,805	$—	$15,762	$—	$(733,864)

Total	$(807,431)	$57,805	$—	$15,762	$—	$(733,864

	Total Fair Value Measurements for the three months ended March 31, 2008
		Total gains/losses
		(realized/unrealized) included in:			Transfers
	Balance		Other	Purchases,	in and/or	Balance
	January 1,		comprehensive	issuances and	out of	March 31,
	2008	Earnings, net	loss	disposals	Level 3	2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(7,110)	$(36,121)	$71,283	$(18,940)	$1,509,166
Funds withheld at interest — embedded derivatives	(85,090)	(148,528)	—	—	—	(233,618)
Other invested assets — equity securities	13,950	1	(479)	6,730	—	20,202
Reinsurance ceded receivable — embedded derivatives	68,298	6,045	—	3,873	—	78,216

Total	$1,497,212	$(149,592)	$(36,600)	$81,886	$(18,940)	$1,373,966

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(531,160)	$(43,678)	$—	$(10,734)	$—	$(585,572)

Total	$(531,160)	$(43,678)	$—	$(10,734)	$—	$(585,572)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2009 and 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months
	ended March 31, 2009
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$1,321	$(37,873)	$—	$—	$—	$(36,552)
Funds withheld at interest — embedded derivatives	—	(40,425)	—	—	—	(40,425)
Short-term investments	7	(573)	—	—	—	(566)
Other invested assets — equity securities	(508)	(5,263)	—	—	—	(5,771)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(1,630)	(1,630)

Total	$820	$(84,134)	$—	$—	$(1,630)	$(84,944)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$35,213	$(1,567)	$24,159	$—	$57,805

Total	$—	$35,213	$(1,567)	$24,159	$—	$57,805

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months
	ended March 31, 2008
						Policy
	Investment			Claims		acquisition
	income, net	Investment		& other		costs and other
	of related	related gains	Other	policy	Interest	insurance
	expenses	(losses), net	revenues	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$(188)	$(6,922)	$—	$—	$—	$—	$(7,110)
Funds withheld at interest — embedded derivatives	—	(148,528)	—	—	—	—	(148,528)
Other invested assets — equity securities	1	—	—	—	—	—	1
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	—	6,045	6,045

Total	$(187)	$(155,450)	$—	$—	$—	$6,045	$(149,592)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(6,487)	$—	$451	$(37,642)	$—	$(43,678)

Total	$—	$(6,487)	$—	$451	$(37,642)	$—	$(43,678)

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three months ended March 31, 2009 and 2008 for Level 3 assets and liabilities that were still held at March 31, 2009 and 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the three months ended March 31, 2009
					Policy
	Investment		Claims &		acquisition
	income, net	Investment	other		costs and other
	of related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$1,338	$(34,394)	$—	$—	$—	$(33,056)
Funds withheld at interest — embedded derivatives	—	(40,425)	—	—	—	(40,425)
Short-term investments	7	(408)	—	—	—	(401)
Other invested assets — equity securities	(508)	(4,283)	—	—	—	(4,791)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	492	492

Total	$837	$(79,510)	$—	$—	$492	$(78,181)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$35,213	$(3,329)	$16,413	$—	$48,297

Total	$—	$35,213	$(3,329)	$16,413	$—	$48,297

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting date for the three
	months ended March 31, 2008
						Policy
						acquisition
	Investment	Investment		Claims &		costs and
	income, net	related		Other		other
	of related	gains	Other	policy	Interest	insurance
	expenses	(losses), net	revenues	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$(198)	$(1,979)	$—	$—	$—	$—	$(2,177)
Funds withheld at interest — embedded derivatives	—	(148,528)	—	—	—	—	(148,528)
Other invested assets — equity securities	1	—	—	—	—	—	1
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	—	7,811	7,811

Total	$(197)	$(150,507)	$—	$—	$—	$7,811	$(142,893)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(6,487)	$—	$71	$(53,245)	$—	$(59,661)

Total	$—	$(6,487)	$—	$71	$(53,245)	$—	$(59,661)

5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments (dollars in thousands):

	March 31, 2009			December 31, 2008
		Carrying Value/			Carrying Value/
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities

Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$905,116	$116,097	$4,349	$672,716	$155,189	$241
Financial futures(1)	243,131	—	—	260,568	—	—
Foreign currency forwards(1)	31,300	71	—	31,300	2,209	—
Consumer price index (“CPI”) swaps(1)	110,140	321	—	—	—	—
Credit default swaps(1)	290,000	—	12,831	290,000	—	7,705
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	553,313	—	—	512,888
Indexed annuity products(3)	—	61,544	492,632	—	66,716	530,986
Variable annuity products(3)	—	—	241,232	—	—	276,445

Total non-hedging derivatives	$1,579,687	$178,033	$1,304,357	$1,254,584	$224,114	$1,328,265

Derivatives designated as hedging instruments:
Interest rate swaps(1)	$21,783	$—	$1,760	$21,783	$—	$2,243
Foreign currency swaps(1)	296,497	56,597	—	296,497	48,943	—

Total hedging derivatives	$318,280	$56,597	$1,760	$318,280	$48,943	$2,243

Total derivatives	$1,897,967	$234,630	$1,306,117	$1,572,864	$273,057	$1,330,508

(1)	Carried on the Company’s consolidated balance sheets in other invested assets or as liabilities within other liabilities, at fair value.

(2)	Embedded is included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
As of March 31, 2009 and December 31, 2008, the Company held interest rate swaps that were designated and qualified as a fair value hedge of interest rate risk. As of March 31, 2009 and December 31, 2008, the Company held foreign currency swaps that were designated and qualified as a hedge of a portion of its net investment in its Canada operation. As of March 31, 2009 and December 31, 2008, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” of the Company’s 2008 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. The Company does not enter into derivative instruments for speculative purposes. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contract.
Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they have met the requirements of SFAS 133. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2009 were (dollars in thousands):

Type of	Derivative	Hedge Gain		Hedged Item
Fair Value	Gain (loss)	(Loss)		Gain (Loss)	Hedged Item Gain
Hedge	Location	Recognized	Hedged Item	Location	(Loss) Recognized

Interest rate swaps	Investment related		Fixed rate	Investment related
	gains (losses), net	$483	fixed maturity securities	gains (losses), net	$(521)
The Company’s investment related gains (losses), net representing the ineffective portion of all fair value hedges was immaterial for the three months ended March 31, 2009. The Company had no fair value hedges for the three months ended March 31, 2008.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in its Canadian operation against adverse movements in exchange rates. A summary of the Company’s net investments in foreign operations (“NIFO”) hedges on our financial statements for the three months ended March 31, 2009 were (dollars in thousands):

Effective Portion				Ineffective Portion
		Location of Gain	Gain (Loss)	Income
Type of	Derivative	(Loss)	Reclassified from	Statement
NIFO	Gain (Loss)	Reclassified From	accumulated OCI into	Location of Gain	Ineffective Gain
Hedge	in OCI	Accumulated OCI	income	(Loss)	(Loss) in Income
Foreign currency swaps	$56,751	None	$—	Investment income	$—
The Company measures ineffectiveness on the foreign currency swaps based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.

The Company’s other comprehensive income for the three months ended March 31, 2009 and 2008, include gains of $8.2 million and $6.4 million, respectively, related to foreign currency swaps used to hedge its net investment in its Canada operation. The cumulative foreign currency translation gain recorded in accumulated other comprehensive income related to these hedges was $56.8 million and $48.6 million at March 31, 2009 and December 31, 2008, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income. A pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended March 31, 2009 and 2008, the Company recognized as investment related losses, net, excluding embedded derivatives, changes in fair value of $20.2 million and $0.2 million, respectively, related to derivatives that do not qualify for hedge accounting.
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
CPI Swaps
CPI swaps are used by the Company primarily to economically hedge liabilities embedded in certain insurance products assumed by the Company whose value is directly affected by changes in a designated benchmark consumer price index. In a CPI swap transaction, the Company agrees with another party to exchange the actual amount of inflation realized over a specified period of time for a fixed amount of inflation determined at inception. These transactions are entered into pursuant to master agreements that provide for a single net payment or individual gross payments to be made by the counterparty at each due date. Most of these swaps will require a single payment to be made by one counterparty at the maturity date of the swap.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The amounts related to embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses), during the three months ended March 31, 2009 and 2008 were losses of $(5.2) million, $(154.8) million, respectively. After the associated amortization of DAC and taxes, the related amounts included in net income during the three months ended March 31, 2009 and 2008 were losses of $(27.1) million and $(20.0) million, respectively. The amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses during the three months ended March 31, 2009 and 2008 were gains (losses) of $21.7 million and $(14.0) million, respectively. After the associated amortization of DAC and taxes, the related amounts included in net income during the three months ended March 31, 2009 and 2008 were gains of $11.2 million and $6.2 million, respectively.
A summary of the effect of non-hedging derivatives, including embedded derivatives, on our income statement for the three months ended March 31, 2009 is as follows (dollars in thousands):

Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	Gain (Loss)
Interest rate swaps	Investment related gains (losses), net	$(38,864)
Financial futures	Investment related gains (losses), net	22,311
Foreign currency forwards	Investment related gains (losses), net	(2,042)
CPI swaps	Investment related gains (losses), net	310
Credit default swaps	Investment related gains (losses), net	(1,911)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(40,425)
Indexed annuity products	Policy acquisition costs and other insurance expenses	(2,657)
Indexed annuity products	Interest credited	24,353
Variable annuity products	Investment related gains (losses), net	35,213

Total non-hedging derivatives		$ (3,712)

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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. As of March 31, 2009, and December 31, 2008, the Company held cash collateral under its control of $106.8 million and $159.8 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the consolidated balance sheets. From time to time, the Company has accepted collateral consisting of various securities, however there were no securities held as collateral as of March 31, 2009, and December 31, 2008. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. As of March 31, 2009, the Company had no collateral posting requirements associated with $18.9 million of derivative liabilities.
In addition, the Company has exchange-traded futures, which require the maintenance of a margin account. As of March 31, 2009 and December 31, 2008, the Company’s margin account balances were $30.8 and $25.9 million, respectively, which is included in cash and cash equivalents.
6. Investment Related Gains and Losses
Investment related gains and losses consisted of the following (dollars in thousands):

	Three months ended
	March 31, 2009	March 31, 2008

Fixed maturities and equity securities available-for-sale:
Gain on investment activity	$12,230	$10,080
Loss on investment activity	(19,649)	(5,360)
Impairments	(39,825)	(5,150)
Derivatives and other, net	(25,018)	(154,830)

Net losses	$(72,262)	$(155,260)

The increase in impairments in 2009 is due to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The decrease in derivative losses is primarily due to a decline in the fair value of embedded derivatives associated with modified coinsurance and funds withheld treaties.
The Company monitors its investment securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements of the 2008 Annual Report for additional information on the Company’s policy regarding other-than-temporary impairments.
7. Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2008 Annual Report. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations are included in the results of the Corporate and Other segment. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
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

			Income (loss) from continuing
	Total revenues		operations before income taxes
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
U.S.	$902,276	$711,794	$12,849	$15,285
Canada	169,804	170,953	16,186	23,671
Europe & South Africa	180,687	197,552	8,535	6,043
Asia Pacific	262,587	255,415	3,573	18,563
Corporate and Other	15,486	24,553	(6,937)	(6,874)

Total	$1,530,840	$1,360,267	$34,206	$56,688

Total assets	March 31, 2009	December 31, 2008

U.S.	$15,030,739	$15,061,753
Canada	2,464,024	2,710,187
Europe & South Africa	1,086,888	1,134,990
Asia Pacific	1,642,864	1,413,611
Corporate and Other	1,409,799	1,338,277

Total	$21,634,314	$21,658,818

8. Commitments and Contingent Liabilities
The Company has commitments to fund investments in limited partnerships in the amount of $109.9 million at March 31, 2009. The Company anticipates that the majority of these amounts will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the condensed consolidated balance sheets.
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
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At March 31, 2009 and December 31, 2008, there were approximately $26.5 million and $26.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2009 and December 31, 2008, $388.3 million and $428.8 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in March 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2009, the Company had $349.7 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $280.8 million and $273.6 million as of March 31, 2009 and December 31, 2008, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2009, RGA’s exposure related to these guarantees was $159.1 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended March 31,
	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Determination of net periodic benefit cost:
Service cost	$912	$819	$158	$158
Interest cost	745	586	159	145
Expected rate of return on plan assets	(547)	(469)	—	—
Amortization of prior service cost	7	7	—	—
Amortization of prior actuarial loss	125	72	23	35

Net periodic benefit cost	$1,242	$1,015	$340	$338

The Company made pension contributions of $4.0 million during the first quarter of 2009 and expects to make total contributions of $4.6 million in 2009.
10. Equity Based Compensation
Equity compensation expense was $3.5 million and $5.4 million in the first quarter of 2009 and 2008, respectively. In the first quarter of 2009, the Company granted 0.7 million stock options at $32.20 weighted average per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 7,600 shares of common stock. As of March 31, 2009, 1.9 million share options at $34.82 weighted average per share vested and exercisable with a remaining weighted average exercise period of 3.8 years. As of March 31, 2009, the total compensation cost of non-vested awards not yet recognized in the financial statements was $24.9 million. It is estimated that these costs will vest over a weighted average period of 2.0 years.
11. New Accounting Standards
In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required by FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 157-4 on its condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on its condensed consolidated financial statements.
In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”). EITF 99-20-1 provides guidance on determining other-than-temporary impairments on securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. The primary effect of EITF 99-20-1 was to remove the requirement that a holder attempt to determine the underlying cash flows on an asset-backed security based on the assumptions that a market participant would make in determining the current fair value of the instrument. Instead, the focus has been placed on determining the estimated cash flows as determined by the holder for all sources including its own comprehensive credit analysis. The provisions of EITF 99-20-1 were required to be applied prospectively for interim periods and fiscal years ending after December 15, 2008. The Company’s adoption of EITF 99-20-1 did not have a significant impact on how the Company values its structured investment securities.
In December 2008, the FASB issued FSP No. FAS 132(r)-1, “Employers Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(r)-1”). FSP 132(r)-1 provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by FSP 132(r)-1 is effective for financial statements with fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(r)-1 on its condensed consolidated financial statements.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of FSP 157-3. The Company also adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date was delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The adoption of FSP 157-2 did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 in the first quarter of 2009.

In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of FSP 140-3 did not have a material impact on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141” (“SFAS 141(r)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(r) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The adoption of SFAS 141(r) and SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements.
12. Subsequent Event
On April 29, 2009, the Company repurchased $80.2 million face amount of its 6.75% junior subordinated debentures for $39.2 million. The Company will record a pretax gain of $40.2 million, after fees, for the period ended June 30, 2009.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A — “Risk Factors” in the 2008 Annual Report.

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
The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. The Company believes that industry trends have not changed materially from those discussed in its 2008 Annual Report.
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
The Company measures performance based on income or loss from continuing operations before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide asset-intensive and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Asia Pacific operations also provide financial reinsurance. The Corporate and Other segment results include the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, Argentine privatized pension business in run-off, investment income and expense associated with the Company’s collateral finance facility and the provision for income taxes. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations are included in the results of the Corporate and Other segment. Prior to 2009, the results of the Company’s discontinued accident and health operations were reflected as discontinued operations.
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
Results of Operations
Consolidated income from continuing operations before income taxes decreased $22.5 million, or 39.7%, in the first quarter of 2009, as compared to the same period in 2008. The decrease in the first quarter reflects an increase in investment related losses due to the recognition of investment impairments, adverse mortality experience and unfavorable foreign currency fluctuations. Offsetting these negative income items were increases in investment income, U.S. segment net premiums and a slight decrease in the unrealized loss due to unfavorable changes in the value of embedded derivatives within the U.S. segment. Foreign currency exchange fluctuations resulted in a decrease to income from continuing operations before income taxes of approximately $13.6 million for the first quarter of 2009 compared to 2008.
The Company recognizes unrealized gains and losses due to changes in value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). The unrealized gains and losses associated with Issue B36, after adjustment for deferred acquisition costs, had a favorable effect on income of $31.9 million in the first quarter of 2009 as compared to the first quarter of 2008. Changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, had a favorable effect on income of $16.5 million in the first quarter of 2009 as compared to the first quarter of 2008. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, had an unfavorable effect on income of $42.8 million in the first quarter of 2009 as compared to the first quarter of 2008.
The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase in consolidated income from continuing operations before income taxes of approximately $5.6 million in the first quarter of 2009 as compared to the first quarter of 2008. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Consolidated net premiums increased $48.0 million, or 3.7%, for the three months ended March 31, 2009, as compared to the same period in 2008, due to growth in life reinsurance in force in the U.S. segment. Foreign currency fluctuations unfavorably affected net premiums by approximately $144.7 million for the first quarter of 2009 compared to 2008. Consolidated assumed insurance in force decreased slightly to $2.1 trillion as of March 31, 2009 from $2.2 trillion as of March 31, 2008 due to unfavorable currency fluctuations. The Company added new business production, measured by face amount of insurance in force, of $85.2 billion and $76.4 billion during the first quarter of 2009 and 2008, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Consolidated investment income, net of related expenses, increased $23.7 million, or 11.9%, for the three months ended March 31, 2009, as compared to the same period in 2008, primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity-indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. The first quarter increase in investment income also reflects a larger average invested asset base offset by a lower effective investment portfolio yield. Average invested assets at amortized cost for the first quarter of 2009 totaled $12.8 billion, a 10.7% increase over March 31, 2008. The average yield earned on investments, excluding funds withheld, was 5.57% in the first quarter of 2009 and 6.06% for the first quarter of 2008. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.
Investment related losses, net decreased $83.0 million, or 53.5%, for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease in the first quarter is due to a reduced net loss on the embedded derivatives related to Issue B36 and guaranteed minimum living benefits of $149.6 million offset by an increase in investment impairments of $35.1 million and net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $18.8 million. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the impairment losses. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 31.9% and 35.5% for the first quarter of 2009 and 2008, respectively. These effective tax rates were affected by the ongoing application of FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and by the earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate.
Critical Accounting Policies
The Company’s accounting policies are described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2008 Annual Report. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of fixed maturity investments, embedded derivatives and investment impairments, if any; accounting for income taxes; and the establishment of arbitration or litigation reserves. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
Valuation of Fixed Maturity Securities
The Company primarily invests in fixed maturity securities, including bonds and redeemable preferred stocks. These securities are classified as available-for-sale and accordingly are carried at fair value on the condensed consolidated balance sheets. The difference between amortized cost and fair value is reflected as an unrealized gain or loss, less applicable deferred taxes as well as related adjustments to deferred acquisition costs, if applicable, in accumulated other comprehensive income (“AOCI”) in stockholders’ equity. The determinations of fair value may require extensive use of assumptions and inputs.
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
Valuation of Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and accounted for separately. Such embedded derivatives are carried on the condensed consolidated balance sheets at fair value with the host contract.
The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital market inputs assumptions related to estimates of future cash flows. Such assumptions include, but are not limited to, assumptions regarding equity market performance, equity market volatility, interest rates, credit spreads, benefits and related contract charges, mortality, lapses, withdrawals, benefit selections and non-performance risk. These assumptions have a significant impact on the value of the embedded derivatives. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity market volatilities would increase the value of the embedded derivative associated with guaranteed minimum withdrawal benefits on variable annuities, resulting in an increase in investment related losses. See “Market Risk” disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
Further discussion and analysis of the results for 2009 compared to 2008 are presented by segment.
U.S. OPERATIONS
U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

For the three months ended March 31, 2009
(dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$786,748	$1,709	$—	$788,457
Investment income (loss), net of related expenses	102,561	55,827	(65)	158,323
Investment related gains (losses), net	(38,228)	(28,572)	32	(66,768)
Other revenues	570	15,123	6,571	22,264

Total revenues	851,651	44,087	6,538	902,276

Benefits and expenses:
Claims and other policy benefits	695,932	1,274	—	697,206
Interest credited	15,233	21,628	—	36,861
Policy acquisition costs and other insurance expenses	91,533	45,309	338	137,180
Other operating expenses	14,603	2,898	679	18,180

Total benefits and expenses	817,301	71,109	1,017	889,427

Income (loss) before income taxes	$34,350	$(27,022)	$5,521	$12,849

For the three months ended March 31, 2008
(dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$725,393	$1,663	$—	$727,056
Investment income, net of related expenses	97,431	25,031	40	122,502
Investment related losses, net	(2,508)	(149,554)	(1)	(152,063)
Other revenues	60	11,495	2,744	14,299

Total revenues	820,376	(111,365)	2,783	711,794

Benefits and expenses:
Claims and other policy benefits	651,850	185	—	652,035
Interest credited	14,790	58,968	—	73,758
Policy acquisition costs and other insurance expenses	86,050	(131,750)	198	(45,502)
Other operating expenses	13,238	2,334	646	16,218

Total benefits and expenses	765,928	(70,263)	844	696,509

Income (loss) before income taxes	$54,448	$(41,102)	$1,939	$15,285

Income (loss) before income taxes for the U.S. operations segment decreased by $2.4 million, or 15.9%, for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease for the three month period can primarily be attributed to investment related losses associated with investment impairments recognized in the first quarter of 2009 and guaranteed minimum benefits riders associated with the Company’s reinsurance of variable annuities, after adjustment for deferred acquisition costs. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on the impairment losses. Investment related losses, after adjustment for related deferred acquisition costs and excluding guaranteed minimum benefit riders and Issue B36 increased $44.5 million. Investment related losses associated with guaranteed minimum benefits riders increased $16.2 million, after adjustment for deferred acquisition costs. Offsetting these decreases in income was a favorable change in Issue B36 of $31.9 million net of deferred acquisition costs and an increase in net premiums due to growth in total business in force.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $35.5 billion and $34.7 billion during the first quarter of 2009 and 2008, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment decreased by $20.1 million, or 36.9%, for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease in the first quarter was due to an increase in investment related losses of $35.7 million. The increase in investment related losses for the first quarter was mostly due to the aforementioned investment impairments recognized in the first quarter of 2009.
Net premiums for the U.S. Traditional sub-segment grew $61.4 million, or 8.5%, for the three months ended March 31, 2009, as compared to the same period in 2008. This increase in net premiums was driven primarily by the growth of total U.S. Traditional business in force, which totaled $1.3 trillion of face amount as of March 31, 2009. This represents a 3.1% increase over the amount in force on March 31, 2008.
Net investment income increased $5.1 million, or 5.3%, for the three months ended March 31, 2009, as compared to the same period in 2008. This increase can be primarily attributed to growth in the invested asset base. Investment related losses increased $35.7 million for the three months ended March 31, 2009, as compared to the same period in 2008. The increase in investment related losses for the first quarter was due to the aforementioned investment impairments recognized in the first quarter of 2009.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 88.5% and 89.9% for the first quarter of 2009 and 2008, respectively. While the loss ratio improved year over year, claims were still higher than expected in the first quarter of 2009. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Interest credited expense increased $0.4 million, or 3.0%, for the three months ended March 31, 2009, as compared to the same period in 2008. This increase is the result of one treaty that had a slight increase in its asset base with a credited loan rate remaining constant at 5.6% for 2008 and 2009. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.6% and 11.9% for the first quarter of 2009 and 2008, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $1.4 million, or 10.3%, for the three months ended March 31, 2009, as compared to the same period in 2008. Other operating expenses, as a percentage of net premiums were 1.9% and 1.8% for the first quarter ended March 31, 2009 and 2008. The expense ratio can fluctuate from period to period.
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
Loss before income taxes for this sub-segment decreased by $14.1 million, for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease for the three month period can be primarily attributed to the favorable change in the value of embedded derivatives under Issue B36 of $31.9 million, coupled with a favorable change in the present value calculations of embedded derivatives associated with EIAs of $16.5 million, both after adjustments for related deferred acquisition costs. Offsetting these amounts was an increase in losses related to guaranteed minimum benefits of $16.2 million and an increase in investment related losses of $8.8 million, both net of related deferred acquisition costs.
In accordance with the provisions of Issue B36, the Company recorded an increase in value of the embedded derivative liability of $40.4 million for the three months ended March 31 2009, which is reflected within investment related losses, net. The amount represents a non-cash, unrealized change in value, offset in part by a reduction in policy acquisition costs and other insurance expenses associated with an adjustment of related deferred acquisition costs totaling $39.7 million loss before income taxes. Significant fluctuations may occur as the fair value of the embedded derivatives is tied primarily to the movements in credit spreads. Additionally, the Company uses risk free rates, in accordance with FAS 157, to discount the fair value of estimated future equity option purchases associated with its reinsurance of EIAs (a component of the embedded derivative), which affects the fair value of the embedded derivative liability. In the first quarter of 2009, the Company recorded a decrease in the fair value of the embedded liability of $8.1 million, which was recorded as a reduction of interest credited, offset by related deferred acquisition costs and retrocession of $(5.8) million for a net gain before income taxes of $2.3 million. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Additionally, over the expected life of the underlying treaties, management expects the cumulative effect of the impact of changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs and Issue B36 to be immaterial.
Excluding the impact of changes in risk free rates and credit spreads used in the present value calculations of embedded derivatives associated with EIAs and Issue B36, income before income taxes decreased $34.3 million for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease in 2009 over prior year can mainly be attributed to the Company’s reinsurance of variable annuities with guaranteed living benefits. Improvement in the financial markets lead to a decrease of $35.2 million in the fair value of the liability related to guaranteed minimum benefits. The gains associated with the decrease in the fair value of the liability were more than offset by losses on derivatives instruments of $12.7 million used to hedge the liability and DAC adjustments of $38.4 million, therefore resulting in a loss year over year. DAC is amortized in line with actual and expected future profits on the business. Therefore, the gain from the hedge program (the difference between the decrease in the fair value of the liability of $35.2 million and the losses on the derivative instruments used to hedge the liability of $12.7 million) in the current period resulted in higher DAC amortization.
Total revenues, which are comprised primarily of investment income and investment related losses, net, increased $155.5 million for the three months ended March 31, 2009, as compared to the same period in 2008. This increase is primarily due to a $108.1 million reduction in the loss associated with embedded derivatives subject to Issue B36, which are included in investment related losses, net. Excluding the losses associated with embedded derivatives subject to Issue B36, revenue increased $47.3 million for the first quarter. This increase is primarily due to an increase in investment income related to equity option income on a funds withheld equity-indexed annuity treaty. The increase in investment income related to options is mostly offset by a corresponding increase in interest credited. Additionally, investment related gains associated with guaranteed minimum benefits contributed $23.7 million to the increase in the first three months.
The average invested asset base supporting this sub-segment grew to $5.1 billion in the first quarter of 2009 from $4.8 billion in the first quarter of 2008. The growth in the asset base is driven primarily by new business written on existing equity-indexed and variable annuity treaties. In addition, a new fixed annuity transaction was executed in the second quarter of 2008 and a new guaranteed investment contract was executed in the third quarter of 2008, together adding approximately $700.0 million to the asset base of this sub-segment. As of March 31, 2009, $3.4 billion of the invested assets were funds withheld at interest, of which 90.5% is associated with one client.
Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, increased $141.4 million for the three months ended March 31, 2009, as compared to the same period in 2008. Contributing to these increases was an increase in policy acquisition costs related to embedded derivatives subject to Issue B36 of $76.2 million coupled with an increase in policy acquisition costs associated with guaranteed minimum benefits of $40.0 million. The current market environment has created a situation in which income earned related to guaranteed minimum benefits is more than offset by DAC unlocking, and thus results in reduced income for this sub-segment. These increases were partially offset by a decrease in interest credited of $37.3 million for the three month period. The portion of interest credited related to market value changes in certain equity-indexed annuity products increased year over year and was mostly offset in investment income. This increase was more than offset by a decrease year over year in interest credited related to the change in the fair value of the EIA embedded liability as discussed above.
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
Income before income taxes increased by $3.6 million, for the three months ended March 31, 2009, as compared to the same period in 2008. The increase in the three month period can be primarily attributed to a one time fee received at inception of a new treaty signed in the first quarter of 2009. At March 31, 2009 and 2008, the amount of reinsurance provided, as measured by pre-tax statutory surplus was $0.5 billion. The pre-tax statutory surplus amounts indicated include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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
For the three months ended March 31, (dollars in thousands)

	2009	2008

Revenues:
Net premiums	$138,056	$138,992
Investment income, net of related expenses	30,360	36,033
Investment related losses, net	(309)	(4,085)
Other revenues	1,697	13

Total revenues	169,804	170,953

Benefits and expenses:
Claims and other policy benefits	115,635	115,271
Interest credited	48	139
Policy acquisition costs and other insurance expenses	33,067	26,426
Other operating expenses	4,868	5,446

Total benefits and expenses	153,618	147,282

Income before income taxes	$16,186	$23,671

Income before income taxes decreased by $7.5 million, or 31.6%, for the three months ended March 31 2009, as compared to the same period in 2008. In the first three months of 2009, weakness in the Canadian dollar resulted in a decrease in income before income taxes of $5.2 million. The remaining decrease was primarily the result of adverse mortality experience compared to the prior year offset by a decrease of $3.8 million in investment related losses, net.
Net premiums decreased by $0.9 million, or 0.7%, for the three months ended March 31, 2009, as compared to the same period in 2008. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $32.7 million in the first quarter of 2009 compared to 2008. This decrease was largely offset by new business from both new and existing treaties. In addition, increase in premiums from creditor treaties contributed $9.9 million in the first quarter of 2009. Creditor and group life and health premiums represented 28.3% of net premiums in the first quarter of 2009. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $5.7 million, or 15.7%, for the three months ended March 31, 2009, as compared to the same period in 2008. A weaker Canadian dollar resulted in a decrease in net investment income of approximately $7.5 million in the first quarter of 2009 compared to 2008. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 83.8% and 82.9% for the first quarter of 2009 and 2008, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances are normally higher as a percentage of premiums. Excluding creditor business, the loss ratios for this segment were 99.4% and 93.2% for the first quarter of 2009 and 2008, respectively. The higher loss ratio in 2009 is primarily the result of worse mortality experience compared to prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 68.7% and 65.9% in the first quarter of 2009 and 2008, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 24.0% and 19.0% for the first quarter of 2009 and 2008, respectively. Policy and acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 54.4% and 49.3% for the first quarter of 2009 and 2008, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.8% and 11.7% for the first quarter of 2009 and 2008. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $0.6 million, or 10.6%, for the three months ended March 31, 2009, as compared to the same period in 2008. A weaker Canadian dollar contributed approximately $0.9 million to the decrease in other operating expenses in the first three months of 2009 compared to 2008. Other operating expenses as a percentage of net premiums were 3.5% and 3.9% for the first quarter of 2009 and 2008, respectively.
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

For the three months ended March 31, (dollars in thousands)

	2009	2008

Revenues:
Net premiums	$173,256	$189,196
Investment income, net of related expenses	6,749	7,551
Investment related gains, net	422	745
Other revenues	260	60

Total revenues	180,687	197,552

Benefits and expenses:
Claims and other policy benefits	144,218	158,535
Policy acquisition costs and other insurance expenses	10,817	17,230
Other operating expenses	17,117	15,744

Total benefits and expenses	172,152	191,509

Income before income taxes	$8,535	$6,043

Income before income taxes increased by $2.5 million, or 41.2% for the three months ended March 31, 2009, as compared to the same period in 2008. The increase for the first quarter was primarily due to a decrease in claims and other policy benefits and a decrease in policy acquisition costs and other insurance expenses. Unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $4.4 million for the first quarter of 2009 compared to 2008.
Net premiums decreased $15.9 million, or 8.4%, for the three months ended March 31, 2009, as compared to the same period in 2008. During 2009, there was an unfavorable foreign currency exchange fluctuation, particularly from the British pound and the South African rand weakening against the U.S. dollar when compared to the same period in 2008, which decreased net premiums by approximately $56.9 million in the first quarter of 2009, as compared to the same period in 2008. The unfavorable foreign currency exchange fluctuation was largely offset by an increase in net premiums that was primarily the result of new business from both new and existing treaties.
A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $46.3 million and $60.4 million in the first quarter of 2009 and 2008, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income decreased $0.8 million, or 10.6%, for the three months ended March 31, 2009, as compared to the same period in 2008. This decrease can be primarily attributed to a decrease in the portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 83.2% and 83.8% for the first quarter of 2009 and 2008, respectively. The decrease in the loss ratio for the three months ended March 31, 2009 was primarily due to unfavorable claims experience in South Africa during the first quarter 2008. While the loss ratio improved slightly year over year, claim levels in the current quarter were higher then expected. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 6.2% and 9.1% for the first quarter of 2009 and 2008, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $1.4 million, or 8.7%, for the three months ended March 31, 2009, as compared to the same period in 2008. Other operating expenses as a percentage of net premiums totaled 9.9% and 8.3% for the first quarter of 2009 and 2008, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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
For the three months ended March 31, (dollars in thousands)

	2009	2008

Revenues:
Net premiums	$243,728	$240,935
Investment income, net of related expenses	12,697	11,414
Investment related gains (losses), net	(3,567)	514
Other revenues	9,729	2,552

Total revenues	262,587	255,415

Benefits and expenses:
Claims and other policy benefits	212,414	193,669
Policy acquisition costs and other insurance expenses	30,429	28,081
Other operating expenses	16,171	15,102

Total benefits and expenses	259,014	236,852

Income before income taxes	$3,573	$18,563

Income before income taxes decreased by $15.0 million, or 80.8%, for the three months ended March 31, 2009, as compared to the same period in 2008. Unfavorable results from operations throughout the segment, primarily due to increased claims and other policy benefits, contributed to the decrease in income before income taxes for the first quarter of 2009, as compared to the same period in 2008. Unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.0 million for the first quarter of 2009 compared to 2008.
Net premiums grew $2.8 million, or 1.2%, for the three months ended March 31, 2009, as compared to the same period in 2008. This premium growth was primarily the result of increases in the volume of business in Japan, Taiwan and Australia. Premiums in Japan increased by $4.9 million in the first quarter of 2009, as compared to the same period in 2008. Premiums in Taiwan increased by $1.9 million in the first quarter of 2009, as compared to the same period in 2008. Premiums in Australia increased by $1.5 million in the first quarter of 2009, as compared to the same period in 2008. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Foreign currencies in certain significant markets, particularly the Australian dollar, Korean won and Taiwanese dollar, have weakened against the U.S. dollar during 2009 compared to 2008. The overall effect of changes in local Asia Pacific segment currencies was a decrease in net premiums of approximately $55.2 million for the first quarter of 2009 compared to 2008. The unfavorable foreign currency exchange fluctuation was largely offset by an increase in net premiums that was primarily the result of new business from both new and existing treaties.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $54.2 million and $45.9 million in the first quarter of 2009 and 2008, respectively.
Net investment income increased $1.3 million, or 11.2%, for the three months ended March 31, 2009, as compared to the same period in 2008. This increase can be primarily attributed to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $7.2 million, or 281.2%, for the three months ended March 31, 2009, as compared to the same period in 2008. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At March 31, 2009 and 2008, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.6 billion and $0.7 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 87.2% and 80.4% for the first quarter of 2009 and 2008, respectively. The increase in the loss ratio for the first quarter of 2009 compared to 2008 is primarily attributable to high claim levels in Australia and Japan. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.5% and 11.7% for the first quarter of 2009 and 2008, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses increased $1.1 million, or 7.1%, for the three ended March 31, 2009, as compared to the same period in 2008. Other operating expenses as a percentage of net premiums totaled 6.6% and 6.3% for the first quarter of 2009 and 2008, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
CORPORATE AND OTHER
Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, Corporate and Other includes results from RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, the Company’s Argentine privatized pension business, which is currently in run-off, the investment income and expense associated with the Company’s collateral finance facility and an insignificant amount of direct insurance operations in Argentina. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations are included in the results of the Corporate and Other segment.
For the three months ended March 31, (dollars in thousands)

	2009	2008

Revenues:
Net premiums	$2,550	$1,886
Investment income, net of related expenses	15,067	22,026
Investment related losses, net	(2,040)	(371)
Other revenues	(91)	1,012

Total revenues	15,486	24,553

Benefits and expenses:
Claims and other policy benefits	271	2
Policy acquisition costs and other insurance expenses	(12,692)	(9,973)
Other operating expenses	10,413	10,830
Interest expense	22,117	23,094
Collateral finance facility expense	2,314	7,474

Total benefits and expenses	22,423	31,427

Loss before income taxes	$(6,937)	$(6,874)

Loss before income taxes increased by $0.1 million, or 0.9%, for the three months ended March 31, 2009, as compared to the same period in 2008. The increase for the first quarter is primarily due to a $1.7 million increase in investment related losses due to impairments, a $7.0 million decrease in investment income, offset in large part by a $5.2 million decrease in collateral finance facility expense, a $2.7 million decrease in policy acquisition costs and other insurance expenses and a $1.0 million decrease in interest expense.
Total revenues decreased by $9.1 million, or 36.9%, for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease for the first quarter was due to a $7.0 million decrease in net investment income largely due to lower investment returns on variable investments used to fund the Company’s collateral finance facility and a $1.7 million increase in investment related losses due to impairments.
Total benefits and expenses decreased by $9.0 million, or 28.7%, for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease for the first quarter was primarily due to a $5.2 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current year. Policy acquisition costs and other insurance expenses also decreased $2.7 million in the first quarter, primarily due to increased charges to the operating segments for the use of capital and decreased interest expense of $1.0 million, primarily due to lower interest provisions for income taxes related to FIN 48.
Discontinued Operations
Effective January 1, 2009, due to immateriality, the discontinued accident and health operations are included in the results of the Corporate and Other segment. The discontinued accident and health operations reported a loss, net of taxes, of $5.1 million for the first quarter of 2008 due to the settlement of a disputed claim in which the Company paid $5.8 million in excess of the amount held in reserve. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. As of March 31, 2009, there are no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations, and the remaining runoff activity of this business is not expected to be significant.
Liquidity and Capital Resources
Current Market Environment
During 2008, the capital and credit markets experienced extreme volatility and disruption. Since September 2008 through the end of the first quarter of 2009, the volatility and disruptions intensified significantly. This was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, consolidations and government interventions.
The recent market conditions have adversely affected the Company’s results of operations and financial position. During the third quarter of 2008 and the first quarter of 2009, the Company incurred significant investment related losses as a result of impairments. In addition, results of operations in 2008 and 2009 reflected a significant increase in unrealized losses due to an unfavorable change in the value of embedded derivatives which are a direct result of widening credit spreads and changes in the risk-free rates in the U.S. debt markets. Additionally, gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale increased significantly to $1,552.8 million and $1,416.4 million at March 31, 2009 and December 31, 2008, respectively.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the three months ended March 31, 2009 and 2008 were $352.5 million and $188.5 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $164.0 million net increase in operating cash flows during the three months of 2009 compared to the same period in 2008 was primarily a result of cash inflows related to premiums and investment income increasing and cash outflows related to claims, acquisition costs, income taxes and other operating expenses decreasing. Cash from premiums and investment income increased $50.0 million and $19.3 million, respectively, while operating cash outlays decreased by $94.7 million for the current three month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities for the three months ended March 31, 2009 and 2008 were $531.3 million and $246.3 million, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash used in financing activities for the three months ended March 31, 2009 and 2008 were $103.9 million and $42.5, respectively. The increase in cash used in financing activities was primarily due to a $53.0 million decrease in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives.
Debt and Preferred Securities
As of March 31, 2009 and December 31, 2008, the Company had $917.9 million and $918.2 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2009, the Company had no cash borrowings outstanding and $349.7 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2010, with an outstanding balance of £15.0 million ($21.5 million) as of March 31, 2009, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balance as of March 31, 2009.
As of March 31, 2009, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.27%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
Collateral Finance Facility
In June 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of

Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company (“RGA Reinsurance”). Proceeds from the notes, along with a $112.8 million direct investment by the Company, have been deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II (“Timberlake Re”), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval, the return on Timberlake Re’s investment assets and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $641.1 million and $933.5 million at March 31, 2009 and December 31, 2008, respectively. The decrease in the Company’s liquidity position from December 31, 2008 is primarily due to the timing of investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at March 31, 2009 and December 31, 2008. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at March 31, 2009 and December 31, 2008. Further, the Company occasionally enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral repayment obligation is reported in other liabilities. There were no securities lending agreements outstanding at March 31, 2009 and December 31, 2008.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million of common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, but had no outstanding traditional funding agreements with the FHLB at March 31, 2009 and December 31, 2008.
In addition, RGA Reinsurance has also entered into a funding agreement with the FHLB under a guaranteed investment contract whereby RGA Reinsurance has issued the funding agreement in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial mortgage-backed securities used to collateralize RGA Reinsurance’s obligations under the funding agreement. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreement and the related security agreement represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreement. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at March 31, 2009 and December 31, 2008, which is included in interest sensitive contract liabilities. The advance on this agreement is collateralized primarily by commercial mortgage-backed securities.
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
Investments
The Company had total cash and invested assets of $16.4 billion and $16.5 billion at March 31, 2009 and December 31, 2008, respectively, as illustrated below (dollars in thousands):

	March 31, 2009	December 31, 2008
Fixed maturity securities, available-for-sale	$8,831,920	$8,531,804
Mortgage loans on real estate	764,038	775,050
Policy loans	1,081,030	1,096,713
Funds withheld at interest	4,505,054	4,520,398
Short-term investments	54,552	58,123
Other invested assets	582,784	628,649
Cash and cash equivalents	586,542	875,403

Total cash and invested assets	$16,405,920	$16,486,140

The following table presents consolidated average invested assets at amortized cost, net investment income and investment yield, excluding funds withheld. Funds withheld assets are primarily associated with the reinsurance of annuity contracts on which the Company earns a spread. Fluctuations in the yield on funds withheld assets are generally offset by a corresponding adjustment to the interest credited on the liabilities (dollars in thousands).

	March 31,
			Increase/
	2009	2008	(Decrease)

Average invested assets amortized cost	$12,776,598	$11,539,433	10.7%
Net investment income	174,300	170,899	2.0%
Investment yield (ratio of net investment income to average invested assets)	5.57%	6.06%	(49)bps
Investment yield decreased for the three months ended March 31, 2009, as the decline of certain key indices such as LIBOR, resulted in lower investment returns on the Company’s floating rate investments. In addition, recent economic conditions, notably the tightening of credit, has resulted in new mandates to maintain a higher level of liquidity. Thus, the Company invested in highly liquid assets with shorter maturities than what was previously held in the portfolio, which, has also contributed to the decrease in the average yield of the portfolio.
All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements of the 2008 Annual Report for additional information regarding the Company’s investments.
The amortized cost, gross unrealized gains and losses, and estimated fair values of investments in fixed maturity securities and equity securities, the percentage that each sector represents by the total fixed maturity securities holdings and by the total equity securities holdings at March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

March 31, 2009
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,779,317	$18,970	$696,017	$3,102,270	35.1%
Canadian and Canadian provincial governments	1,498,249	326,243	17,230	1,807,262	20.5
Residential mortgage-backed securities	1,244,713	36,791	74,215	1,207,289	13.7
Foreign corporate securities	1,293,068	15,836	160,432	1,148,472	13.0
Asset-backed securities	511,088	4,538	130,421	385,205	4.3
Commercial mortgage-backed securities	1,087,722	4,621	370,351	721,992	8.2
U.S. government and agencies	3,306	465	—	3,771	—
State and political subdivisions	46,440	—	11,859	34,581	0.4
Other foreign government securities	409,546	14,019	2,487	421,078	4.8

Total fixed maturity securities	$9,873,449	$421,483	$1,463,012	$8,831,920	100.0%

Non-redeemable preferred stock	$175,594	$94	$86,463	$89,225	70.7%
Common stock	40,200	75	3,344	36,931	29.3

Total equity securities	$215,794	$169	$89,807	$126,156	100.0%

December 31, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Common stock	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of March 31, 2009 and December 31, 2008, approximately 96.0% and 96.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 48.1% of fixed maturity securities as of March 31, 2009, compared to 46.7% at December 31, 2008. The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

March 31, 2009

	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,402,093	$982,155	23.1%	A
Industrial	1,736,425	1,537,898	36.2	BBB+
Foreign (1)	1,293,068	1,148,472	27.0	A
Utility	602,973	551,523	13.0	BBB+
Other	37,826	30,694	0.7	AA-

Total	$5,072,385	$4,250,742	100.0%	A-

December 31, 2008

	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
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
As of March 31, 2009 and December 31, 2008, respectively, the Company classified approximately 17.9% and 17.1% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157 (refer to Note 4 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2009 and December 31, 2008 was as follows (dollars in thousands):

		March 31, 2009			December 31, 2008
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	% of Total
1	AAA/AA/A	$7,045,700	$6,597,484	74.7%	$7,001,968	$6,607,730	77.4%
2	BBB	2,284,836	1,877,063	21.3	1,991,276	1,649,513	19.3
3	BB	386,137	260,276	2.9	268,276	195,088	2.3
4	B	88,213	53,946	0.6	77,830	50,064	0.6
5	CCC and lower	61,502	36,804	0.4	33,945	22,538	0.3
6	In or near default	7,061	6,347	0.1	9,553	6,871	0.1

	Total	$9,873,449	$8,831,920	100.0%	$9,382,848	$8,531,804	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Residential mortgage-backed securities:
Agency	$796,869	$829,447	$851,507	$868,479
Non-agency	447,844	377,842	379,616	280,706

Total residential mortgage-backed securities	1,244,713	1,207,289	1,231,123	1,149,185
Commercial mortgage-backed securities	1,087,722	721,992	1,085,062	760,590
Asset-backed securities	511,088	385,205	484,577	339,378

Total	$2,843,523	$2,314,486	$2,800,762	$2,249,153

The residential mortgage backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of March 31, 2009 and December 31, 2008, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of March 31, 2009 and December 31, 2008, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,596.7 million and $1,573.4 million, and estimated fair values of $1,107.9 million and $1,143.3 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA+” at March 31, 2009 and December 31, 2008. Approximately 75.5% and 76.3% were classified in the “AAA” category at March 31, 2009 and December 31, 2008, respectively. The Company did not record any other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the first quarter of 2009 or 2008, respectively. The following tables summarize the securities by rating and underwriting year at March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$236,597	$241,379	$24,642	$19,591	$23,571	$14,142
2004	50,560	45,563	2,352	1,124	11,528	4,296
2005	210,372	135,564	2,533	755	54,179	29,328
2006	292,923	210,546	21,888	10,352	32,905	21,502
2007	370,613	241,694	50,753	12,593	59,212	19,074
2008	38,522	36,068	19,108	8,919	16,570	8,943
2009	5,228	5,255	—	—	—	—

Total	$1,204,815	$916,069	$121,276	$53,334	$197,965	$97,285

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$24,124	$13,836	$—	$—	$308,934	$288,948
2004	—	—	—	—	64,440	50,983
2005	3,690	1,465	—	—	270,774	167,112
2006	13,824	7,768	18,130	10,379	379,670	260,547
2007	—	—	—	—	480,578	273,361
2008	12,842	7,777	—	—	87,042	61,707
2009	—	—	—	—	5,228	5,255

Total	$54,480	$30,846	$18,130	$10,379	$1,596,666	$1,107,913

December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$250,720	$254,690	$24,276	$17,518	$28,432	$16,744
2004	50,245	46,737	2,147	999	10,603	3,835
2005	200,140	136,101	2,530	682	54,173	30,079
2006	306,478	234,575	16,219	6,074	45,346	31,379
2007	362,226	256,163	50,648	14,343	59,013	20,636
2008	30,017	28,501	23,387	10,698	18,342	11,186

Total	$1,199,826	$956,767	$119,207	$50,314	$215,909	$113,859

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$18,144	$11,938	$—	$—	$321,572	$300,890
2004	—	—	—	—	62,995	51,571
2005	3,679	776	—	—	260,522	167,638
2006	15,283	8,709	1,305	941	384,631	281,678
2007	—	—	—	—	471,887	291,142
2008	—	—	—	—	71,746	50,385

Total	$37,106	$21,423	$1,305	$941	$1,573,353	$1,143,304

Asset-backed securities include credit card and automobile receivables, subprime and Alt-A securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA” at March 31, 2009 and December 31, 2008. The Company owns floating rate securities that represent approximately 19.2% and 20.0% of the total fixed maturity securities at March 31, 2009 and December 31, 2008, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of March 31, 2009 and December 31, 2008, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $202.5 million and $230.1 million, and estimated fair values of $126.6 million and $147.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “A” at March 31, 2009 and “AA-” at December 31, 2008. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. During the three months ended March 31, 2009, the Company recorded $13.4 million of other-than-temporary write-downs in its subprime portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The Company did not record any other-than-temporary write-downs in its subprime portfolio during the three months ended March 31, 2008. The following tables summarize the securities by rating and underwriting year at March 31, 2009 and December 31, 2008 (dollars in thousands):

March 31, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$10,616	$7,543	$1,102	$570	$1,748	$696
2004	—	—	14,945	9,884	32,593	25,223
2005	25,386	19,843	32,779	23,779	13,972	7,730
2006	—	—	—	—	3,370	1,638
2007	—	—	—	—	—	—
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$36,002	$27,386	$48,826	$34,233	$51,683	$35,287

Continued	March 31, 2009
	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$5,623	$3,230	$798	$80	$19,887	$12,119
2004	—	—	3,371	3,367	50,909	38,474
2005	18,362	9,239	18,086	1,696	108,585	62,287
2006	4,500	2,081	579	575	8,449	4,294
2007	888	318	13,819	9,141	14,707	9,459
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$29,373	$14,868	$36,653	$14,859	$202,537	$126,633

	December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$11,007	$9,116	$6,509	$4,320	$1,813	$1,227
2004	—	—	21,220	13,437	33,728	26,228
2005	37,134	27,793	36,424	26,471	6,514	2,582
2006	135	134	4,500	2,076	4,998	1,991
2007	—	—	888	283	—	—
2008	—	—	—	—	—	—

Total	$48,276	$37,043	$69,541	$46,587	$47,053	$32,028

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

2003 & Prior	$413	$77	$807	$106	$20,549	$14,846
2004	—	—	7,900	5,727	62,848	45,392
2005	11,908	6,529	17,905	5,739	109,885	69,114
2006	3,442	2,618	3,287	449	16,362	7,268
2007	—	—	19,588	10,880	20,476	11,163
2008	—	—	—	—	—	—

Total	$15,763	$9,224	$49,487	$22,901	$230,120	$147,783
	-
Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities exposure was $201.9 million and $197.7 million, respectively, with an unrealized loss of $28.7 million and $39.9 million, respectively. 77.3% of the Alt-A securities were rated “BBB” or better as of March 31, 2009. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. For the three months ended March 31, 2009, the Company recorded other-than-temporary impairments of $5.6 million in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The Company did not record any other-than-temporary write-downs in its Alt-A portfolio during the three months ended March 31, 2008.
The Company’s fixed maturity and funds withheld portfolios include approximately $511.8 million in estimated fair value of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invests in insured collateralized debt obligation (“CDO”) structures backing subprime investments of approximately $0.1 million at March 31, 2009. The insured securities are primarily investment grade, at issuance, without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the recent financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by four of the financial guarantors totaling $13.4 million in amortized cost.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of March 31, 2009, the Company holds in its general portfolio a book value of $50.7 million amortized cost in direct exposure in the form of senior unsecured and preferred securities. Additionally, as of March 31, 2009, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain about $351.6 million in amortized cost of direct unsecured holdings and no equity exposure. As of March 31, 2009, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totals about $1.0 billion in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities total a book value of $0.7 million. As a result of the U.S government intervention and cessation of dividend payments, the Company recorded an other-than-temporary impairment of its preferred holdings of Fannie Mae and Freddie Mac totaling $12.2 million in 2008. The Company did not record any further other-than-temporary impairments on its preferred holdings of Fannie Mae and Freddie Mac in 2009.
The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $39.8 million in other-than-temporary write-downs on fixed maturity securities and equity securities for the three months ended March 31, 2009. The write-downs are due primarily to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The Company recorded $5.2 million in other-than-temporary write-downs on fixed maturity securities for the three months ended March 31, 2008. The table below summarizes impairment write-downs for the three-month period ended March 31, 2009 (dollars in thousands).

Asset Class	Impairment
Subprime / Alt-A / Other structured securities	$20,609
Below investment grade corporate securities	13,785
Equity securities	5,431

Total	$39,825

During the three months ended March 31, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $108.4 million and $141.3 million at losses of $22.0 million and $8.9 million, respectively, or at 83.1% and 94.1% of book value, respectively. Generally, such losses are insignificant in relation to the cost basis of the investment and are largely due to changes in interest rates from the time the security was purchased. The securities are classified as available-for-sale in order to meet the Company’s operational and other cash flow requirements. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
At March 31, 2009 and December 31, 2008, the Company had $1,552.8 million and $1,416.4 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	March 31,	December 31,
	2009	2008
Sector:
U.S. corporate securities	51%	46%
Canadian and Canada provincial governments	1	1
Residential mortgage-backed securities	5	7
Foreign corporate securities	10	12
Asset-backed securities	8	10
Commercial mortgage-backed securities	24	23
State and political subdivisions	1	1

Total	100%	100%

Industry:
Finance	39%	33%
Asset-backed	8	10
Industrial	17	19
Mortgage-backed	29	31
Government	2	1
Utility	4	6
Other	1	—

Total	100%	100%

The following table presents the total gross unrealized losses for 1,794 and 1,716 fixed maturity securities and equity securities as of March 31, 2009 and December 31, 2008, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2009			December 31, 2008
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	1,075	$321,366	20.7%	980	$324,390	22.9%
20% or more for less than six months	280	417,560	26.9	561	796,747	56.3
20% or more for six months or greater	439	813,893	52.4	175	295,302	20.8

Total	1,794	$1,552,819	100.0%	1,716	$1,416,439	100.0%

The investment securities in an unrealized loss position as of March 31, 2009 consisted of 1,794 securities with unrealized losses of $1,552.8 million. Of these unrealized losses, 86.4% were investment grade and 20.7% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads. The increase in the number of securities at a loss greater than 20% or more for six months or greater reflects the continued effects of adverse economic conditions.
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
The following tables present the estimated fair values and gross unrealized losses for the 1,794 and 1,716 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2009 and December 31, 2008, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of March 31, 2009
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,137,224	$172,194	$1,141,332	$399,942	$2,278,556	$572,136
Canadian and Canadian provincial governments	242,153	8,484	106,505	8,746	348,658	17,230
Residential mortgage-backed securities	105,818	21,388	275,684	37,384	381,502	58,772
Foreign corporate securities	486,332	53,748	219,760	89,413	706,092	143,161
Asset-backed securities	90,759	20,779	189,007	86,683	279,766	107,462
Commercial mortgage-backed securities	419,538	212,518	234,307	156,252	653,845	368,770
State and political subdivisions	5,945	547	25,637	6,288	31,582	6,835
Other foreign government securities	97,393	2,195	3,524	292	100,917	2,487

Investment grade securities	2,585,162	491,853	2,195,756	785,000	4,780,918	1,276,853

Non-investment grade securities:
U.S. corporate securities	128,276	36,070	120,981	87,811	249,257	123,881
Asset-backed securities	7,853	5,788	10,407	17,171	18,260	22,959
Foreign corporate securities	20,208	7,090	12,383	10,181	32,591	17,271
Residential mortgage-backed securities	16,312	4,411	11,301	11,032	27,613	15,443
Commercial mortgage-backed securities	—	—	213	1,581	213	1,581
State and political subdivisions	—	—	3,000	5,024	3,000	5,024

Non-investment grade securities	172,649	53,359	158,285	132,800	330,934	186,159

Total fixed maturity securities	$2,757,811	$545,212	$2,354,041	$917,800	$5,111,852	$1,463,012

Equity securities	$49,880	$30,666	$48,636	$59,141	$98,516	$89,807

Total number of securities in an unrealized loss position	929		865		1,794

	As of December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Continued	As of December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

As of March 31, 2009, the Company has the ability and intent to hold these investment securities until the recovery of the fair value up to the current cost of the investment, which may be maturity. However, from time to time when facts and circumstances arise, the Company may sell securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements.
Mortgage loans represented approximately 4.7% of the Company’s cash and invested assets as of March 31, 2009 and December 31, 2008, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of March 31, 2009 is as follows (dollars in thousands):

Three Months Ended
March 31, 2009
Balance, beginning of period	$526
Additions	1,288
Deductions	(401)

Balance, end of period	$1,413

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2009 and December 31, 2008 is as follows (dollars in thousands):

	March 31, 2009	December 31, 2008
Impaired loans with valuation allowances	$12,338	$3,853
Impaired loans without valuation allowances	2,097	18,125

Subtotal	14,435	21,978
Less: Valuation allowances on impaired loans	1,413	526

Impaired loans	$13,022	$21,452

The Company’s average investment in impaired loans was $3.6 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively. Interest income on impaired loans was $0.2 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.

Policy loans comprised approximately 6.6% and 6.7% of the Company’s cash and invested assets as of March 31, 2009 and December 31, 2008, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds withheld at interest comprised approximately 27.5% and 27.4% of the Company’s cash and invested assets as of March 31, 2009 and December 31, 2008, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at March 31, 2009 and “A+” at December 31, 2008. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other invested assets represented approximately 3.5% and 3.8% of the Company’s cash and invested assets as of March 31, 2009 and December 31, 2008, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of March 31, 2009 and December 31, 2008 are as follows (dollars in thousands):

	March 31, 2009	December 31, 2008

Equity securities	$36,931	$35,975
Non-redeemable preferred stock	89,225	123,399
Limited partnerships	142,118	140,077
Structured loans	109,418	101,380
Derivatives	173,086	206,341
Other	32,006	21,477

Total other invested assets	$582,784	$628,649

The Company recorded $5.4 million in other-than-temporary write-downs on equity securities in the first three months of 2009. The Company did not record any other-than-temporary write-downs on its other invested assets in the first three months of 2008. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date less collateral held by the Company. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value position at the reporting date. At March 31, 2009, the Company had credit exposure of $173.1 million related to its derivative contracts of which $106.8 million were collateralized with cash collateral from the counterparty.

Contractual Obligations
From December 31, 2008 to March 31, 2009, the value of the Company’s obligation for payables for collateral received under derivative contracts decreased by $53.0 million due to a change in the value of the underlying derivatives. There were no other material changes in the Company’s contractual obligations from those reported in the 2008 Annual Report.
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 19 such cases of over-retained policies, for amounts averaging $2.4 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $10.1 million. The Company enters into agreements with other reinsurers to help mitigate the risk related to the over-retained policies. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
The Company maintains a catastrophe insurance program (“Program”) that renews on March 7th of each year. The current Program began September 7, 2008, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $10 million in claims, the Program covers the next $50 million in claims, and the Company retains all claims in excess of $60 million. The Program covers reinsurance programs worldwide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program excludes losses from earthquakes occurring in California and also excludes losses from pandemics. The Program is insured by eleven insurance companies and Lloyd’s Syndicates, with no single entity providing more than $10 million of coverage.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2009, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Market Risk
Market risk is the risk of loss that may occur when fluctuations in interest and currency exchange rates and equity and commodity prices change the value of a financial instrument. Since both derivative and nonderivative financial instruments have market risk, the Company’s risk management extends beyond derivatives to encompass all financial instruments held. The Company is primarily exposed to interest rate risk, including credit spreads, and foreign currency risk.
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
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. As of March 31, 2009, the Company had in place a net investment hedge of a portion of its investment in Canada operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros and the South African rand.
The Company reinsures variable annuities including those with guaranteed minimum benefits and guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2009 and December 31, 2008.

(dollars in millions)	March 31, 2009	December 31, 2008

No guaranteed minimum benefits	$1,041.3	$1,063.1
GMDB only	58.3	53.5
GMIB only	4.3	3.9
GMAB only	47.5	43.7
GMWB only	1,179.7	795.0
GMDB / WB	315.6	287.1
Other	26.0	24.3

Total variable annuity account values	$2,672.7	$2,270.6

Fair value of guaranteed living benefits	$241.2	$276.4
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2009 from that disclosed in the 2008 Annual Report.
New Accounting Standards
In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required by FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 107-1 and APB 28-1 on its condensed consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 157-4 on its condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP FAS 115-2 and FAS 124-2 on its condensed consolidated financial statements.
In January 2009, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“EITF 99-20-1”). EITF 99-20-1 provides guidance on determining other-than-temporary impairments on securities subject to EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. The primary effect of EITF 99-20-1 was to remove the requirement that a holder attempt to determine the underlying cash flows on an asset-backed security based on the assumptions that a market participant would make in determining the current fair value of the instrument. Instead, the focus has been placed on determining the estimated cash flows as determined by the holder for all sources including its own comprehensive credit analysis. The provisions of EITF 99-20-1 were required to be applied prospectively for interim periods and fiscal years ending after December 15, 2008. The Company’s adoption of EITF 99-20-1 did not have a significant impact on how the Company values its structured investment securities.
In December 2008, the FASB issued FSP No. FAS 132(r)-1, “Employers Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(r)-1”). FSP 132(r)-1 provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by FSP 132(r)-1 is effective for financial statements with fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(r)-1 on its condensed consolidated financial statements.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of FSP 157-3. The Company also adopted FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date was delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The adoption of FSP 157-2 did not have a material impact on the Company’s condensed consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 in the first quarter of 2009.
In February 2008, the FASB issued FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP 140-3”). FSP 140-3 provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. FSP 140-3 is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of FSP 140-3 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations — A Replacement of FASB Statement No. 141” (“SFAS 141(r)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(r) establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. SFAS 160 establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The pronouncements are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The adoption of SFAS 141(r) and SFAS 160 did not have a material impact on the Company’s condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2008 Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the first quarter ended March 31, 2009:

			Total Number of	Maximum Number
	Total Number of		Shares Purchased as	of Shares that May
	Shares Purchased	Average Price Paid	Part of Publicly	Yet Be Purchased
	(1)	per Share	Announced Plans	Under the Plans
January 1, 2009 — January 31, 2009	2,280	$42.82	—	—

February 1, 2009 — February 28, 2009	42,976	$35.11	—	—

(1)	In January 2009 the Company net settled — issuing 6,548 shares from treasury and repurchasing from recipients 2,280 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award. In February 2009 the Company net settled — issuing 164,630 shares from treasury and repurchasing from recipients 42,976 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of March 31, 2009, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
By:	/s/ A. Greig Woodring	May 5, 2009
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay	May 5, 2009
Jack B. Lay
Senior Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed November 25, 2008.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed November 25, 2008.

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.