Form 10-Q
period 2009-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2009-07-31
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2009, 72,775,364 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $10,345,860 and $9,382,848 at June 30, 2009 and December 31, 2008, respectively)	$9,842,793	$8,531,804
Mortgage loans on real estate	757,501	775,050
Policy loans	1,085,752	1,096,713
Funds withheld at interest	4,675,191	4,520,398
Short-term investments	53,953	58,123
Other invested assets	482,028	628,649

Total investments	16,897,218	15,610,737
Cash and cash equivalents	416,947	875,403
Accrued investment income	119,411	87,424
Premiums receivable and other reinsurance balances	743,643	640,235
Reinsurance ceded receivables	738,926	735,155
Deferred policy acquisition costs	3,615,456	3,610,334
Other assets	117,748	99,530

Total assets	$22,649,349	$21,658,818

Liabilities and Stockholders’ Equity
Future policy benefits	$7,054,930	$6,431,530
Interest-sensitive contract liabilities	7,454,907	7,690,942
Other policy claims and benefits	2,046,887	1,923,018
Other reinsurance balances	144,234	173,645
Deferred income taxes	456,701	310,360
Other liabilities	566,805	585,199
Long-term debt	816,575	918,246
Collateral finance facility	850,014	850,035
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,123	159,035

Total liabilities	19,550,176	19,042,010

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,523 at June 30, 2009 and 73,363,398 at December 31, 2008)	734	734
Warrants	66,912	66,914
Additional paid-in-capital	1,457,711	1,450,041
Retained earnings	1,841,497	1,682,087
Accumulated other comprehensive income:

Accumulated currency translation adjustment, net of income taxes	105,631	19,794
Unrealized depreciation of securities, net of income taxes	(332,664)	(553,407)
Pension and postretirement benefits, net of income taxes	(14,373)	(14,658)

Total stockholders’ equity before treasury stock	3,125,448	2,651,505
Less treasury shares held of 588,573 and 740,195 at cost at June 30, 2009 and December 31, 2008, respectively	(26,275)	(34,697)

Total stockholders’ equity	3,099,173	2,616,808

Total liabilities and stockholders’ equity	$22,649,349	$21,658,818

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,375,181	$1,358,555	$2,721,228	$2,656,620
Investment income, net of related expenses	284,636	254,868	507,832	454,394
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(36,942)	(548)	(71,337)	(5,699)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	16,135	—	16,135	—
Other investment related gains (losses), net	98,995	(6,531)	61,128	(156,640)

Total investment related gains (losses), net	78,188	(7,079)	5,926	(162,339)
Other revenues	75,161	36,262	109,020	54,198

Total revenues	1,813,166	1,642,606	3,344,006	3,002,873

Benefits and Expenses:
Claims and other policy benefits	1,123,696	1,128,827	2,293,440	2,248,339
Interest credited	72,897	63,000	109,806	136,897
Policy acquisition costs and other insurance expenses	308,403	189,272	507,204	205,534
Other operating expenses	71,095	61,997	137,844	125,337
Interest expense	19,595	21,580	41,712	44,674
Collateral finance facility expense	2,057	6,966	4,371	14,440

Total benefits and expenses	1,597,743	1,471,642	3,094,377	2,775,221

Income from continuing operations before income taxes	215,423	170,964	249,629	227,652
Provision for income taxes	62,244	60,158	73,160	80,257

Income from continuing operations	153,179	110,806	176,469	147,395
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	—	(104)	—	(5,188)

Net income	$153,179	$110,702	$176,469	$142,207

Basic earnings per share:
Income from continuing operations	$2.11	$1.78	$2.43	$2.37
Discontinued operations	—	—	—	(0.08)

Net income	$2.11	$1.78	$2.43	$2.29

Diluted earnings per share:
Income from continuing operations	$2.10	$1.73	$2.42	$2.30
Discontinued operations	—	—	—	(0.08)

Net income	$2.10	$1.73	$2.42	$2.22

Dividends declared per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$176,469	$142,207
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(29,934)	(27,922)
Premiums receivable and other reinsurance balances	(55,706)	(92,232)
Deferred policy acquisition costs	50,801	(285,759)
Reinsurance ceded balances	(3,771)	(29,890)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	437,355	468,180
Deferred income taxes	46,667	(39,703)
Other assets and other liabilities, net	32,908	102,314
Amortization of net investment premiums, discounts and other	(59,792)	(50,866)
Investment related losses, net	(5,926)	162,339
Gain on repurchase of long-term debt	(38,875)	—
Excess tax benefits from share-based payment arrangement	(1,452)	(3,732)
Other, net	(9,527)	21,394

Net cash provided by operating activities	539,217	366,330

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,268,318	1,237,413
Maturities of fixed maturity securities available-for-sale	26,117	81,275
Purchases of fixed maturity securities available-for-sale	(1,994,477)	(1,812,224)
Cash invested in policy loans	(9,508)	(9,054)
Cash invested in funds withheld at interest	(37,140)	(54,425)
Net increase on securitized lending activities	—	12,806
Principal payments on mortgage loans on real estate	14,367	32,625
Principal payments on policy loans	20,470	19,976
Change in short-term investments and other invested assets	4,771	(118,431)

Net cash used in investing activities	(707,082)	(610,039)

Cash Flows from Financing Activities:
Dividends to stockholders	(13,085)	(11,190)
Repurchase of long-term debt	(39,960)	—
Principal payments on long-term debt	(22,539)	—
Purchases of treasury stock	(1,607)	(3,104)
Excess tax benefits from share-based payment arrangement	1,452	3,732
Exercise of stock options, net	532	3,981
Change in securities sold under agreements to repurchase and cash collateral for derivative positions	(143,353)	(30,094)
Excess deposits (payments) on universal life and other investment type policies and contracts	(82,242)	237,503

Net cash provided by (used in) financing activities	(300,802)	200,828
Effect of exchange rate changes on cash	10,211	1,219

Change in cash and cash equivalents	(458,456)	(41,662)
Cash and cash equivalents, beginning of period	875,403	404,351

Cash and cash equivalents, end of period	$416,947	$362,689

Supplementary information:
Cash paid for interest	$37,871	$52,128
Cash paid for income taxes, net of refunds	$13,009	$22,250
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through July 31, 2009, the date the financial statements were issued. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K (“2008 Annual Report”) filed with the Securities and Exchange Commission on March 2, 2009.
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
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$153,179	$110,806	$176,469	$147,395
Shares:
Weighted average outstanding shares (denominator for basic calculation)	72,770	62,283	72,740	62,214
Equivalent shares from outstanding stock options	169	1,699	172	1,892

Denominator for diluted calculation	72,939	63,982	72,912	64,106
Earnings per share:
Basic	$2.11	$1.78	$2.43	$2.37
Diluted	$2.10	$1.73	$2.42	$2.30

The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three and six months ended June 30, 2009, approximately 1.5 million stock options and approximately 0.6 million performance contingent shares were excluded from the calculation. For the three and six months ended June 30, 2008, approximately 0.7 million stock options and approximately 0.4 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following table presents the components of the Company’s other comprehensive income (loss) (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income	$153,179	$110,702	$176,469	$142,207
Other comprehensive income (loss), net of income tax:
Unrealized investment losses, net of reclassification adjustment for losses included in net income	377,336	(119,696)	235,673	(265,692)
Reclassification adjustment for other-than-temporary losses excluded from net income	(10,488)	—	(10,488)	—
Currency translation adjustments	108,681	11,920	85,837	(6,405)
Unrealized pension and postretirement benefit adjustment	83	117	285	269

Comprehensive income (loss)	$628,791	$3,043	$487,776	$(129,621)

The balance of and changes in each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2009 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income
	Tax
	Accumulated
	Currency	Unrealized	Pension and
	Translation	Depreciation of	Postretirement
	Adjustments	Securities	Benefits	Total
Balance, December 31, 2008	$19,794	$(553,407)	$(14,658)	$(548,271)
Change in component during the period	85,837	225,185	285	311,307
Impact of adoption of FSP FAS 115-2 and FAS 124-2	—	(4,442)	—	(4,442)

Balance, June 30, 2009	$105,631	$(332,664)	$(14,373)	$(241,406)

4. Investments
The Company had total cash and invested assets of $17.3 billion and $16.5 billion at June 30, 2009 and December 31, 2008, respectively, as illustrated below (dollars in thousands):

	June 30, 2009	December 31, 2008
Fixed maturity securities, available-for-sale	$9,842,793	$8,531,804
Mortgage loans on real estate	757,501	775,050
Policy loans	1,085,752	1,096,713
Funds withheld at interest	4,675,191	4,520,398
Short-term investments	53,953	58,123
Other invested assets	482,028	628,649
Cash and cash equivalents	416,947	875,403

Total cash and invested assets	$17,314,165	$16,486,140

All investments held by the Company are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 - “Investments” in the Notes to Consolidated Financial Statements of the 2008 Annual Report for additional information regarding the Company’s investments.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Fixed maturity securities available-for-sale	$150,916	$138,552	$290,097	$271,161
Mortgage loans on real estate	11,379	12,210	22,956	24,690
Policy loans	16,938	16,014	33,349	31,878
Funds withheld at interest	102,524	82,582	152,986	111,892
Short-term investments	1,283	934	2,001	2,130
Other invested assets	5,967	8,433	15,165	20,093

Investment revenue	289,007	258,725	516,554	461,844
Investment expense	(4,371)	(3,857)	(8,722)	(7,450)

Investment income, net of related expenses	$284,636	$254,868	$507,832	$454,394

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(36,942)	$(548)	$(71,337)	$(5,699)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	16,135	—	16,135	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(20,807)	(548)	(55,202)	(5,699)
Impairment losses on equity securities	—	—	(5,430)	—
Gain on investment activity	25,281	5,928	37,511	16,009
Loss on investment activity	(18,828)	(4,378)	(38,477)	(9,739)
Derivatives and other, net	92,542	(8,081)	67,524	(162,910)

Net gains (losses)	$78,188	$(7,079)	$5,926	$(162,339)

The increase in other-than-temporary impairments in 2009 is due to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The increase in derivative gains is primarily due to a decrease in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties.
During the three months ended June 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $214.2 million and $250.6 million at losses of $18.8 million and $4.4 million, respectively, or at 91.9% and 98.3% of amortized cost, respectively. During the six months ended June 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $322.6 and $391.9 million at losses of $38.5 million and $9.7 million, respectively, or at 89.3% and 97.6% of amortized cost, respectively. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
Other-Than-Temporary Impairments
The Company has a process in place to identify fixed maturity and equity securities that could potentially have a credit impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.
     The Company reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value;

(3) the financial position and access to capital of the issuer, including the current and future impact of any specific events and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, its ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
During the second quarter of 2009 the Company adopted the Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”), which changes the recognition and presentation of other-than-temporary impairments. See Note 13 — “New Accounting Standards” for further discussion of the adoption. The recognition provisions within FSP FAS 115-2 and FAS 124-2 apply only to fixed maturity securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements of FSP FAS 115-2 and FAS 124-2 apply to both fixed maturity and equity securities.
Impairment losses on equity securities are recognized in net income. The way in which impairment losses on fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, it recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If the Company does not expect to recover the amortized cost basis, it does not plan to sell the security and if it is not more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in net income and the non-credit loss portion in accumulated other comprehensive income (“AOCI”).
For the three months ended June 30, 2009, the Company recognized $20.8 million of credit related losses in various asset-backed and U.S. corporate securities. The Company estimates the amount of the credit loss component of a fixed maturity (debt) security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
Total other-than-temporary impairment losses on fixed maturity securities were $36.9 million for the three months ended June 30, 2009. The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

Three Months Ended
June 30, 2009
Balance as of April 1, 2009	$(17,132)
Credit losses for which an other-than-temporary impairment was not previously recognized	(3,242)
Credit losses for which an other-than-temporary impairment was previously recognized	(3,562)

Balance as of June 30, 2009	$(23,936)

Fixed Maturities and Equity Securities Available-for-Sale
As mentioned above, FSP FAS 115-2 and FAS 124-2 changes how an entity recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the 2009 table below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of June 30, 2009 and December 31, 2008 (dollars in thousands):

June 30, 2009
						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairment
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$3,805,149	$73,700	$396,521	$3,482,328	35.4%	$—
Canadian and Canadian provincial governments	1,679,425	341,467	21,651	1,999,241	20.3	—
Residential mortgage-backed securities	1,202,888	30,323	74,907	1,158,304	11.8	(13,415)
Foreign corporate securities	1,443,541	40,851	77,531	1,406,861	14.3	—
Asset-backed securities	503,191	6,434	132,243	377,382	3.8	(5,220)
Commercial mortgage-backed securities	1,086,649	7,212	281,549	812,312	8.3	(4,333)
U.S. government and agencies	62,763	2,118	—	64,881	0.7	—
State and political subdivisions	105,867	2,027	14,712	93,182	0.9	—
Other foreign government securities	456,387	6,119	14,204	448,302	4.5	—

Total fixed maturity securities	$10,345,860	$510,251	$1,013,318	$9,842,793	100.0%	$(22,968)

Non-redeemable preferred stock	$163,300	$1,057	$46,825	$117,532	72.1%
Common stock	48,378	644	3,488	45,534	27.9

Total equity securities	$211,678	$1,701	$50,313	$163,066	100.0%

December 31, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Common stock	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

As of June 30, 2009, the Company held securities with a fair value of $312.5 million issued by the Federal Home Loan Mortgage Corporation, $387.5 million issued by the Federal National Mortgage Corporation, $698.1 million that were issued by the Canadian province of Ontario, $545.3 million in one entity that were guaranteed by the Canadian province of Quebec, and $319.5 million issued by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2008, the Company held securities with a fair value of $383.0 million issued by the Federal Home Loan Mortgage Corporation, $396.2 million issued by the Federal National Mortgage Corporation, $661.2 million that were issued by the Canadian province of Ontario, $521.5 million in one entity that were guaranteed by the Canadian province of Quebec, and $275.1 million issued by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.

The amortized cost and estimated fair value of fixed maturity securities available-for-sale at June 30, 2009 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are developed using prepayment rates provided in broker consensus data. Such estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At June 30, 2009, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Available-for-sale:
Due in one year or less	$142,248	$142,339
Due after one year through five years	1,384,320	1,364,941
Due after five years through ten years	2,093,154	2,032,052
Due after ten years	3,933,410	3,955,462
Asset and mortgage-backed securities	2,792,728	2,347,999

Total	$10,345,860	$9,842,793

The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

June 30, 2009
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,455,564	$1,210,725	24.8%	A-
Industrial	1,747,020	1,684,020	34.4	BBB+
Foreign (1)	1,443,541	1,406,861	28.8	A
Utility	596,283	581,099	11.9	BBB+
Other	6,282	6,484	0.1	A-

Total	$5,248,690	$4,889,189	100.0%	A-

December 31, 2008
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
At June 30, 2009 and December 31, 2008, the Company had $1,063.6 million and $1,416.4 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	June 30,	December 31,
	2009	2008
Sector:
U.S. corporate securities	42%	46%
Canadian and Canada provincial governments	2	1
Residential mortgage-backed securities	7	7
Foreign corporate securities	7	12
Asset-backed securities	13	10
Commercial mortgage-backed securities	27	23
State and political subdivisions	2	1

Total	100%	100%

Industry:
Finance	34%	33%
Asset-backed	12	10
Industrial	12	19
Mortgage-backed	34	31
Government	5	1
Utility	3	6

Total	100%	100%

The following table presents the total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,558 and 1,716 fixed maturity securities and equity securities as of June 30, 2009 and December 31, 2008, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2009			December 31, 2008
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	1,109	$310,047	29.1%	980	$324,390	22.9%
20% or more for less than six months	77	156,557	14.8	561	796,747	56.3
20% or more for six months or greater	372	597,027	56.1	175	295,302	20.8

Total	1,558	$1,063,631	100.0%	1,716	$1,416,439	100.0%

The investment securities in an unrealized loss position as of June 30, 2009 consisted of 1,558 securities with unrealized losses of $1,063.6 million. Of these unrealized losses, 83.0% were investment grade and 29.1% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads. The increase in the number of securities at a loss greater than 20% or more for six months or greater reflects the continued effects of adverse economic conditions.
While all of these securities are monitored for potential impairment, the Company believes due to recent market conditions and liquidity concerns, and the historically high levels of price volatility, the extent and duration of a decline in value have become less indicative of when the market may believe there has been credit deterioration with respect to an issuer. Under these current market conditions, the Company’s determination of whether a decline in value is other-than-temporary places greater emphasis on the Company’s analysis of the underlying credit versus the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration as the severity and duration of the decline increases.

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,558 and 1,716 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2009 and December 31, 2008, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of June 30, 2009
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$460,442	$53,092	$1,370,743	$252,696	$1,831,185	$305,788
Canadian and Canadian provincial governments	323,489	11,729	118,952	9,922	442,441	21,651
Residential mortgage-backed securities	131,783	15,862	232,358	26,280	364,141	42,142
Foreign corporate securities	329,259	21,486	237,533	46,620	566,792	68,106
Asset-backed securities	51,225	13,426	204,070	95,932	255,295	109,358
Commercial mortgage-backed securities	164,047	49,928	498,516	230,034	662,563	279,962
State and political subdivisions	14,684	1,657	43,380	9,010	58,064	10,667
Other foreign government securities	257,500	13,750	3,685	454	261,185	14,204

Investment grade securities	1,732,429	180,930	2,709,237	670,948	4,441,666	851,878

Non-investment grade securities:
U.S. corporate securities	83,289	21,194	220,355	69,539	303,644	90,733
Asset-backed securities	3,666	5,928	9,297	16,957	12,963	22,885
Foreign corporate securities	8,089	3,583	18,451	5,842	26,540	9,425
Residential mortgage-backed securities	26,943	12,811	33,294	19,954	60,237	32,765
Commercial mortgage-backed securities	—	—	209	1,587	209	1,587
State and political subdivisions	—	—	4,000	4,045	4,000	4,045

Non-investment grade securities	121,987	43,516	285,606	117,924	407,593	161,440

Total fixed maturity securities	$1,854,416	$224,446	$2,994,843	$788,872	$4,849,259	$1,013,318

Non-redeemable preferred stock	25,146	5,847	89,751	40,979	114,897	46,826
Common Stock	13,207	1,578	4,902	1,909	18,109	3,487

Total equity securities	$38,353	$7,425	$94,653	$42,888	$133,006	$50,313

Total number of securities in an unrealized loss position	516		1,042		1,558

	As of December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Non-redeemable preferred stock	49,376	22,316	61,249	41,844	110,625	64,160
Common Stock	11,804	4,607	—	—	11,804	4,607

Total equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

As of June 30, 2009, the Company does not intend to sell the fixed maturity securities and does not believe it is more likely than not that it will be required to sell the fixed maturity securities before the recovery of the fair value up to the current cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements. As of June 30, 2009, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity requirements.

5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments (dollars in thousands):

	June 30, 2009			December 31, 2008
		Carrying Value/			Carrying Value/
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$1,332,758	$45,486	$43,979	$672,716	$155,189	$241
Financial futures(1)	230,082	—	—	260,568	—	—
Foreign currency forwards(1)	40,500	1,243	—	31,300	2,209	—
Consumer price index (“CPI”) swaps(1)	128,460	1,094	196	—	—	—
Credit default swaps(1)	297,500	544	4,115	290,000	—	7,705
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	488,977	—	—	512,888
Indexed annuity products(3)		60,075	495,230	—	66,716	530,986
Variable annuity products(3)	—	—	79,995	—	—	276,445

Total non-hedging derivatives	$2,029,300	$108,442	$1,112,492	$1,254,584	$224,114	$1,328,265

Derivatives designated as hedging instruments:
Interest rate swaps(1)	$21,783	$—	$778	$21,783	$—	$2,243
Foreign currency swaps(1)	20,270	28	—	296,497	48,943	—

Total hedging derivatives	$42,053	$28	$778	$318,280	$48,943	$2,243

Total derivatives	$2,071,353	$108,470	$1,113,270	$1,572,864	$273,057	$1,330,508

(1)	Carried on the Company’s consolidated balance sheets in other invested assets or as liabilities within other liabilities, at fair value.

(2)	Embedded is included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
As of June 30, 2009 and December 31, 2008, the Company held interest rate swaps that were designated and qualified as a fair value hedge of interest rate risk. As of December 31, 2008, the Company held foreign currency swaps that were designated and qualified as a fair value hedge of a portion of its net investment in its Canada operation. The Company’s foreign currency swaps, utilized to hedge a portion of its net investment in its Canada operation, outstanding as of March 31, 2009 were terminated on April 20, 2009. The unrealized gains related to the foreign currency swaps of $50.0 million continues to be reflected in accumulated other comprehensive income. As of June 30, 2009, the Company held foreign currency swaps that were designated and qualified as a fair value hedge of a portion of its net investment in its Australia operation. As of June 30, 2009 and December 31, 2008, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” of the Company’s 2008 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. The Company does not enter into derivative instruments for speculative purposes. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contract.

Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they have met the requirements of SFAS 133. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2009 were (dollars in thousands):

For the three months ended June 30, 2009
Type of	Derivative	Hedge Gain		Hedged Item
Fair Value	Gain (loss)	(Loss)		Gain (Loss)	Hedged Item Gain
Hedge	Location	Recognized	Hedged Item	Location	(Loss) Recognized
Interest rate swaps	Investment related gains (losses), net	$982	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(934)

For the six months ended June 30, 2009
Type of	Derivative	Hedge Gain		Hedged Item
Fair Value	Gain (loss)	(Loss)		Gain (Loss)	Hedged Item Gain
Hedge	Location	Recognized	Hedged Item	Location	(Loss) Recognized
Interest rate swaps	Investment related gains (losses), net	$1,465	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(1,456)
The Company’s investment related gains (losses), net representing the ineffective portion of all fair value hedges was immaterial for the three and six months ended June 30, 2009. The Company had no fair value hedges for the period ended June 30, 2008.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. A summary of the Company’s net investments in foreign operations (“NIFO”) hedges on its financial statements for the three and six months ended June 30, 2009 were (dollars in thousands):

For the three months ended June 30, 2009
Effective Portion				Ineffective Portion
			Gain (Loss)	Income
Type of	Derivative	Location of Gain (Loss)	Reclassified from	Statement
NIFO	Gain (Loss) in	Reclassified From	accumulated OCI into	Location of Gain	Ineffective Gain
Hedge	OCI	Accumulated OCI	income	(Loss)	(Loss) in Income
Foreign currency swaps	$(6,491)	None	$—	Investment income	$—

For the six months ended June 30, 2009
Effective Portion				Ineffective Portion
			Gain (Loss)	Income
Type of	Derivative	Location of Gain (Loss)	Reclassified from	Statement
NIFO	Gain (Loss) in	Reclassified From	accumulated OCI into	Location of Gain	Ineffective Gain
Hedge	OCI	Accumulated OCI	income	(Loss)	(Loss) in Income
Foreign currency swaps	$1,644	None	$—	Investment income	$—
The Company measures ineffectiveness on the foreign currency swaps based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.

The Company’s other comprehensive income for the three months ended June 30, 2009 and 2008, include losses of $6.5 million and $2.2 million, respectively, and gains of $1.6 million and $4.2 million for the six months ended June 30, 2009 and 2008, respectively, related to foreign currency swaps used to hedge its net investment in its Canada and Australia operations. The cumulative foreign currency translation gain recorded in accumulated other comprehensive income related to these hedges was $50.3 million and $48.6 million at June 30, 2009 and December 31, 2008, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income. A pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended June 30, 2009 and 2008, the Company recognized as investment related losses, net, excluding embedded derivatives of $136.1 million and $3.7 million, respectively, and $156.3 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively, related to derivatives that do not qualify for hedge accounting.
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
Credit Default Swaps
The Company invests in credit default swaps to diversify its credit risk exposure in certain portfolios. These credit default swaps are over-the-counter instruments in which the Company receives payments at specified intervals to insure credit risk on a portfolio of 125 U.S. investment-grade securities. If a credit event, as defined by the contract, occurs, generally the contract will require the swap to be settled gross by the delivery of par quantities or value of the referenced investment securities equal to the specified swap notional amount in exchange for the payment of cash amounts by the Company equal to the par value of the investment security surrendered.
The Company also purchases credit default swaps to hedge against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, it allows the Company to put the bond back to the counterparty at par.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. These host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three and six months ended June 30, 2009 and 2008 are reflected in the following table (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$225,574	$(6,095)	$220,362	$(160,915)
After the associated amortization of DAC and taxes, the related amounts included in net income	(5,517)	2,703	(32,596)	(22,698)

Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(10,232)	(3,383)	11,465	(17,383)
After the associated amortization of DAC and taxes, the related amounts included in net income	(11,948)	3,897	(753)	10,108
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and six months ended June 30, 2009 is as follows (dollars in thousands):

		Gain (Loss)
		For the Three Months
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	Ended June 30, 2009
Interest rate swaps	Investment related gains (losses), net	$(99,017)
Financial futures	Investment related gains (losses), net	(48,059)
Foreign currency forwards	Investment related gains (losses), net	1,164
CPI swaps	Investment related gains (losses), net	544
Credit default swaps	Investment related gains (losses), net	9,288
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	64,337
Indexed annuity products	Policy acquisition costs and other insurance expenses	161
Indexed annuity products	Interest credited	(10,393)
Variable annuity products	Investment related gains (losses), net	161,238

Total non-hedging derivatives		$79,263

		Gain (Loss)
		For the Six Months
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	Ended June 30, 2009
Interest rate swaps	Investment related gains (losses), net	$(137,881)
Financial futures	Investment related gains (losses), net	(25,748)
Foreign currency forwards	Investment related gains (losses), net	(878)
CPI swaps	Investment related gains (losses), net	854
Credit default swaps	Investment related gains (losses), net	7,377
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	23,912
Indexed annuity products	Policy acquisition costs and other insurance expenses	(2,496)
Indexed annuity products	Interest credited	13,960
Variable annuity products	Investment related gains (losses), net	196,450

Total non-hedging derivatives		$75,550

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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. As of June 30, 2009, and December 31, 2008, the Company held cash collateral under its control of $9.7 million and $159.8 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the consolidated balance sheets. From time to time, the Company has accepted collateral consisting of various securities; however, there were no securities held as collateral as of June 30, 2009, and December 31, 2008. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. As of June 30, 2009, the Company had pledged collateral of $6.7 million to counterparties on swaps, which is included in other assets. There was no collateral pledged to swap counterparties as of December 31, 2008.
In addition, the Company has exchange-traded futures, which require the maintenance of a margin account. As of June 30, 2009 and December 31, 2008, the Company pledged collateral of $24.1 and $25.9 million, respectively, which is included in cash and cash equivalents.
6. Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2009 and December 31, 2008. Fair values have been determined by using available market information and the valuation techniques described in Note 6 of the consolidated financial statements accompanying the 2008 Annual Report. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts (dollars in thousands):

	June 30, 2009		December 31, 2008
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$9,842,793	$9,842,793	$8,531,804	$8,531,804
Mortgage loans on real estate	757,501	676,242	775,050	755,383
Policy loans	1,085,752	1,085,752	1,096,713	1,096,713
Funds withheld at interest	4,675,191	4,607,198	4,520,398	4,494,716
Short-term investments	53,953	53,953	58,123	58,123
Other invested assets	482,028	460,816	628,649	638,087
Cash and cash equivalents	416,947	416,947	875,403	875,403
Accrued investment income	119,411	119,411	87,424	87,424
Reinsurance ceded receivables	110,470	53,852	115,445	11,233
Liabilities:
Interest-sensitive contract liabilities	$5,611,202	$5,413,202	$5,664,488	$4,890,669
Long-term and short-term debt	816,575	616,288	918,246	606,890
Collateral finance facility	850,014	433,500	850,035	493,000
Company-obligated mandatorily redeemable preferred securities	159,123	181,819	159,035	186,082
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
The three approaches described within SFAS 157 are consistent with generally accepted valuation techniques. While all three approaches are not applicable to all assets or liabilities reported at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. The Company performs regular analysis and review of the various techniques utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. The Company also utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The Company performs analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, initial and ongoing review of third party pricing services and techniques, review of pricing trends and monitoring of recent trade information. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
For invested assets reported at fair value, when available, fair values are based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on the market valuation techniques described above, primarily a combination of the market approach, including matrix pricing and the income approach. The assumptions and inputs used by management in applying these techniques include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and assumptions regarding liquidity and future cash flows.
The significant inputs to the market standard valuation techniques for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.
When observable inputs are not available, the market standard valuation techniques for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are consistent with what other market participants would use when pricing such securities.
The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.
For embedded derivative liabilities associated with the underlying products in reinsurance treaties, primarily equity-indexed and variable annuity treaties, the Company utilizes a market standard technique, which includes an estimate of future equity option purchases and an adjustment for the Company’s own credit risk that takes into consideration the Company’s financial strength rating, also commonly referred to as a claims paying rating. The capital market inputs to the model, such as equity indexes, equity volatility, interest rates and the Company’s credit adjustment, are generally observable. However, the valuation models also use inputs requiring certain actuarial assumptions such as future interest margins, policyholder behavior, including future equity participation rates, and explicit risk margins related to non-capital market inputs, that are generally not observable and may require use of significant management judgment. Changes in interest rates, equity indices, equity volatility, the Company’s own credit risk, and actuarial assumptions regarding policyholder behavior may result in significant fluctuations in the value of embedded derivatives liabilities associated with equity-indexed annuity reinsurance treaties.
The fair value of embedded derivatives associated with funds withheld reinsurance treaties is determined based upon a total return swap technique with reference to the fair value of the investments held by the ceding company that support the Company’s funds withheld at interest asset. The fair value of the underlying assets is generally based on market observable inputs using market standard valuation techniques. However, the valuation also requires certain significant inputs based on actuarial assumptions about policyholder behavior, which are generally not observable.
For the quarter ended June 30, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.
SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes U.S. and foreign corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Management values most of these securities using inputs that are market observable.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though

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
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 are summarized below (dollars in thousands).

	June 30, 2009
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,482,328	$—	$2,636,803	$845,525
Canadian and Canadian provincial governments	1,999,241	—	1,994,051	5,190
Residential mortgage-backed securities	1,158,304	—	1,104,651	53,653
Foreign corporate securities	1,406,861	2,312	1,109,838	294,711
Asset-backed securities	377,382	—	149,605	227,777
Commercial mortgage-backed securities	812,312	—	701,490	110,822
U.S. government and agencies securities	64,881	64,828	53	—
State and political subdivision securities	93,182	6,533	2,316	84,333
Other foreign government securities	448,302	92,321	210,848	145,133

Total fixed maturity securities — available-for-sale	9,842,793	165,994	7,909,655	1,767,144
Funds withheld at interest — embedded derivatives	(488,977)	—	—	(488,977)
Short-term investments	12,235	—	11,547	688
Other invested assets — non-redeemable preferred stock	117,532	87,600	20,584	9,348
Other invested assets — common stock	45,534	5,826	26,441	13,267
Other invested assets — derivatives	48,395	—	48,395	—
Reinsurance ceded receivable — embedded derivatives	60,075	—	—	60,075

Total	$9,637,587	$259,420	$8,016,622	$1,361,545

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(575,225)	$—	$—	$(575,225)
Other liabilities — derivatives	(49,068)	—	(49,068)	—

Total	$(624,293)	$—	$(49,068)	$(575,225)

	December 31, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,012,633	$—	$2,196,348	$816,285
Canadian and Canadian provincial governments	1,891,239	—	1,881,274	9,965
Residential mortgage-backed securities	1,149,185	—	1,118,761	30,424
Foreign corporate securities	973,433	1,714	795,111	176,608
Asset-backed securities	339,378	—	107,509	231,869
Commercial mortgage-backed securities	760,590	—	701,549	59,041
U.S. government and agencies securities	8,431	3,072	5,359	—
State and political subdivision securities	38,654	6,167	—	32,487
Other foreign government securities	358,261	85,606	167,216	105,439

Sub-total	8,531,804	96,559	6,973,127	1,462,118
Funds withheld at interest — embedded derivatives	(512,888)	—	—	(512,888)
Short-term investments	570	—	218	352
Other invested assets — non-redeemable preferred stock	123,399	99,527	18,479	5,393
Other invested assets — common stock	35,975	4,999	18,920	12,056
Other invested assets — derivatives	206,341	—	206,341	—
Reinsurance ceded receivable — embedded derivatives	66,716	—	—	66,716

Total	$8,451,917	$201,085	$7,217,085	$1,033,747

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$—	$—	$(807,431)
Other liabilities — derivatives	(10,189)	—	(10,189)	—

Total	$(817,620)	$—	$(10,189)	$(807,431)

As of June 30, 2009 and December 31, 2008, respectively, the Company classified approximately 18.0% and 17.1% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended June 30, 2009
		Total gains/losses
		(realized/unrealized)
		included in:		Purchases,
	Balance		Other	issuances	Transfers in	Balance
	April 1,	Earnings,	comprehensive	and	and/or out of	June 30,
	2009	net	income	disposals	Level 3	2009

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$806,557	$(9,381)	$75,776	$(28,809)	$1,382	$845,525
Canadian and Canadian provincial governments	4,783	—	5	402	—	5,190
Residential mortgage-backed securities	78,927	(3,745)	(7,948)	(15,752)	2,171	53,653
Foreign corporate securities	275,337	(441)	7,047	48,380	(35,612)	294,711
Asset-backed securities	248,042	(1,990)	(13,540)	(4,897)	162	227,777
Commercial mortgage-backed securities	51,975	142	21,280	(9,304)	46,729	110,822
State and political subdivision securities	28,822	10	13,599	1,782	40,120	84,333
Other foreign government securities	87,623	405	(2,807)	60,947	(1,035)	145,133

Sub-total	1,582,066	(15,000)	93,412	52,749	53,917	1,767,144

Continued

	Total Fair Value Measurements for the three months ended June 30, 2009
		Total gains/losses
		(realized/unrealized)
		included in:		Purchases,
	Balance		Other	issuances	Transfers in	Balance
	April 1,	Earnings,	comprehensive	and	and/or out of	June 30,
	2009	net	income	disposals	Level 3	2009

Funds withheld at interest — embedded derivatives	(553,313)	64,336	—	—	—	(488,977)
Short-term investments	1,705	109	(24)	(1,102)	—	688
Other invested assets — non-redeemable preferred stock	4,292	116	2,965	(181)	2,156	9,348
Other invested assets — common stock	13,043	303	(131)	73	(21)	13,267
Reinsurance ceded receivable — embedded derivatives	61,544	1,040	—	(2,509)	—	60,075

Total	$1,109,337	$50,904	$96,222	$49,030	$56,052	$1,361,545

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(733,864)	$149,339	$—	$9,300	$—	$(575,225)

Total	$(733,864)	$149,339	$—	$9,300	$—	$(575,225)

	Total Fair Value Measurements for the three months ended June 30, 2008
		Total gains/losses
		(realized/unrealized) included in:		Purchases,
	Balance		Other	issuances	Transfers in	Balance
	April 1,		comprehensive	and	and/or out of	June 30,
	2008	Earnings, net	loss	disposals	Level 3	2008

Assets:
Fixed maturity securities available-for-sale	$1,509,166	$(442)	$(41,661)	$55,804	$(20,494)	$1,502,373
Funds withheld at interest — embedded derivatives	(233,618)	(11,452)	—	—	—	(245,070)
Other invested assets — equity securities	20,202	1	(1,241)	7,000	(14,623)	11,339
Reinsurance ceded receivable — embedded derivatives	78,216	(1,459)	—	4,406	—	81,163

Total	$1,373,966	$(13,352)	$(42,902)	$67,210	$(35,117)	$1,349,805

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(585,572)	$5,983	$—	$(9,281)	$—	$(588,870)

Total	$(585,572)	$5,983	$—	$(9,281)	$—	$(588,870)

	Total Fair Value Measurements for the six months ended June 30, 2009
		Total gains/losses
		(realized/unrealized)
		included in:		Purchases,
	Balance		Other	issuances	Transfers in	Balance
	January 1,	Earnings,	comprehensive	and	and/or out of	June 30,
	2009	net	income	disposals	Level 3	2009

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$816,285	$(27,801)	$71,334	$(4,597)	$(9,696)	$845,525
Canadian and Canadian provincial governments	9,965	—	(34)	4,321	(9,062)	5,190
Residential mortgage-backed securities	30,424	(10,309)	12,195	(11,443)	32,786	53,653
Foreign corporate securities	176,608	(2,113)	2,355	143,121	(25,260)	294,711
Asset-backed securities	231,869	(12,678)	(8,649)	11,686	5,549	227,777
Commercial mortgage-backed securities	59,041	53	19,186	(9,887)	42,429	110,822
State and political subdivision securities	32,487	19	10,025	1,682	40,120	84,333
Other foreign government securities	105,439	1,277	(4,578)	56,786	(13,791)	145,133

Sub-total	1,462,118	(51,552)	101,834	191,669	63,075	1,767,144

Funds withheld at interest — embedded derivatives	(512,888)	23,911	—	—	—	(488,977)

Short-term investments	352	(457)	611	182	—	688
Other invested assets — non-redeemable preferred stock	5,393	(4,789)	7,448	(930)	2,226	9,348
Other invested assets — common stock	12,056	(564)	(220)	1,900	95	13,267
Reinsurance ceded receivable — embedded derivatives	66,716	(590)	—	(6,051)	—	60,075

Total	$1,033,747	$(34,041)	$109,673	$186,770	$65,396	$1,361,545

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$207,144	$—	$25,062	$—	$(575,225)

Total	$(807,431)	$207,144	$—	$25,062	$—	$(575,225)

	Total Fair Value Measurements for the six months ended June 30, 2008
		Total gains/losses
		(realized/unrealized)
		included in:		Purchases,
	Balance		Other	issuances	Transfers in	Balance
	January 1,		comprehensive	and	and/or out of	June 30,
	2008	Earnings, net	loss	disposals	Level 3	2008

Assets:

Fixed maturity securities available-for-sale	$1,500,054	$(7,552)	$(77,782)	$127,087	$(39,434)	$1,502,373
Funds withheld at interest — embedded derivatives	(85,090)	(159,980)	—	—	—	(245,070)
Other invested assets — equity securities	13,950	2	(1,720)	13,730	(14,623)	11,339
Reinsurance ceded receivable — embedded derivatives	68,298	4,586	—	8,279	—	81,163

Total	$1,497,212	$(162,944)	$(79,502)	$149,096	$(54,057)	$1,349,805

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(531,160)	$(37,695)	$—	$(20,015)	$—	$(588,870)

Total	$(531,160)	$(37,695)	$—	$(20,015)	$—	$(588,870)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2009 and 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three
	months ended June 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$544	$(9,925)	$—	$—	$—	$(9,381)
Residential mortgage-backed securities	368	(4,113)	—	—	—	(3,745)
Foreign corporate securities	48	(489)	—	—	—	(441)
Asset-backed securities	1,901	(3,891)	—	—	—	(1,990)
Commercial mortgage-backed securities	245	(103)	—	—	—	142
State and political subdivision securities	13	(3)	—	—	—	10
Other foreign government securities	(217)	622	—	—	—	405

Sub-total	2,902	(17,902)	—	—	—	(15,000)
Funds withheld at interest — embedded derivatives	—	64,336	—	—	—	64,336
Short-term investments	234	(125)	—	—	—	109
Other invested assets — non-redeemable preferred stock	2	114	—	—	—	116
Other invested assets — common stock	303	—	—	—	—	303
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	1,040	1,040

Total	$3,441	$46,423	$—	$—	$1,040	$50,904

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$161,239	$606	$(12,506)	$—	$149,339

Total	$—	$161,239	$606	$(12,506)	$—	$149,339

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months ended
	June 30, 2008
					Policy
	Investment				acquisition costs
	income, net	Investment	Claims &		and other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$345	$(787)	$—	$—	$—	$(442)
Funds withheld at interest — embedded derivatives	—	(11,452)	—	—	—	(11,452)

Other invested assets — equity securities	1	—	—	—	—	1
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(1,459)	(1,459)

Total	$346	$(12,239)	$—	$—	$(1,459)	$(13,352)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$7,428	$1,271	$(2,716)	$—	$5,983

Total	$—	$7,428	$1,271	$(2,716)	$—	$5,983

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the six months ended
	June 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy		insurance
	expenses	(losses), net	benefits	Interest credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$813	$(28,614)	$—	$—	$—	$(27,801)
Residential mortgage-backed securities	440	(10,749)	—	—	—	(10,309)
Foreign corporate securities	90	(2,203)	—	—	—	(2,113)
Asset-backed securities	3,002	(15,680)	—	—	—	(12,678)
Commercial mortgage-backed securities	156	(103)	—	—	—	53
State and political subdivision securities	21	(2)	—	—	—	19
Other foreign government securities	(302)	1,579	—	—	—	1,277

Sub-total	4,220	(55,772)	—	—	—	(51,552)
Funds withheld at interest — embedded derivatives	—	23,911	—	—	—	23,911
Short-term investments	241	(698)	—	—	—	(457)
Other invested assets — non-redeemable preferred stock	(60)	(4,729)	—	—	—	(4,789)
Other invested assets — common stock	(142)	(422)	—	—	—	(564)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(590)	(590)

Total	$4,259	$(37,710)	$—	$—	$(590)	$(34,041)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$196,451	$(962)	$11,655	$—	$207,144

Total	$—	$196,451	$(962)	$11,655	$—	$207,144

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the six months ended June
	30, 2008
					Policy
	Investment				acquisition costs
	income, net of	Investment	Claims &		and other
	related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$157	$(7,709)	$—	$—	$—	$(7,552)
Funds withheld at interest — embedded derivatives	—	(159,980)	—	—	—	(159,980)

Other invested assets — equity securities	2	—	—	—	—	2
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,586	4,586

Total	$159	$(167,689)	$—	$—	$4,586	$(162,944)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$942	$1,721	$(40,358)	$—	$(37,695)

Total	$—	$942	$1,721	$(40,358)	$—	$(37,695)

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three and six months ended June 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at June 30, 2009 and 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the
	reporting date for the three months ended June 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$509	$(7,045)	$—	$—	$—	$(6,536)
Residential mortgage-backed securities	366	(5,756)	—	—	—	(5,390)
Foreign corporate securities	45	(328)	—	—	—	(283)
Asset-backed securities	1,454	(7,451)	—	—	—	(5,997)
Commercial mortgage-backed securities	258	(227)	—	—	—	31
State and political subdivision securities	13	—	—	—	—	13
Other foreign government securities	(213)	—	—	—	—	(213)

Sub-total	2,432	(20,807)	—	—	—	(18,375)
Funds withheld at interest — embedded derivatives	—	64,337	—	—	—	64,337
Short-term investments	234	—	—	—	—	234
Other invested assets — non-redeemable preferred stock	2	—	—	—	—	2
Other invested assets — common stock	303	—	—	—	—	303
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,006	4,006

Total	$2,971	$43,530	$—	$—	$4,006	$50,507

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$161,238	$(1,627)	$(23,779)	$—	$135,832

Total	$—	$161,238	$(1,627)	$(23,779)	$—	$135,832

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting date for
	the three months ended June 30, 2008
	Investment
	income, net of	Investment	Claims &		Policy acquisition
	related	related gains	other policy	Interest	costs and other
	expenses	(losses), net	benefits	credited	insurance expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$354	$(116)	$—	$—	$—	$238
Funds withheld at interest — embedded derivatives	—	(11,452)	—	—	—	(11,452)

Other invested assets — equity securities	1	—	—	—	—	1
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(314)	(314)

Total	$355	$(11,568)	$—	$—	$(314)	$(11,527)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$7,428	$2,419	$(19,845)	$—	$(9,998)

Total	$—	$7,428	$2,419	$(19,845)	$—	$(9,998)

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the
	reporting date for the six months ended June 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$777	$(19,855)	$—	$—	$—	$(19,078)
Residential mortgage-backed securities	439	(12,981)	—	—	—	(12,542)
Foreign corporate securities	86	(1,305)	—	—	—	(1,219)
Asset-backed securities	2,550	(20,835)	—	—	—	(18,285)
Commercial mortgage-backed securities	169	(227)	—	—	—	(58)
State and political subdivision securities	21	—	—	—	—	21
Other foreign government securities	(271)	—	—	—	—	(271)

Sub-total	3,771	(55,203)	—	—	—	(51,432)
Funds withheld at interest — embedded derivatives	—	23,912	—	—	—	23,912
Short-term investments	241	(409)	—	—	—	(168)
Other invested assets — non-redeemable preferred stock	(60)	(3,858)	—	—	—	(3,918)
Other invested assets — common stock	(142)	(425)	—	—	—	(567)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,499	4,499

Total	$3,810	$(35,983)	$—	$—	$4,499	$(27,674)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$196,451	$(4,956)	$(7,366)	$—	$184,129

Total	$—	$196,451	$(4,956)	$(7,366)	$—	$184,129

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting date for
	the six months ended June 30, 2008
					Policy
	Investment				acquisition costs
	income, net of	Investment	Claims &		and other
	related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$156	$(2,095)	$—	$—	$—	$(1,939)
Funds withheld at interest — embedded derivatives	—	(159,980)	—	—	—	(159,980)

Other invested assets — equity securities	2	—	—	—	—	2
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	7,496	7,496

Total	$158	$(162,075)	$—	$—	$7,496	$(154,421)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$942	$2,489	$(73,090)	$—	$(69,659)

Total	$—	$942	$2,489	$(73,090)	$—	$(69,959)

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

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Total revenues
U.S.	$1,109,382	$942,555	$2,011,658	$1,654,349
Canada	195,743	192,430	365,547	363,383
Europe & South Africa	188,661	194,205	369,348	391,757
Asia Pacific	249,633	290,454	512,220	545,869
Corporate & Other	69,747	22,962	85,233	47,515

Total	$1,813,166	$1,642,606	$3,344,006	$3,002,873

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Income (loss) from continuing operations before income taxes
U.S.	$106,226	$109,166	$119,075	$124,451
Canada	25,514	26,778	$41,700	50,449
Europe & South Africa	12,363	17,041	20,898	23,084
Asia Pacific	25,520	21,256	29,093	39,819
Corporate & Other	45,800	(3,277)	38,863	(10,151)

Total	$215,423	$170,964	$249,629	$227,652

Total assets	June 30, 2009	December 31, 2008

U.S.	$15,104,236	$15,061,753
Canada	2,527,133	2,710,187
Europe & South Africa	1,263,236	1,134,990
Asia Pacific	1,778,823	1,413,611
Corporate and Other	1,975,921	1,338,277

Total	$22,649,349	$21,658,818

8. Commitments and Contingent Liabilities
The Company has commitments to fund investments in limited partnerships in the amount of $105.5 million at June 30, 2009. The Company anticipates that the majority of these amounts will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the condensed consolidated balance sheets.

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
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At June 30, 2009 and December 31, 2008, there were approximately $27.1 million and $26.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its offshore subsidiaries, including RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its offshore affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the offshore affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2009 and December 31, 2008, $499.2 million and $428.8 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of June 30, 2009, the Company had $454.7 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $325.9 million and $273.6 million as of June 30, 2009 and December 31, 2008, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2009, RGA’s exposure related to these guarantees was $159.1 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Income Tax
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended June 30, 2009 is as follows (dollars in thousands):

		Unrecognized Tax Benefits That, If
	Total Unrecognized Tax	Recognized, Would Affect The
	Benefits	Effective Tax Rate

Balance at January 1, 2009	$206,665	$28,106
Additions for tax positions of prior years	16,842	—
Reductions for tax positions of prior years	(11,572)	(11,571)
Additions for tax positions of current year	1,969	1,968
Reductions for tax positions of current year	—	—
Settlements with tax authorities	—	—

Balance at June 30, 2009	$213,904	$18,503

During the three months ended June 30, 2009, the Company recognized a tax benefit of approximately $12.0 million, including after-tax interest, related to the release of an uncertain tax position under FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. Following the evaluation of new information that was not available in a previous financial reporting period, the Company now believes this position to be a highly certain tax position for which no uncertainty currently exists.
10. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net periodic pension benefit cost:
Service cost	$912	$661	$1,824	$1,480
Interest cost	745	585	1,490	1,171
Expected return on plan assets	(547)	(469)	(1,095)	(938)
Amortization of prior service cost	8	147	15	154
Amortization of prior actuarial (gain) loss	124	92	249	164

Net periodic pension benefit cost	$1,242	$1,016	$2,483	$2,031

Net periodic other benefits cost:
Service cost	$158	$157	$316	$315
Interest cost	160	145	319	290
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	46	—	—	—
Amortization of prior actuarial (gain) loss	658	36	46	71

Net periodic other benefits cost	$1,022	$338	$681	$676

The Company made pension contributions of $4.0 million during the first quarter of 2009 and expects this to be the only contribution for the year.
11. Equity Based Compensation
Equity compensation expense was $2.9 million and $2.4 million in the second quarter of 2009 and 2008, respectively, and $6.5 million and $7.8 million in the first six months of 2009 and 2008, respectively. In the first quarter of 2009, the Company granted 0.7 million stock options at $32.20 weighted average per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 7,600 shares of common stock. As of June 30, 2009, 1.8 million share options at $34.87 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 3.9 years. As of June 30, 2009, the total compensation cost of non-vested awards not yet recognized in the financial statements was $23.2 million. It is estimated that these costs will vest over a weighted average period of 1.9 years.
12. Repurchase of Long-term Debt
During the second quarter of 2009, the Company repurchased $80.2 million face amount of its 6.75% junior subordinated debentures for $39.2 million. The debt was purchased by RGA Reinsurance Company, a subsidiary of RGA. As a result, the Company recorded a pre-tax gain of $38.9 million, after fees and unamortized discount, in other revenues in the second quarter of 2009.
13. New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this standard, FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”, as it relates to the assessment of a variable interest entity. It also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. SFAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of SFAS 167 on its condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the application of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 “, as it relates to the transfers of financial assets. It also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of SFAS 166 on its condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on the Company’s assessment of subsequent events. It also requires the disclosure of the date through which subsequent events have been evaluated. SFAS 165 is effective for annual and interim periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements. See Note 1 — “Organization and Basis of Presentation” for additional information.
In April 2009, the FASB issued Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required by FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements. The disclosures required by this FSP are provided in Note 6 — “Fair Value Disclosures”.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, this FSP requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s condensed consolidated financial statements. The disclosures required by this FSP are provided in Note 6 — “Fair Value Disclosures”.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. The recognition provisions within this FSP apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if the Company has the intent to sell, or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. FSP FAS 115-2 and FAS 124-2 also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in accumulated other comprehensive income (“AOCI”). If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will continue to be recognized in net income. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The disclosures required by this FSP are provided in Note 4 — “Investments”.

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
Results of Operations
Consolidated income from continuing operations before income taxes increased $44.5 million, or 26.0%, and $22.0 million, or 9.7%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. These increases were due to the recognition of a gain on the repurchase of long-term debt of $38.9 million, recognized in other revenues, increased net premiums in the U.S. and Canada segments and increased investment income. Offsetting the increases were an increase in investment related losses due to the recognition of investment impairments and unfavorable foreign currency fluctuations. Foreign currency exchange fluctuations resulted in a decrease to income from continuing operations before income taxes of approximately $12.7 million and $26.3 million for the second quarter and first six months of 2009, respectively.
The Company recognizes changes in the value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). The unrealized gains and losses associated with Issue B36, after adjustment for deferred acquisition costs, had a favorable effect on income before income taxes of $19.0 million and $50.9 million for the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008. Changes in risk free rates used in the present value calculations of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, had a favorable effect on income before income taxes of $1.3 million and $17.8 million in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, had an unfavorable effect on income before income taxes of $23.3 million and $66.1 million in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008.
The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease of approximately $3.0 million and an increase of approximately $2.6 million in consolidated income from continuing operations before income taxes in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Consolidated net premiums increased $16.6 million, or 1.2%, and $64.6 million, or 2.4%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008, due to growth in life reinsurance in force in the U.S. segment. Foreign currency fluctuations unfavorably affected net premiums by approximately $103.2 million and $247.9 million for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Consolidated assumed insurance in force decreased slightly to $2,219.3 billion as of June 30, 2009 from $2,239.5 billion as of June 30, 2008 due to the effects of unfavorable currency fluctuations. The Company added new business production, measured by face amount of insurance in force, of $61.4 billion and $71.6 billion during the second quarter of 2009 and 2008, respectively, and $146.6 billion and $148.0 billion during the first six months of 2009 and 2008, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Consolidated investment income, net of related expenses, increased $29.8 million, or 11.7%, and $53.4 million, or 11.8%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008, primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity-indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. The second quarter and first six months increases in investment income also reflect a larger average invested asset base offset by a lower effective investment portfolio yield. Average invested assets at amortized cost at June 30, 2009 totaled $12.7 billion, a 10.5% increase over June 30, 2008. The average yield earned on investments, excluding funds withheld, decreased to 5.79%, for the second quarter of 2009 from 6.07% for the second quarter of 2008. The average yield earned on investments, excluding funds withheld, decreased to 5.70% for the first six months of 2009 from 6.06% for the first six months of 2008. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.
Total investment related gains (losses), net increased $85.3 million and $168.3 million, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase for the second quarter is primarily due to favorable changes in the embedded derivatives related to Issue B36 and guaranteed minimum living benefits of $231.7 million offset by an increase in investment impairments, net of non-credit adjustments, of $20.3 million and net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $137.0 million. The increase for the first six months is due to favorable changes in the embedded derivatives related to Issue B36 and guaranteed minimum living benefits of $381.3 million offset by an increase in investment impairments, net of non-credit related adjustments, of $49.5 million and net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $154.8 million. See Note 4 — “Investments” and Note 5 — “Derivatives” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 28.9% and 35.2% for the second quarter of 2009 and 2008, respectively, and 29.3% and 35.3% for the first six months of 2009 and 2008, respectively. The 2009 effective tax rates were affected by the recognition of a previously uncertain tax position under FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” and by the earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate.
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
Valuation of Fixed Maturity Securities
The Company primarily invests in fixed maturity securities, including bonds and redeemable preferred stocks. These securities are classified as available-for-sale and accordingly are carried at fair value on the condensed consolidated balance sheets. The difference between amortized cost and fair value is reflected as an unrealized gain or loss, less applicable deferred taxes as well as related adjustments to deferred acquisition costs, if applicable, in accumulated other comprehensive income (“AOCI”) in stockholders’ equity. The determinations of fair value may require extensive use of assumptions and inputs. In addition, other-than-temporary impairment losses related to non-credit factors are recognized in AOCI.
The Company performs regular analysis and review of the various techniques, assumptions and inputs utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. The Company also utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The Company performs analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, initial and ongoing review of third party pricing services and techniques, review of pricing trends and monitoring of recent trade information. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
When available, fair values are based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on market standard valuation techniques, primarily a combination of a market approach, including matrix pricing and an income approach. The assumptions and inputs used by management in applying these techniques include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and assumptions regarding liquidity and future cash flows.
The significant inputs to the market standard valuation techniques for certain types of securities with reasonable levels of price transparency are inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market.
When observable inputs are not available, the market standard valuation techniques for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are consistent with what other market participants would use when pricing such securities.
The use of different techniques, assumptions and inputs may have a material effect on the estimated fair values of the Company’s securities holdings.
Additionally, the Company evaluates its intent to sell fixed maturity securities and whether it is more likely than not that it will be required to sell fixed maturity securities, along with factors such as the financial condition of the issuer, payment performance, the extent to which the market value has been below amortized cost, compliance with covenants, general market and industry sector conditions, and various other factors. Securities, based on management’s judgments, with an other-than-temporary impairment in value are written down to management’s estimate of fair value.
Valuation of Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and reported separately. Such embedded derivatives are carried on the condensed consolidated balance sheets at fair value with the host contract.
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

Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the provisions of SFAS 133 Implementation Issue No. B36, “Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments” (“Issue B36”). The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts, the majority of which are subject to the provisions of Issue B36. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of the Issue B36 embedded derivative is sensitive to the credit spread environment. Increases in credit spreads result in a decrease in value of the embedded derivative and therefore an increase in investment related losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the U.S. Asset-Intensive Segment for additional information.
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
The Company may be required to change its provision for income taxes in certain circumstances. Examples of such circumstances include when the ultimate deductibility of certain items is challenged by taxing authorities, when it becomes clear that certain items will not be challenged, or when estimates used in determining valuation allowances on deferred tax assets significantly change or when receipt of new information indicates the need for adjustment in valuation allowances. Additionally, future events such as changes in tax legislation could have an impact on the provision for income tax and the effective tax rate. Any such changes could significantly affect the amounts reported in the condensed consolidated financial statements in the period these changes occur.
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
For the three months ended June 30, 2009

		Non-Traditional		Total
		Asset-	Financial	U.S.
(dollars in thousands)	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$807,181	$1,639	$—	$808,820
Investment income (loss), net of related expenses	104,616	105,167	(99)	209,684
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(29,384)	(1,935)	(69)	(31,388)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	13,344	1,044	31	14,419
Other investment related gains (losses), net	(894)	86,665	76	85,847

Total investment related gains (losses), net	(16,934)	85,774	38	68,878
Other revenues	920	16,962	4,118	22,000

Total revenues	895,783	209,542	4,057	1,109,382

Benefits and expenses:
Claims and other policy benefits	668,870	(341)	—	668,529
Interest credited	15,701	57,169	—	72,870
Policy acquisition costs and other insurance expenses	115,325	130,504	262	246,091
Other operating expenses	12,600	2,265	801	15,666

Total benefits and expenses	812,496	189,597	1,063	1,003,156

Income before income taxes	$83,287	$19,945	$2,994	$106,226

For the three months ended June 30, 2008

		Non-Traditional		Total
		Asset-	Financial	U.S.
(dollars in thousands)	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$752,831	$1,592	$—	$754,423
Investment income, net of related expenses	97,462	80,920	356	178,738
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(93)	(443)	—	(536)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(544)	(8,601)	(2)	(9,147)

Total investment related gains (losses), net	(637)	(9,044)	(2)	(9,683)
Other revenues	552	14,211	4,314	19,077

Total revenues	850,208	87,679	4,668	942,555

Benefits and expenses:
Claims and other policy benefits	624,310	865	—	625,175
Interest credited	14,924	47,995	—	62,919

Policy acquisition costs and other insurance expenses	103,231	27,086	250	130,567
Other operating expenses	12,121	1,840	767	14,728

Total benefits and expenses	754,586	77,786	1,017	833,389

Income before income taxes	$95,622	$9,893	$3,651	$109,166

For the six months ended June 30, 2009
(dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$1,593,929	$3,348	$—	$1,597,277
Investment income (loss), net of related expenses	207,177	160,994	(164)	368,007
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(51,949)	(5,787)	(129)	(57,865)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	13,344	1,044	31	14,419
Other investment related gains (losses), net	(16,557)	61,945	168	45,556

Total investment related gains (losses), net	(55,162)	57,202	70	2,110
Other revenues	1,490	32,085	10,689	44,264

Total revenues	1,747,434	253,629	10,595	2,011,658

Benefits and expenses:
Claims and other policy benefits	1,364,802	933	—	1,365,735
Interest credited	30,934	78,797	—	109,731
Policy acquisition costs and other insurance expenses	206,858	175,813	600	383,271
Other operating expenses	27,203	5,163	1,480	33,846

Total benefits and expenses	1,629,797	260,706	2,080	1,892,583

Income (loss) before income taxes	$117,637	$(7,077)	$8,515	$119,075

For the six months ended June 30, 2008
(dollars in thousands)

		Non-Traditional		Total
		Asset-	Financial	U.S.
	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$1,478,224	$3,255	$—	$1,481,479
Investment income, net of related expenses	194,893	105,951	396	301,240
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(838)	(1,772)	(2)	(2,612)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(2,307)	(156,826)	(1)	(159,134)

Total investment related gains (losses), net	(3,145)	(158,598)	(3)	(161,746)
Other revenues	612	25,706	7,058	33,376

Total revenues	1,670,584	(23,686)	7,451	1,654,349

Benefits and expenses:
Claims and other policy benefits	1,276,160	1,050	—	1,277,210
Interest credited	29,714	106,963	—	136,677
Policy acquisition costs and other insurance expenses (income)	189,281	(104,664)	448	85,065
Other operating expenses	25,359	4,174	1,413	30,946

Total benefits and expenses	1,520,514	7,523	1,861	1,529,898

Income (loss) before income taxes	$150,070	$(31,209)	$5,590	$124,451

Income before income taxes for the U.S. operations segment decreased by $2.9 million, or 2.7%, and $5.4 million, or 4.3%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decrease for the three month and six month period can primarily be attributed to investment related losses associated with investment impairments recognized in first half of 2009. See Note 4 — “Investments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses. Investment related losses, after adjustment for related deferred acquisition costs and excluding guaranteed minimum benefit riders and Issue B36 increased $16.0 million and $60.4 million for the second quarter and first six months of 2009, respectively. Investment related losses associated with guaranteed minimum benefits riders increased $17.3 million and $33.5 million, after adjustment for deferred acquisition costs, for the second quarter and first six months, respectively. Offsetting these decreases in income was a favorable change in Issue B36, net of deferred acquisition costs, of $19.0 million and $50.9 million, for the second quarter and first six months of 2009, respectively.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $25.8 billion and $35.5 billion during the second quarter, and $61.3 billion and $70.2 billion during the first six months of 2009 and 2008, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment decreased by $12.3 million, or 12.9% and decreased by $32.4 million, or 21.6% for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decrease in the second quarter and first six months was due to an increase in investment related losses of $16.3 million and $52.0 million, respectively. Offsetting these losses was a growth in overall business in force. The increase in investment related losses was mostly due to the aforementioned investment impairments recognized in 2009.
Net premiums for the U.S. Traditional sub-segment grew $54.4 million, or 7.2%, and $115.7 million, or 7.8% for the three and six months ended June 30, 2009, as compared to the same periods in 2008. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force, which totaled $1.3 trillion of face amount as of June 30, 2009. This represents a 1.8% increase over the amount in force on June 30, 2008.
Net investment income increased $7.2 million, or 7.3%, and $12.3 million, or 6.3%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. These increases can be primarily attributed to growth in the invested asset base. Investment related losses increased $16.3 million and $52.0 million, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase in investment related losses was due to the aforementioned investment impairments, net of non-credit adjustments, recognized in 2009.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 82.9% for the second quarter of 2009 and 2008, and 85.6% and 86.3% for the six months ended June 30, 2009 and 2008, respectively. The loss ratio is unchanged when compared to the prior quarter; however, the first six months of 2009 reflect slightly better mortality experience than 2008. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Interest credited expense increased $0.8 million, or 5.2%, and $1.2 million, or 4.1%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. These increases are the result of one treaty that had a slight increase in its asset base with a credited loan rate remaining constant at 5.6% for 2008 and 2009. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.3% and 13.7% for the second quarter of 2009 and 2008, respectively, and 13.0% and 12.8% for the six months ended June 30, 2009 and 2008, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $0.5 million, or 4.0%, and $1.8 million, or 7.3%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Other operating expenses, as a percentage of net premiums were 1.6% and 1.7%, respectively, for the second quarter and six months ended June 30, 2009 and 2008. The expense ratio can fluctuate from period to period.
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
Income before income taxes for this sub-segment increased by $10.1 million, and $24.1 million for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase for the second quarter and first six months can be primarily attributed to the favorable change in the value of embedded derivatives under Issue B36 of $19.0 million and $50.9 million, respectively, coupled with a favorable change in the present value calculations of embedded derivatives associated with EIAs of $1.3 million and $17.8 million, respectively, both after adjustments for related deferred acquisition costs. In addition, for the second quarter, positive equity market performance contributed to the increase over the prior year, primarily reflected in the Company’s variable annuity products. Offsetting these amounts for both the second quarter and first six months of 2009 was an increase in losses related to guaranteed minimum benefits, net of deferred acquisition costs and related hedging activity, of $17.3 million and $33.5 million, respectively. The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs, retrocession and hedging, resulted in a increase of approximately $3.0 million and $35.2 million in Asset Intensive income before income taxes in the second quarter and first six months of 2009, respectively, as compared to the same periods in 2008. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, Company management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited. Investment related losses, excluding Issue B36 and variable annuities, net of related deferred acquisition costs and related hedging activity, increased $8.5 million for the first six months of 2009.
Excluding the impact of changes in the embedded derivatives and related hedging activities discussed above, income before income taxes increased $7.1 million and decreased $11.2 million, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase in the second quarter can mainly be attributed to improvement in the broader U.S. financial markets and its impact on the underlying annuity account values reinsured by the Company. The decrease in the first six months is primarily related to investment impairments, net of non-credit adjustments.
Total revenues, which are comprised primarily of investment income and investment related losses, net, increased $121.9 million and $277.3 million for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase for both periods is primarily due to the $75.8 million and $183.9 million reduction in the losses associated with embedded derivatives subject to Issue B36, which are included in other investment related gains (losses), net. Excluding the embedded derivatives subject to Issue B36, revenue increased $46.1 million and $93.4 million for the second quarter and six month periods, respectively. This increase is primarily due to an increase in investment income related to equity option income on a funds withheld equity-indexed annuity treaty. The increase in investment income related to options is mostly offset by a corresponding increase in interest credited. Additionally, investment related gains associated with guaranteed minimum benefits contributed $18.9 million and $42.6 million to the increase in the second quarter and first six months, respectively. Investment impairments in the first six months of 2009 partially offset some of this increase.
The average invested asset base supporting this sub-segment grew to $5.0 billion in the second quarter of 2009 from $4.9 billion in the second quarter of 2008. The growth in the asset base is driven primarily by new business written on an existing equity-indexed treaty. As of June 30, 2009, $3.4 billion of the invested assets were funds withheld at interest, of which 95.1% is associated with one client.
Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, increased $111.8 million and $253.2 million for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Contributing to these increases was an increase in policy acquisition costs related to embedded derivatives subject to Issue B36 of $56.8 million and $133.0 million coupled with an increase in policy acquisition costs associated with guaranteed minimum benefits of $36.2 million and $76.2 million for the second quarter and first six months, respectively. The current market environment has created a situation in which income earned related to guaranteed minimum benefits is more than offset by DAC unlocking, and thus results in reduced income for this sub-segment. Interest credited increased quarter over quarter and decreased year over year. In both the second quarter and first six months, the portion of interest credited related to market value changes in certain equity-indexed annuity products increased and was mostly offset in investment income. This increase, while only slightly offset quarter over quarter, was more than offset year over year by a decrease in interest credited related to the change in the fair value of the EIA embedded liability as discussed above.
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
Income before income taxes decreased by $0.7 million, or 18.0%, and increased by $2.9 million, or 52.3%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase in the first six months can be primarily attributed to a one time fee received at inception of a new treaty signed in the first quarter of 2009. At June 30, 2009 and 2008, the amount of reinsurance provided, as measured by pre-tax statutory surplus was $0.7 billion and $0.5 billion, respectively. The pre-tax statutory surplus amounts indicated include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Net premiums	$154,862	$139,530	$292,918	$278,522
Investment income, net of related expenses	32,115	35,692	62,475	71,725
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(44)	—	(76)	(1)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	20	—	20	—
Other investment related gains (losses), net	9,408	4,004	9,131	(80)

Total investment related gains (losses), net	9,384	4,004	9,075	(81)
Other revenues	(618)	13,204	1,079	13,217

Total revenues	195,743	192,430	365,547	363,383

Benefits and expenses:
Claims and other policy benefits	128,312	134,146	243,947	249,417
Interest credited	27	81	75	220
Policy acquisition costs and other insurance expenses	36,367	25,526	69,434	51,952
Other operating expenses	5,523	5,899	10,391	11,345

Total benefits and expenses	170,229	165,652	323,847	312,934

Income before income taxes	$25,514	$26,778	$41,700	$50,449

Income before income taxes decreased by $1.3 million, or 4.7%, and $8.7 million, or 17.3%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. In 2009, weakness in the Canadian dollar resulted in a decrease in income before income taxes of $5.5 million and $10.7 million in the second quarter and first six months of 2009, respectively. In addition, the segment’s results reflect adverse mortality experience compared to the prior year’s favorable mortality experience and the absence of the favorable net effect totaling $2.5 million of income before income taxes from the recapture of a retroceded block of creditor business recognized in 2008, offset by an increase in net investment related gains of $5.4 million and $9.2 million for the three and six months of 2009, compared to 2008.
Net premiums increased by $15.3 million, or 11.0%, and $14.4 million, or 5.2%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. A weaker Canadian dollar resulted in a decrease in net premiums of approximately $23.0 million and $55.6 million in the second quarter and first six months of 2009 compared to 2008. This decrease was offset by new business from both new and existing treaties. In addition, an increase in premiums from creditor treaties contributed $27.5 million and $46.2 million in the second quarter and first six months of 2009, respectively. Creditor and group life and health premiums represented 31.2% and 18.4% of net premiums for the second quarter of 2009 and 2008, respectively and 30.1% and 19.7% for the six months ended June 30, 2009 and 2008 respectively. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $3.6 million, or 10.0%, and $9.3 million, or 12.9%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. A weaker Canadian dollar resulted in a decrease in net investment income of approximately $5.3 million and $12.8 million in the second quarter and first six months of 2009 compared to 2008. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Other revenues decreased by $13.8 million, and $12.1 million, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decreases in 2009 were primarily the result of a fee earned in 2008 of $12.9 million from the recapture of a previously retroceded block of creditor business.
Loss ratios for this segment were 82.9% and 96.1% for the second quarter of 2009 and 2008, respectively, and 83.3% and 89.6% for the six months ended June 30, 2009 and 2008, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances are normally higher as a percentage of premiums. Loss ratios for creditor business were 44.1% and 90.4% for the second quarter of 2009 and 2008, respectively, and 42.8% and 64.1% for the six months ended June 30, 2009 and 2008, respectively. The decreases in 2009 were primarily the result of the release of retroceded reserves of $10.4 million from the aforementioned recapture in 2008. Excluding creditor business, the loss ratios for this segment were 98.6% and 97.3% for the second quarter of 2009 and 2008, respectively, and 99.0% and 95.3% for the six months ended June 30, 2009 and 2008. The higher loss ratios in 2009 are primarily the result of adverse mortality experience compared to the prior year’s favorable mortality experience. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 68.6% and 76.6% in the second quarter of 2009 and 2008, respectively, and 68.6% and 71.2% for the six months ended June 30, 2009 and 2008, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 23.5% and 18.3% for the second quarter of 2009 and 2008, respectively, and 23.7% and 18.7% for the six months ended June 30, 2009, 2008, respectively. Policy and acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 51.5% and 45.9% for the second quarter of 2009 and 2008, respectively, 52.9% and 47.7% for the six months ended June 30, 2009 and 2008, respectively. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.1% and 12.5% for the second quarter of 2009 and 2008, respectively, and 12.4% and 12.1% for the six months ended June 30, 2009 and 2008, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $0.4 million, or 6.4%, and $1.0 million, or 8.4%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. A weaker Canadian dollar contributed approximately $0.7 million and $1.6 million to the decrease in operating expenses in the second quarter and first six months of 2009, respectively. Other operating expenses as a percentage of net premiums were 3.6% and 4.2% for the second quarter of 2009 and 2008, respectively, and 3.5% and 4.1% for the six months ended June 30, 2009 and 2008, respectively.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Net premiums	$180,017	$185,490	$353,273	$374,686
Investment income, net of related expenses	8,120	8,778	14,869	16,329
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(1,094)	(5)	(1,857)	(34)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	496	—	496	—
Other investment related gains (losses), net	584	(126)	1,769	648

Total investment related gains (losses), net	(14)	(131)	408	614
Other revenues	538	68	798	128

Total revenues	188,661	194,205	369,348	391,757

Benefits and expenses:
Claims and other policy benefits	147,018	144,460	291,236	302,995
Interest credited	—	—	—	—
Policy acquisition costs and other insurance expenses	10,369	16,026	21,186	33,256
Other operating expenses	18,911	16,678	36,028	32,422

Total benefits and expenses	176,298	177,164	348,450	368,673

Income before income taxes	$12,363	$17,041	$20,898	$23,084

Income before income taxes decreased by $4.7 million, or 27.5% and by $2.2 million, or 9.5%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $1.8 million and $6.2 million for the second quarter and first six months of 2009, respectively. The decrease in income before income taxes for the second quarter was primarily due to a decrease in net premiums, an increase in claims and other policy benefits which was partially offset by a decrease in policy acquisition costs and other insurance expenses. The decrease in the six month income before income taxes was primarily due to the unfavorable foreign currency exchange fluctuation partially offset by a decrease in policy acquisition costs and other insurance expenses.
Net premiums decreased $5.5 million, or 3.0%, and $21.4 million, or 5.7%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. During 2009, there was an unfavorable foreign currency exchange fluctuation, particularly from the British pound, the euro and the South African rand weakening against the U.S. dollar when compared to the same periods in 2008, which decreased net premiums by approximately $41.2 million in the second quarter of 2009, and $98.1 million for the six months ended June 30, 2009, as compared to the same periods in 2008. The unfavorable foreign currency exchange fluctuations were largely offset by an increase in net premiums that was primarily the result of new business from both new and existing treaties.

A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $52.7 million and $67.3 million in the second quarter of 2009 and 2008, respectively, and $99.0 million and $127.7 million for the six months ended June 30, 2009 and 2008, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income decreased $0.7 million, or 7.5%, and $1.5 million, or 8.9%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. These decreases can be primarily attributed to a decrease in the portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 81.7% and 77.9% for the second quarter of 2009 and 2008, respectively, and 82.4% and 80.9% for the six months ended June 30, 2009 and 2008, respectively. The increase in loss ratio for second quarter and for the six months was due to unfavorable claims experience in the UK. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.8% and 8.6% for the second quarter of 2009 and 2008, respectively, and 6.0% and 8.9% for the six months ended June 30, 2009 and 2008, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $2.2 million, or 13.4%, and $3.6 million, or 11.1%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Other operating expenses as a percentage of net premiums totaled 10.5% and 9.0% for the second quarter of 2009 and 2008, respectively, and 10.2% and 8.7% for the six months ended June 30, 2009 and 2008, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Net premiums	$229,430	$277,716	$473,158	$518,651
Investment income, net of related expenses	14,877	12,397	27,574	23,811
Investment related losses, net:
Other-than-temporary impairments on fixed maturity securities	(2,029)	(7)	(3,951)	(54)
Other-than temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	832	—	832	—
Other investment related gains (losses), net	2,052	(1,503)	407	(942)

Total investment related gains (losses), net	855	(1,510)	(2,712)	(996)
Other revenues	4,471	1,851	14,200	4,403

Total revenues	249,633	290,454	512,220	545,869

	For the three months ended		For the six months ended
Continued	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Benefits and expenses:
Claims and other policy benefits	179,556	225,011	391,970	418,680
Policy acquisition costs and other insurance expenses	26,526	28,386	56,955	56,467
Other operating expenses	18,031	15,801	34,202	30,903

Total benefits and expenses	224,113	269,198	483,127	506,050

Income before income taxes	$25,520	$21,256	$29,093	$39,819

Income before income taxes increased by $4.3 million, or 20.1%, and decreased by $10.7 million, or 26.9%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Favorable results, primarily due to lower than expected claims and benefits in Japan, contributed to the increase in income before income taxes for the second quarter 2009 when compared to the same period in 2008. Unfavorable results in the first quarter 2009, primarily related to increased claims and other policy benefits throughout the segment, compared to better than expected results in the first quarter of 2008, led to the unfavorable variance between the first six months of 2009, as compared to the same period in 2008. Unfavorable foreign currency exchange fluctuations resulted in a decrease to income before income taxes totaling approximately $3.0 million and $4.0 million for the second quarter and first six months of 2009, respectively.
Net premiums decreased $48.3 million, or 17.4%, and $45.5 million, or 8.8%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Decreased premiums in Korea, Taiwan and New Zealand were partially offset by premium growth in Australia. Premiums in Korea, Taiwan and New Zealand decreased by $61.6 million in the second quarter of 2009, and by $65.5 million for the six months ended June 30, 2009, as compared to the same periods in 2008. Premiums in Australia increased by $12.7 million in the second quarter of 2009, and by $14.3 million for the six months ended June 30, 2009, as compared to the same periods in 2008.
Foreign currencies in certain significant markets, particularly the Australian dollar, New Zealand dollar, Korean won and Taiwanese dollar, have weakened against the U.S. dollar during 2009 compared to 2008. The overall effect of changes in local Asia Pacific segment currencies was a decrease in net premiums of approximately $39.1 million and $94.3 million for the second quarter and first six months of 2009, respectively. The unfavorable foreign currency exchange fluctuation was partially offset by an increase in net premiums that was primarily the result of new business from both new and existing treaties.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $29.2 million and $67.4 million in the second quarter of 2009 and 2008, respectively and $83.4 million and $113.2 million for the first six months of 2009 and 2008, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $2.5 million, or 20.0%, and $3.8 million, or 15.8%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. This increase can be primarily attributed to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $2.6 million, and $9.8 million for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At June 30, 2009 and 2008, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.5 billion and $0.6 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 78.3% and 81.0% for the second quarter of 2009 and 2008, respectively and 82.8% and 80.7% for the six months ended June 30, 2009 and 2008, respectively. The decrease in the loss ratio for the second quarter of 2009 compared to 2008 is primarily attributable to lower claim levels in Korea in 2009 compared to 2008. The increase in the loss ratio for the six months ended June 30, 2009 compared to 2008 is primarily due to increased first quarter claims in Australia, New Zealand, Taiwan and Japan. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.6% and 10.2% for the second quarter of 2009 and 2008, respectively, and 12.0% and 10.9% for the six months ended June 30, 2009 and 2008, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses increased $2.2 million, or 14.1%, and $3.3 million, or 10.7%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. Other operating expenses as a percentage of net premiums totaled 7.9% and 5.7% for the second quarter of 2009 and 2008, respectively and 7.2% and 6.0% for the six months ended June 30, 2009 and 2008, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Net premiums	$2,052	$1,396	$4,602	$3,282
Investment income, net of related expenses	19,840	19,263	34,907	41,289
Investment related gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(2,387)	—	(7,588)	(2,998)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	368	—	368	—
Other investment related gains (losses), net	1,104	241	4,265	2,868

Total investment related gains (losses), net	(915)	241	(2,955)	(130)
Other revenues	48,770	2,062	48,679	3,074

Total revenues	69,747	22,962	85,233	47,515

Benefits and expenses:
Claims and other policy benefits	281	35	552	37
Policy acquisition costs and other insurance expenses (income)	(10,950)	(11,233)	(23,642)	(21,206)
Other operating expenses	12,964	8,891	23,377	19,721
Interest expense	19,595	21,580	41,712	44,674
Collateral finance facility expense	2,057	6,966	4,371	14,440

Total benefits and expenses	23,947	26,239	46,370	57,666

Income (loss) before income taxes	$45,800	$(3,277)	$38,863	$(10,151)

Income before income taxes increased by $49.1 million and $49.0 million, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase for the second quarter is primarily due to a $46.7 million increase in other revenues, a $4.9 million decrease in collateral finance facility expense and a $2.0 million decrease in interest expense slightly offset by a $4.1 million increase in other expenses. The increase for the first six months is primarily due to a $45.6 million increase in other revenues, a $10.1 million decrease in collateral finance facility expense and a $3.0 million decrease in interest expense slightly offset by a $6.4 million decrease in net investment income and a $3.7 million increase in other expenses. The large increase in other revenues for the second quarter and first six months is primarily related to the recognition of a gain on the repurchase of long-term debt of $38.9 million and a $4.8 million foreign exchange gain on the repayment of debt related to the Company’s credit facility denominated in British pounds.
Total revenues increased by $46.8 million, or 203.7%, and $37.7 million, or 79.4%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The increase for the second quarter was due to the increase in other revenues associated with the gains from the debt repurchase and repayment, as described above. The increase for the first six months was due to the second quarter gains but was slightly offset by a decrease in net investment income. The decrease in investment income is largely due to lower returns on variable interest investments used to fund the Company’s collateral finance facility which is offset by the lower collateral finance facility expense.
Total benefits and expenses decreased by $2.3 million, or 8.7%, and $11.3 million, or 19.6%, for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The decrease for the second quarter was primarily due to a $4.9 million decrease in collateral finance facility expense related to substantially reduced variable interest rates in the current year, decreased interest expense of $2.0 million due to lower debt outstanding from the debt repurchase and repayment and lower interest provisions for income taxes related to FIN 48. These decreases were largely offset by a $4.1 million increase in other expenses, primarily due to increased equity compensation. The decrease for the first six months was primarily due to a $10.1 million decrease in collateral finance facility expense due to the reduced variable interest rates in the current year and decreased interest expense of $3.0 million due to lower debt outstanding from the debt repurchase and repayment, and lower interest provisions for income taxes related to FIN 48. These decreases were partially offset by a $3.7 million increase in other expenses due to increased equity compensation.
Discontinued Operations
Effective January 1, 2009, due to immateriality, the discontinued accident and health operations are included in the results of the Corporate and Other segment. The discontinued accident and health operations reported a loss, net of taxes, of $5.2 million for the first six months of 2008 due to the settlement of a disputed claim in which the Company paid $5.8 million in excess of the amount held in reserve. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. As of June 30, 2009, there are no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations, and the remaining runoff activity of this business is not expected to be significant.
Liquidity and Capital Resources
Current Market Environment
During 2008, the capital and credit markets experienced extreme volatility and disruption. Since September 2008 through the end of the first quarter of 2009, the volatility and disruptions intensified significantly. This was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, consolidations and government interventions. While there has been some improvement in the U.S. and global financial markets during the second quarter of 2009, the recovery is slow as investors remain cautious.
The recent market conditions have adversely affected the Company’s results of operations and financial position. From the third quarter of 2008 through the first six months of 2009, the Company incurred significant investment related losses as a result of impairments. Results of operations in 2008 also reflected a significant unfavorable change in the value of embedded derivatives which are a direct result of widening credit spreads and changes in the risk-free rates in the U.S. debt markets. However, results of operations for the first six months of 2009 reflect a favorable change in the value of these embedded derivatives as credit spreads tightened significantly in the second quarter. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $1,552.8 million at March 31, 2009 and $1,416.4 million at December 31, 2008 to $1,063.6 million at June 30, 2009. While the gross unrealized losses at June 30, 2009 have improved, they remain significantly higher than the amount of $486.7 million at June 30, 2008.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended June 30, 2009 and 2008 were $539.2 million and $366.3 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $172.9 million net increase in operating cash flows during the six months of 2009 compared to the same period in 2008 was primarily a result of cash inflows related to premiums and investment income increasing and cash outflows related to claims, acquisition costs, income taxes and other operating expenses decreasing. Cash from premiums and investment income increased $101.2 million and $51.4 million, respectively, while operating cash outlays decreased by $20.3 million for the current six month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities were $707.1 million and $610.0 million in the first six months of 2009 and the comparable prior-year period, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash provided by (used in) financing activities was $(300.8) million and $200.8 million in the first six months of 2009 and 2008, respectively. The increase in cash used in financing activities was largely due to a $113.3 million decrease in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives, $62.5 million related to the repurchase and repayment of long-term debt. The remaining increase in cash used in financing activities is primarily due to payments under investment type contracts.

Debt and Preferred Securities
As of June 30, 2009 and December 31, 2008, the Company had $816.6 million and $918.2 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of June 30, 2009, the Company had no cash borrowings outstanding and $454.7 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2011, and an A$50.0 million Australian credit facility that expires in March 2011, both with no outstanding balances as of June 30, 2009.
As of June 30, 2009, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.34%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $470.9 million and $933.5 million at June 30, 2009 and December 31, 2008, respectively. The decrease in the Company’s liquidity position from December 31, 2008 is primarily due to the timing of investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at June 30, 2009 and December 31, 2008. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at June 30, 2009 and December 31, 2008. Further, the Company occasionally enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral repayment obligation is reported in other liabilities. There were no securities lending agreements outstanding at June 30, 2009 and December 31, 2008.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million of common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, but had no outstanding traditional funding agreements with the FHLB at June 30, 2009 and December 31, 2008.
In addition, RGA Reinsurance has also entered into a funding agreement with the FHLB under a guaranteed investment contract whereby RGA Reinsurance has issued the funding agreement in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial mortgage-backed securities used to collateralize RGA Reinsurance’s obligations under the funding agreement. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreement and the related security agreement represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreement. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at June 30, 2009 and December 31, 2008, which is included in interest sensitive contract liabilities. The advance on this agreement is collateralized primarily by commercial mortgage-backed securities.
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
Investments
The Company had total cash and invested assets of $17.3 billion and $16.5 billion at June 30, 2009 and December 31, 2008, respectively, as illustrated below (dollars in thousands):

	June 30, 2009	December 31, 2008

Fixed maturity securities, available-for-sale	$9,842,793	$8,531,804
Mortgage loans on real estate	757,501	775,050
Policy loans	1,085,752	1,096,713
Funds withheld at interest	4,675,191	4,520,398
Short-term investments	53,953	58,123
Other invested assets	482,028	628,649
Cash and cash equivalents	416,947	875,403

Total cash and invested assets	$17,314,165	$16,486,140

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

	Three months ended June 30,				Six months ended June 30,
			Increase/				Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)

Average invested assets at amortized cost	$12,976,510	$11,696,386		10.9%	$12,737,497	$11,531,787		10.5%

Net investment income	183,823	173,587		5.9%	358,123	344,487		4.0%

Investment yield (ratio of net investment income to average invested assets)	5.79%	6.07%	(28	) bps	5.70%	6.06%	(36	) bps
Investment yield decreased for the three months ended June 30, 2009, as the decline of certain key indices such as LIBOR, resulted in lower investment returns on the Company’s floating rate investments. In addition, recent economic conditions, notably the tightening of credit, has resulted in new mandates to maintain a higher level of liquidity. Thus, the Company invested in highly liquid assets with shorter maturities than what was previously held in the portfolio, which, has also contributed to the decrease in the average yield of the portfolio.
All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements of the 2008 Annual Report for additional information regarding the Company’s investments.
Fixed Maturities and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of June 30, 2009 and December 31, 2008 (dollars in thousands):

June 30, 2009
						Other-than
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI (1)
Available-for-sale:
U.S. corporate securities	$3,805,149	$73,700	$396,521	$3,482,328	35.4%	$—
Canadian and Canadian provincial governments	1,679,425	341,467	21,651	1,999,241	20.3	—
Residential mortgage-backed securities	1,202,888	30,323	74,907	1,158,304	11.8	(13,415)
Foreign corporate securities	1,443,541	40,851	77,531	1,406,861	14.3	—
Asset-backed securities	503,191	6,434	132,243	377,382	3.8	(5,220)
Commercial mortgage-backed securities	1,086,649	7,212	281,549	812,312	8.3	(4,333)
U.S. government and agencies	62,763	2,118	—	64,881	0.7	—
State and political subdivisions	105,867	2,027	14,712	93,182	0.9	—
Other foreign government securities	456,387	6,119	14,204	448,302	4.5	—

Total fixed maturity securities	$10,345,860	$510,251	$1,013,318	$9,842,793	100.0%	$(22,968)

Non-redeemable preferred stock	$163,300	$1,057	$46,825	$117,532	72.1%
Common stock	48,378	644	3,488	45,534	27.9

Total equity securities	$211,678	$1,701	$50,313	$163,066	100.0%

(1)	See Note 4 — “Investments” under Fixed Maturities and Equity Securities Available-for-Sale in the Notes to Condensed Consolidated Financial Statements for additional information regarding AOCI.

December 31, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Common stock	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of June 30, 2009 and December 31, 2008, approximately 95.1% and 96.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 49.7% of fixed maturity securities as of June 30, 2009, compared to 46.7% at December 31, 2008. The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

June 30, 2009
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,455,564	$1,210,725	24.8%	A-
Industrial	1,747,020	1,684,020	34.4	BBB+
Foreign (1)	1,443,541	1,406,861	28.8	A
Utility	596,283	581,099	11.9	BBB+
Other	6,282	6,484	0.1	A-

Total	$5,248,690	$4,889,189	100.0%	A-

December 31, 2008
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2009 and December 31, 2008 was as follows (dollars in thousands):

		June 30, 2009			December 31, 2008
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$7,334,295	$7,153,398	72.6%	$7,001,968	$6,607,730	77.4%
2	BBB	2,377,473	2,212,591	22.5	1,991,276	1,649,513	19.3
3	BB	413,840	322,158	3.3	268,276	195,088	2.3
4	B	134,827	94,647	1.0	77,830	50,064	0.6
5	CCC and lower	79,407	53,901	0.5	33,945	22,538	0.3
6	In or near default	6,018	6,098	0.1	9,553	6,871	0.1

	Total	$10,345,860	$9,842,793	100.0%	$9,382,848	$8,531,804	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at (dollars in thousands):

	June 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Residential mortgage-backed securities:
Agency	$736,056	$760,316	$851,507	$868,479
Non-agency	466,832	397,988	379,616	280,706

Total residential mortgage-backed securities	1,202,888	1,158,304	1,231,123	1,149,185
Commercial mortgage-backed securities	1,086,649	812,312	1,085,062	760,590
Asset-backed securities	503,191	377,382	484,577	339,378

Total	$2,792,728	$2,347,998	$2,800,762	$2,249,153

The residential mortgage backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of June 30, 2009 and December 31, 2008, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of June 30, 2009 and December 31, 2008, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,557.9 million and $1,573.4 million, and estimated fair values of $1,167.8 million and $1,143.3 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA+” at June 30, 2009 and December 31, 2008.

Approximately 82.7% and 83.7%, based on estimated fair value, were classified in the “AAA” category at June 30, 2009 and December 31, 2008, respectively. The Company recorded an other-than-temporary impairment of $0.2 million, net of non-credit adjustments, in its direct investments in commercial mortgage-backed securities for the second quarter and first six months ended June 30, 2009. The Company did not record any other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the first six months of 2008. The following tables summarize the securities by rating and underwriting year at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$213,506	$217,090	$23,388	$18,839	$20,031	$12,285
2004	46,946	42,224	2,357	1,218	11,557	4,668
2005	194,808	148,261	2,536	818	40,840	21,082
2006	291,833	235,305	24,155	12,230	20,563	12,931
2007	366,769	286,517	40,750	8,505	67,497	17,921
2008	35,410	32,891	33,605	21,797	9,628	2,139
2009	3,942	3,962	—	—	—	—

Total	$1,153,214	$966,250	$126,791	$63,407	$170,116	$71,026

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$5,674	$5,601	$23,390	$17,549	$285,989	$271,364
2004	—	—	—	—	60,860	48,110
2005	23,282	15,258	3,589	726	265,055	186,145
2006	18,958	9,850	17,532	10,070	373,041	280,386
2007	10,170	7,223	—	—	485,186	320,166
2008	—	—	5,159	838	83,802	57,665
2009	—	—	—	—	3,942	3,962

Total	$58,084	$37,932	$49,670	$29,183	$1,557,875	$1,167,798

	December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$250,720	$254,690	$24,276	$17,518	$28,432	$16,744
2004	50,245	46,737	2,147	999	10,603	3,835
2005	200,140	136,101	2,530	682	54,173	30,079
2006	306,478	234,575	16,219	6,074	45,346	31,379
2007	362,226	256,163	50,648	14,343	59,013	20,636
2008	30,017	28,501	23,387	10,698	18,342	11,186

Total	$1,199,826	$956,767	$119,207	$50,314	$215,909	$113,859

Continued	December 31, 2008
	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$18,144	$11,938	$—	$—	$321,572	$300,890
2004	—	—	—	—	62,995	51,571
2005	3,679	776	—	—	260,522	167,638
2006	15,283	8,709	1,305	941	384,631	281,678
2007	—	—	—	—	471,887	291,142
2008	—	—	—	—	71,746	50,385

Total	$37,106	$21,423	$1,305	$941	$1,573,353	$1,143,304

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA” at June 30, 2009 and December 31, 2008. The Company owns floating rate securities that represent approximately 20.3% and 20.0% of the total fixed maturity securities at June 30, 2009 and December 31, 2008, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of June 30, 2009 and December 31, 2008, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $207.3 million and $230.1 million, and estimated fair values of $107.8 million and $147.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “A+” at June 30, 2009 and “AA-” at December 31, 2008. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. During the second quarter and first six months ended June 30, 2009, the Company recorded $7.4 million and $20.8 million, respectively, of other-than-temporary impairments, net of non-credit adjustments, in its subprime portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The Company did not record any other-than-temporary impairments in its subprime portfolio during the first six months ended June 30, 2008. The following tables summarize the securities by rating and underwriting year at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$8,316	$6,400	$2,005	$1,166	$7,926	$4,294
2004	8,458	6,001	16,719	10,161	21,305	10,808
2005	17,030	12,137	32,254	18,765	14,040	4,116
2006	—	—	—	—	4,989	1,801
2007	6,607	2,850	—	—	—	—
2008	—	—	—	—	—	—
2009	7,024	7,024	—	—	—	—

Total	$47,435	$34,412	$50,978	$30,092	$48,260	$21,019

Continued	June 30, 2009
	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$—	$—	$1,172	$188	$19,419	$12,048
2004	—	—	2,954	3,089	49,436	30,059
2005	15,737	8,218	27,251	3,985	106,312	47,221
2006	4,500	2,080	1,279	249	10,768	4,130
2007	887	306	6,895	4,131	14,389	7,287
2008	—	—	—	—	—	—
2009	—	—	—	—	7,024	7,024

Total	$21,124	$10,604	$39,551	$11,642	$207,348	$107,769

	December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$11,007	$9,116	$6,509	$4,320	$1,813	$1,227
2004	—	—	21,220	13,437	33,728	26,228
2005	37,134	27,793	36,424	26,471	6,514	2,582
2006	135	134	4,500	2,076	4,998	1,991
2007	—	—	888	283	—	—
2008	—	—	—	—	—	—

Total	$48,276	$37,043	$69,541	$46,587	$47,053	$32,028

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$413	$77	$807	$106	$20,549	$14,846
2004	—	—	7,900	5,727	62,848	45,392
2005	11,908	6,529	17,905	5,739	109,885	69,114
2006	3,442	2,618	3,287	449	16,362	7,268
2007	—	—	19,588	10,880	20,476	11,163
2008	—	—	—	—	—	—

Total	$15,763	$9,224	$49,487	$22,901	$230,120	$147,783

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities exposure was $152.3 million and $197.7 million, respectively, with an unrealized loss of $45.8 million and $39.9 million, respectively. 81.8% of the Alt-A securities were rated “BBB” or better as of June 30, 2009. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. For the second quarter and first six months ended June 30, 2009, the Company recorded other-than-temporary impairments, net of non-credit adjustments, of $4.6 million and $10.1 million, respectively, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The Company did not record any other-than-temporary impairments in its Alt-A portfolio during the six months ended June 30, 2008.
The Company’s fixed maturity and funds withheld portfolios include approximately $537.5 million in estimated fair value of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invests in insured collateralized debt obligation (“CDO”) structures backing subprime investments of approximately $0.2 million at June 30, 2009. The insured securities are primarily investment grade, at issuance, without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the recent financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by four of the financial guarantors totaling $13.4 million in amortized cost.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of June 30, 2009, the Company holds in its general portfolio a book value of $5.7 million amortized cost in direct exposure in the form of senior unsecured and preferred securities. Additionally, as of June 30, 2009, the portfolios held by the Company’s ceding companies that support its funds withheld asset include approximately $344.7 million in amortized cost of direct unsecured holdings and no equity exposure. As of June 30, 2009, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totals approximately $966.5 million in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities total a book value of $0.7 million. As a result of the U.S government intervention and cessation of dividend payments, the Company recorded an other-than-temporary impairment of its preferred holdings of Fannie Mae and Freddie Mac totaling $12.2 million in 2008. The Company did not record any further other-than-temporary impairments on its preferred holdings of Fannie Mae and Freddie Mac in 2009.
The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $20.8 million and $60.6 million in other-than-temporary impairments on fixed maturity securities, net of non-credit adjustments, and equity securities for the second quarter and first six months of 2009, respectively. The impairments are due primarily to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The Company recorded $0.5 million and $5.7 million in other-than-temporary impairments on fixed maturity securities and equity securities for the second quarter and first six months of 2008, respectively. The table below summarizes other-than-temporary impairments, net of non-credit adjustments, for the second quarter and first six months of 2009 (dollars in thousands).

	For Three Months	For Six Months
Asset Class	Ended June 30, 2009	Ended June 30, 2009
Subprime / Alt-A / Other structured securities	$13,434	$34,043
Below investment grade corporate securities	7,373	21,159
Equity securities	—	5,430

Total	$20,807	$60,632

During the three months ended June 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $214.2 million and $250.6 million at losses of $18.8 million and $4.4 million, respectively, or at 91.9% and 98.3% of amortized cost, respectively. During the six months ended June 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $322.6 million and $391.9 million at losses of $38.5 million and $9.7 million, respectively, or at 89.3% and 97.6% of amortized cost, respectively. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
At June 30, 2009 and December 31, 2008, the Company had $1,063.6 million and $1,416.4 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	June 30,	December 31,
	2009	2008
Sector:
U.S. corporate securities	42%	46%
Canadian and Canada provincial governments	2	1
Residential mortgage-backed securities	7	7
Foreign corporate securities	7	12
Asset-backed securities	13	10
Commercial mortgage-backed securities	27	23
State and political subdivisions	2	1

Total	100%	100%

Industry:
Finance	34%	33%
Asset-backed	12	10
Industrial	12	19
Mortgage-backed	34	31
Government	5	1
Utility	3	6

Total	100%	100%

The following table presents the total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,558 and 1,716 fixed maturity securities and equity securities as of June 30, 2009 and December 31, 2008, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2009			December 31, 2008
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	1,109	$310,047	29.1%	980	$324,390	22.9%
20% or more for less than six months	77	156,557	14.8	561	796,747	56.3
20% or more for six months or greater	372	597,027	56.1	175	295,302	20.8

Total	1,558	$1,063,631	100.0%	1,716	$1,416,439	100.0%

The investment securities in an unrealized loss position as of June 30, 2009 consisted of 1,558 securities with unrealized losses of $1,063.6 million. Of these unrealized losses, 83.0% were investment grade and 29.1% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads. The increase in the number of securities at a loss greater than 20% or more for six months or greater reflects the continued effects of adverse economic conditions.
While all of these securities are monitored for potential impairment, the Company believes due to recent market conditions and liquidity concerns, and the historically high levels of price volatility, the extent and duration of a decline in value have become less indicative of when the market may believe there has been credit deterioration with respect to an issuer. Under these current market conditions, the Company’s determination of whether a decline in value is other-than-temporary places greater emphasis on the Company’s analysis of the underlying credit versus the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration as the severity and duration of the decline increases.

The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,558 and 1,716 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2009 and December 31, 2008, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of June 30, 2009
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$460,442	$53,092	$1,370,743	$252,696	$1,831,185	$305,788
Canadian and Canadian provincial governments	323,489	11,729	118,952	9,922	442,441	21,651
Residential mortgage-backed securities	131,783	15,862	232,358	26,280	364,141	42,142
Foreign corporate securities	329,259	21,486	237,533	46,620	566,792	68,106
Asset-backed securities	51,225	13,426	204,070	95,932	255,295	109,358
Commercial mortgage-backed securities	164,047	49,928	498,516	230,034	662,563	279,962
State and political subdivisions	14,684	1,657	43,380	9,010	58,064	10,667
Other foreign government securities	257,500	13,750	3,685	454	261,185	14,204

Investment grade securities	1,732,429	180,930	2,709,237	670,948	4,441,666	851,878

Non-investment grade securities:
U.S. corporate securities	83,289	21,194	220,355	69,539	303,644	90,733
Asset-backed securities	3,666	5,928	9,297	16,957	12,963	22,885
Foreign corporate securities	8,089	3,583	18,451	5,842	26,540	9,425
Residential mortgage-backed securities	26,943	12,811	33,294	19,954	60,237	32,765
Commercial mortgage-backed securities	—	—	209	1,587	209	1,587
State and political subdivisions	—	—	4,000	4,045	4,000	4,045

Non-investment grade securities	121,987	43,516	285,606	117,924	407,593	161,440

Total fixed maturity securities	$1,854,416	$224,446	$2,994,843	$788,872	$4,849,259	$1,013,318

Non-redeemable preferred stock	25,146	5,847	89,751	40,979	114,897	46,826
Common stock	13,207	1,578	4,902	1,909	18,109	3,487

Total equity securities	$38,353	$7,425	$94,653	$42,888	$133,006	$50,313

Total number of securities in an unrealized loss position	516		1,042		1,558

	As of December 31, 2008
			Equal to or greater than
(dollars in thousands)	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Non-redeemable preferred stock	49,376	22,316	61,249	41,844	110,625	64,160
Common stock	11,804	4,607	—	—	11,804	4,607

Total equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

As of June 30, 2009, the Company does not intend to sell the fixed maturity securities and does not believe it is more likely than not that it will be required to sell the fixed maturity securities before the recovery of the fair value up to the current cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity requirements. As of June 30, 2009, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity requirements.
As of June 30, 2009 and December 31, 2008, respectively, the Company classified approximately 18.0% and 17.1% of its fixed maturity securities in the Level 3 category in accordance with SFAS 157 (refer to Note 4 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 4.4% and 4.7% of the Company’s cash and invested assets as of June 30, 2009 and December 31, 2008, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of June 30, 2009 is as follows (dollars in thousands):

Six Months Ended
June 30, 2009
Balance, beginning of period	$526
Additions	2,557
Deductions	(401)

Balance, end of period	$2,682

Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	June 30, 2009	December 31, 2008

Impaired loans with valuation allowances	$12,332	$3,853
Impaired loans without valuation allowances	2,082	18,125

Subtotal	14,414	21,978
Less: Valuation allowances on impaired loans	2,682	526

Impaired loans	$11,732	$21,452

The Company’s average investment in impaired loans was $3.6 million as of June 30, 2009. Interest income on impaired loans was $0.2 million for the three and six months ended June 30, 2009. There were no impaired loans during the first six months of 2008.
Policy Loans
Policy loans comprised approximately 6.3% and 6.7% of the Company’s cash and invested assets as of June 30, 2009 and December 31, 2008, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 27.0% and 27.4% of the Company’s cash and invested assets as of June 30, 2009 and December 31, 2008, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at June 30, 2009 and “A+” at December 31, 2008. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets represented approximately 2.8% and 3.8% of the Company’s cash and invested assets as of June 30, 2009 and December 31, 2008, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of June 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	June 30, 2009	December 31, 2008

Equity securities	$45,534	$35,975
Non-redeemable preferred stock	117,532	123,399
Limited partnerships	143,917	140,077
Structured loans	131,831	101,380
Derivatives	17,529	206,341
Other	25,685	21,477

Total other invested assets	$482,028	$628,649

The Company did not record any other-than-temporary impairments on equity securities in the second quarter of 2009, but recorded other-than-temporary impairments of $5.4 million in the first six months of 2009. The Company did not record any other-than-temporary impairments on equity securities in the first six months of 2008. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date less collateral held by the Company. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value position at the reporting date. At June 30, 2009, the Company had credit exposure of $17.5 million related to its derivative contracts of which $9.7 million were collateralized with cash collateral from the counterparty. The decrease in the Company’s credit exposure since December 31, 2008 is due to the termination of its foreign currency swap used to hedge its investment in its Canada operation.
Contractual Obligations
From December 31, 2008 to June 30, 2009, the Company’s obligation for long-term debt, including interest decreased by $438.9 million primarily due to the interest related to the repurchase of $80.2 million face amount of its 6.75% junior subordinated debentures due 2065 and the repayment of the Company’s £15.0 million credit facility. In addition, the value of the Company’s obligation for payables for collateral received under derivative contracts decreased by $150.1 million due to a change in the value of the underlying derivatives. There were no other material changes in the Company’s contractual obligations from those reported in the 2008 Annual Report.
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 6 such cases of over-retained policies, for amounts averaging $3.0 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $6.3 million. The Company enters into agreements with other reinsurers to help mitigate the risk related to the over-retained policies. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2009, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. As of June 30, 2009, the Company had in place a net investment hedge of a portion of its investment in Australian operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros and the South African rand.
The Company reinsures variable annuities including those with guaranteed minimum benefits and guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2009 and December 31, 2008.
(dollars in millions)

	June 30, 2009	December 31, 2008

No guaranteed minimum benefits	$1,090.3	$1,063.1
GMDB only	65.4	53.5
GMIB only	4.8	3.9
GMAB only	53.7	43.7
GMWB only	1,326.9	795.0
GMDB / WB	361.4	287.1
Other	29.5	24.3

Total variable annuity account values	$2,932.0	$2,270.6

Fair value of guaranteed living benefits	$80.0	$276.4
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2009 from that disclosed in the 2008 Annual Report.
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). On the effective date of this standard, FASB Accounting Standards Codification™ (“Codification”) will become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168 on September 30, 2009 and will update all disclosures to reference Codification in its September 30, 2009 quarterly report.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation 46(R), “Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51”, as it relates to the assessment of a variable interest entity. It also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. SFAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of SFAS 167 on its condensed consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 amends the application of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125 “, as it relates to the transfers of financial assets. It also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of SFAS 166 on its condensed consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 provides guidance on the Company’s assessment of subsequent events. It also requires the disclosure of the date through which subsequent events have been evaluated. SFAS 165 is effective for annual and interim periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements. See Note 1 — “Organization and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements for additional information.
In April 2009, the FASB issued Staff Position (“FSP”) FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required by FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s condensed consolidated financial statements. The disclosures required by this FSP are provided in Note 6 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly”, (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. FSP FAS 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, this FSP requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s condensed consolidated financial statements. The disclosures required by this FSP are provided in Note 6 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 amends other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. The recognition provisions within this FSP apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if the Company has the intent to sell, or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. FSP FAS 115-2 and FAS 124-2 also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in accumulated other comprehensive income (“AOCI”). If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will continue to be recognized in net income. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The disclosures required by this FSP are provided in Note 4 — “Investments” in the Notes to Condensed Consolidated Financial Statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of June 30, 2009, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.

ITEM 4.	Submission of Matters to a Vote of Security Holders
The Company’s Annual Meeting of Shareholders was held on May 20, 2009. At the Annual Meeting, the following proposals were voted upon by the shareholders as indicated below:
(1)	Election of the following Directors for terms expiring in 2011:

Directors	Voted For	Withheld

John F. Danahy	65,164,682	1,557,384
Arnould W.A. Boot	65,164,035	1,558,031
Election of the following Directors for terms expiring in 2012:

Directors	Voted For	Withheld

Stuart I. Greenbaum	62,774,781	3,947,285
A. Greig Woodring	65,165,747	1,556,319
(2)	Proposal to ratify appointment of Deloitte and Touche LLP as the Company’s independent auditor for the fiscal year ended December 31, 2009:

Voted For	Voted Against	Abstain
64,413,753	3,289,003	19,312

ITEM 6.	Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated
By:	/s/ A. Greig Woodring July 31, 2009
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay July 31, 2009
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