Form 10-Q
period 2009-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2009-10-29
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 28, 2009, 72,799,831 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $10,770,522 and $9,382,848 at September 30, 2009 and December 31, 2008, respectively)	$10,986,825	$8,531,804
Mortgage loans on real estate	736,982	775,050
Policy loans	1,079,051	1,096,713
Funds withheld at interest	4,820,534	4,520,398
Short-term investments	89,372	58,123
Other invested assets	516,079	628,649

Total investments	18,228,843	15,610,737
Cash and cash equivalents	546,882	875,403
Accrued investment income	151,744	87,424
Premiums receivable and other reinsurance balances	808,719	640,235
Reinsurance ceded receivables	714,761	735,155
Deferred policy acquisition costs	3,604,148	3,610,334
Other assets	107,016	99,530

Total assets	$24,162,113	$21,658,818

Liabilities and Stockholders’ Equity
Future policy benefits	$7,405,615	$6,431,530
Interest-sensitive contract liabilities	7,446,900	7,690,942
Other policy claims and benefits	2,202,428	1,923,018
Other reinsurance balances	153,627	173,645
Deferred income taxes	675,679	310,360
Other liabilities	679,347	585,199
Long-term debt	816,648	918,246
Collateral finance facility	850,025	850,035
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,168	159,035

Total liabilities	20,389,437	19,042,010

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,523 at September 30, 2009 and 73,363,398 at December 31, 2008)	734	734
Warrants	66,912	66,914
Additional paid-in-capital	1,460,361	1,450,041
Retained earnings	1,952,934	1,682,087
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	185,570	19,794
Unrealized appreciation (depreciation) of securities, net of income taxes	145,166	(553,407)
Pension and postretirement benefits, net of income taxes	(13,354)	(14,658)

Total stockholders’ equity before treasury stock	3,798,323	2,651,505
Less treasury shares held of 573,299 and 740,195 at cost at September 30, 2009 and December 31, 2008, respectively	(25,647)	(34,697)

Total stockholders’ equity	3,772,676	2,616,808

Total liabilities and stockholders’ equity	$24,162,113	$21,658,818

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,405,179	$1,303,590	$4,126,407	$3,960,210
Investment income, net of related expenses	299,471	220,248	807,303	674,642
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(16,945)	(92,388)	(88,282)	(98,087)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(4,000)	—	12,135	—
Other investment related gains (losses), net	63,304	(148,919)	124,432	(305,559)

Total investment related gains (losses), net	42,359	(241,307)	48,285	(403,646)
Other revenues	31,972	27,764	140,992	81,962

Total revenues	1,778,981	1,310,295	5,122,987	4,313,168

Benefits and Expenses:
Claims and other policy benefits	1,155,811	1,062,948	3,449,251	3,311,287
Interest credited	85,153	9,293	194,959	146,190
Policy acquisition costs and other insurance expenses	271,789	124,836	778,993	330,370
Other operating expenses	76,403	63,886	214,247	189,223
Interest expense	5,243	9,935	46,955	54,609
Collateral finance facility expense	2,031	6,851	6,402	21,291

Total benefits and expenses	1,596,430	1,277,749	4,690,807	4,052,970

Income from continuing operations before income taxes	182,551	32,546	432,180	260,198
Provision for income taxes	64,343	7,296	137,503	87,553

Income from continuing operations	118,208	25,250	294,677	172,645
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	—	(22)	—	(5,210)

Net income	$118,208	$25,228	$294,677	$167,435

Basic earnings per share:
Income from continuing operations	$1.62	$0.41	$4.05	$2.77
Discontinued operations	—	(0.01)	—	(0.08)

Net income	$1.62	$0.40	$4.05	$2.69

Diluted earnings per share:
Income from continuing operations	$1.61	$0.40	$4.03	$2.70
Discontinued operations	—	—	—	(0.08)

Net income	$1.61	$0.40	$4.03	$2.62

Dividends declared per share	$0.09	$0.09	$0.27	$0.27

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$294,677	$167,435
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(61,137)	(61,713)
Premiums receivable and other reinsurance balances	(94,650)	(65,059)
Deferred policy acquisition costs	84,861	(415,768)
Reinsurance ceded balances	20,394	(24,477)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	682,234	484,914
Deferred income taxes	(46,756)	6,928
Other assets and other liabilities, net	182,090	73,627
Amortization of net investment premiums, discounts and other	(93,359)	(73,819)
Investment related losses (gains), net	(48,285)	403,646
Gain on repurchase of long-term debt	(38,875)	—
Excess tax benefits from share-based payment arrangement	(1,491)	(3,763)
Other, net	23,235	(26,807)

Net cash provided by operating activities	902,938	465,144

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,081,979	1,489,125
Maturities of fixed maturity securities available-for-sale	61,180	105,352
Purchases of fixed maturity securities available-for-sale	(3,019,892)	(2,388,376)
Cash invested in mortgage loans	(72)	—
Cash invested in policy loans	(9,508)	(9,054)
Cash invested in funds withheld at interest	(59,486)	(66,834)
Net increase on securitized lending activities	—	112,061
Principal payments on mortgage loans on real estate	29,036	49,313
Principal payments on policy loans	27,170	19,976
Change in short-term investments and other invested assets	(35,343)	(156,832)

Net cash used in investing activities	(924,936)	(845,269)

Cash Flows from Financing Activities:
Dividends to stockholders	(19,635)	(16,799)
Repurchase of long-term debt	(39,960)	—
Principal payments on long-term debt	(22,539)	—
Purchases of treasury stock	(1,607)	(3,104)
Excess tax benefits from share-based payment arrangement	1,491	3,763
Exercise of stock options, net	963	4,398
Change in securities sold under agreements to repurchase and cash collateral for derivative positions	(137,418)	(30,094)
Excess deposits (payments) on universal life and other investment type policies and contracts	(104,694)	440,875

Net cash provided by (used in) financing activities	(323,399)	399,039
Effect of exchange rate changes on cash	16,876	(11,010)

Change in cash and cash equivalents	(328,521)	7,904
Cash and cash equivalents, beginning of period	875,403	404,351

Cash and cash equivalents, end of period	$546,882	$412,255

Supplementary information:
Cash paid for interest	$49,193	$69,259
Cash paid for income taxes, net of refunds	$21,491	$24,715
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company has determined that there were no subsequent events, other than as disclosed in Note 14 — “Subsequent Events”, that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through October 29, 2009, the date the financial statements were issued. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K (“2008 Annual Report”) filed with the Securities and Exchange Commission on March 2, 2009.
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
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on income from continuing operations (in thousands, except per share information):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Earnings:
Income from continuing operations (numerator for basic and diluted calculations)	$118,208	$25,250	$294,677	$172,645
Shares:
Weighted average outstanding shares (denominator for basic calculation)	72,781	62,323	72,754	62,251
Equivalent shares from outstanding stock options(1)	505	1,284	283	1,689

Denominator for diluted calculation	73,286	63,607	73,037	63,940
Earnings per share:
Basic	$1.62	$0.41	$4.05	$2.77
Diluted	$1.61	$0.40	$4.03	$2.70

(1)	Year-to-date amounts are a weighted average of the individual quarterly amounts.
The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2009, approximately 1.2 million stock options and approximately 0.6 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2008, approximately 1.3 million stock options and approximately 0.4 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following table presents the components of the Company’s other comprehensive income (loss) (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$118,208	$25,228	$294,677	$167,435
Other comprehensive income (loss), net of income tax:
Unrealized investment gains (losses), net of reclassification adjustment for gains (losses) included in net income	475,230	(405,751)	710,903	(671,443)
Reclassification adjustment for other-than-temporary impairments	2,600	—	(7,888)	—
Currency translation adjustments	79,939	(71,853)	165,776	(78,258)
Unrealized pension and postretirement benefit adjustment	1,019	292	1,304	561

Comprehensive income (loss)	$676,996	$(452,084)	$1,164,772	$(581,705)

The balance of and changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2009 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss),
	Net of Income Tax
	Accumulated	Unrealized
	Currency	Appreciation	Pension and
	Translation	(Depreciation)	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2008	$19,794	$(553,407)	$(14,658)	$(548,271)
Change in component during the period	165,776	703,015	1,304	870,095
Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available for sale, net	—	(4,442)	—	(4,442)

Balance, September 30, 2009	$185,570	$145,166	$(13,354)	$317,382

4. Investments
The Company had total cash and invested assets of $18.8 billion and $16.5 billion at September 30, 2009 and December 31, 2008, respectively, as illustrated below (dollars in thousands):

	September 30, 2009	December 31, 2008
Fixed maturity securities, available-for-sale	$10,986,825	$8,531,804
Mortgage loans on real estate	736,982	775,050
Policy loans	1,079,051	1,096,713
Funds withheld at interest	4,820,534	4,520,398
Short-term investments	89,372	58,123
Other invested assets	516,079	628,649
Cash and cash equivalents	546,882	875,403

Total cash and invested assets	$18,775,725	$16,486,140

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

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September
	2009	2008	2009	2008

Fixed maturity securities available-for-sale	$153,752	$141,624	$443,849	$412,785
Mortgage loans on real estate	11,323	12,767	34,279	37,457
Policy loans	17,298	16,463	50,647	48,341
Funds withheld at interest	114,731	42,363	267,717	154,254
Short-term investments	1,205	1,344	3,206	3,468
Other invested assets	5,902	9,721	21,067	29,821

Investment revenue	304,211	224,282	820,765	686,126
Investment expense	(4,740)	(4,034)	(13,462)	(11,484)

Investment income, net of related expenses	$299,471	$220,248	$807,303	$674,642

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(16,945)	$(92,388)	$(88,282)	$(98,087)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	(4,000)	—	12,135	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(20,945)	(92,388)	(76,147)	(98,087)
Impairment losses on equity securities	—	(16,895)	(5,430)	(16,895)
Gain on investment activity	31,823	6,169	69,334	22,178
Loss on investment activity	(23,782)	(8,564)	(62,259)	(18,303)
Derivatives and other, net	55,263	(129,629)	122,787	(292,539)

Net gains (losses)	$42,359	$(241,307)	$48,285	$(403,646)

The other-than-temporary impairments in 2008 and 2009 are due to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The increase in derivative gains is primarily due to a decrease in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties.
During the three months ended September 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $191.7 million and $97.3 million at losses of $23.8 million and $8.6 million, respectively, or at 89.0% and 91.9% of amortized cost, respectively. During the nine months ended September 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $514.3 and $489.2 million at losses of $62.3 million and $18.3 million, respectively, or at 89.2% and 96.4% of amortized cost, respectively. The Company does not engage in short-term buying and selling of securities.
Other-Than-Temporary Impairments
The Company has a process in place to identify fixed maturity and equity securities that could potentially have credit impairments that are other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climates, management changes, litigation and government actions and other similar factors. This process also involves monitoring late payments, pricing levels, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.
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
On April 1, 2009, (“Date of Adoption”), the Company adopted the amended general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments See Note 13 — “New Accounting Standards” for further discussion of the adoption. The amended recognition provisions apply only to fixed maturity securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both fixed maturity and equity securities.
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
For the three months ended September 30, 2009, the Company recognized $20.9 million of credit related losses in various asset-backed and U.S. corporate securities. For the six-month period between the Date of Adoption and September 30, 2009, the Company recognized $41.8 million of credit-related losses in asset-backed and U.S. corporate securities. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
The following tables set forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

Three Months Ended
September 30, 2009
Balance as of July 1, 2009	$(23,936)
Credit losses for which an other-than-temporary impairment was not previously recognized	—
Credit losses for which an other-than-temporary impairment was previously recognized	(13,935)

Balance as of September 30, 2009	$(37,871)

Six Months Ended
September 30, 2009
Balance as of April 1, 2009	$(17,132)
Credit losses for which an other-than-temporary impairment was not previously recognized	(3,242)
Credit losses for which an other-than-temporary impairment was previously recognized	(17,497)

Balance as of September 30, 2009	$(37,871)

Fixed Maturities and Equity Securities Available-for-Sale
As mentioned above, the amended general accounting principles for Investments change how an entity recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the 2009 table below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of September 30, 2009 and December 31, 2008 (dollars in thousands):

September 30, 2009
						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairment
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$3,703,343	$204,678	$203,884	$3,704,137	33.7%	$—
Canadian and Canadian provincial governments	1,859,671	498,065	4,925	2,352,811	21.4	—
Residential mortgage-backed securities	1,350,539	39,341	60,812	1,329,068	12.1	(12,038)
Foreign corporate securities	1,572,534	93,221	36,536	1,629,219	14.8	—
Asset-backed securities	545,194	10,656	106,598	449,252	4.1	(2,628)
Commercial mortgage-backed securities	1,086,558	16,769	220,977	882,350	8.0	(4,333)
U.S. government and agencies	93,058	2,782	131	95,709	0.9	—
State and political subdivisions	107,450	2,043	10,115	99,378	0.9	—
Other foreign government securities	452,175	5,497	12,771	444,901	4.1	—

Total fixed maturity securities	$10,770,522	$873,052	$656,749	$10,986,825	100.0%	$(18,999)

Non-redeemable preferred stock	$157,341	$2,637	$29,212	$130,766	74.4%
Common stock	44,670	1,615	1,253	45,032	25.6

Total equity securities	$202,011	$4,252	$30,465	$175,798	100.0%

December 31, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Common stock	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

As of September 30, 2009, the Company held securities with a fair value of $411.5 million issued by the Federal National Mortgage Corporation, $941.6 million that were issued by the Canadian province of Ontario and $661.2 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2008, the Company held securities with a fair value of $383.0 million issued by the Federal Home Loan Mortgage Corporation, $396.2 million issued by the Federal National Mortgage Corporation, $661.2 million that were issued by the Canadian province of Ontario, $521.5 million in one entity that were guaranteed by the Canadian province of Quebec, and $275.1 million issued by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at September 30, 2009 are shown by contractual maturity for all securities except certain U.S. government agency securities, which are distributed by maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At September 30, 2009, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Available-for-sale:
Due in one year or less	$136,079	$138,221
Due after one year through five years	1,398,851	1,422,928
Due after five years through ten years	2,210,800	2,316,572
Due after ten years	4,042,501	4,448,433
Asset and mortgage-backed securities	2,982,291	2,660,671

Total	$10,770,522	$10,986,825

The table below depicts the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

September 30, 2009
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,443,700	$1,345,772	25.2%	A-
Industrial	1,665,422	1,736,378	32.6	BBB+
Foreign (1)	1,572,534	1,629,219	30.6	A
Utility	587,942	615,353	11.5	BBB+
Other	6,279	6,634	0.1	A-

Total	$5,275,877	$5,333,356	100.0%	A-

December 31, 2008
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
At September 30, 2009 and December 31, 2008, the Company had $687.2 million and $1,416.4 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	September 30,	December 31,
	2009	2008

Sector:
U.S. corporate securities	34%	46%
Canadian and Canada provincial governments	1	1
Residential mortgage-backed securities	9	7
Foreign corporate securities	5	12
Asset-backed securities	16	10
Commercial mortgage-backed securities	32	23
State and political subdivisions	3	1

Total	100%	100%

Industry:
Finance	30%	33%
Asset-backed	15	10
Industrial	8	19
Mortgage-backed	41	31
Government	4	1
Utility	2	6

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,075 and 1,716 fixed maturity securities and equity securities as of September 30, 2009 and December 31, 2008, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2009			December 31, 2008
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	805	$224,732	32.7%	980	$324,390	22.9%
20% or more for less than nine months	38	69,125	10.1	561	796,747	56.3
20% or more for nine months or greater	232	393,357	57.2	175	295,302	20.8

Total	1,075	$687,214	100.0%	1,716	$1,416,439	100.0%

As of September 30, 2009, 74.9% of these securities were investment grade and 32.7% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads, since the time securities were purchased. The increase in the number of securities at a loss greater than 20% or more for nine months or greater reflects the continued effects of adverse economic conditions.
While all of these securities are monitored for potential impairment, the Company believes due to continued distressed market conditions and liquidity concerns, and the high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. Under current market conditions, the Company’s determination of whether a decline in value is other-than-temporary places greater emphasis on the Company’s analysis of the underlying credit versus the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,075 and 1,716 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2009 and December 31, 2008, respectively.

These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of September 30, 2009
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$98,012	$26,450	$900,618	$127,413	$998,630	$153,863
Canadian and Canadian provincial governments	36,958	1,394	136,521	3,532	173,479	4,926
Residential mortgage-backed securities	245,299	13,887	217,167	19,063	462,466	32,950
Foreign corporate securities	223,515	9,395	151,591	20,156	375,106	29,551
Asset-backed securities	31,893	7,005	169,722	76,358	201,615	83,363
Commercial mortgage-backed securities	24,783	13,621	548,066	162,913	572,849	176,534
U.S. government and agencies	24,375	131	—	—	24,375	131
State and political subdivisions	19,726	861	46,893	5,493	66,619	6,354
Other foreign government securities	246,323	12,397	4,102	374	250,425	12,771

Investment grade securities	950,884	85,141	2,174,680	415,302	3,125,564	500,443

Non-investment grade securities:
U.S. corporate securities	30,159	13,228	184,881	36,794	215,040	50,022
Asset-backed securities	5,006	3,960	12,086	19,274	17,092	23,234
Foreign corporate securities	—	—	6,959	6,985	6,959	6,985
Residential mortgage-backed securities	9,342	1,001	60,430	26,860	69,772	27,861
Commercial mortgage-backed securities	—	—	17,594	44,443	17,594	44,443
State and political subdivisions	—	—	4,300	3,761	4,300	3,761

Non-investment grade securities	44,507	18,189	286,250	138,117	330,757	156,306

Total fixed maturity securities	$995,391	$103,330	$2,460,930	$553,419	$3,456,321	$656,749

Non-redeemable preferred stock	$3,612	$971	$99,408	$28,241	$103,020	$29,212
Common Stock	6,597	80	4,562	1,173	11,159	1,253

Total equity securities	$10,209	$1,051	$103,970	$29,414	$114,179	$30,465

Total number of securities in an unrealized loss position	226		849		1,075

	As of December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Non-redeemable preferred stock	$49,376	$22,316	$61,249	$41,844	$110,625	$64,160
Common Stock	11,804	4,607	—	—	11,804	4,607

Total equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

As of September 30, 2009, the Company does not intend to sell the fixed maturity securities and does not believe it is more likely than not that it will be required to sell the fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity profile. As of September 30, 2009, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity profile.

5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments (dollars in thousands):

	September 30, 2009			December 31, 2008
		Carrying Value/			Carrying Value/
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$1,016,226	$27,748	$—	$672,716	$155,189	$241
Financial futures(1)	193,833	—	—	260,568	—	—
Foreign currency forwards(1)	40,500	3,317	—	31,300	2,209	—
Consumer price index (“CPI”) swaps(1)	140,630	1,126	—	—	—	—
Credit default swaps(1)	317,500	126	545	290,000	—	7,705
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	437,522	—	—	512,888
Indexed annuity products(3)	—	60,142	514,963	—	66,716	530,986
Variable annuity products(3)	—	—	69,868	—	—	276,445

Total non-hedging derivatives	1,708,689	92,459	1,022,898	1,254,584	224,114	1,328,265

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	1,125	21,783	—	2,243
Foreign currency swaps(1)	226,715	—	3,644	296,497	48,943	—

Total hedging derivatives	248,498	—	4,769	318,280	48,943	2,243

Total derivatives	$1,957,187	$92,459	$1,027,667	$1,572,864	$273,057	$1,330,508

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded asset is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
As of September 30, 2009 and December 31, 2008, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of December 31, 2008, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its Canada operation. Those foreign currency swaps were terminated during the second quarter of 2009 and the related unrealized gains of $50.0 million continue to be reflected in AOCI. During the third quarter, the Company entered into new derivative instruments, and as of September 30, 2009, held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investments in its Canada and Australia operations. As of September 30, 2009 and December 31, 2008, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” of the Company’s 2008 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. The Company does not enter into derivative instruments for speculative purposes. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contract.

Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2009 were (dollars in thousands):

For the three months ended September 30, 2009
Type of	Derivative	Hedge Gain		Hedged Item
Fair Value	Gain (loss)	(Loss)		Gain (Loss)	Hedged Item Gain
Hedge	Location	Recognized	Hedged Item	Location	(Loss) Recognized

Interest rate swaps	Investment related gains (losses), net	$(346)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$498

For the nine months ended September 30, 2009
Type of	Derivative	Hedge Gain		Hedged Item
Fair Value	Gain (loss)	(Loss)		Gain (Loss)	Hedged Item Gain
Hedge	Location	Recognized	Hedged Item	Location	(Loss) Recognized

Interest rate swaps	Investment related gains (losses), net	$1,119	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(958)
The Company’s investment related gains (losses), net representing the ineffective portion of all fair value hedges was immaterial for the three and nine months ended September 30, 2009. The Company had no fair value hedges for the period ended September 30, 2008.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following tables illustrate the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2009 (dollars in thousands):

For the three months ended September 30, 2009
Effective Portion				Ineffective Portion
		Location of Gain	Gain (Loss)	Income
Type of	Derivative	(Loss)	Reclassified from	Statement
NIFO	Gain (Loss)	Reclassified From	accumulated OCI into	Location of Gain	Ineffective Gain
Hedge	in OCI	Accumulated OCI	income	(Loss)	(Loss) in Income

Foreign currency swaps	$(4,000)	None	$—	Investment income	$—

For the nine months ended September 30, 2009
Effective Portion				Ineffective Portion
		Location of Gain	Gain (Loss)	Income
Type of	Derivative	(Loss)	Reclassified from	Statement
NIFO	Gain (Loss)	Reclassified From	accumulated OCI into	Location of Gain	Ineffective Gain
Hedge	in OCI	Accumulated OCI	income	(Loss)	(Loss) in Income

Foreign currency swaps	$(2,356)	None	$—	Investment income	$—

The Company measures ineffectiveness on the foreign currency swaps based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.
The Company’s other comprehensive income for the three months ended September 30, 2009 and 2008, include gains (losses) of $(4.0) million and $14.6 million, respectively, and $(2.4) million and $18.8 million for the nine months ended September 30, 2009 and 2008, respectively, related to foreign currency swaps used to hedge its net investment in its Canada and Australia operations. The cumulative foreign currency translation gain recorded in accumulated other comprehensive income related to these hedges was $46.3 million and $48.6 million at September 30, 2009 and December 31, 2008, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income. A pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended September 30, 2009 and 2008, the Company recognized investment related gains (losses) of $(5.7) million and $11.6 million, respectively, and $(162.0) million and $7.7 million for the nine months ended September 30, 2009 and 2008, respectively, related to derivatives that do not qualify or have not been qualified for hedge accounting. The amounts recognized exclude embedded derivatives.
Interest Rate Swaps
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). With an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed rate and floating rate interest amounts as calculated by reference to an agreed notional principal amount. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments to be made by the counterparty at each due date.
Financial Futures
Exchange-traded equity futures are used primarily to economically hedge liabilities embedded in certain variable annuity products assumed by the Company. With exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the relevant stock indices, and to post variation margin on a daily basis in an amount equal to the difference between the daily estimated fair values of those contracts. The Company enters into exchange-traded equity futures with regulated futures commission merchants that are members of the exchange.
Foreign Currency Swaps
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company also uses foreign currency swaps to economically hedge the foreign currency risk associated with certain of its net investments in foreign operations.
Foreign Currency Forwards
Foreign currency forwards are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency forward transaction, the Company agrees with another party to deliver a specified amount of an identified currency at a specified future date. The price is agreed upon at the time of the contract and payment for such a contract is made in a different currency at the specified future date.
CPI Swaps
CPI swaps are used by the Company primarily to economically hedge liabilities embedded in certain insurance products assumed by the Company whose value is directly affected by changes in a designated benchmark consumer price index. With a CPI swap transaction, the Company agrees with another party to exchange the actual amount of inflation realized over a specified period of time for a fixed amount of inflation determined at inception. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments to be made by the counterparty at each due date. Most of these swaps will require a single payment to be made by one counterparty at the maturity date of the swap.
Credit Default Swaps
The Company invests in credit default swaps to diversify its credit risk exposure in certain portfolios. These credit default swaps are over-the-counter instruments in which the Company receives payments at specified intervals to insure credit risk on a portfolio of 125 U.S. investment-grade securities. Generally, if a credit event, as defined by the contract, occurs, the contract will require the swap to be settled gross by the delivery of par quantities or value of the referenced investment securities equal to the specified swap notional amount in exchange for the payment of cash amounts by the Company equal to the par value of the investment security surrendered.
The Company also purchases credit default swaps to reduce its risk against a drop in bond prices due to credit concerns of certain bond issuers. If a credit event, as defined by the contract, occurs, the Company is able to put the bond back to the counterparty at par.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three and nine months ended September 30, 2009 and 2008 are reflected in the following table (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$61,581	$(139,130)	$281,943	$(300,045)
After the associated amortization of DAC and taxes, the related amounts included in net income	11,173	(21,884)	(21,423)	(44,582)

Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(23,144)	41,930	(11,680)	24,547
After the associated amortization of DAC and taxes, the related amounts included in net income	(17,305)	10,394	(18,058)	20,502
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and nine months ended September 30, 2009 is as follows (dollars in thousands):

		Gain (Loss)
		For the Three Months
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	Ended September 30, 2009
Interest rate swaps	Investment related gains (losses), net	$26,378
Financial futures	Investment related gains (losses), net	(36,951)
Foreign currency forwards	Investment related gains (losses), net	1,910
CPI swaps	Investment related gains (losses), net	61
Credit default swaps	Investment related gains (losses), net	2,919
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	51,454
Indexed annuity products	Policy acquisition costs and other insurance expenses	1,001
Indexed annuity products	Interest credited	(24,145)
Variable annuity products	Investment related gains (losses), net	10,127

Total non-hedging derivatives		$32,754

		Gain (Loss)
		For the Nine Months
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	Ended September 30, 2009
Interest rate swaps	Investment related gains (losses), net	$(111,502)
Financial futures	Investment related gains (losses), net	(62,699)
Foreign currency forwards	Investment related gains (losses), net	1,032
CPI swaps	Investment related gains (losses), net	915
Credit default swaps	Investment related gains (losses), net	10,296
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	75,366
Indexed annuity products	Policy acquisition costs and other insurance expenses	(1,495)
Indexed annuity products	Interest credited	(10,185)
Variable annuity products	Investment related gains (losses), net	206,577

Total non-hedging derivatives		$108,305

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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. As of September 30, 2009, and December 31, 2008, the Company held cash collateral under its control of $23.7 million and $159.8 million, respectively. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the consolidated balance sheets. From time to time, the Company has accepted collateral consisting of various securities; however, there were no securities held as collateral as of September 30, 2009, and December 31, 2008. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. As of September 30, 2009, the Company had pledged collateral of $1.4 million to counterparties on swaps, which is included in other assets or other liabilities, net. There was no collateral pledged to swap counterparties as of December 31, 2008.
In addition, the Company has exchange-traded futures, which require the maintenance of a margin account. As of September 30, 2009 and December 31, 2008, the Company pledged collateral of $17.4 and $25.9 million, respectively, which is included in cash and cash equivalents.
6. Fair Value Disclosures
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2009 and December 31, 2008. Fair values have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts (dollars in thousands):

	September 30, 2009		December 31, 2008
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$10,986,825	$10,986,825	$8,531,804	$8,531,804
Mortgage loans on real estate	736,982	714,637	775,050	755,383
Policy loans	1,079,051	1,079,051	1,096,713	1,096,713
Funds withheld at interest	4,820,534	4,964,189	4,520,398	4,494,716
Short-term investments	89,372	89,372	58,123	58,123
Other invested assets	516,079	500,291	628,649	638,087
Cash and cash equivalents	546,882	546,882	875,403	875,403
Accrued investment income	151,744	151,744	87,424	87,424
Reinsurance ceded receivables	104,830	181,159	115,445	187,465
Liabilities:
Interest-sensitive contract liabilities	$5,647,019	$5,782,577	$5,664,488	$4,890,669
Long-term and short-term debt	816,648	731,436	918,246	606,890
Collateral finance facility	850,025	484,500	850,035	493,000
Company-obligated mandatorily redeemable preferred securities	159,168	214,542	159,035	186,082
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

General accounting principles for Fair Value Measurements and Disclosures define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In accordance with these principles, valuation techniques utilized by management for invested assets and embedded derivatives reported at fair value are generally categorized into three types:
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
The three approaches described above are consistent with generally accepted valuation techniques. While all three approaches are not applicable to all assets or liabilities reported at fair value, where appropriate and possible, one or more valuation techniques may be used. The selection of the valuation technique(s) to apply considers the definition of an exit price and the nature of the asset or liability being valued and significant expertise and judgment is required. The Company performs regular analysis and review of the various techniques utilized in determining fair value to ensure that the valuation approaches utilized are appropriate and consistently applied, and that the various assumptions are reasonable. The Company also utilizes information from third parties, such as pricing services and brokers, to assist in determining fair values for certain assets and liabilities; however, management is ultimately responsible for all fair values presented in the Company’s financial statements. The Company performs analysis and review of the information and prices received from third parties to ensure that the prices represent a reasonable estimate of the fair value. This process involves quantitative and qualitative analysis and is overseen by the Company’s investment and accounting personnel. Examples of procedures performed include, but are not limited to, initial and ongoing review of third party pricing services and techniques, review of pricing trends and monitoring of recent trade information. In addition, the Company utilizes both internal and external cash flow models to analyze the reasonableness of fair values utilizing credit spread and other market assumptions, where appropriate. As a result of the analysis, if the Company determines there is a more appropriate fair value based upon the available market data, the price received from the third party is adjusted accordingly.
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
For the quarter ended September 30, 2009, the application of valuation techniques applied to similar assets and liabilities has been consistent.
General accounting principles for Fair Value Measurements and Disclosures also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 are summarized below (dollars in thousands).

	September 30, 2009
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,704,137	$—	$2,801,538	$902,599
Canadian and Canadian provincial governments	2,352,811	—	2,343,463	9,348
Residential mortgage-backed securities	1,329,068	—	1,227,997	101,071
Foreign corporate securities	1,629,219	3,331	1,247,739	378,149
Asset-backed securities	449,252	—	142,888	306,364
Commercial mortgage-backed securities	882,350	—	810,863	71,487
U.S. government and agencies securities	95,709	60,495	35,214	—
State and political subdivision securities	99,378	6,564	6,519	86,295
Other foreign government securities	444,901	128,740	200,650	115,511

Total fixed maturity securities — available-for-sale	10,986,825	199,130	8,816,871	1,970,824
Funds withheld at interest — embedded derivatives	(437,522)	—	—	(437,522)
Short-term investments	12,777	698	11,550	529
Other invested assets — non-redeemable preferred stock	130,766	93,674	25,526	11,566
Other invested assets — common stock	45,032	55	30,752	14,225
Other invested assets — derivatives	32,317	—	32,317	—
Reinsurance ceded receivable — embedded derivatives	60,142	—	—	60,142

Total	$10,830,337	$293,557	$8,917,016	$1,619,764

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(584,831)	$—	$—	$(584,831)
Other liabilities — derivatives	(5,314)	—	(5,314)	—

Total	$(590,145)	$—	$(5,314)	$(584,831)

	December 31, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,012,633	$—	$2,196,348	$816,285
Canadian and Canadian provincial governments	1,891,239	—	1,881,274	9,965
Residential mortgage-backed securities	1,149,185	—	1,118,761	30,424
Foreign corporate securities	973,433	1,714	795,111	176,608
Asset-backed securities	339,378	—	107,509	231,869
Commercial mortgage-backed securities	760,590	—	701,549	59,041
U.S. government and agencies securities	8,431	3,072	5,359	—
State and political subdivision securities	38,654	6,167	—	32,487
Other foreign government securities	358,261	85,606	167,216	105,439

Sub-total	8,531,804	96,559	6,973,127	1,462,118
Funds withheld at interest — embedded derivatives	(512,888)	—	—	(512,888)
Short-term investments	570	—	218	352
Other invested assets — non-redeemable preferred stock	123,399	99,527	18,479	5,393
Other invested assets — common stock	35,975	4,999	18,920	12,056
Other invested assets — derivatives	206,341	—	206,341	—
Reinsurance ceded receivable — embedded derivatives	66,716	—	—	66,716

Total	$8,451,917	$201,085	$7,217,085	$1,033,747

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$—	$—	$(807,431)
Other liabilities — derivatives	(10,189)	—	(10,189)	—

Total	$(817,620)	$—	$(10,189)	$(807,431)

As of September 30, 2009 and December 31, 2008, respectively, the Company classified approximately 17.9% and 17.1% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.
The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

	Total Fair Value Measurements for the three months ended September 30, 2009
		Total gains/losses
		(realized/unrealized)
		included in:
				Purchases,
			Other	issuances	Transfers in	Balance
	Balance	Earnings,	comprehensive	and	and/or out of	September
	July 1, 2009	net	income	disposals	Level 3	30, 2009

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$845,525	$(554)	$74,775	$(22,374)	$5,227	$902,599
Canadian and Canadian provincial governments	5,190	62	134	(3,079)	7,041	9,348
Residential mortgage-backed securities	53,653	(4,157)	9,858	20,855	20,862	101,071
Foreign corporate securities	294,711	(1,018)	11,971	71,183	1,302	378,149
Asset-backed securities	227,777	(10,087)	24,976	27,278	36,420	306,364
Commercial mortgage-backed securities	110,822	(1,223)	6,776	(1,261)	(43,627)	71,487
State and political subdivision securities	84,333	4	4,313	1,584	(3,939)	86,295
Other foreign government securities	145,133	71	399	(25,386)	(4,706)	115,511

Sub-total	1,767,144	(16,902)	133,202	68,800	18,580	1,970,824

Continued

	Total Fair Value Measurements for the three months ended September 30, 2009
		Total gains/losses
		(realized/unrealized)
		included in:
				Purchases,
			Other	issuances	Transfers in	Balance
	Balance	Earnings,	comprehensive	and	and/or out of	September
	July 1, 2009	net	income	disposals	Level 3	30, 2009

Funds withheld at interest — embedded derivatives	(488,977)	51,454	—	1	—	(437,522)
Short-term investments	688	(14)	97	(242)	—	529
Other invested assets — non-redeemable preferred stock	9,348	2	(143)	3,412	(1,053)	11,566
Other invested assets — common stock	13,267	—	958	—	—	14,225
Reinsurance ceded receivable — embedded derivatives	60,075	2,369	—	(2,302)	—	60,142

Total	$1,361,545	$36,909	$134,114	$69,669	$17,527	$1,619,764

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$(575,225)	$(16,363)	$—	$6,757	$—	$(584,831)

Total	$(575,225)	$(16,363)	$—	$6,757	$—	$(584,831)

	Total Fair Value Measurements for the three months ended September 30, 2008
		Total gains/losses
		(realized/unrealized) included in:
				Purchases,
			Other	issuances	Transfers in	Balance
	Balance		comprehensive	and	and/or out of	September
	July 1, 2008	Earnings, net	loss	disposals	Level 3	30, 2008

Assets:
Fixed maturity securities available-for-sale	$1,502,373	$(56,953)	$(75,744)	$86,606	$219,050	$1,675,332
Funds withheld at interest — embedded derivatives	(245,070)	(106,797)	—	—	—	(351,867)
Short-term investments	—	—	—	—	976	976
Other invested assets — equity securities	11,339	8	(1,717)	1,370	(180)	10,820
Reinsurance ceded receivable — embedded derivatives	81,163	(11,552)	—	1,730	—	71,341

Total	$1,349,805	$(175,294)	$(77,461)	$89,706	$219,846	$1,406,602

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(588,870)	$19,544	$—	$989	$—	$(568,337)

Total	$(588,870)	$19,544	$—	$989	$—	$(568,337)

	Total Fair Value Measurements for the nine months ended September 30, 2009
		Total gains/losses
		(realized/unrealized)
		included in:
				Purchases,
	Balance		Other	issuances	Transfers in	Balance
	January 1,	Earnings,	comprehensive	and	and/or out of	September
	2009	net	income	disposals	Level 3	30, 2009

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$816,285	$(28,355)	$146,109	$(26,971)	$(4,469)	$902,599
Canadian and Canadian provincial governments	9,965	62	100	1,242	(2,021)	9,348
Residential mortgage-backed securities	30,424	(14,466)	22,053	9,412	53,648	101,071
Foreign corporate securities	176,608	(3,131)	14,326	214,304	(23,958)	378,149
Asset-backed securities	231,869	(22,765)	16,327	38,964	41,969	306,364
Commercial mortgage-backed securities	59,041	(1,170)	25,963	(11,148)	(1,199)	71,487
State and political subdivision securities	32,487	23	14,338	3,266	36,181	86,295
Other foreign government securities	105,439	1,348	(4,179)	31,400	(18,497)	115,511

Sub-total	1,462,118	(68,454)	235,037	260,469	81,654	1,970,824

Funds withheld at interest — embedded derivatives	(512,888)	75,366	—	—	—	(437,522)

Short-term investments	352	(471)	709	(61)	—	529
Other invested assets — non-redeemable preferred stock	5,393	(4,786)	7,305	2,481	1,173	11,566
Other invested assets — common stock	12,056	(564)	737	1,901	95	14,225
Reinsurance ceded receivable — embedded derivatives	66,716	1,778	—	(8,352)	—	60,142

Total	$1,033,747	$2,869	$243,788	$256,438	$82,922	$1,619,764

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$(807,431)	$190,781	$—	$31,819	$—	$(584,831)

Total	$(807,431)	$190,781	$—	$31,819	$—	$(584,831)

	Total Fair Value Measurements for the nine months ended September 30, 2008
		Total gains/losses
		(realized/unrealized) included in:
	Balance		Other	Purchases,	Transfers in	Balance
	January 1,		comprehensive	issuances and	and/or out of	September
	2008	Earnings, net	loss	disposals	Level 3	30, 2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(64,504)	$(153,528)	$213,694	$179,616	$1,675,332
Funds withheld at interest — embedded derivatives	(85,090)	(266,777)	—	—	—	(351,867)
Short-term investments	—	—	—	—	976	976
Other invested assets — equity securities	13,950	9	(3,436)	15,100	(14,803)	10,820

Reinsurance ceded receivable — embedded derivatives	68,298	(6,966)	—	10,009	—	71,341

Total	$1,497,212	$(338,238)	$(156,964)	$238,803	$165,789	$1,406,602

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$(531,160)	$(18,152)	$—	$(19,025)	$—	$(568,337)

Total	$(531,160)	$(18,152)	$—	$(19,025)	$—	$(568,337)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months
	ended September 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$595	$(1,149)	$—	$—	$—	$(554)
Canadian and Canadian provincial governments	(3)	65	—	—	—	62
Residential mortgage-backed securities	428	(4,585)	—	—	—	(4,157)
Foreign corporate securities	93	(1,111)	—	—	—	(1,018)
Asset-backed securities	366	(10,453)	—	—	—	(10,087)
Commercial mortgage-backed securities	121	(1,344)	—	—	—	(1,223)
State and political subdivision securities	7	(3)	—	—	—	4
Other foreign government securities	(435)	506	—	—	—	71

Sub-total	1,172	(18,074)	—	—	—	(16,902)
Funds withheld at interest — embedded derivatives	—	51,454	—	—	—	51,454
Short-term investments	(88)	74	—	—	—	(14)
Other invested assets — non-redeemable preferred stock	2	—	—	—	—	2
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	2,369	2,369

Total	$1,086	$33,454	$—	$—	$2,369	$36,909

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$10,127	$(1,299)	$(25,191)	$—	$(16,363)

Total	$—	$10,127	$(1,299)	$(25,191)	$—	$(16,363)

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the three months ended
	September 30, 2008
	Investment				Policy acquisition
	income, net	Investment	Claims &		costs and other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$194	$(57,147)	$—	$	$—	$(56,953)
Funds withheld at interest — embedded derivatives	—	(106,797)	—	—	—	(106,797)

Other invested assets — equity securities	8	—	—	—	—	8

Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(11,552)	(11,552)

Total	$202	$(163,944)	$	$	$(11,552)	$(175,294)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(34,209)	$699	$53,054	$—	$19,544

Total	$—	$(34,209)	$699	$53,054	$—	$19,544

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the nine months
	ended September 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$1,408	$(29,763)	$—	$—	$—	$(28,355)
Canadian and Canadian provincial governments	(3)	65	—	—	—	62
Residential mortgage-backed securities	868	(15,334)	—	—	—	(14,466)
Foreign corporate securities	183	(3,314)	—	—	—	(3,131)
Asset-backed securities	3,368	(26,133)	—	—	—	(22,765)
Commercial mortgage-backed securities	278	(1,448)	—	—	—	(1,170)
State and political subdivision securities	28	(5)	—	—	—	23
Other foreign government securities	(737)	2,085	—	—	—	1,348

Sub-total	5,393	(73,847)	—	—	—	(68,454)
Funds withheld at interest — embedded derivatives	—	75,366	—	—	—	75,366
Short-term investments	152	(623)	—	—	—	(471)
Other invested assets — non-redeemable preferred stock	(58)	(4,728)	—	—	—	(4,786)
Other invested assets — common stock	(142)	(422)	—	—	—	(564)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	1,778	1,778

Total	$5,345	$(4,254)	$—	$—	$1,778	$2,869

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$206,577	$(2,260)	$(13,536)	$—	$190,781

Total	$—	$206,577	$(2,260)	$(13,536)	$—	$190,781

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the nine months ended
	September 30, 2008
					Policy
	Investment				acquisition costs
	income, net of	Investment	Claims &		and other
	related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$352	$(64,856)	$—	$—	$—	$(64,504)
Funds withheld at interest — embedded derivatives	—	(266,777)	—	—	—	(266,777)

Other invested assets — equity securities	9	—	—	—	—	9

Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(6,966)	(6,966)

Total	$361	$(331,633)	$—	$—	$(6,966)	$(338,238)

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$(33,268)	$2,420	$12,696	$—	$(18,152)

Total	$—	$(33,268)	$2,420	$12,696	$—	$(18,152)

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three and nine months ended September 30, 2009 and 2008 for Level 3 assets and liabilities that were still held at September 30, 2009 and 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the three months ended September 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$564	$(914)	$—	$—	$—	$(350)
Canadian and Canadian provincial governments	(4)	—	—	—	—	(4)
Residential mortgage-backed securities	412	(4,290)	—	—	—	(3,878)
Foreign corporate securities	87	(967)	—	—	—	(880)
Asset-backed securities	130	(8,968)	—	—	—	(8,838)
Commercial mortgage-backed securities	123	(2,646)	—	—	—	(2,523)
State and political subdivision securities	7	—	—	—	—	7
Other foreign government securities	(312)	—	—	—	—	(312)

Sub-total	1,007	(17,785)	—	—	—	(16,778)
Funds withheld at interest — embedded derivatives	—	51,454	—	—	—	51,454
Short-term investments	3	—	—	—	—	3
Other invested assets — non-redeemable preferred stock	2	—	—	—	—	2
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,706	4,706

Total	$1,012	$33,669	$—	$—	$4,706	$39,387

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$10,127	$(2,915)	$(35,710)	$—	$(28,498)

Total	$—	$10,127	$(2,915)	$(35,710)	$—	$(28,498)

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting date for the
	three months ended September 30, 2008
	Investment
	income, net of	Investment	Claims &		Policy acquisition
	related	related gains	other policy	Interest	costs and other
	expenses	(losses), net	benefits	credited	insurance expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$129	$(56,098)	$—	$—	$—	$(55,969)
Funds withheld at interest — embedded derivatives	—	(106,797)	—	—	—	(106,797)

Other invested assets — equity securities	8	—	—	—	—	8

Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(10,242)	(10,242)

Total	$137	$(162,895)	$—	$—	$(10,242)	$(173,000)

Liabilities:

Interest sensitive contract liabilities - embedded derivatives	$—	$(34,209)	$1,351	$41,315	$—	$8,457

Total	$—	$(34,209)	$1,351	$41,315	$—	$8,457

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the nine months ended September 30, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$1,341	$(20,769)	$—	$—	$—	$(19,428)
Canadian and Canadian provincial governments	(3)	—	—	—	—	(3)
Residential mortgage-backed securities	851	(17,271)	—	—	—	(16,420)
Foreign corporate securities	173	(2,272)	—	—	—	(2,099)
Asset-backed securities	2,680	(29,803)	—	—	—	(27,123)
Commercial mortgage-backed securities	292	(2,873)	—	—	—	(2,581)
State and political subdivision securities	28	—	—	—	—	28
Other foreign government securities	(583)	—	—	—	—	(583)

Sub-total	4,779	(72,988)	—	—	—	(68,209)
Funds withheld at interest — embedded derivatives	—	75,366	—	—	—	75,366
Short-term investments	244	(409)	—	—	—	(165)
Other invested assets — non-redeemable preferred stock	(58)	(3,858)	—	—	—	(3,916)
Other invested assets — common stock	(142)	(425)	—	—	—	(567)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	9,205	9,205

Total	$4,823	$(2,314)	$—	$—	$9,205	$11,714

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$206,577	$(7,872)	$(43,076)	$—	$155,629

Total	$—	$206,577	$(7,872)	$(43,076)	$—	$155,629

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting date for the
	nine months ended September 30, 2008
	Investment				Policy acquisition
	income, net of	Investment	Claims &		costs and other
	related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale	$285	$(58,193)	$—	$—	$—	$(57,908)
Funds withheld at interest — embedded derivatives	—	(266,777)	—	—	—	(266,777)
Other invested assets — equity securities	9	—	—	—	—	9
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(2,745)	(2,745)

Total	$294	$(324,970)	$—	$—	$(2,745)	$(327,421)

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$(33,268)	$3,841	$(31,775)	$—	$(61,202)

Total	$—	$(33,268)	$3,841	$(31,775)	$—	$(61,202)

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
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are credited to the segments based on the level of allocated equity. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
Information related to total revenues, income (loss) from continuing operations before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenues
U.S.	$1,082,838	$710,303	$3,094,496	$2,364,652
Canada	186,246	167,872	551,793	531,255
Europe & South Africa	213,041	180,579	582,389	572,336
Asia Pacific	265,900	265,759	778,120	811,628
Corporate & Other	30,956	(14,218)	116,189	33,297

Total	$1,778,981	$1,310,295	$5,122,987	$4,313,168

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss) from continuing operations before income taxes
U.S.	$104,406	$(11,289)	$223,481	$113,162
Canada	18,847	29,733	60,547	80,182
Europe & South Africa	6,981	20,791	27,879	43,875
Asia Pacific	30,925	21,225	60,018	61,044
Corporate & Other	21,392	(27,914)	60,255	(38,065)

Total	$182,551	$32,546	$432,180	$260,198

	September 30, 2009	December 31, 2008

Total assets
U.S.	$15,391,239	$15,061,753
Canada	2,750,956	2,710,187
Europe & South Africa	1,363,442	1,134,990
Asia Pacific	1,943,305	1,413,611
Corporate and Other	2,713,171	1,338,277

Total	$24,162,113	$21,658,818

8. Commitments and Contingent Liabilities
The Company has commitments to fund investments in mortgage loans and limited partnerships in the amount of $83.9 million and $91.7 million, respectively, at September 30, 2009. The Company anticipates that the majority of these amounts will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the condensed consolidated balance sheets.
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
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At September 30, 2009 and December 31, 2008, there were approximately $24.9 million and $26.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company, RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2009 and December 31, 2008, $759.3 million and $428.8 million, respectively, in letters of credit from various banks were outstanding between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of September 30, 2009, the Company had $516.2 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace. On September 30, 2009, the Company entered into a ten-year, $200.0 million letter of credit facility agreement. This letter of credit is expected to be fully utilized though 2016 and then amortize to zero by 2019. As of September 30, 2009, the Company had $200.0 million in issued, but undrawn, letters of credit under this new facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility.
RGA has issued guarantees to third parties on behalf of its subsidiaries’ performance for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $313.5 million and $273.6 million as of September 30, 2009 and December 31, 2008, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2009, RGA’s exposure related to these guarantees was $159.2 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Income Tax
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended September 30, 2009 is as follows (dollars in thousands):

		Unrecognized Tax Benefits That, If
	Total Unrecognized Tax	Recognized, Would Affect The
	Benefits	Effective Tax Rate

Balance at January 1, 2009	$206,665	$28,106
Additions for tax positions of prior years	25,148	—
Reductions for tax positions of prior years	(14,711)	(14,711)
Additions for tax positions of current year	2,953	2,953
Reductions for tax positions of current year	—	—
Settlements with tax authorities	—	—

Balance at September 30, 2009	$220,055	$16,348

During the second quarter of 2009, the Company recognized a tax benefit of approximately $12.0 million, including after-tax interest, related to the release of an uncertain tax position. Following the evaluation of new information that was not available in a previous financial reporting period, the Company believed this position to be a highly certain tax position for which no uncertainty currently exists.
During the third quarter of 2009, the Company recognized tax benefits associated with uncertain tax positions that are effectively settled of approximately $3.8 million, including after-tax interest. The Company also increased its accrual by approximately $25.1 million for unrecognized tax benefits that are timing in nature and have no impact on the Company’s effective tax rate.
10. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net periodic pension benefit cost:
Service cost	$1,349	$1,072	$3,173	$2,552
Interest cost	1,149	921	2,639	2,092
Expected return on plan assets	(364)	(705)	(1,459)	(1,643)
Amortization of prior service cost	7	78	22	232
Amortization of prior actuarial loss	1,068	238	1,317	402

Net periodic pension benefit cost	$3,209	$1,604	$5,692	$3,635

Net periodic other benefits cost:
Service cost	$158	$159	$474	$474
Interest cost	159	188	478	478
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of prior actuarial (gain) loss	23	(2)	69	69

Net periodic other benefits cost	$340	$345	$1,021	$1,021

The Company made pension contributions of $4.0 million during the first quarter of 2009 and expects this to be the only contribution for the year.
11. Equity Based Compensation
Equity compensation expense was $2.6 million and $3.0 million in the third quarter of 2009 and 2008, respectively, and $9.1 million and $10.8 million in the first nine months of 2009 and 2008, respectively. In the first quarter of 2009, the Company granted 0.7 million stock options at $32.20 weighted average per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 7,600 shares of common stock. As of September 30, 2009, 1.8 million share options at $34.90 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 3.4 years. As of September 30, 2009, the total compensation cost of non-vested awards not yet recognized in the financial statements was $18.5 million. It is estimated that these costs will vest over a weighted average period of 1.7 years.

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
13. New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. Effective July 1, 2009, FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission for public companies. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted Codification on September 30, 2009 and has updated all disclosures to reference Codification herein.
Consolidation and Business Combinations
In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In December 2007, the FASB amended the general accounting principles for Business Combinations. This amendment establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. The FASB also amended the general accounting principles for Consolidation as it relates to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The amendments are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The adoption of these amendments did not have a material impact on the Company’s condensed consolidated financial statements.
Investments
In April 2009, the FASB amended the general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. This amendment updates the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if the Company has the intent to sell or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. This amendment also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in accumulated other comprehensive income (“AOCI”). If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will be recognized in net income. This amendment is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The required disclosures are provided in Note 4 — “Investments”.

In January 2009, the FASB amended the general accounting principles for Investments as it relates to determining other-than-temporary impairments on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets. The primary effect of this amendment was to remove the requirement that a holder attempt to determine the underlying cash flows on an asset-backed security based on the assumptions that a market participant would make in determining the current fair value of the instrument. Instead, the focus has been placed on determining the estimated cash flows as determined by the holder for all sources including its own comprehensive credit analysis. The provisions of this amendment were required to be applied prospectively for interim periods and fiscal years ending after December 15, 2008. The adoption of this amendment did not have a significant impact on how the Company values its structured investment securities.
Transfers and Servicing
In June 2009, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the transfers of financial assets. This amendment also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In February 2008, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for transfers of financial assets and repurchase financing transactions. This amendment provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The amendment is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Derivatives and Hedging
In March 2008, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to the disclosures about derivative instruments and hedging activities. This amendment requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The amendment is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this amendment in the first quarter of 2009.
Fair Value Measurements and Disclosures
In September 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the fair value measurement of investments in certain entities that calculate net asset value per share. This amendment allows the fair value of certain investments to be measured on the basis of the net asset value. It also requires disclosure, by major category type, of the attributes of those investments, such as the nature of any restrictions on redemption, any unfunded commitments, and the investment strategies of the investees. The amendment is effective for interim and annual reporting periods ending after December 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In August 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to measuring liabilities at fair value. This amendment provides guidance for measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that the inclusion of a separate input, used in the fair value measurement, relating to the existence of a restriction that prevents the transfer of a liability is not necessary. The amendment is effective for interim and annual reporting beginning after issuance. The adoption of this amendment is not expected to have an impact on the condensed consolidated financial statements.
In April 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining fair value when the volume and level of activity for asset or liability have significantly decreased and identifying transactions that are not orderly. This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. It also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, it requires additional disclosures about fair value measurements in annual and interim reporting periods. This amendment is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements. The required disclosures are provided in Note 6 — “Fair Value Disclosures”.
In October 2008, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining the fair value of a financial asset when the market for that asset is not active. This amendment clarifies the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The amendment was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of the amendment. The Company also adopted an amendment that delayed the effective date of fair value measurement for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date was delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Financial Instruments
In April 2009, the FASB amended the general accounting principles for Financial Instruments as it relates to interim disclosures about fair value of financial instruments. This amendment expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required are effective for interim reporting periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements. The required disclosures are provided in Note 6 — “Fair Value Disclosures”.
Compensation
In December 2008, the FASB amended the general accounting principles for Compensation as it relates to employers disclosures about postretirement benefit plan assets. This amendment provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by this amendment is effective for financial statements with fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Subsequent Events
In May 2009, the FASB amended the general accounting principles for Subsequent Events. This amendment provides guidance on the Company’s assessment of subsequent events. It also requires the disclosure of the date through which subsequent events have been evaluated. This amendment is effective for annual and interim periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements. See Note 1 — “Organization and Basis of Presentation” for additional information.
14. Subsequent Event
On October 16, 2009, the Company announced an agreement with ReliaStar Life Insurance Company, a subsidiary of ING Groep N.V., whereby the Company will acquire ReliaStar’s U.S. and Canadian group life, accident and health reinsurance business. The acquisition was structured as an indemnity coinsurance agreement and is expected to be effective January 1, 2010, subject to regulatory approvals. The Company will fund the acquisition with existing capital of approximately $115 million and expects the business to generate returns of between 15 and 19 percent beginning in 2010. The acquisition is expected to enhance the Company’s expertise and product offerings in the North American market, but is expected to contribute less than 3 percent to the Company’s consolidated assets, liabilities and income in 2010.

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
The Company measures performance based on income or loss from continuing operations before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide asset-intensive and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Asia Pacific operations also provide financial reinsurance. The Corporate and Other segment results include among other things, the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, investment income and expense associated with the Company’s collateral finance facility and the provision for income taxes. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations are included in the results of the Corporate and Other segment. Prior to 2009, the results of the Company’s discontinued accident and health operations were reflected as discontinued operations.
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in RGA’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses.
Results of Operations
Consolidated income from continuing operations before income taxes increased $150.0 million, or 460.9%, and $172.0 million, or 66.1%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. These increases were primarily due to a decrease in investment impairments and a favorable change in the value of embedded derivatives within the U.S. segment due to the impact of tightening credit spreads in the U.S. debt markets. Also contributing to the favorable results were increased net premiums and investment income. The increase in the first nine months also reflects the recognition in other revenues of a gain on the repurchase of long-term debt of $38.9 million. These increases were partially offset by unfavorable foreign currency fluctuations. Foreign currency exchange fluctuations resulted in a decrease to income from continuing operations before income taxes of approximately $2.0 million and $28.3 million for the third quarter and first nine months of 2009, respectively.

The Company recognizes in consolidated income from continuing operations, changes in the value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, had a favorable effect on income before income taxes of $51.8 million and $102.7 million for the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, affected income before income taxes unfavorably by $8.1 million in the third quarter and favorably by $9.7 million in the first nine months of 2009, respectively, as compared to the same periods in 2008. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, affected income before income taxes favorably by $2.5 million in the third quarter and unfavorably by $63.6 million in the first nine months of 2009, respectively, as compared to the same periods in 2008.
The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in increases of approximately $46.2 million and approximately $48.8 million in consolidated income from continuing operations before income taxes in the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Consolidated net premiums increased $101.6 million, or 7.8%, and $166.2 million, or 4.2%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, due to growth in life reinsurance in force. Foreign currency fluctuations unfavorably affected net premiums by approximately $41.5 million and $289.4 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Consolidated assumed insurance in force increased to $2,274.6 billion as of September 30, 2009 from $2,176.5 billion as of September 30, 2008 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $70.3 billion and $73.8 billion during the third quarter of 2009 and 2008, respectively, and $216.9 billion and $221.8 billion during the first nine months of 2009 and 2008, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Consolidated investment income, net of related expenses, increased $79.2 million, or 36.0%, and $132.7 million, or 19.7%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008, primarily due to market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain equity-indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. The third quarter and first nine months increases in investment income also reflect a larger average invested asset base offset by a lower effective investment portfolio yield. Average invested assets at amortized cost at September 30, 2009 totaled $12.8 billion, a 10.2% increase over September 30, 2008. The average yield earned on investments, excluding funds withheld, decreased to 5.71%, for the third quarter of 2009 from 6.01% for the third quarter of 2008. The average yield earned on investments, excluding funds withheld, decreased to 5.71% for the first nine months of 2009 from 6.05% for the first nine months of 2008. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.
Total investment related gains (losses), net improved by $283.7 million and $451.9 million, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The improvement for the third quarter is primarily due to favorable changes in the embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis and guaranteed minimum living benefits of $204.2 million and a decrease in investment impairments, net of non-credit adjustments, of $71.4 million, partially offset by an increase in net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $24.4 million. The improvement for the first nine months is due to favorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis and guaranteed minimum living benefits of $585.4 million, a decrease in investment impairments, net of non-credit related adjustments, of $21.9 million partially offset by an increase in net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $179.1 million. See Note 4 — “Investments” and Note 5 — “Derivatives” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 35.3% and 22.4% for the third quarter of 2009 and 2008, respectively, and 31.8% and 33.7% for the first nine months of 2009 and 2008, respectively. The 2009 effective tax rates were affected by the recognition of a previously uncertain tax position and by an adverse tax adjustment related to an adjustment of prior period tax accruals. This was offset by the earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate.
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
Valuation of Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily equity-indexed annuities and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and reported separately. Such embedded derivatives are carried on the condensed consolidated balance sheets at fair value with the host contract.
The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital market inputs assumptions related to estimates of future cash flows. Such assumptions include, but are not limited to, assumptions regarding equity market performance, equity market volatility, interest rates, credit spreads, benefits and related contract charges, mortality, lapses, withdrawals, benefit selections and non-performance risk. These assumptions have a significant impact on the value of the embedded derivatives. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity market volatilities would increase the value of the embedded liability derivative associated with guaranteed minimum withdrawal benefits on variable annuities, resulting in an increase in investment related losses. See “Market Risk” disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

Additionally, reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts, the majority of which are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of these embedded derivatives is sensitive to the credit spread environment. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative and therefore an increase in investment related gains or losses, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the U.S. Asset-Intensive Segment for additional information.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. Most of the Company’s exposure related to its deferred tax assets are within legal entities that file a consolidated United States federal income tax return. The Company has projected its ability to utilize its net operating losses and has determined that all of these losses are expected to be utilized prior to their expiration. The Company has also done extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. It is also the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers.
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
For the three months ended September 30, 2009

		Non-Traditional		Total
		Asset-	Financial	U.S.
(dollars in thousands)	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$801,406	$1,744	$—	$803,150
Investment income (loss), net of related expenses	107,088	115,777	(56)	222,809
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(13,246)	(745)	(37)	(14,028)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(3,484)	(183)	(9)	(3,676)
Other investment related gains (losses), net	(4,150)	54,776	48	50,674

Total investment related gains (losses), net	(20,880)	53,848	2	32,970
Other revenues	586	19,452	3,871	23,909

Total revenues	888,200	190,821	3,817	1,082,838

Benefits and expenses:
Claims and other policy benefits	686,057	872	—	686,929
Interest credited	15,983	69,170	—	85,153
Policy acquisition costs and other insurance expenses	108,685	80,368	289	189,342
Other operating expenses	13,692	2,537	779	17,008

Total benefits and expenses	824,417	152,947	1,068	978,432

Income before income taxes	$63,783	$37,874	$2,749	$104,406

For the three months ended September 30, 2008

		Non-Traditional		Total
		Asset-	Financial	U.S.
(dollars in thousands)	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$740,502	$1,719	$—	$742,221
Investment income, net of related expenses	99,991	43,727	192	143,910
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(60,102)	(6,214)	(343)	(66,659)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(1,963)	(126,066)	207	(127,822)

Total investment related gains (losses), net	(62,065)	(132,280)	(136)	(194,481)
Other revenues	(42)	15,051	3,644	18,653

Total revenues	778,386	(71,783)	3,700	710,303

Benefits and expenses:
Claims and other policy benefits	632,258	2,040	—	634,298
Interest credited	15,221	(6,005)	—	9,216
Policy acquisition costs and other insurance expenses (income)	107,199	(45,043)	252	62,408
Other operating expenses	12,756	2,167	747	15,670

Total benefits and expenses	767,434	(46,841)	999	721,592

Income (loss) before income taxes	$10,952	$(24,942)	$2,701	$(11,289)

For the nine months ended September 30, 2009

		Non-Traditional		Total
		Asset-	Financial	U.S.
(dollars in thousands)	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$2,395,335	$5,092	$—	$2,400,427
Investment income (loss), net of related expenses	314,265	276,771	(220)	590,816
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(65,195)	(6,532)	(166)	(71,893)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	9,860	861	22	10,743
Other investment related gains (losses), net	(20,707)	116,721	216	96,230

Total investment related gains (losses), net	(76,042)	111,050	72	35,080
Other revenues	2,076	51,537	14,560	68,173

Total revenues	2,635,634	444,450	14,412	3,094,496

Benefits and expenses:
Claims and other policy benefits	2,050,859	1,805	—	2,052,664
Interest credited	46,917	147,967	—	194,884
Policy acquisition costs and other insurance expenses	315,543	256,181	889	572,613
Other operating expenses	40,895	7,700	2,259	50,854

Total benefits and expenses	2,454,214	413,653	3,148	2,871,015

Income before income taxes	$181,420	$30,797	$11,264	$223,481

For the nine months ended September 30, 2008

		Non-Traditional		Total
		Asset-	Financial	U.S.
(dollars in thousands)	Traditional	Intensive	Reinsurance	Operations

Revenues:
Net premiums	$2,218,726	$4,974	$—	$2,223,700
Investment income, net of related expenses	294,884	149,678	588	445,150
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(60,940)	(7,986)	(345)	(69,271)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(4,270)	(282,892)	206	(286,956)

Total investment related gains (losses), net	(65,210)	(290,878)	(139)	(356,227)
Other revenues	570	40,757	10,702	52,029

Total revenues	2,448,970	(95,469)	11,151	2,364,652

Benefits and expenses:
Claims and other policy benefits	1,908,418	3,090	—	1,911,508
Interest credited	44,935	100,958	—	145,893
Policy acquisition costs and other insurance expenses (income)	296,480	(149,707)	700	147,473
Other operating expenses	38,115	6,341	2,160	46,616

Total benefits and expenses	2,287,948	(39,318)	2,860	2,251,490

Income (loss) before income taxes	$161,022	$(56,151)	$8,291	$113,162

Income before income taxes for the U.S. operations segment increased by $115.7 million and $110.3 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. These increases were primarily due to a favorable change in investment related gains (losses), after adjustment for related deferred acquisition costs. Excluding embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis and guaranteed minimum benefits riders, investment related losses, net of deferred acquisition costs, decreased $46.6 million for the third quarter and increased $13.9 million for the first nine months, compared to the same prior periods. The change in value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis, decreased $51.8 million and $102.7 million for the third quarter and first nine months of 2009, respectively, net of deferred acquisition costs. Investment related losses associated with guaranteed minimum benefits riders decreased $2.5 million and increased $31.1 million, after adjustment for deferred acquisition costs, for the third quarter and first nine months, respectively.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $31.2 billion and $30.4 billion during the third quarters, and $92.5 billion and $100.7 billion during the first nine months of 2009 and 2008, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment increased by $52.8 million and $20.4 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase in the third quarter was primarily due to a $41.2 million reduction in investment related losses as compared to the prior year. The increase for the first nine months of 2009 was primarily driven by an increase in business and improved mortality as compared to the same period in 2008. This was offset somewhat by increased investment related losses in 2009.
Net premiums for the U.S. Traditional sub-segment grew $60.9 million, or 8.2%, and $176.6 million, or 8.0% for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force, which totaled $1.3 trillion of face amount as of September 30, 2009. This represents a 1.3% increase over the amount in force on September 30, 2008.
Net investment income increased $7.1 million, or 7.1%, and $19.4 million, or 6.6%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. These increases can be primarily attributed to growth in the invested asset base. Investment related losses decreased $41.2 million, or 66.4%, and increased $10.8 million, or 16.6% for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase in investment related losses year over year was due to the aforementioned investment impairments, net of non-credit adjustments, recognized in 2009.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 85.6% and 85.4% for the third quarter of 2009 and 2008, and 85.6% and 86.0% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the percentage for the first nine months of 2009 reflects slightly better mortality experience than 2008. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Interest credited expense increased $0.8 million, or 5.0%, and $2.0 million, or 4.4%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. These increases were driven by a treaty with a minor increase in asset base and a constant credited loan rate of 5.6%. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.6% and 14.5% for the third quarter of 2009 and 2008, respectively, and 13.2% and 13.4% for the nine months ended September 30, 2009 and 2008, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Finally, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.

Other operating expenses increased $0.9 million, or 7.3%, and $2.8 million, or 7.3%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Other operating expenses, as a percentage of net premiums were 1.7% for the third quarter and nine months ended September 30, 2009 and 2008.
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
Income before income taxes for this sub-segment increased by $62.8 million, and $86.9 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase for the third quarter and first nine months can be primarily attributed to the favorable change in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $51.8 million and $102.7 million, respectively, net of deferred acquisitions costs. During the current quarter, this change was partially offset by an unfavorable change in the fair value estimates of embedded derivatives associated with EIAs of $8.1 million, net of deferred acquisition costs. Also contributing to the positive variance for the quarter was a decrease in unrealized losses related to guaranteed minimum benefits, net of deferred acquisition costs and related hedging activity, of $2.5 million. For the first nine months, the change in value of embedded derivatives associated with EIAs was $9.7 million favorable, after adjustments for related deferred acquisition costs. For the year, unrealized losses related to guaranteed minimum benefits, net of deferred acquisition costs and related hedging activity, increased $31.1 million. The combined changes in these embedded derivatives, after adjustment for deferred acquisition costs, retrocession and hedging, resulted in a increase of approximately $46.2 million and $81.3 million in income before income taxes in the third quarter and first nine months of 2009, respectively, as compared to the same periods in 2008. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Excluding the impact of changes in the embedded derivatives and related hedging activities discussed above, income before income taxes increased $16.6 million and $5.6 million, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase in the third quarter and the first nine months is due primarily to improvement in the broader U.S. financial markets and related favorable impact on the underlying annuity account values reinsured by the Company. In addition, investment related losses, excluding embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis and variable annuities, net of related deferred acquisition costs and related hedging activity, decreased $5.2 million for the third quarter of 2009, but increased $3.2 million first nine months of 2009, after adjustments for deferred acquisition costs.
Total revenues, which are comprised primarily of investment income and investment related losses, net, increased $262.6 million and $539.9 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase for both periods is primarily due to the $158.3 million and $342.1 million favorable change associated with embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis. Excluding the change in embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis, revenues increased $104.3 million and $197.8 million for the third quarter and nine month periods, respectively. This increase is primarily due to an increase in investment income related to equity option income on a funds withheld equity-indexed annuity treaty. The increase in investment income related to equity options is mostly offset by a corresponding increase in interest credited. Additionally, investment related gains associated with guaranteed minimum benefits contributed $21.5 million and $64.2 million to the increase in the third quarter and first nine months, respectively.
The average invested asset base supporting this sub-segment decreased to $5.1 billion in the third quarter of 2009 from $5.3 billion in the third quarter of 2008. Annuity contract surrenders led to a decline in the account value and related invested asset base. This decline was somewhat offset by new business written on one existing equity-indexed treaty. As of September 30, 2009, $3.5 billion of the invested assets were funds withheld at interest, of which 93.5% is associated with one client.

Total benefits and expenses, which are comprised primarily of interest credited and policy acquisition costs, increased $199.8 million and $453.0 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Contributing to these increases was an increase in policy acquisition costs related to embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $106.5 million and $239.5 million coupled with an increase in policy acquisition costs associated with guaranteed minimum benefits of $19.1 million and $95.2 million for the third quarter and first nine months, respectively. The current market environment has created a situation in which income earned related to guaranteed minimum benefits is more than offset by DAC unlocking, and thus results in reduced income for this sub-segment. Interest credited increased $75.2 million and $47.0 million for the third quarter and first nine months, respectively. In both the third quarter and first nine months, the portion of interest credited related to market value changes in certain equity-indexed annuity products increased and was mostly offset in investment income. Also contributing to the increase during the quarter was an increase in interest credited related to the change in the fair value of the EIA embedded liability as discussed above. For the first nine months, interest credited related to the change in fair value of the EIA embedded liability decreased.
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
Income before income taxes was virtually unchanged for the three months and increased $3.0 million, or 35.9%, for the nine months ended September 30, 2009, as compared to the same periods in 2008. The increase in the first nine months was primarily related to a one time fee received at inception of a new treaty signed in the first quarter of 2009. At September 30, 2009 and 2008, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $0.9 billion and $0.5 billion, respectively. The pre-tax statutory surplus amounts indicated include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Revenues:
Net premiums	$153,430	$128,930	$446,348	$407,452
Investment income, net of related expenses	34,412	35,836	96,887	107,561
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(31)	(2,592)	(107)	(2,593)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(8)	—	12	—
Other investment related gains (losses), net	(1,488)	1,409	7,643	1,329

Total investment related gains (losses), net	(1,527)	(1,183)	7,548	(1,264)
Other revenues	(69)	4,289	1,010	17,506

Total revenues	186,246	167,872	551,793	531,255

Continued

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Benefits and expenses:
Claims and other policy benefits	123,357	104,339	367,304	353,756
Interest credited	—	77	75	297
Policy acquisition costs and other insurance expenses	38,244	27,591	107,678	79,543
Other operating expenses	5,798	6,132	16,189	17,477

Total benefits and expenses	167,399	138,139	491,246	451,073

Income before income taxes	$18,847	$29,733	$60,547	$80,182

Income before income taxes decreased by $10.9 million, or 36.6%, and $19.6 million, or 24.5%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. In 2009, a weaker Canadian dollar resulted in a decrease in income before income taxes of $1.4 million and $12.0 million in the third quarter and first nine months of 2009, respectively. In addition, the decrease in income in the third quarter of 2009 reflects the favorable net effect of $4.3 million from the recapture of a previously assumed block of individual life business in the third quarter of 2008 as well as an increase in net investment related losses of $0.3 million. In the first nine months, the segment’s results reflect slightly adverse mortality experience, excluding creditor business, compared to very favorable mortality in 2008. In addition, the decrease in income in 2009 reflects the favorable net effect of $6.8 million from the recapture of a previously assumed block of individual life business and a previously retroceded block of creditor business in the first nine months of 2008. This decrease was offset by an increase in net investment related gains of $8.8 million for the first nine months of 2009, compared to 2008.
Net premiums increased $24.5 million, or 19.0%, and $38.9 million, or 9.5%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. On a Canadian dollar basis, net premiums increased approximately 25.1% for the third quarter and first nine months of 2009 compared to 2008. A weaker Canadian dollar contributed to a decrease in net premiums of approximately $7.8 million and $63.5 million in the third quarter and first nine months of 2009 compared to 2008. This decrease was offset by new business from both new and existing treaties. In addition, an increase in premiums from creditor treaties contributed $18.4 million and $64.6 million in the third quarter and first nine months of 2009, respectively. Creditor and group life and health premiums represented 29.1% and 19.7% of net premiums for the third quarter of 2009 and 2008, respectively and 29.7% and 19.7% for the nine months ended September 30, 2009 and 2008 respectively. Premium levels can be significantly influenced by large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income decreased $1.4 million, or 4.0%, and $10.7 million, or 9.9%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. A weaker Canadian dollar resulted in a decrease in net investment income of approximately $2.0 million and $14.8 million in the third quarter and first nine months of 2009 compared to 2008. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Other revenues decreased $4.4 million, and $16.5 million, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decreases in 2009 were primarily the result of a $3.3 million fee from the recapture of a previously assumed block of individual life business in the third quarter of 2008 and a $12.9 million fee from the recapture of a previously retroceded block of creditor business in the first nine months of 2008.
Loss ratios for this segment were 80.4% and 80.9% for the third quarter of 2009 and 2008, respectively, and 82.3% and 86.8% for the nine months ended September 30, 2009 and 2008, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances are normally higher as a percentage of premiums. Loss ratios for creditor business were 37.7% and 42.3% for the third quarter of 2009 and 2008, respectively, and 41.1% and 57.4% for the nine months ended September 30, 2009 and 2008, respectively. The decreases in 2009 were primarily the result of the release of retroceded reserves of $10.4 million from the recapture of a previously retroceded block of creditor business in 2008. Excluding creditor business, the loss ratios for this segment were 94.9% and 89.1% for the third quarter of 2009 and 2008, respectively, and 97.6% and 93.3% for the nine months ended September 30, 2009 and 2008. The higher loss ratios in 2009 are primarily the result of adverse mortality experience compared to the prior year’s favorable mortality experience. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 65.7% and 63.3% in the third quarter of 2009 and 2008, respectively, and 67.6% and 68.7% for the nine months ended September 30, 2009 and 2008, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 24.9% and 21.4% for the third quarter of 2009 and 2008, respectively, and 24.1% and 19.5% for the nine months ended September 30, 2009 and 2008, respectively. Policy and acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 55.3% and 51.3% for the third quarter of 2009 and 2008, respectively, 53.6% and 48.8% for the nine months ended September 30, 2009 and 2008, respectively. Excluding creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.6% and 15.0% for the third quarter of 2009 and 2008, respectively, and 13.2% and 13.0% for the nine months ended September 30, 2009 and 2008, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses decreased by $0.3 million, or 5.4%, and $1.3 million, or 7.4%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. A weaker Canadian dollar contributed approximately $0.3 million and $1.9 million to the decrease in operating expenses in the third quarter and first nine months of 2009, respectively. Other operating expenses as a percentage of net premiums were 3.8% and 4.8% for the third quarter of 2009 and 2008, respectively, and 3.6% and 4.3% for the nine months ended September 30, 2009 and 2008, respectively.
EUROPE & SOUTH AFRICA OPERATIONS
The Europe & South Africa segment has operations in France, Germany, India, Italy, Mexico, the Netherlands, Poland, Spain, South Africa and the United Kingdom (“UK”). The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, and reinsurance of critical illness coverage and to a lesser extent, the reinsurance of longevity risk on payout annuities. Reinsurance agreements may be either facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Revenues:
Net premiums	$204,169	$176,184	$557,442	$550,870
Investment income, net of related expenses	8,502	9,065	23,371	25,394
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(676)	(4,882)	(2,533)	(4,916)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(135)	—	361	—
Other investment related gains (losses), net	1,079	179	2,848	827

Total investment related gains (losses), net	268	(4,703)	676	(4,089)
Other revenues	102	33	900	161

Total revenues	213,041	180,579	582,389	572,336

Continued

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Benefits and expenses:
Claims and other policy benefits	164,118	122,521	455,354	425,516
Policy acquisition costs and other insurance expenses	21,277	21,559	42,463	54,815
Other operating expenses	20,665	15,708	56,693	48,130

Total benefits and expenses	206,060	159,788	554,510	528,461

Income before income taxes	$6,981	$20,791	$27,879	$43,875

Income before income taxes decreased by $13.8 million, or 66.4% and by $16.0 million, or 36.5%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Unfavorable foreign currency exchange fluctuations contributed to a decrease to income before income taxes totaling approximately $0.6 million and $6.8 million for the third quarter and first nine months of 2009, respectively. The decrease in income before income taxes for the third quarter was primarily due to an increase in claims and other policy benefits. The decrease in the nine month income before income taxes was primarily due to an increase in claims and other policy benefits as well as an unfavorable foreign currency exchange fluctuation partially offset by a decrease in policy acquisition costs and other insurance expenses.
Net premiums increased $28.0 million, or 15.9%, and $6.6 million, or 1.2%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. During 2009, there was an unfavorable foreign currency exchange fluctuation, particularly with the British pound, the euro and the South African rand weakening against the U.S. dollar when compared to the same periods in 2008, which decreased net premiums by approximately $24.7 million in the third quarter of 2009, and $122.8 million for the nine months ended September 30, 2009, as compared to the same periods in 2008. The unfavorable foreign currency exchange fluctuations were largely offset by an increase in net premiums, primarily the result of new business from both new and existing treaties.
A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $54.2 million and $59.2 million in the third quarter of 2009 and 2008, respectively, and $153.2 million and $187.0 million for the nine months ended September 30, 2009 and 2008, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income decreased $0.6 million, or 6.2%, and $2.0 million, or 8.0%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. These decreases can be primarily attributed to a decrease in the portfolio return. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 80.4% and 69.5% for the third quarter of 2009 and 2008, respectively, and 81.7% and 77.2% for the nine months ended September 30, 2009 and 2008, respectively. The increase in loss ratios for the third quarter and first nine months was due to unfavorable claims experience, primarily in the UK. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.4% and 12.2% for the third quarter of 2009 and 2008, respectively, and 7.6% and 10.0% for the nine months ended September 30, 2009 and 2008, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $5.0 million, or 31.6%, and $8.6 million, or 17.8%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Other operating expenses as a percentage of net premiums totaled 10.1% and 8.9% for the third quarter of 2009 and 2008, respectively, and 10.2% and 8.7% for the nine months ended September 30, 2009 and 2008, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
ASIA PACIFIC OPERATIONS
The Asia Pacific segment has operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance for this segment are life, critical illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and in addition, offer life and disability insurance coverage. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Revenues:
Net premiums	$242,350	$254,497	$715,508	$773,148
Investment income, net of related expenses	15,654	12,272	43,228	36,083
Investment related losses, net:
Other-than-temporary impairments on fixed maturity securities	(691)	(4,502)	(4,642)	(4,556)
Other-than temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(370)	—	462	—
Other investment related gains (losses), net	4,015	681	4,422	(261)

Total investment related gains (losses), net	2,954	(3,821)	242	(4,817)
Other revenues	4,942	2,811	19,142	7,214

Total revenues	265,900	265,759	778,120	811,628

Benefits and expenses:
Claims and other policy benefits	182,070	201,707	574,040	620,387
Policy acquisition costs and other insurance expenses	31,833	25,053	88,788	81,520
Other operating expenses	21,072	17,774	55,274	48,677

Total benefits and expenses	234,975	244,534	718,102	750,584

Income before income taxes	$30,925	$21,225	$60,018	$61,044

Income before income taxes increased by $9.7 million, or 45.7%, and decreased by $1.0 million, or 1.7%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Favorable results, primarily due to lower than expected claims and benefits in Australia, contributed to the increase in income before income taxes for the third quarter 2009 compared to the same period in 2008. Unfavorable results in the first quarter of 2009, primarily related to increased claims and other policy benefits throughout the segment, compared to better than expected results in the first quarter of 2008, led to the unfavorable variance between the first nine months of 2009 compared to the same period in 2008. Foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $0.9 million and a decrease of approximately $3.1 million for the third quarter and first nine months of 2009, respectively.
Net premiums decreased $12.1 million, or 4.8%, and $57.6 million, or 7.5%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Premiums in the third quarter of 2009 decreased by $26.5 million, collectively, in Australia, Korea and Taiwan and were partially offset by increased premiums of $14.0 million in Japan and Hong Kong, as compared to the same period in 2008. Premiums in the first nine months of 2009 decreased by $76.7 million, collectively, in Korea, Taiwan and New Zealand and were partially offset increased premiums of $19.3 million in Japan and Hong Kong, as compared to the same period in 2008.
Foreign currencies in certain significant markets, particularly the Australian dollar, New Zealand dollar, Korean won and Taiwanese dollar, have weakened against the U.S. dollar during 2009 compared to 2008. The overall effect of changes in Asia Pacific segment currencies was a decrease in net premiums of approximately $9.0 million and $103.3 million for the third quarter and first nine months of 2009, respectively. The unfavorable foreign currency exchange fluctuation was partially offset by an increase in net premiums that was primarily the result of new business from both new and existing treaties.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $45.5 million and $52.0 million in the third quarter of 2009 and 2008, respectively and $128.8 million and $165.2 million for the first nine months of 2009 and 2008, respectively. Premium levels are significantly influenced by large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $3.4 million, or 27.6%, and $7.1 million, or 19.8%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. This increase can be primarily attributed to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased by $2.1 million, and $11.9 million for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At September 30, 2009 and 2008, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.5 billion and $0.6 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 75.1% and 79.3% for the third quarter of 2009 and 2008, respectively and 80.2% for the nine months ended September 30, 2009 and 2008, respectively. The decrease in the loss ratio for the third quarter of 2009 compared to 2008 is primarily attributable to lower claim levels in Australia in 2009 compared to 2008. The loss ratios for the first nine months of 2009 and 2008 are relatively consistent. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.1% and 9.8% for the third quarter of 2009 and 2008, respectively, and 12.4% and 10.5% for the nine months ended September 30, 2009 and 2008, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business being reinsured.
Other operating expenses increased $3.3 million, or 18.6%, and $6.6 million, or 13.6%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. Other operating expenses as a percentage of net premiums totaled 8.7% and 7.0% for the third quarter of 2009 and 2008, respectively and 7.7% and 6.3% for the nine months ended September 30, 2009 and 2008, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
CORPORATE AND OTHER
Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and trust preferred securities. Additionally, Corporate and Other includes results from, among others, RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations are included in the results of the Corporate and Other segment.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2009	2008	2009	2008

Revenues:
Net premiums	$2,080	$1,758	$6,682	$5,040
Investment income, net of related expenses	18,094	19,165	53,001	60,454
Investment related gains (losses), net
Other-than-temporary impairments on fixed maturity securities	(1,519)	(13,753)	(9,107)	(16,751)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	189	—	557	—
Other investment related gains (losses), net	9,024	(23,366)	13,289	(20,498)

Total investment related gains (losses), net	7,694	(37,119)	4,739	(37,249)
Other revenues	3,088	1,978	51,767	5,052

Total revenues	30,956	(14,218)	116,189	33,297

Benefits and expenses:
Claims and other policy benefits	(663)	83	(111)	120
Policy acquisition costs and other insurance expenses (income)	(8,907)	(11,775)	(32,549)	(32,981)
Other operating expenses	11,860	8,602	35,237	28,323
Interest expense	5,243	9,935	46,955	54,609
Collateral finance facility expense	2,031	6,851	6,402	21,291

Total benefits and expenses	9,564	13,696	55,934	71,362

Income (loss) before income taxes	$21,392	$(27,914)	$60,255	$(38,065)

Income before income taxes increased by $49.3 million and $98.3 million, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The increase for the third quarter is primarily due to a $44.8 million increase in investment related gains, a $4.8 million decrease in collateral finance facility expense and a $4.7 million decrease in interest expense slightly offset by a $3.3 million increase in other expenses. The increase for the first nine months is primarily due to a $42.0 million increase in investment related gains, a $46.7 million increase in other revenues, a $14.9 million decrease in collateral finance facility expense and a $7.7 million decrease in interest expense slightly offset by a $7.5 million decrease in net investment income and a $6.9 million increase in other expenses.
Total revenues increased by $45.2 million and $82.9 million, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. These increases were largely due to an increase in investment related gains, reflecting improved economic conditions, slightly offset by a decrease in net investment income. The decrease in investment income is largely due to lower returns on variable interest investments used to fund the Company’s collateral finance facility which is offset by the lower collateral finance facility expense. Also contributing to the nine month increase in revenues was an increase in other revenues related to the recognition of a gain on the repurchase of long-term debt of $38.9 million and a $4.8 million foreign exchange gain on the repayment of debt related to the Company’s credit facility denominated in British pounds.
Total benefits and expenses decreased by $4.1 million, or 30.2%, and $15.4 million, or 21.6%, for the three and nine months ended September 30, 2009, as compared to the same periods in 2008. The decrease for the third quarter was primarily due to a $4.8 million decrease in collateral finance facility expense related to substantially reduced variable interest rates in the current year, decreased interest expense of $4.7 million due to lower interest provisions for income taxes related to uncertain tax positions and a lower debt outstanding from the debt repurchase and repayment and. These decreases were partially offset by a $3.3 million increase in other expenses, primarily due to increased compensation. The decrease for the first nine months was primarily due to a $14.9 million decrease in collateral finance facility expense due to the reduced variable interest rates in the current year and decreased interest expense of $7.7 million due to lower debt outstanding from the debt repurchase and repayment, and lower interest provisions for income taxes related to uncertain tax positions. These decreases were partially offset by a $6.9 million increase in other expenses due to increased compensation.

Liquidity and Capital Resources
Current Market Environment
During 2008, the capital and credit markets experienced extreme volatility and disruption. Since September 2008 through the end of the first quarter of 2009, the volatility and disruptions intensified significantly. This environment was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, consolidations and government interventions. There has been significant improvement in the U.S. and global financial markets during the second and third quarters of 2009.
The recent market conditions have adversely affected the Company’s results of operations and financial position. From the third quarter of 2008 through the first nine months of 2009, the Company incurred significant investment related losses as a result of impairments. Results of operations in 2008 also reflected a significant unfavorable change in the value of embedded derivatives, which is a direct result of widening credit spreads and changes in the risk-free rates in the U.S. debt markets. However, results of operations for the first nine months of 2009 reflect a favorable change in the value of these embedded derivatives as credit spreads tightened significantly in the second and third quarters. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $1,552.8 million at March 31, 2009 and $1,416.4 million at December 31, 2008 to $687.2 million at September 30, 2009.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the periods ended September 30, 2009 and 2008 were $902.9 million and $465.1 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $437.8 million net increase in operating cash flows during the nine months of 2009 compared to the same period in 2008 was primarily a result of cash inflows related to premiums and investment income increasing and cash outflows related to claims, acquisition costs, income taxes and other operating expenses decreasing. Cash from premiums and investment income increased $136.6 million and $133.2 million, respectively, while operating cash outlays decreased by $168.0 million for the current nine month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities were $924.9 million and $845.3 million in the first nine months of 2009 and the comparable prior-year period, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash provided by (used in) financing activities was $(323.4) million and $399.0 million in the first nine months of 2009 and 2008, respectively. The increase in cash used in financing activities was largely due to a $137.4 million decrease in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives and $62.5 million related to the repurchase and repayment of long-term debt. The remaining increase in cash used in financing activities is primarily due to payments under investment type contracts.
Debt and Preferred Securities
As of September 30, 2009 and December 31, 2008, the Company had $816.6 million and $918.2 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities. The largest is a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of September 30, 2009, the Company had no cash borrowings outstanding and $516.2 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2011, and an A$50.0 million Australian credit facility that expires in March 2011, both with no outstanding balances as of September 30, 2009.
As of September 30, 2009, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.34%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $636.3 million and $933.5 million at September 30, 2009 and December 31, 2008, respectively. The decrease in the Company’s liquidity position from December 31, 2008 is primarily due to the timing of investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company occasionally enters into sales of investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at September 30, 2009 and December 31, 2008. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at September 30, 2009 and December 31, 2008. Further, the Company occasionally enters into securities lending agreements whereby certain securities are loaned to third parties, primarily major brokerage firms, in order to earn additional yield. The Company requires a minimum of 102% of the fair value of the loaned securities as collateral in the form of either cash or securities held by the Company or a trust. The cash collateral is reported in cash and the offsetting collateral repayment obligation is reported in other liabilities. There were no securities lending agreements outstanding at September 30, 2009 and December 31, 2008.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million of common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, but had no outstanding traditional funding agreements with the FHLB at September 30, 2009 and December 31, 2008.
In addition, RGA Reinsurance has also entered into a funding agreement with the FHLB under a guaranteed investment contract whereby RGA Reinsurance has issued the funding agreement in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial mortgage-backed securities used to collateralize RGA Reinsurance’s obligations under the funding agreement. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreement and the related security agreement represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreement. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million at September 30, 2009 and December 31, 2008, which is included in interest sensitive contract liabilities. The advance on this agreement is collateralized primarily by commercial mortgage-backed securities.
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

Investments
The Company had total cash and invested assets of $18.8 billion and $16.5 billion at September 30, 2009 and December 31, 2008, respectively, as illustrated below (dollars in thousands):

	September 30, 2009	December 31, 2008

Fixed maturity securities, available-for-sale	$10,986,825	$8,531,804
Mortgage loans on real estate	736,982	775,050
Policy loans	1,079,051	1,096,713
Funds withheld at interest	4,820,534	4,520,398
Short-term investments	89,372	58,123
Other invested assets	516,079	628,649
Cash and cash equivalents	546,882	875,403

Total cash and invested assets	$18,775,725	$16,486,140

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

	Three months ended September 30,				Nine months ended September 30,
			Increase/				Increase/
	2009	2008	(Decrease)		2009	2008	(Decrease)
Average invested assets at amortized cost	$13,340,365	$12,185,216		9.5%	$12,816,614	$11,632,451		10.2%

Net investment income	186,457	179,193		4.1%	544,580	523,681		4.0%

Investment yield (ratio of net investment income to average invested assets)	5.71%	6.01%	(30)	bps	5.71%	6.05%	(34)	bps
Investment yield decreased for the three months ended September 30, 2009, as the decline of certain key indices such as LIBOR, resulted in lower investment returns on the Company’s floating rate investments. In addition, recent economic conditions, notably the tightening of credit, has resulted in new mandates to maintain a higher level of liquidity. Thus, the Company invested in highly liquid assets with shorter maturities than what was previously held in the portfolio, which, has also contributed to the decrease in the average yield of the portfolio.
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
Fixed Maturities and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of September 30, 2009 and December 31, 2008 (dollars in thousands):

September 30, 2009
						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairment
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$3,703,343	$204,678	$203,884	$3,704,137	33.7%	$—
Canadian and Canadian provincial governments	1,859,671	498,065	4,925	2,352,811	21.4	—
Residential mortgage-backed securities	1,350,539	39,341	60,812	1,329,068	12.1	(12,038)
Foreign corporate securities	1,572,534	93,221	36,536	1,629,219	14.8	—
Asset-backed securities	545,194	10,656	106,598	449,252	4.1	(2,628)
Commercial mortgage-backed securities	1,086,558	16,769	220,977	882,350	8.0	(4,333)
U.S. government and agencies	93,058	2,782	131	95,709	0.9	—
State and political subdivisions	107,450	2,043	10,115	99,378	0.9	—
Other foreign government securities	452,175	5,497	12,771	444,901	4.1	—

Total fixed maturity securities	$10,770,522	$873,052	$656,749	$10,986,825	100.0%	$(18,999)

Non-redeemable preferred stock	$157,341	$2,637	$29,212	$130,766	74.4%
Common stock	44,670	1,615	1,253	45,032	25.6

Total equity securities	$202,011	$4,252	$30,465	$175,798	100.0%

(1)	See Note 4 — “Investments” under Fixed Maturities and Equity Securities Available-for-Sale in the Notes to Condensed Consolidated Financial Statements for additional information regarding AOCI.

December 31, 2008
				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Common stock	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

The Company’s fixed maturity securities are invested primarily in commercial and industrial bonds, public utilities, U.S. and Canadian government securities, as well as mortgage- and asset-backed securities. As of September 30, 2009 and December 31, 2008, approximately 95.0% and 96.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade. Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, including commercial, industrial, finance and utility bonds, which represented approximately 48.5% of fixed maturity securities as of September 30, 2009, compared to 46.7% at December 31, 2008. The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

September 30, 2009
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,443,700	$1,345,772	25.2%	A-
Industrial	1,665,422	1,736,378	32.6	BBB+
Foreign (1)	1,572,534	1,629,219	30.6	A
Utility	587,942	615,353	11.5	BBB+
Other	6,279	6,634	0.1	A-

Total	$5,275,877	$5,333,356	100.0%	A-

December 31, 2008
		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2009 and December 31, 2008 was as follows (dollars in thousands):

		September 30, 2009			December 31, 2008
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$7,669,832	$8,012,174	72.9%	$7,001,968	$6,607,730	77.4%
2	BBB	2,413,362	2,430,079	22.1	1,991,276	1,649,513	19.3
3	BB	391,699	331,939	3.0	268,276	195,088	2.3
4	B	186,547	135,107	1.3	77,830	50,064	0.6
5	CCC and lower	95,973	64,093	0.6	33,945	22,538	0.3
6	In or near default	13,109	13,433	0.1	9,553	6,871	0.1

	Total	$10,770,522	$10,986,825	100.0%	$9,382,848	$8,531,804	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at (dollars in thousands):

	September 30, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Residential mortgage-backed securities:
Agency	$754,676	$786,735	$851,507	$868,479
Non-agency	595,863	542,333	379,616	280,706

Total residential mortgage-backed securities	1,350,539	1,329,068	1,231,123	1,149,185
Commercial mortgage-backed securities	1,086,558	882,350	1,085,062	760,590
Asset-backed securities	545,194	449,252	484,577	339,378

Total	$2,982,291	$2,660,670	$2,800,762	$2,249,153

The residential mortgage backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of September 30, 2009 and December 31, 2008, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of September 30, 2009 and December 31, 2008, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,604.2 million and $1,573.4 million, and estimated fair values of $1,307.7 million and $1,143.3 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA+” at September 30, 2009 and December 31, 2008. Approximately 75.6% and 83.7%, based on estimated fair value, were classified in the “AAA” category at September 30, 2009 and December 31, 2008, respectively. The Company recorded other-than-temporary impairments of $2.6 million and $2.9 million, net of non-credit adjustments, in its direct investments in commercial mortgage-backed securities for the third quarter and first nine months ended September 30, 2009, respectively. The Company did not record any other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the first nine months of 2008. The following tables summarize the securities by rating and underwriting year at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$251,993	$263,042	$23,517	$20,966	$18,270	$11,427
2004	53,264	51,074	444	215	11,589	4,879
2005	170,141	151,826	18,657	12,312	39,490	20,580
2006	268,897	242,019	21,748	12,953	44,178	34,119
2007	271,457	240,520	27,794	7,062	67,929	33,864
2008	35,709	36,529	27,584	20,048	3,034	543
2009	3,158	3,338	—	—	—	—

Total	$1,054,619	$988,348	$119,744	$73,556	$184,490	$105,412

Continued

	September 30, 2009
	BBB		Below Investment Grade		Total
	Amortized	Estimated		Estimated		Estimated
Underwriting Year	Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$24,081	$16,695	$—	$—	$317,861	$312,130
2004	1,914	1,048	—	—	67,211	57,216
2005	15,833	8,313	27,624	16,561	271,745	209,592
2006	16,662	10,112	30,682	17,045	382,167	316,248
2007	47,633	38,444	65,630	28,984	480,443	348,874
2008	—	—	15,279	3,216	81,606	60,336
2009	—	—	—	—	3,158	3,338

Total	$106,123	$74,612	$139,215	$65,806	$1,604,191	$1,307,734

	December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$250,720	$254,690	$24,276	$17,518	$28,432	$16,744
2004	50,245	46,737	2,147	999	10,603	3,835
2005	200,140	136,101	2,530	682	54,173	30,079
2006	306,478	234,575	16,219	6,074	45,346	31,379
2007	362,226	256,163	50,648	14,343	59,013	20,636
2008	30,017	28,501	23,387	10,698	18,342	11,186

Total	$1,199,826	$956,767	$119,207	$50,314	$215,909	$113,859

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$18,144	$11,938	$—	$—	$321,572	$300,890
2004	—	—	—	—	62,995	51,571
2005	3,679	776	—	—	260,522	167,638
2006	15,283	8,709	1,305	941	384,631	281,678
2007	—	—	—	—	471,887	291,142
2008	—	—	—	—	71,746	50,385

Total	$37,106	$21,423	$1,305	$941	$1,573,353	$1,143,304

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA” at September 30, 2009 and December 31, 2008. The Company owns floating rate securities that represent approximately 20.1% and 20.0% of the total fixed maturity securities at September 30, 2009 and December 31, 2008, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of September 30, 2009 and December 31, 2008, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $188.3 million and $230.1 million, and estimated fair values of $102.7 million and $147.8 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “BBB+” at September 30, 2009 and “AA-” at December 31, 2008. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. During the third quarter and first nine months ended September 30, 2009, the Company recorded $4.5 million and $25.3 million, respectively, of other-than-temporary impairments, net of non-credit adjustments, in its subprime portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The Company recorded $11.6 million of other-than-temporary impairments in its subprime portfolio during the third quarter and first nine months ended September 30, 2008. The following tables summarize the securities by rating and underwriting year at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$6,869	$5,323	$1,920	$1,465	$6,219	$3,539
2004	—	—	21,102	14,084	—	—
2005	16,141	12,698	26,816	17,291	6,507	2,223
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$23,010	$18,021	$49,838	$32,840	$12,726	$5,762

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$—	$—	$2,800	$1,249	$17,808	$11,576
2004	—	—	23,447	14,072	44,549	28,156
2005	23,271	10,071	30,069	8,924	102,804	51,207
2006	9,485	4,089	543	66	10,028	4,155
2007	886	329	12,249	7,287	13,135	7,616
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$33,642	$14,489	$69,108	$31,598	$188,324	$102,710

	December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$11,007	$9,116	$6,509	$4,320	$1,813	$1,227
2004	—	—	21,220	13,437	33,728	26,228
2005	37,134	27,793	36,424	26,471	6,514	2,582
2006	135	134	4,500	2,076	4,998	1,991
2007	—	—	888	283	—	—
2008	—	—	—	—	—	—

Total	$48,276	$37,043	$69,541	$46,587	$47,053	$32,028

Continued

	December 31, 2008
	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$413	$77	$807	$106	$20,549	$14,846
2004	—	—	7,900	5,727	62,848	45,392
2005	11,908	6,529	17,905	5,739	109,885	69,114
2006	3,442	2,618	3,287	449	16,362	7,268
2007	—	—	19,588	10,880	20,476	11,163
2008	—	—	—	—	—	—

Total	$15,763	$9,224	$49,487	$22,901	$230,120	$147,783

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2009 and December 31, 2008, the Company’s Alt-A residential mortgage-backed securities exposure was $154.6 million and $197.7 million, respectively, with an unrealized loss of $33.8 million and $39.9 million, respectively. 70.1% of the Alt-A securities were rated “BBB” or better as of September 30, 2009. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. For the third quarter and first nine months ended September 30, 2009, the Company recorded other-than-temporary impairments, net of non-credit adjustments, of $2.8 million and $13.0 million, respectively, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The Company recorded $13.3 million of other-than-temporary impairments in its Alt-A portfolio during the third quarter and first nine months ended September 30, 2008.
The Company’s fixed maturity and funds withheld portfolios include approximately $567.6 million in estimated fair value of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invests in insured collateralized debt obligation (“CDO”) structures backing subprime investments of approximately $0.2 million at September 30, 2009. The insured securities are primarily investment grade, at issuance, without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the recent financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by four of the financial guarantors totaling $8.3 million in amortized cost.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of September 30, 2009, the Company holds in its general portfolio a book value of $35.7 million amortized cost in direct exposure in the form of senior unsecured and preferred securities. Additionally, as of September 30, 2009, the portfolios held by the Company’s ceding companies that support its funds withheld asset include approximately $364.9 million in amortized cost of direct unsecured holdings and no equity exposure. As of September 30, 2009, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totals approximately $949.2 million in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities total a book value of $0.7 million. As a result of the U.S government intervention and cessation of dividend payments, the Company recorded an other-than-temporary impairment of its preferred holdings of Fannie Mae and Freddie Mac totaling $12.2 million in 2008. The Company did not record any further other-than-temporary impairments on its preferred holdings of Fannie Mae and Freddie Mac in 2009.
The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $20.9 million and $81.6 million in other-than-temporary impairments on fixed maturity securities, net of non-credit adjustments, and equity securities for the third quarter and first nine months of 2009, respectively. The impairments are due primarily to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, consolidations and government interventions. The Company recorded $109.3 million and $115.0 million in other-than-temporary impairments on fixed maturity securities and equity securities for the third quarter and first nine months of 2008, respectively. The table below summarizes other- than-temporary impairments, net of non-credit adjustments, for the third quarter and first nine months of 2009 (dollars in thousands).

	For Three Months	For Nine Months
Asset Class	Ended September 30, 2009	Ended September 30, 2009
Subprime / Alt-A / Other structured securities	$15.9	$50.0
Below investment grade corporate securities	5.0	26.2
Equity securities	—	5.4

Total	$20.9	$81.6

During the three months ended September 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $191.7 million and $97.3 million at losses of $23.8 million and $8.6 million, respectively, or at 89.0% and 91.9% of amortized cost, respectively. During the nine months ended September 30, 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $514.3 million and $489.2 million at losses of $62.3 million and $18.3 million, respectively, or at 89.2% and 96.4% of amortized cost, respectively. The Company does not engage in short-term buying and selling of securities to generate gains or losses.
At September 30, 2009 and December 31, 2008, the Company had $687.2 million and $1,416.4 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	September 30,	December 31,
	2009	2008
Sector:
U.S. corporate securities	34%	46%
Canadian and Canada provincial governments	1	1
Residential mortgage-backed securities	9	7
Foreign corporate securities	5	12
Asset-backed securities	16	10
Commercial mortgage-backed securities	32	23
State and political subdivisions	3	1

Total	100%	100%

Industry:
Finance	30%	33%
Asset-backed	15	10
Industrial	8	19
Mortgage-backed	41	31
Government	4	1
Utility	2	6

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,075 and 1,716 fixed maturity securities and equity securities as of September 30, 2009 and December 31, 2008, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2009			December 31, 2008
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	805	$224,732	32.7%	980	$324,390	22.9%
20% or more for less than nine months	38	69,125	10.1	561	796,747	56.3
20% or more for nine months or greater	232	393,357	57.2	175	295,302	20.8

Total	1,075	$687,214	100.0%	1,716	$1,416,439	100.0%

As of September 30, 2009, 74.9% of these securities were investment grade and 32.7% were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to increases in interest rates, including a widening of credit default spreads, since the time the securities were purchased. The increase in the number of securities at a loss greater than 20% or more for nine months or greater reflects the continued effects of adverse economic conditions.
While all of these securities are monitored for potential impairment, the Company believes due to continued distressed market conditions and liquidity concerns, and the high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. Under current market conditions, the Company’s determination of whether a decline in value is other-than-temporary places greater emphasis on the Company’s analysis of the underlying credit versus the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,075 and 1,716 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2009 and December 31, 2008, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	As of September 30, 2009
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$98,012	$26,450	$900,618	$127,413	$998,630	$153,863
Canadian and Canadian provincial governments	36,958	1,394	136,521	3,532	173,479	4,926
Residential mortgage-backed securities	245,299	13,887	217,167	19,063	462,466	32,950
Foreign corporate securities	223,515	9,395	151,591	20,156	375,106	29,551
Asset-backed securities	31,893	7,005	169,722	76,358	201,615	83,363
Commercial mortgage-backed securities	24,783	13,621	548,066	162,913	572,849	176,534
U.S. government and agencies	24,375	131	—	—	24,375	131
State and political subdivisions	19,726	861	46,893	5,493	66,619	6,354
Other foreign government securities	246,323	12,397	4,102	374	250,425	12,771

Investment grade securities	950,884	85,141	2,174,680	415,302	3,125,564	500,443

Continued

	As of September 30, 2009
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-investment grade securities:
U.S. corporate securities	30,159	13,228	184,881	36,794	215,040	50,022
Asset-backed securities	5,006	3,960	12,086	19,274	17,092	23,234
Foreign corporate securities	—	—	6,959	6,985	6,959	6,985
Residential mortgage-backed securities	9,342	1,001	60,430	26,860	69,772	27,861
Commercial mortgage-backed securities	—	—	17,594	44,443	17,594	44,443
State and political subdivisions	—	—	4,300	3,761	4,300	3,761

Non-investment grade securities	44,507	18,189	286,250	138,117	330,757	156,306

Total fixed maturity securities	$995,391	$103,330	$2,460,930	$553,419	$3,456,321	$656,749

Non-redeemable preferred stock	$3,612	$971	$99,408	$28,241	$103,020	$29,212
Common Stock	6,597	80	4,562	1,173	11,159	1,253

Total equity securities	$10,209	$1,051	$103,970	$29,414	$114,179	$30,465

Total number of securities in an unrealized loss position	226		849		1,075

	As of December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Non-redeemable preferred stock	$49,376	$22,316	$61,249	$41,844	$110,625	$64,160
Common stock	11,804	4,607	—	—	11,804	4,607

Total equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

As of September 30, 2009, the Company does not intend to sell the fixed maturity securities and does not believe it is more likely than not that it will be required to sell the fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, yield enhancement, asset-liability management and liquidity profile. As of September 30, 2009, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity profile.
As of September 30, 2009 and December 31, 2008, respectively, the Company classified approximately 17.9% and 17.1% of its fixed maturity securities in the Level 3 category (refer to Note 4 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 3.9% and 4.7% of the Company’s cash and invested assets as of September 30, 2009 and December 31, 2008, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of September 30, 2009 is as follows (dollars in thousands):

Nine Months Ended
September 30, 2009
Balance, beginning of period	$526
Additions	6,836
Deductions	(2,294)

Balance, end of period	$5,068

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2009 and December 31, 2008 is as follows (dollars in thousands):

	September 30, 2009	December 31, 2008

Impaired loans with valuation allowances	$15,901	$3,853
Impaired loans without valuation allowances	9,392	18,125

Subtotal	25,293	21,978
Less: Valuation allowances on impaired loans	5,068	526

Impaired loans	$20,225	$21,452

The Company’s average investment in impaired loans was $3.2 million as of September 30, 2009. Interest income on impaired loans was $0.5 million and $0.6 million for the three and nine months ended September 30, 2009, respectively. There were no impaired loans during the first nine months of 2008.
Policy Loans
Policy loans comprised approximately 5.7% and 6.7% of the Company’s cash and invested assets as of September 30, 2009 and December 31, 2008, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 25.7% and 27.4% of the Company’s cash and invested assets as of September 30, 2009 and December 31, 2008, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at September 30, 2009 and “A+” at December 31, 2008. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets represented approximately 2.7% and 3.8% of the Company’s cash and invested assets as of September 30, 2009 and December 31, 2008, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of September 30, 2009 and December 31, 2008 are as follows (dollars in thousands):

	September 30, 2009	December 31, 2008

Equity securities	$45,032	$35,975
Non-redeemable preferred stock	130,766	123,399
Limited partnerships	146,406	140,077
Structured loans	143,603	101,380
Derivatives	32,317	206,341
Other	17,955	21,477

Total other invested assets	$516,079	$628,649

The Company recorded $0.5 million and $5.9 million in other-than-temporary impairments on other invested assets for the third quarter and first nine months ended September 30, 2009, respectively. The Company recorded $16.9 million in other-than-temporary impairments on other invested assets in the third quarter and first nine months of 2008. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the fair value at the reporting date less collateral held by the Company. The credit exposure of the Company’s derivative transactions is represented by the fair value of contracts with a net positive fair value position at the reporting date. At September 30, 2009, the Company had credit exposure of $32.3 million related to its derivative contracts of which $23.7 million were collateralized with cash collateral from the counterparty. The decrease in the Company’s credit exposure since December 31, 2008 is due to the termination of its foreign currency swaps used to hedge its investment in its Canada operation, which were outstanding as of December 31, 2008.

Contractual Obligations
From December 31, 2008 to September 30, 2009, the Company’s obligation for long-term debt, including interest, decreased by $447.3 million primarily due to the interest related to the repurchase of $80.2 million face amount of its 6.75% junior subordinated debentures due 2065 and the repayment of the Company’s £15.0 million credit facility. In addition, the value of the Company’s obligation for payables for collateral received under derivative contracts decreased by $137.5 million due to a change in the value of the underlying derivatives and other policy claims and benefits increased by $279.4 million primarily due to an increase in incurred claims not reported. There were no other material changes in the Company’s contractual obligations from those reported in the 2008 Annual Report.
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 17 such cases of over-retained policies, for amounts averaging $1.4 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $6.3 million. The Company enters into agreements with other reinsurers to help mitigate the risk related to the over-retained policies. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2009, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $20 million in claims, the Program covers the next $80 million in claims, and the Company retains all claims in excess of $100 million. The Program covers reinsurance programs worldwide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program excludes, among other things, losses from earthquakes occurring in California and also excludes losses from pandemics. The Program is insured by 14 insurance companies and Lloyd’s Syndicates, with only one single entity providing more than $10 million of coverage.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Reinsurance Company, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2009, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. As of September 30, 2009, the Company had in place net investment hedges for a portion of its investments in its Canada and Australia operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros and the South African rand.
The Company reinsures variable annuities including those with guaranteed minimum benefits and guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2009 and December 31, 2008.

(dollars in millions)	September 30, 2009	December 31, 2008

No guaranteed minimum benefits	$1,194.5	$1,063.1
GMDB only	75.1	53.5
GMIB only	5.5	3.9
GMAB only	60.4	43.7
GMWB only	1,501.4	795.0
GMDB / WB	414.7	287.1
Other	33.0	24.3

Total variable annuity account values	$3,284.6	$2,270.6

Fair value of guaranteed living benefits	$69.9	$276.4
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2009 from that disclosed in the 2008 Annual Report.
New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles”. Effective July 1, 2009, FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission for public companies. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted Codification on September 30, 2009 and has updated all disclosures to reference Codification herein.
Consolidation and Business Combinations
In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In December 2007, the FASB amended the general accounting principles for Business Combinations. This amendment establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. The FASB also amended the general accounting principles for Consolidation as it relates to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The amendments are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The adoption of these amendments did not have a material impact on the Company’s condensed consolidated financial statements.
Investments
In April 2009, the FASB amended the general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. This amendment updates the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if the Company has the intent to sell or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. This amendment also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in accumulated other comprehensive income (“AOCI”). If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will continue to be recognized in net income. This amendment is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The required disclosures are provided in Note 4 — “Investments” in the Notes to Condensed Consolidated Financial Statements.
In January 2009, the FASB amended the general accounting principles for Investments as it relates to determining other-than-temporary impairments on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets. The primary effect of this amendment was to remove the requirement that a holder attempt to determine the underlying cash flows on an asset-backed security based on the assumptions that a market participant would make in determining the current fair value of the instrument. Instead, the focus has been placed on determining the estimated cash flows as determined by the holder for all sources including its own comprehensive credit analysis. The provisions of this amendment were required to be applied prospectively for interim periods and fiscal years ending after December 15, 2008. The adoption of this amendment did not have a significant impact on how the Company values its structured investment securities.
Transfers and Servicing
In June 2009, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the transfers of financial assets. This amendment also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In February 2008, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for transfers of financial assets and repurchase financing transactions. This amendment provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The amendment is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
Derivatives and Hedging
In March 2008, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to the disclosures about derivative instruments and hedging activities. This amendment requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The amendment is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this amendment in the first quarter of 2009.
Fair Value Measurements and Disclosures
In September 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the fair value measurement of investments in certain entities that calculate net asset value per share. This amendment allows the fair value of certain investments to be measured on the basis of the net asset value. It also requires disclosure, by major category type, of the attributes of those investments, such as the nature of any restrictions on redemption, any unfunded commitments, and the investment strategies of the investees. The amendment is effective for interim and annual reporting periods ending after December 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
In August 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to measuring liabilities at fair value. This amendment provides guidance for measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that the inclusion of a separate input, used in the fair value measurement, relating to the existence of a restriction that prevents the transfer of a liability is not necessary. The amendment is effective for interim and annual reporting beginning after issuance. The adoption of this amendment is not expected to have an impact on the condensed consolidated financial statements.
In April 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining fair value when the volume and level of activity for asset or liability have significantly decreased and identifying transactions that are not orderly. This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. It also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, it requires additional disclosures about fair value measurements in annual and interim reporting periods. This amendment is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements. The required disclosures are provided in Note 6 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements.
In October 2008, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining the fair value of a financial asset when the market for that asset is not active. This amendment clarifies the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The amendment was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of the amendment. The Company also adopted an amendment that delayed the effective date of fair value measurement for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date was delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.

Financial Instruments
In April 2009, the FASB amended the general accounting principles for Financial Instruments as it relates to interim disclosures about fair value of financial instruments. This amendment expands existing disclosures regarding fair value of financial instruments required in annual reports to interim periods. The disclosures required are effective for interim reporting periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements. The required disclosures are provided in Note 6 — “Fair Value Disclosures” in the Notes to Condensed Consolidated Financial Statements.
Compensation
In December 2008, the FASB amended the general accounting principles for Compensation as it relates to employers disclosures about postretirement benefit plan assets. This amendment provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by this amendment is effective for financial statements with fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
Subsequent Events
In May 2009, the FASB amended the general accounting principles for Subsequent Events. This amendment provides guidance on the Company’s assessment of subsequent events. It also requires the disclosure of the date through which subsequent events have been evaluated. This amendment is effective for annual and interim periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements. See Note 1 — “Organization and Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements for additional information.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Under a board of directors approved plan, the Company may purchase at its discretion up to $50 million of its common stock on the open market. As of September 30, 2009, the Company had purchased 225,500 shares of treasury stock under this program at an aggregate price of $6.6 million. All purchases were made during 2002. The Company generally uses treasury shares to support the future exercise of options granted under its stock option plans.
ITEM 6. Exhibits
See index to exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Reinsurance Group of America, Incorporated

By:	/s/ A. Greig Woodring October 29, 2009 A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay October 29, 2009

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