Form 10-K
period 2009-12-31
REINSURANCE GROUP OF AMERICA INC
filed 2010-02-26
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of registrant as specified in its charter)

Missouri	43-1627032
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

1370 Timberlake Manor Parkway, Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (636) 736-7000
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, par value $0.01	New York Stock Exchange
Trust Preferred Income Equity Redeemable
Securities (PIERS sm) Units	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☑
The aggregate market value of the stock held by non-affiliates of the registrant, based upon the closing sale price of the common stock on June 30, 2009, as reported on the New York Stock Exchange was approximately $2.5 billion.
As of January 29, 2010, 72,995,993 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the Definitive Proxy Statement in connection with the 2010 Annual Meeting of Shareholders (“the Proxy Statement”) which will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Form 10-K.

REINSURANCE GROUP OF AMERICA, INCORPORATED
Form 10-K
YEAR ENDED DECEMBER 31, 2009

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
     The Company is primarily engaged in traditional individual and group life, annuity, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. The Company’s more established operations in the U.S. and Canada contributed approximately 68.7% of its consolidated net premiums during 2009. In 1994, the Company began expanding into international markets and now has subsidiaries, branch operations, or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom (“UK”). RGA is considered to be one of the leading life reinsurers in the North American market based on premiums and the amount of life reinsurance in force. As of December 31, 2009, the Company had approximately $2.3 trillion of life reinsurance in force and $25.2 billion in consolidated assets.
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
     Reinsurance may be written on an indemnity or an assumption basis; however, the Company has not entered into any assumption reinsurance contracts. Indemnity reinsurance does not discharge a ceding company from liability to the policyholder. A ceding company is required to pay the full amount of its insurance obligations regardless of whether it is entitled or able to receive payments from its reinsurers. In the case of assumption reinsurance, the ceding company is discharged from liability to the policyholder, with such liability passed directly to the reinsurer. Reinsurers also may purchase reinsurance, known as retrocession reinsurance, to cover their risk exposure. Reinsurance companies enter into retrocession agreements for reasons similar to those that drive primary insurers to purchase reinsurance.
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
     Reinsurers may place assets in trust to satisfy collateral requirements for certain treaties. As of December 31, 2009, the Company held securities in trust for this purpose with amortized costs of $1,022.4 million and $1,755.6 million for the benefit of certain subsidiaries and third-party reinsurance treaties, respectively. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary to another RGA subsidiary or make payments under a given treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of the reinsurance license of such subsidiary. If RGA is ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business and may create a strain on liquidity.
     During 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2009, the Company held assets in trust and in custody of $876.7 million for this purpose, which is not included above. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information on the Timberlake Financial notes.
     Some treaties give the ceding company the right to force the reinsurer to place assets in trust for the ceding company’s benefit to provide collateral for statutory reserve credits taken by the ceding company, in the event of a downgrade of the reinsurer’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2009, the Company had approximately $1,059.3 million in statutory reserves associated with these types of treaties. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement.
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
Intercorporate Relationships
     On September 12, 2008 (“the Divestiture Date”), the Company’s majority shareholder, General American Life Insurance Company (“General American”), disposed of its majority ownership in the Company. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. Prior to the Divestiture Date, General American and MetLife provided certain administrative services to RGA and RGA Reinsurance. Such services included risk management and corporate travel. The cost of these services for the years ended December 31, 2008 and 2007 was approximately $1.8 million (through the Divestiture Date) and $2.8 million, respectively, included in other expenses. Management does not believe that the various amounts charged for these services would have been materially different if they had been incurred from an unrelated third party.
     RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2008 and 2007 of approximately $0.6 million (through the Divestiture Date) and $0.6 million, respectively.
     The Company also had arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. These direct policies and reinsurance agreements with MetLife and certain of its subsidiaries continue to be in place after the Divestiture Date. The Company reflected net premiums from these agreements of approximately $163.5 million (through the Divestiture Date) and $250.9 million in 2008 and 2007, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income, excluding investment income allocated to support the business, was approximately $15.8 million (through the Divestiture Date) and $16.0 million in 2008 and 2007, respectively.
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

Moody’s
	A.M. Best	Investors	Standard &
	Company (1)	Service (2)	Poor’s (3)
Insurer Financial Strength Ratings
RGA Reinsurance Company	A+	A1	AA-
RGA Life Reinsurance Company of Canada	A+	Not Rated	AA-
RGA International Reinsurance Company	Not Rated	Not Rated	AA-
RGA Global Reinsurance Company	Not Rated	Not Rated	AA-
Credit Ratings
Reinsurance Group of America, Incorporated:
Senior Unsecured	a-	Baa1	A-
Junior Subordinated Debentures	bbb	Baa3	BBB-
RGA Capital Trust I (Preferred Securities)	bbb	Baa2	BBB
Timberlake Financial Floating Rate Insured Notes	Not Rated	Not Rated	BBB

(1)	An A.M. Best Company (“A.M. Best”) insurer financial strength rating of “A+ (superior)” is the second highest out of fifteen possible ratings and is assigned to companies that have, in A.M. Best’s opinion, a superior ability to meet their ongoing obligations to policyholders. Financial strength ratings range from “A++ (superior)” to “F (in liquidation)”.

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
     The ability to write reinsurance partially depends on an insurer’s financial condition and its financial strength ratings. These ratings are based on an insurance company’s ability to pay policyholder obligations and are not directed toward the protection of investors. Each of the Company’s credit ratings is considered investment grade. RGA’s ability to raise capital and the cost of that capital is influenced by, among other things, its credit ratings. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
     A ratings downgrade of RGA or one of its reinsurance subsidiaries could adversely affect the Company’s ability to compete. See Item 1A — “Risk Factors” for more on the potential effects of a ratings downgrade.
Regulation
     RGA Reinsurance, Parkway Reinsurance Company (“Parkway Re”) and RCM; Timberlake Reinsurance Company II (“Timberlake Re”); RGA Canada; General American Argentina Seguros de Vida, S.A. (“GA Argentina”); RGA Barbados, RGA Americas, RGA Atlantic and RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”); RGA Global Reinsurance Company, Ltd. (“RGA Global”); RGA Australia; RGA International Reinsurance Company (“RGA International”); RGA Reinsurance Company of South Africa, Limited (“RGA South Africa”); and RGA UK are regulated by authorities in Missouri, South Carolina, Canada, Argentina, Barbados, Bermuda, Australia, Ireland, South Africa, and the United Kingdom, respectively. RGA Reinsurance, RGA Global and RGA International are also subject to regulations in the other jurisdictions in which it is licensed or authorized to do business. Insurance laws and regulations, among other things, establish minimum capital requirements and limit the amount of dividends, distributions, and intercompany payments affiliates can make without prior regulatory approval. Additionally, insurance laws and regulations impose restrictions on the amounts and type of investments that insurance companies may hold.
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
     Capital Requirements
     Risk-Based Capital (“RBC”) guidelines promulgated by the NAIC are applicable to RGA Reinsurance and RCM, and identify minimum capital requirements based upon business levels and asset mix. RGA Reinsurance and RCM maintain capital levels in excess of the amounts required by the applicable guidelines. Regulations in international jurisdictions also require certain minimum capital levels, and subject the companies operating there to oversight by the applicable regulatory bodies. The Company’s operations meet the minimum capital requirements in their respective jurisdictions. The Company cannot predict the effect that any proposed or future legislation or rule making in the countries in which it operates may have on the financial condition or operations of the Company or its subsidiaries.
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
     Restrictions on Dividends and Distributions
     Current Missouri law, applicable to RCM, and its wholly-owned subsidiary, RGA Reinsurance, permits the payment of dividends or distributions which, together with dividends or distributions paid during the preceding twelve months, do not exceed the greater of (i) 10% of statutory capital and surplus as of the preceding December 31, or (ii) statutory net gain from operations for the preceding calendar year. Any proposed dividend in excess of this amount is considered an “extraordinary dividend” and may not be paid until it has been approved, or a 30-day waiting period has passed during which it has not been disapproved, by the Director of the MDI. Additionally, dividends may be paid only to the extent the insurer has unassigned surplus (as opposed to contributed surplus). Pursuant to these restrictions, RCM’s and RGA Reinsurance’s allowable dividends without prior approval for 2010 are approximately $141.3 million and $146.6 million, respectively. Any dividends paid by RGA Reinsurance would be paid to RCM, which in turn has the ability to pay dividends to RGA. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Historically, RGA has not relied upon dividends from its subsidiaries to fund its obligations. However, the regulatory limitations described here could limit the Company’s financial flexibility in the future should it choose to or need to use subsidiary dividends as a funding source for its obligations.
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
     Environmental Considerations
     Federal, state and local environmental laws and regulations apply to the Company’s ownership and operation of real property. Inherent in owning and operating real property are the risk of hidden environmental liabilities and the costs of any required clean-up. Under the laws of certain states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of clean-up. In several states, this lien has priority over the lien of an existing mortgage against such property. In addition, in some states and under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), the Company may be liable, in certain circumstances, as an “owner” or “operator,” for costs of cleaning-up releases or threatened releases of hazardous substances at a property mortgaged to it. The Company also risks environmental liability when it forecloses on a property mortgaged to it, although Federal legislation provides for a safe harbor from CERCLA liability for secured lenders that foreclose and sell the mortgaged real estate, provided that certain requirements are met. However, there are circumstances in which actions taken could still expose the Company to CERCLA liability. Application of various other federal and state environmental laws could also result in the imposition of liability on the Company for costs associated with environmental hazards.
     The Company routinely conducts environmental assessments prior to taking title to real estate through foreclosure on real estate collateralizing mortgages that it holds. Although unexpected environmental liabilities can always arise, the Company seeks to minimize this risk by undertaking these environmental assessments and complying with its internal procedures, and as a result, the Company believes that any costs associated with compliance with environmental laws and regulations or any clean-up of properties would not have a material adverse effect on the Company’s results of operations.
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
     The Company’s management determines whether to accept facultative reinsurance business on a prospective insured by reviewing the application, medical information and all underwriting requirements based on age and the face amount of the application. An assessment of medical and financial history follows with decisions based on underwriting knowledge, manual review and consultation with the Company’s medical directors as necessary. Many facultative applications involve individuals with multiple medical impairments, such as heart disease, high blood pressure, and diabetes, which require a complex underwriting/mortality assessment. To assist its underwriters in making these assessments, the Company employs 13 full-time medical directors as well as 17 medical consultants.
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
Operations
     Generally, the Company’s life business has been obtained directly, rather than through brokers. The Company has an experienced sales and marketing staff that works to provide responsive service and maintain existing relationships.
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
Competition
     Reinsurers compete on the basis of many factors, including financial strength, pricing and other terms and conditions of reinsurance agreements, reputation, service, and experience in the types of business underwritten. The U.S. and Canadian life reinsurance markets are served by numerous international and domestic reinsurance companies. The Company believes that its primary competitors in the North American life reinsurance market are currently the following, or their affiliates: Transamerica Occidental Life Insurance Company, a subsidiary of Aegon N.V., Swiss Re Life, Munich Reinsurance Company and Generali Re. However, within the reinsurance industry, this can change from year to year. The Company believes that its major competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, Hannover Reinsurance, and SCOR Global Reinsurance.
Employees
     As of December 31, 2009, the Company had 1,367 employees located throughout the world. None of these employees are represented by a labor union.
C. Segments
     The Company obtains substantially all of its revenues through reinsurance agreements that cover a portfolio of life insurance products, including term life, credit life, universal life, whole life, group life, joint and last survivor insurance, critical illness, as well as annuities and financial reinsurance. Generally, the Company, through various subsidiaries, has provided reinsurance for mortality, morbidity, and lapse risks associated with such products. With respect to asset-intensive products, the Company has also provided reinsurance for investment-related risks.
     The following table sets forth the Company’s premiums attributable to each of its segments for the periods indicated on both a gross assumed basis and net of premiums ceded to third parties:
Gross and Net Premiums by Segment
(in millions)

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Gross Premiums:
U.S.	$3,513.9	56.3	$3,305.2	56.6	$3,073.8	57.2
Canada	882.9	14.1	751.2	12.9	675.7	12.6
Europe & South Africa	810.9	13.0	747.9	12.8	719.6	13.4
Asia Pacific	1,027.8	16.5	1,027.9	17.6	898.2	16.7
Corporate and Other	8.7	0.1	6.8	0.1	3.7	0.1

Total	$6,244.2	100.0	$5,839.0	100.0	$5,371.0	100.0

Net Premiums:
U.S.	$3,320.7	58.0	$3,099.6	58.0	$2,874.8	58.6
Canada	614.9	10.7	534.3	10.0	487.1	9.9
Europe & South Africa	782.0	13.7	707.8	13.2	678.6	13.8
Asia Pacific	998.9	17.4	1,000.8	18.7	864.5	17.6
Corporate and Other	8.7	0.2	6.8	0.1	4.0	0.1

Total	$5,725.2	100.0	$5,349.3	100.0	$4,909.0	100.0

     The following table sets forth selected information concerning assumed life reinsurance business in force by segment for the indicated periods. (The term “in force” refers to insurance policy face amounts or net amounts at risk.)
Reinsurance Business In Force by Segment
(in billions)

	As of December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
U.S.	$1,290.5	55.5	$1,274.5	60.5	$1,232.3	58.1
Canada	276.8	11.9	209.5	9.9	217.7	10.3
Europe & South Africa	408.9	17.6	325.2	15.4	380.4	17.9
Asia Pacific	348.9	15.0	298.9	14.2	289.5	13.7

Total	$2,325.1	100.0	$2,108.1	100.0	$2,119.9	100.0

     Reinsurance business in force reflects the addition or acquisition of new life reinsurance business, offset by terminations (e.g., voluntary surrenders of underlying life insurance policies, lapses of underlying policies, deaths of insureds, and the exercise of recapture options), changes in foreign exchange, and any other changes in the amount of insurance in force. As a result of terminations and other changes, assumed in force amounts at risk of $104.0 billion, $316.8 billion, and $123.9 billion were released in 2009, 2008 and 2007, respectively.
     The following table sets forth selected information concerning assumed new business volume by segment for the indicated periods. (The term “volume” refers to insurance policy face amounts or net amounts at risk.)
New Business Volume by Segment
(in billions)

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
U.S.	$135.0	42.1	$134.4	44.1	$164.2	54.3
Canada	43.9	13.7	51.2	16.8	46.8	15.5
Europe & South Africa	121.1	37.7	87.5	28.7	61.3	20.3
Asia Pacific	21.0	6.5	31.9	10.4	30.1	9.9

Total	$321.0	100.0	$305.0	100.0	$302.4	100.0

     Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 17 — “Segment Information” in the Notes to Consolidated Financial Statements.
U.S. Operations
     The U.S. operations represented 58.0%, 58.0% and 58.6% of the Company’s net premiums in 2009, 2008 and 2007, respectively. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. life insurance companies.
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
     The U.S. facultative reinsurance operation involves the assessment of the risks inherent in (i) multiple impairments, such as heart disease, high blood pressure, and diabetes; (ii) cases involving large policy face amounts; and (iii) financial risk cases, i.e., cases involving policies disproportionately large in relation to the financial characteristics of the proposed insured. The U.S. operations’ marketing efforts have focused on developing facultative relationships with client companies because management believes facultative reinsurance represents a substantial segment of the reinsurance activity of many large insurance companies and also serves as an effective means of expanding the U.S. operations’ automatic business. In 2009, 2008 and 2007, approximately 19.3%, 19.5%, and 19.9%, respectively, of the U.S. gross premiums were written on a facultative basis. The U.S. operations have emphasized personalized service and prompt response to requests for facultative risk assessment.
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
     In addition, several of the Company’s U.S. clients have purchased life insurance policies insuring the lives of their executives. These policies have generally been issued to fund deferred compensation plans and have been reinsured with the Company. The Company’s consolidated balance sheets included interest-sensitive contract reserves of $1.2 billion and $1.1 billion as of December 31, 2009 and 2008, respectively, and policy loans of $1.1 billion as of both December 31, 2009 and 2008, associated with this business.
Asset-Intensive Reinsurance
     Asset-intensive reinsurance primarily concentrates on the investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that the Company recognizes profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying annuity contract liabilities. Reinsurance of such business was reflected in interest-sensitive contract liabilities of approximately $6.3 billion and $6.5 billion as of December 31, 2009 and 2008, respectively.
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
     The Company primarily targets highly-rated, financially secure companies as clients for asset-intensive business. These companies may wish to limit their own exposure to certain products. Ongoing asset/liability analysis is required for the management of asset-intensive business. The Company performs this analysis internally, in conjunction with asset/liability analysis performed by the ceding companies.
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
Customer Base
     The U.S. reinsurance operation markets life reinsurance primarily to the largest U.S. life insurance companies. The Company estimates that approximately 86 of the top 100 U.S. life insurance companies, based on premiums, are clients. These treaties generally are terminable by either party on 90 days written notice, but only with respect to future new business. Existing business generally is not terminable, unless the underlying policies terminate or are recaptured. In 2009, the U.S. reinsurance operation’s largest client generated approximately $573.0 million or 16.3% of U.S. operations gross premiums. In addition, 62 other clients each generated annual gross premiums of $5.0 million or more, and the aggregate gross premiums from these clients represented approximately 80.3% of U.S. operations gross premiums. For the purpose of this disclosure, companies that are within the same insurance holding company structure are combined.
Canada Operations
     The Canada operations represented 10.7%, 10.0%, and 9.9% of the Company’s net premiums in 2009, 2008 and 2007, respectively. In 2009, the Canadian life operations assumed $43.9 billion in new business, predominately representing recurring new business, as opposed to in force transactions. Approximately 84.5% of the 2009 recurring new business was written on an automatic basis.
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
     Clients include most of the life insurers in Canada, although the number of life insurers is much smaller compared to the U.S. During 2009, the three largest clients represented $334.5 million, or 37.9%, of gross premiums. Three other clients individually represented more than 5% of Canada’s gross premiums. Together, these three clients represented 18.4% of Canada’s gross premiums.
     As of December 31, 2009, RGA Canada had two offices and maintained a staff of 104 people at the Montreal office and 19 people at the office in Toronto. RGA Canada employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing and administrative staff.
Europe & South Africa Operations
     The Europe & South Africa operations represented 13.7%, 13.2%, and 13.8% of the Company’s net premiums in 2009, 2008 and 2007, respectively. This segment primarily provides life reinsurance to clients located in France, Germany, India, Italy, Mexico, the Netherlands, Poland, South Africa, Spain and the UK. The principal types of business have been reinsurance of life products through yearly renewable term and coinsurance agreements, the reinsurance of critical illness coverage that provides a benefit in the event of the diagnosis of a pre-defined critical illness and to a lesser extent, the reinsurance of longevity risk related to payout annuities. The reinsurance agreements of critical illness coverage may be either facultative or automatic agreements. Premiums earned from critical illness coverage represented 26.2% of the total gross premiums for this segment in 2009. The segment’s five largest clients, all part of the Company’s UK operations, generated approximately $400.8 million, or 49.4%, of the segment’s gross premiums in 2009.
     During 2000, RGA established a UK regulated reinsurer and began operating in the UK, where an increasing number of insurers were ceding the mortality and accelerated critical illness risks of individual life products on a quota share basis and reinsuring the longevity risk related to payout annuities and reinsurance of bulk annuities and individually underwritten impaired life annuities. During the years since, RGA has grown its UK operations significantly and is now recognized as an established participant in this market with significant market share. The reinsurers present in the market include the large global companies with which the Company also competes in other markets. In 2009, the UK operations generated approximately 69.8% of the segment’s gross premiums.

     In 1998, the Company established RGA South Africa, with offices in Cape Town and Johannesburg, to provide life reinsurance in South Africa. In South Africa, the Company’s subsidiary has managed to establish a substantial position in the individual facultative market, through excellent service and competitive pricing, and has gained an increasing share in the automatic market. Life reinsurance is also provided on group cases. The Company is concentrating on the life insurance market.
     In Spain, the Company has business relationships with more than 50 companies covering both individual and group life business; in 2007 this operation became a branch. A representative office was opened in 1998 in Mexico City to directly assist clients in this market. In 2002, RGA opened an office in India which markets life reinsurance support on individual and group business. During 2006, RGA opened a representative office in Poland to directly assist clients in the central and eastern European market; in 2009 this operation became a branch. During 2007, RGA opened a branch office in France and a representative office in Italy to directly assist clients in those markets; in 2009 the Italy operation became a branch. In 2008, RGA opened a branch office in Germany to directly assist clients in the region. During 2009, RGA opened a representative office in the Netherlands to directly assist clients in this market.
     RGA’s subsidiaries in the UK and South Africa employ their own underwriting, actuarial, claims, pricing, accounting, marketing, and administration staff with additional support provided by the Company’s corporate staff in the U.S. Divisional management through RGA International Corporation (Nova Scotia ULC), based in Toronto, also provides services for these and other international markets. As of December 31, 2009, this segment employed 77 people in Toronto, 79 people in the UK, 63 people in South Africa, 68 people in mainland Europe and Ireland, 12 people in Mexico, 43 people in India and 52 people in St. Louis.
Asia Pacific Operations
     The Asia Pacific operations represented 17.4%, 18.7%, and 17.6% of the Company’s net premiums in 2009, 2008 and 2007, respectively. The Company has a presence in the Asia Pacific region with licensed branch offices and/or representative offices in Hong Kong, Japan, South Korea, Taiwan, New Zealand, Labuan (Malaysia) and China. The Company also established a reinsurance subsidiary in Australia in January 1996.
     During 2009, the 10 largest clients, six in Australia, two in Korea and two in Japan, generated approximately $582.4 million, or 56.7% of the total gross premiums for the Asia Pacific operations. The Australian business, as a whole, generated approximately $452.7 million, or 44.0% of the total gross premiums for the Asia Pacific operations in 2009.
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
     Within the Asia Pacific segment, as of December 31, 2009, 35 people were on staff in the Hong Kong office, 57 people were on staff in the Japan office, 17 people were on staff in the Taiwan office, 30 people were on staff in the South Korean office, six people were on staff in the Beijing office, one person was on staff in the New Zealand office, 50 people were on staff in the International Division Sydney office, 10 were on staff at the St. Louis office, and RGA Australian Holdings maintained a staff of 75. The Hong Kong, Japan, Taiwan, Beijing and South Korea offices provide full reinsurance services and are supported by the Company’s U.S. and International Division Sydney office. RGA Australia employs its own underwriting, actuarial, claims, pricing, accounting, systems, marketing, and administration service with additional support provided by the Company’s U.S. and International Division Sydney office.
Corporate and Other
     Corporate and Other operations include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains or losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and the $225.0 million of 5.75% Company-obligated mandatorily redeemable trust preferred securities. Additionally, Corporate and Other includes results from, among others, RGA Technology Partners, Inc. (“RTP”), a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. More information about the Company’s discontinued accident and health division may be found in Note 21 —

“Discontinued Operations” in the Notes to Consolidated Financial Statements. In the fourth quarter of 2009, the Company wrote off its remaining interest in its direct insurance operations in Argentina, recording a $3.0 million investment-related loss. This loss was in addition to the Company’s recognition of a $10.5 million foreign currency translation loss in 2007 related to the pending sale.
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
E. Available Information
     Copies of the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports are available free of charge through the Company’s website (www.rgare.com) as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission (www.sec.gov). Information provided on such websites does not constitute part of this Annual Report on Form 10-K.
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
     The capital and credit markets have experienced varying degrees of volatility and disruption. In some cases, the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers.
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
     Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business, most significantly our reinsurance operations. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities; satisfy statutory capital requirements; generate fee income and market-related revenue to meet liquidity needs; and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter tenor securities than we prefer, or bear an unattractive cost of capital which could decrease our profitability and significantly reduce our financial flexibility. At various points during the past twelve months, our credit spreads widened considerably. Further, our ability to finance our statutory reserve requirements is limited in the current marketplace. If capacity continues to be limited for a prolonged period of time, our ability to obtain new funding for such purposes may be hindered and, as a result, it may limit or adversely affect our ability to write additional business in a cost-

effective manner. Our results of operations, financial condition, cash flows and statutory capital position could be materially adversely affected by disruptions in the financial markets.
Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations.
     Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. Fixed income markets experienced a period of extreme volatility, which negatively affected market liquidity conditions. Fixed income instruments experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Many fixed income securities became less liquid and more difficult to value and sell. Domestic and international equity markets also experienced heightened volatility and turmoil, with issuers (such as us) that have exposure to the mortgage and credit markets particularly affected. These events and the continuing market upheavals may have an adverse effect on us, in part because we have a large investment portfolio and are also dependent upon customer behavior. Our revenues may decline in such circumstances and our profit margins may erode. In addition, in the event of extreme prolonged market events, such as the global credit crisis, we could incur significant investment-related losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
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
     Our mortgage loans face default risk and are principally collateralized by commercial properties. Mortgage loans are stated on our balance sheet at unpaid principal balance, adjusted for any unamortized premium or discount, deferred fees or expenses, and are net of valuation allowances. We establish valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. At December 31, 2009, we had valuation allowances of $5.8 million related to our mortgage loans. The performance of our mortgage loan investments, however, may fluctuate in the future. An increase in the default rate of our mortgage loan investments could have a material adverse effect on our results of operations and financial condition.

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
     For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. Our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to:
•	the length of time and the extent to which the market value has been below cost or amortized cost;

•	the potential for impairments of securities when the issuer is experiencing significant financial difficulties;

•	the potential for impairments in an entire industry sector or sub-sector;

•	the potential for impairments in certain economically depressed geographic locations;

•	the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources;

•	for fixed maturity securities, whether or not we have the intent to sell, or more likely than not, would be required to sell the security before the recovery of its value to an amount equal to or greater than cost or amortized cost;

•	for equity securities, our ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an almost equal to or greater than cost or amortized cost;

•	unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and

•	other subjective factors, including concentrations and information obtained from regulators and rating agencies.
Defaults, downgrades or other events impairing the value of our fixed maturity securities portfolio may reduce our earnings.
     We are subject to the risk that the issuers, or guarantors, of fixed maturity securities we own may default on principal and interest payments they owe us. At December 31, 2009, the fixed maturity securities of $11.8 billion in our investment portfolio represented 59.6% of our total cash and invested assets. The occurrence of a major economic downturn (such as the current downturn in the economy), acts of corporate malfeasance, widening risk spreads, or other events that adversely affect the issuers or guarantors of these securities could cause the value of our fixed maturity securities portfolio and our net income to decline and the default rate of the fixed maturity securities in our investment portfolio to increase. A ratings downgrade affecting issuers or guarantors of particular securities, or similar trends that could worsen the credit quality of issuers, such as the corporate issuers of securities in our investment portfolio, could also have a similar effect. With economic uncertainty, credit quality of issuers or guarantors could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our business, results of operations and financial condition.
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
     Any downgrade in the ratings of our reinsurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings are subject to revision or withdrawal at any time by the assigning rating organization. A rating is not a recommendation to buy, sell or hold securities, and each rating should be evaluated independently of any other rating. We believe that the rating agencies consider the ratings of a parent company when assigning a rating to a subsidiary of that company. The ability of our subsidiaries to write reinsurance partially depends on their financial condition and is influenced by their ratings. In addition, a significant downgrade in the rating or outlook of RGA, among other factors, could adversely affect our ability to raise and then contribute capital to our subsidiaries for the purpose of facilitating their operations and growth. A significant downgrade could increase our own cost of capital. For example, the facility fee and interest rate for our credit facilities are based on our senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. Also, if there is a downgrade in the rating of RGA, some of our reinsurance contracts would require us to post collateral to secure our obligations under these reinsurance contracts. Accordingly, we believe a ratings downgrade of RGA, or of our affiliates, could have a negative effect on our ability to conduct business.
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
     RGA is an insurance holding company, with our principal assets consisting of the stock of our reinsurance company subsidiaries, and substantially all of our income is derived from those subsidiaries. Our ability to pay principal and interest on any debt securities or dividends on any preferred or common stock depends in part on the ability of our reinsurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to RGA. We are not permitted to pay common stock dividends or make payments of interest or principal on securities which rank equal or junior to our subordinated debentures, until we pay any accrued and unpaid interest on our subordinated debentures. Our reinsurance company subsidiaries are subject to various statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. Covenants contained in some of our debt agreements and regulations relating to capital requirements affecting some of our more significant subsidiaries also restrict the ability of certain subsidiaries to pay dividends and other distributions and make loans to us. In addition, we cannot assure you that more stringent dividend restrictions will not be adopted, as discussed below under "— Our reinsurance subsidiaries are highly regulated, and changes in these regulations could negatively affect our business.”
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
     Regulatory reserve requirements in various jurisdictions in which we operate may be significantly higher than the reserves required under GAAP. Accordingly, we reinsure, or retrocede, business to affiliated and unaffiliated reinsurers to reduce the amount of regulatory reserves and capital we are required to hold in certain jurisdictions. A regulation in the United States, commonly referred to as Regulation XXX, requires a relatively high level of regulatory, or statutory, reserves that U.S. life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under GAAP. The degree to which these reserves will increase and the ultimate level of reserves will depend upon the mix of our business and future production levels in the United States. Based on the assumed rate of growth in our current business plan, and the increasing level of regulatory reserves associated with some of this business, we expect the amount of required regulatory reserves to grow significantly.
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
     We are a multi-national company with operations in numerous countries and, as a result, are exposed to foreign currency risk to the extent that exchange rates of foreign currencies are subject to adverse change over time. The U.S. dollar value of our net investments in foreign operations, our foreign currency transaction settlements and the periodic conversion of the foreign-denominated earnings to U.S. dollars (our reporting currency) are each subject to adverse foreign exchange rate movements. Approximately 38% of our revenues and 32% of our fixed maturity securities available for sale were denominated in currencies other than the U.S. dollar as of and for the year ended December 31, 2009.
We depend on the performance of others, and their failure to perform in a satisfactory manner would negatively affect us.
     In the normal course of business, we seek to limit our exposure to losses from our reinsurance contracts by ceding a portion of the reinsurance to other insurance enterprises or retrocessionaires. We cannot assure you that these insurance enterprises or retrocessionaires will be able to fulfill their obligations to us. As of December 31, 2009, the retrocession pool members participating in our excess retention pool that have been reviewed by A.M. Best Company, were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. We are also subject to the risk that our clients will be unable to fulfill their obligations to us under our reinsurance agreements with them.
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
     For some reinsurance agreements, the ceding company withholds and legally owns and manages assets equal to the net statutory reserves, and we reflect these assets as funds withheld at interest on our balance sheet. In the event that a ceding company were to become insolvent, we would need to assert a claim on the assets supporting our reserve liabilities. We attempt to mitigate our risk of loss by offsetting amounts for claims or allowances that we owe the ceding company with amounts that the ceding company owes to us. We are subject to the investment performance on the withheld assets, although we do not directly control them. We help to set, and monitor compliance with, the investment guidelines followed by these ceding companies. However, to the extent that such investment guidelines are not appropriate, or to the extent that the ceding companies do not adhere to such guidelines, our risk of loss could increase, which could materially adversely affect our financial condition and results of operations. During 2009, interest earned on funds withheld represented 5.4% of our consolidated revenues. Funds withheld at interest totaled $4.9 billion at December 31, 2009 and $4.5 billion as of December 31, 2008.

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
     The reinsurance industry is highly competitive, and we encounter significant competition in all lines of business from other reinsurance companies, as well as competition from other providers of financial services. Our competitors vary by geographic market. We believe our primary competitors in the North American life reinsurance market are currently the following, or their affiliates: Transamerica Occidental Life Insurance Company, a subsidiary of Aegon, N.V., Swiss Re Life, Munich Reinsurance Company and Generali Re. We believe our primary competitors in the international life reinsurance markets are Swiss Re Life and Health Ltd., General Re, Munich Reinsurance Company, Hannover Reinsurance and SCOR Global Reinsurance. Many of our competitors have greater financial resources than we do. Our ability to compete depends on, among other things, our ability to maintain strong financial strength ratings from rating agencies, pricing and other terms and conditions of reinsurance agreements, and our reputation, service, and experience in the types of business that we underwrite. However, competition from other reinsurers could adversely affect our competitive position.
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
     Under the Internal Revenue Code, income tax payable by policyholders on investment earnings is deferred during the accumulation period of some life insurance and annuity products. To the extent that the Internal Revenue Code is revised to reduce the tax-deferred status of life insurance and annuity products, or to increase the tax-deferred status of competing products, all life insurance companies would be adversely affected with respect to their ability to sell such products, and, depending on grandfathering provisions, by the surrenders of existing annuity contracts and life insurance policies. In addition, life insurance products are often used to fund estate tax obligations. Congress has adopted legislation to eliminate the estate tax. Under this legislation, our U.S. life insurance company customers could face reduced demand for some of their life insurance products, which in turn could negatively affect our reinsurance business. Further, the Obama Administration has proposed certain changes to individual income tax rates, changes to the taxation of our international operations and rules applicable to certain policies. We cannot predict what future tax initiatives may be proposed and enacted that could affect us.

     Changes in tax laws, Treasury and other regulations promulgated thereunder, or interpretations of such laws or regulations could increase our corporate taxes. The Obama Administration has proposed corporate tax changes. Changes in corporate tax rates could affect the value of deferred tax assets and deferred tax liabilities. Furthermore, the value of deferred tax assets could be affected by future earnings levels.
     We cannot predict whether any tax legislation impacting corporate taxes or insurance products will be enacted, what the specific terms of any such legislation will be or whether, if at all, any legislation would have a material adverse effect on our financial condition and results of operations.
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
     In 2009, approximately 31.1% of our net premiums and $135.9 million of income from continuing operations before income taxes came from our operations in Europe & South Africa and Asia Pacific. One of our strategies is to grow these international operations. International operations subject us to various inherent risks. In addition to the regulatory and foreign currency risks identified above, other risks include the following:
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
Our risk management policies and procedures could leave us exposed to unidentified or unanticipated risk, which could negatively affect our business or result in losses.
     Our risk management policies and procedures to identify, monitor, and manage both internal and external risks may not predict future exposures, which could be different or significantly greater than expected. These identified risks may not be the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may adversely affect our business, financial condition and/or operating results.
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
     Our shareholders may not receive future dividends. Historically, we have paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2009. All future payments of dividends, however, are at the discretion of our board of directors and will depend on our earnings, capital requirements, insurance regulatory conditions, operating conditions, and such other factors as our board of directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries. Under certain circumstances, we may be contractually prohibited from paying dividends on our common stock due to restrictions in certain debt and trust preferred securities.
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
     Canadian federal insurance laws and regulations provide that no person may directly or indirectly acquire “control” of or a “significant interest” in our Canadian insurance subsidiary, RGA Canada, unless:
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
     We have recognized and may continue to recognize substantial NOLs, and other tax attributes, for U.S. federal income tax purposes. Under the Internal Revenue Code, we may “carry forward” these NOLs, in certain circumstances to offset any current and future taxable income and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a substantial amount of NOLs and, therefore, these NOLs are a substantial asset to RGA. However, if RGA and its subsidiaries experience an “ownership change,” as defined in Section 382 of the Internal Revenue Code and related Treasury regulations, their ability to use the NOLs could be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which consequently could significantly impair the value of that asset.
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
     Under certain circumstances, our board of directors may determine it is in the best interest of RGA and its shareholders to exempt certain 5-percent shareholders from the operation of the Section 382 shareholder rights plan, in light of the provisions of the recapitalization and distribution agreement. Accordingly, our board of directors may determine that it is in the best interest of the Company not to enforce the Section 382 shareholder rights plan.
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
Item 2. PROPERTIES
     The Company leases its headquarters facility in Chesterfield, Missouri, which consists of approximately 185,501 square feet. In addition, the Company leases approximately 262,446 square feet of office space in 26 locations throughout the U.S., Canada, Europe, South Africa, and the Asia Pacific region.
     Most of the Company’s leases in the U.S. and other countries have lease terms of three to five years, although some leases have terms of up to 10 years. As provided in Note 12 — “Lease Commitments” in the Notes to Consolidated Financial Statements, the rental expense on operating leases for office space and equipment totaled $13.9 million for 2009.
     The Company believes its facilities have been generally well maintained and are in good operating condition. The Company believes the facilities are sufficient for its current and projected future requirements.
Item 3. LEGAL PROCEEDINGS
     The Company is subject to litigation in the normal course of its business. The Company currently has no material litigation. A legal reserve is established when the Company is notified of an arbitration demand or litigation or is notified that an arbitration demand or litigation is imminent, it is probable that the Company will incur a loss as a result and the amount of the probable loss is reasonably capable of being estimated. However, if such material litigation did arise, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated financial position and/or net income in a particular reporting period.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters that were submitted to a vote of security holders during the fourth quarter of 2009.
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
     The following table summarizes information regarding securities authorized for issuance under equity compensation plans:

	Number of securities to be			Number of securities
	issued upon exercise of	Weighted-average exercise		remaining available for
	outstanding options, warrants	price of outstanding options,		future issuance under equity
Plan category	and rights	warrants and rights		compensation plans
Equity compensation plans approved by security holders	3,794,553 (1)	$39.96	(2) (3)	1,733,826 (4)
Equity compensation plans not approved by security holders	—	—		—
Total	3,794,553 (1)	$39.96	(2) (3)	1,733,826 (4)

(1)	Includes the number of securities to be issued upon exercises under the following plans: Flexible Stock Plan — 3,739,605; Flexible Stock Plan for Directors — 17,250; and Phantom Stock Plan for Directors — 37,698.

(2)	Does not include 556,216 performance contingent units outstanding under the Flexible Stock Plan or 37,698 phantom units outstanding under the Phantom Stock Plan for Directors because those securities do not have an exercise price (i.e. a unit is a hypothetical share of Company common stock with a value equal to the fair market value of the common stock).

(3)	Reflects the blended weighted-average exercise price of outstanding options under the Flexible Stock Plan ($40.01) and Flexible Stock Plan for Directors ($30.66).

(4)	Includes the number of securities remaining available for future issuance under the following plans: Flexible Stock Plan — 1,625,200; Flexible Stock Plan for Directors - 90,653; and Phantom Stock Plan for Directors — 17,973
Set forth below is a graph for the Company’s common stock for the period beginning December 31, 2004 and ending December 31, 2009. The graph compares the cumulative total return on the Company’s common stock, based on the market price of the common stock and assuming reinvestment of dividends, with the cumulative total return of companies in the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Insurance (Life/Health) Index. The indices are included for comparative purposes only. They do not necessarily reflect management’s opinion that such indices are an appropriate measure of the relative performance of the Company’s common stock, and are not intended to forecast or be indicative of future performance of the common stock.

	Cumulative Total Return
	12/04	12/05	12/06	12/07	12/08	12/09
Reinsurance Group of America, Incorporated	100.00	99.37	116.72	110.66	90.95	102.19
S & P 500	100.00	104.91	121.48	128.16	80.74	102.11
S & P Life & Health Insurance	100.00	122.51	142.74	158.45	81.89	94.64
Copyright ® 2010, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.
Item 6. SELECTED FINANCIAL DATA
     The selected financial data presented for, and as of the end of, each of the years in the five-year period ended December 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America. All amounts shown are in millions, except per share and operating data. The following data should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements appearing in Part II Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in Part II Item 7.

Selected Consolidated Financial and Operating Data
(in millions, except per share and operating data)

As of or For the Years Ended December 31,	2009	2008	2007	2006	2005
Income Statement Data
Revenues:
Net premiums	$5,725.2	$5,349.3	$4,909.0	$4,346.0	$3,866.8
Investment income, net of related expenses	1,122.5	871.3	907.9	779.7	639.2
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(128.8)	(113.3)	(7.5)	(1.1)	(0.5)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	16.0	—	—	—	—
Other investment related gains (losses), net	146.9	(533.9)	(171.2)	3.6	21.5

Total investment related gains (losses), net	34.1	(647.2)	(178.7)	2.5	21.0
Other revenues	185.0	107.8	80.2	65.5	57.7

Total revenues	7,066.8	5,681.2	5,718.4	5,193.7	4,584.7

Benefits and expenses:
Claims and other policy benefits	4,819.4	4,461.9	3,984.0	3,488.4	3,187.9
Interest credited	323.7	233.2	246.1	244.8	208.4
Policy acquisition costs and other insurance expenses	958.3	357.9	647.8	716.3	636.3
Other operating expenses	294.9	242.9	236.7	204.4	154.4
Interest expense	69.9	76.2	76.9	62.0	41.4
Collateral finance facility expense (1)	8.3	28.7	52.0	26.4	—

Total benefits and expenses	6,474.5	5,400.8	5,243.5	4,742.3	4,228.4

Income from continuing operations before income taxes	592.3	280.4	474.9	451.4	356.3

Provision for income taxes	185.2	92.6	166.6	158.1	120.7

Income from continuing operations	407.1	187.8	308.3	293.3	235.6

Loss from discontinued accident and health operations, net of income taxes	—	(11.0)	(14.5)	(5.1)	(11.4)

Net income	$407.1	$176.8	$293.8	$288.2	$224.2

Basic Earnings Per Share
Continuing operations	$5.59	$2.94	$4.98	$4.79	$3.77
Discontinued operations	—	(0.17)	(0.23)	(0.08)	(0.19)

Net income	$5.59	$2.77	$4.75	$4.71	$3.58

Diluted Earnings Per Share
Continuing operations	$5.55	$2.88	$4.80	$4.65	$3.70
Discontinued operations	—	(0.17)	(0.23)	(0.08)	(0.18)

Net income	$5.55	$2.71	$4.57	$4.57	$3.52

Weighted average diluted shares, in thousands	73,327	65,271	64,231	63,062	63,724

Dividends per share on common stock	$0.36	$0.36	$0.36	$0.36	$0.36

Balance Sheet Data
Total investments	$19,224.1	$15,610.7	$16,397.7	$14,612.9	$12,331.5
Total assets	25,249.5	21,658.8	21,598.0	19,036.8	16,193.9
Policy liabilities	17,643.6	16,045.5	15,045.5	13,354.5	11,726.3
Long-term debt	1,216.1	918.2	896.1	676.2	674.4
Collateral finance facility (1)	850.0	850.0	850.4	850.4	—
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159.2	159.0	158.9	158.7	158.6
Total stockholders’ equity	3,867.9	2,616.8	3,189.8	2,815.4	2,527.5
Total stockholders’ equity per share	$52.99	$36.03	$51.42	$45.85	$41.38

Operating Data (in billions)
Assumed ordinary life reinsurance in force	$2,325.1	$2,108.1	$2,119.9	$1,941.4	$1,713.2
Assumed new business production	321.0	305.0	302.4	374.6	364.4

(1)	During 2006, the Company’s subsidiary, Timberlake Financial, issued $850.0 million floating rate insured notes. See Note 16 — “Collateral Finance Facility” in the Notes to Consolidated Financial Statements for additional information.

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

     The Company is primarily engaged in traditional individual and group life, annuity, critical illness and financial reinsurance. RGA and its predecessor, the Reinsurance Division of General American, a Missouri life insurance company, have been engaged in the business of life reinsurance since 1973. Approximately 68.7% of the Company’s 2009 net premiums were from its more established operations in North America, represented by its U.S. and Canada segments.
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
     The Company’s long-term profitability primarily depends on the volume and amount of death claims incurred and the ability to adequately price the risks it assumes. While death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Effective January 1, 2008, the Company increased the maximum amount of coverage that it retains per life in the U.S. from $6.0 million to $8.0 million. This increase does not affect business written prior to January 1, 2008. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company’s U.S. retention limit from $6.0 million to $8.0 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
     The Company has five main geographic-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations provide traditional life, long-term care, annuity, and financial reinsurance primarily to domestic clients. The Canada operations provide insurers with reinsurance of traditional life products as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets the Company is developing. Asia Pacific operations provide primarily traditional and group life reinsurance, critical illness and, to a lesser extent, financial reinsurance. Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statements of income for 2008 and 2007 reflect this line of business as a discontinued operation. More information about the Company’s discontinued accident and health division may be found in Note 21 — “Discontinued Operations” in the Notes to Consolidated Financial Statements. The Company measures segment performance based on profit or loss from operations before income taxes.
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
     The Company believes it is one of the leading life reinsurers in North America based on premiums and the amount of life reinsurance in force. The Company believes, based on an industry survey of 2008 information prepared by Munich American at the request of the Society of Actuaries Reinsurance Section (“SOA survey”), that it has the second largest market share in North America as measured by life insurance in force. The Company’s approach to the North American market has been to:

•	focus on large, high quality life insurers as clients;

•	provide quality facultative underwriting and automatic reinsurance capacity; and

•	deliver responsive and flexible service to its clients.
     In 1994, the Company began using its North American underwriting expertise and industry knowledge to expand into international markets and now has subsidiaries, branches or representative offices in Australia, Barbados, Bermuda, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Mexico, the Netherlands, Poland, South Africa, South Korea, Spain, Taiwan and the United Kingdom. These operations are included in either the Company’s Asia Pacific segment or its Europe & South Africa segment. The Company generally starts new operations from the ground up in these markets as opposed to acquiring existing operations, and it often enters these markets to support its North American clients as they expand internationally. Based on information from a nationally recognized rating agency, the Company believes it is the third largest life reinsurer in the world based on 2008 net life reinsurance premiums. While the Company believes information provided by the rating agency is generally reliable, the Company has not independently verified the data. The rating agency does not guarantee the accuracy and completeness of the information. The Company conducts business with the majority of the largest U.S. and international life insurance companies. The Company has also developed its capacity and expertise in the reinsurance of asset-intensive products (primarily annuities and corporate-owned life insurance) and financial reinsurance.
Industry Trends
     The Company believes that the following trends in the life insurance industry will continue to create demand for life reinsurance.
Outsourcing of Mortality. The SOA survey indicates that U.S. life reinsurance in force has tripled from $2.7 trillion in 1998 to $8.1 trillion at year-end 2008. The Company believes this trend reflects the continued utilization by life insurance companies of reinsurance to manage capital and mortality risk and to develop competitive products. However, the survey results indicate a smaller percentage of new business was reinsured in 2008 than previous years, which has caused premium growth rates in the U.S. life reinsurance market to moderate from previous years. The Company believes the decline in new business being reinsured is likely a reaction by ceding companies to a broad-based increase in reinsurance rates in the market and stronger capital positions maintained by ceding companies in recent years. However, the Company believes reinsurers will continue to be an integral part of the life insurance market due to their ability to efficiently aggregate a significant volume of life insurance in force, creating economies of scale and greater diversification of risk. As a result of having larger amounts of data at their disposal compared to primary life insurance companies, reinsurers tend to have better insights into mortality trends, creating more efficient pricing for mortality risk.
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
Consolidation and Reorganization Within the Life Reinsurance and Life Insurance Industry. As a result of consolidations in recent years within the life reinsurance industry, there are fewer competitors. According to the SOA survey, as of December 31, 2008, the top five companies held approximately 71.0% of the market share in North America based on life reinsurance in force, whereas in 1998, the top five companies held approximately 54.2% of the market share. As a consequence, the Company believes the life reinsurance pricing environment will remain attractive for the remaining life reinsurers, particularly those with a significant market presence and strong ratings.
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
Continue Growth of North American Business. The Company’s strategy includes continuing to grow each of the following components of its North American operations:
•	Facultative Reinsurance. Based on discussions with the Company’s clients, an industry survey and informal knowledge about the industry, the Company believes it is a leader in facultative underwriting in North America. The Company intends to maintain that status by emphasizing its underwriting standards, prompt response on quotes, competitive pricing, capacity and flexibility in meeting customer needs. The Company believes its facultative business has allowed it to develop close, long-standing client relationships and generate additional business opportunities with its facultative clients. In every year since 2007, the Company’s U.S. facultative operation has processed over 100,000 facultative submissions.

•	Automatic Reinsurance. The Company intends to expand its presence in the North American automatic reinsurance market by using its mortality expertise and breadth of products and services to gain additional market share.

•	In Force Block Reinsurance. There are occasions to grow the business by reinsuring in force blocks, as insurers and reinsurers seek to exit various non-core businesses and increase financial flexibility in order to, among other things, redeploy capital and pursue merger and acquisition activity.
Continue Expansion Into Selected Markets and Products. The Company’s strategy includes building upon the expertise and relationships developed in its North American business platform to continue its expansion into selected markets and products, including:
•	International Markets. Management believes that international markets offer opportunities for growth, and the Company intends to capitalize on these opportunities by establishing a presence in selected markets. Since 1994, the Company has entered new markets internationally, including, in the mid-to-late 1990’s, Australia, Hong Kong, Japan, Malaysia, New Zealand, South Africa, Spain, Taiwan and the UK, and beginning in 2002, China, India and South Korea. The Company received regulatory approval to open a representative office in China in 2005, opened representative offices in Poland and Germany in 2006, opened new offices in France and Italy in 2007 and opened a representative office in the Netherlands in 2009. Before entering new markets, the Company evaluates several factors including:

o	the size of the insured population,

o	competition,

o	the level of reinsurance penetration,

o	regulation,

o	existing clients with a presence in the market, and

o	the economic, social and political environment.
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

•	Asset intensive and Other Products. The Company intends to continue leveraging its existing client relationships and reinsurance expertise to create customized reinsurance products and solutions. Industry trends, particularly the increased pace of consolidation and reorganization among life insurance companies and changes in products and product distribution, are expected to enhance existing opportunities for asset intensive and other products. The Company began reinsuring annuities with guaranteed minimum benefits on a limited basis in 2007. To date, most of the Company’s asset-intensive business and other products have been written in the U.S.; however, the Company believes opportunities outside of the U.S. may further develop in the near future, particularly in Japan. The Company also reinsures the longevity risk related to payout annuities in the UK, and in 2008 entered the U.S. healthcare reinsurance market with a primary focus on long-term care and Medicare supplement insurance. In 2010, the Company expanded into the group reinsurance market in North America with the acquisition of ReliaStar Life Insurance Company’s U.S. and Canadian operations. See Note 22 — “Subsequent Event” in the Notes to Consolidated Financial Statements for additional information on the acquisition.
Results of Operations
Consolidated
     Consolidated income from continuing operations increased $219.3 million, or 116.7%, and decreased $120.5 million, or 39.1%, in 2009 and 2008, respectively. Diluted earnings per share from continuing operations were $5.55 in 2009 compared to $2.88 in 2008 and $4.80 in 2007. The increase in income in 2009 was primarily due to a favorable change in the fair value of embedded derivatives within the U.S. segment due to the impact of tightening credit spreads in the U.S. debt markets. Also contributing to the favorable results were increased net premiums and investment income and the recognition in other revenues of a gain on the repurchase of long-term debt of $38.9 million. The decrease in income in 2008 compared to 2007 reflects an increase in investment related losses due to the recognition of investment impairments and an increase in the unrealized loss due to an unfavorable change in the fair value of embedded derivatives within the U.S. Asset-Intensive sub-segment due primarily to the impact of widening credit spreads in the U.S. debt markets. Also contributing to the decrease in income in 2008 was unfavorable mortality experience in the U.S. Traditional sub-segment. Offsetting these negative income items in 2008 were increases in premium levels in all segments and favorable mortality experience in the Canada, Europe & South Africa and Asia Pacific segments. Foreign currency exchange fluctuations resulted in a decrease to income from continuing operations of approximately $8.7 million in 2009 and an increase of approximately $4.2 million in 2008.
     The Company recognizes in consolidated income from continuing operations, changes in the fair value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, had a favorable effect on income from continuing operations of $139.2 million in 2009 and an unfavorable effect of $93.3 million in 2008, respectively, as compared to the prior years. Changes in risk-free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, affected income from continuing operations favorably by $11.6 million in 2009 and unfavorably by $9.9 million in 2008, respectively, as compared to the prior years. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, affected income from continuing operations unfavorably by $30.5 million and $0.9 million in 2009 and 2008, respectively, as compared to the prior years.
     The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $120.4 million and a decrease of approximately $104.1 million in consolidated income from continuing operations in 2009 and 2008, respectively, as compared to the prior years. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
     Consolidated net premiums increased $375.9 million, or 7.0%, and $440.3 million, or 9.0%, in 2009 and 2008, respectively, due to growth in life reinsurance in force and scheduled premium increases on treaties written on a yearly-renewable-term basis. Consolidated assumed insurance in force was $2.3 trillion, $2.1 trillion and $2.1 trillion as of December 31, 2009, 2008 and 2007, respectively. The Company added new business production, measured by face amount of insurance in force, of $321.0 billion, $305.0 billion and $302.4 billion during 2009, 2008 and 2007, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for growth at levels comparable to 2009 and 2008. Foreign currency fluctuations relative to the prior year unfavorably affected net premiums by approximately $207.6 million and approximately $50.3 million in 2009 and 2008, respectively.
     Consolidated investment income, net of related expenses, increased $251.2 million, or 28.8%, and decreased $36.6 million, or 4.0%, in 2009 and 2008, respectively, primarily due to market value changes related to the Company’s funds withheld at interest investment related to the reinsurance of certain equity-indexed annuity products, which are substantially offset by a corresponding change in interest credited to policyholder account balances. The increase in investment income in 2009 also reflects a larger average invested asset base offset by a lower effective investment portfolio yield. Largely offsetting the decrease in investment income in 2008 was a larger average invested asset base and a higher effective investment portfolio yield. Average invested assets at amortized cost, excluding funds withheld, totaled $13.0 billion, $11.7 billion and $10.6 billion in 2009, 2008 and 2007, respectively. The average yield earned on investments, excluding funds withheld, was 5.75%, 6.02% and 5.96% in 2009, 2008 and 2007, respectively. The Company expects the average yield to vary from year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments, and the timing of dividends and distributions on certain investments.
     Total investment related gains (losses), net improved by $681.4 million and declined by $468.5 million in 2009 and 2008, respectively. The improvement in 2009 is due to favorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $506.2 million and guaranteed minimum living benefits of $520.2 million partially offset by an increase in net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $392.3 million. The decline in 2008 is due to an increase of $122.6 million in investment impairments and unfavorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $285.9 million and guaranteed minimum living benefits of $258.5 million partially offset by an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $178.8 million. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on impairment losses. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
     The consolidated provision for income taxes from continuing operations represents approximately 31.3%, 33.0%, and 35.1% of pre-tax income for 2009, 2008 and 2007, respectively. The 2009 effective tax rate was affected by the recognition of a previously uncertain tax position in addition to the recognition of a deferred tax asset for which a valuation allowance previously existed and by earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate. In 2008, the consolidated effective tax rate was lower than expected due to a decrease in the tax liability related to the Company’s uncertain tax position. The Company calculated tax benefits related to its discontinued operations of $5.9 million and $7.8 million for 2008 and 2007, respectively. The effective tax rate on discontinued operations is approximately 35% for both 2008 and 2007.
Critical Accounting Policies
     The Company’s accounting policies are described in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of fixed maturity investments and investment impairments, if any; embedded derivatives; accounting for income taxes; and the establishment of arbitration or litigation reserves. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.

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
Deferred Acquisition Costs (“DAC”)
     Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. DAC amounts reflect the Company’s expectations about the future experience of the business in force and include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. For traditional life and related coverages, the Company performs periodic tests to determine that DAC remains recoverable at all times, including at issue, and the cumulative amortization is re-estimated and, if necessary, adjusted by a cumulative charge to current operations. For its asset-intensive business, the Company updates the estimated gross profits with actual gross profits each reporting period, resulting in an increase or decrease to DAC to reflect the difference in the actual gross profits versus the previously estimated gross profits. As a result of recoverability testing for new business issues, a charge of approximately $7.7 million to current operations was recorded for in the Asset Intensive sub-segment in 2009 with projected revenue deemed insufficient to cover future benefits and expenses. As of December 31, 2009, the Company estimates that approximately 91.2% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
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
     The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital market inputs assumptions related to estimates of future cash flows. Such assumptions include, but are not limited to, assumptions regarding equity market performance, equity market volatility, interest rates, credit spreads, benefits and related contract charges, mortality, lapses, withdrawals, benefit selections and non-performance risk. These assumptions have a significant impact on the value of the embedded derivatives. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity market volatilities would increase the value of the embedded liability derivative associated with guaranteed minimum withdrawal benefits on variable annuities at December 31, 2009, resulting in an increase in investment related losses. See “Market Risk” disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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
Arbitration and Litigation Reserves
     The Company at times is a party to various litigation and arbitrations. The Company cannot predict or determine the ultimate outcome of any pending litigation or arbitrations or even provide useful ranges of potential losses. A legal reserve is established when the Company is notified of an arbitration demand or litigation or is notified that an arbitration demand or litigation is imminent, it is probable that the Company will incur a loss as a result and the amount of the probable loss is reasonably capable of being estimated. However, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated financial position and/or net income in a particular reporting period.
U.S. Operations
     U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

For the year ended December 31, 2009		Non-Traditional
(dollars in thousands)	Traditional	Asset-Intensive	Financial Reinsurance	Total U.S.

Revenues:
Net premiums	$3,313,864	$6,859	$—	$3,320,723
Investment income, net of related expenses	428,541	386,642	(286)	814,897
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(88,352)	(7,917)	(225)	(96,494)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	15,040	557	35	15,632
Other investment related gains (losses), net	(10,572)	117,001	288	106,717

Total investment related gains (losses), net	(83,884)	109,641	98	25,855
Other revenues	3,197	70,566	20,296	94,059

Total revenues	3,661,718	573,708	20,108	4,255,534

Benefits and expenses:
Claims and other policy benefits	2,837,808	6,971	—	2,844,779
Interest credited	63,178	260,364	—	323,542
Policy acquisition costs and other insurance expenses	450,358	259,112	1,188	710,658
Other operating expenses	54,651	10,176	3,010	67,837

Total benefits and expenses	3,405,995	536,623	4,198	3,946,816

Income before income taxes	$255,723	$37,085	$15,910	$308,718

		Non-Traditional
For the year ended December 31, 2008			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$3,093,074	$6,558	$—	$3,099,632
Investment income, net of related expenses	394,917	176,106	588	571,611
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(69,050)	(8,422)	(486)	(77,958)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(2,854)	(514,976)	237	(517,593)

Total investment related gains (losses), net	(71,904)	(523,398)	(249)	(595,551)
Other revenues	377	56,775	15,280	72,432

Total revenues	3,416,464	(283,959)	15,619	3,148,124

Benefits and expenses:
Claims and other policy benefits	2,661,963	11,241	—	2,673,204
Interest credited	60,448	172,366	—	232,814
Policy acquisition costs and other insurance expenses (income)	415,117	(298,810)	1,041	117,348
Other operating expenses	47,943	7,990	2,737	58,670

Total benefits and expenses	3,185,471	(107,213)	3,778	3,082,036

Income (loss) before income taxes	$230,993	$(176,746)	$11,841	$66,088

		Non-Traditional
For the year ended December 31, 2007			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,868,403	$6,356	$—	$2,874,759
Investment income (loss), net of related expenses	352,553	271,638	(53)	624,138
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,767)	(2,755)	(2)	(5,524)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(11,003)	(153,403)	(5)	(164,411)

Total investment related gains (losses), net	(13,770)	(156,158)	(7)	(169,935)
Other revenues	922	38,006	23,117	62,045

Total revenues	3,208,108	159,842	23,057	3,391,007

Benefits and expenses:
Claims and other policy benefits	2,344,185	5,875	(124)	2,349,936
Interest credited	58,595	185,726	—	244,321
Policy acquisition costs and other insurance expenses (income)	417,958	(16,499)	6,410	407,869
Other operating expenses	49,746	7,069	4,138	60,953

Total benefits and expenses	2,870,484	182,171	10,424	3,063,079

Income (loss) before income taxes	$337,624	$(22,329)	$12,633	$327,928

     Income before income taxes for the U.S. operations segment increased by $242.6 million, or 367.1%, and decreased by $261.8 million, or 79.8%, in 2009 and 2008, respectively. The increase in income before income taxes in 2009 and decrease in 2008 can primarily be attributed to the impact of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively. In addition, the decrease in income in 2008 reflects an increase in investment impairments. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on impairment losses. Higher than expected claims in the Traditional sub-segment adversely affected income before income taxes in 2009 and 2008.
Traditional Reinsurance
     The U.S. Traditional sub-segment provides life and health reinsurance to domestic clients for a variety of products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $135.0 billion, $134.4 billion and $164.2 billion during 2009, 2008 and 2007, respectively. Management believes industry consolidation, reduced capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for new business at levels comparable to 2009 and 2008.
     Income before income taxes for the U.S. Traditional sub-segment increased by $24.7 million, or 10.7%, and decreased by $106.6 million, or 31.6% in 2009 and 2008, respectively. The increase in 2009 was primarily driven by an increase in business and slightly better mortality experience as compared to 2008. This was partially offset by increased investment related losses in 2009. The decrease in 2008 was due to an increase in investment related losses of $58.1 million and adverse mortality experience compared to 2007. The increase in investment related losses in 2008 was due to the aforementioned realized investment losses, recognized primarily in the third quarter of 2008.
     Net premiums for the U.S. Traditional sub-segment grew $220.8 million, or 7.1%, and $224.7 million, or 7.8% in 2009 and 2008, respectively. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force and increasing premium sales associated with treaties written on a yearly renewable term basis. Total face amount was $1,285.5 million, $1,269.0 million and $1,226.8 million as of December 31, 2009 and 2008, and 2007, respectively.
     Net investment income increased $33.6 million, or 8.5%, and $42.4 million, or 12.0%, in 2009 and 2008, respectively, primarily due to growth in the invested asset base. Additionally, 2008 reflects an increase in the average yield earned on investments compared to 2007. Investment related losses increased $12.0 million and $58.1 million in 2009 and 2008, respectively, due primarily to investment impairments associated with fixed maturity securities.
     Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 85.6%, 86.1% and 81.7% in 2009, 2008 and 2007, respectively. The loss ratios in 2009 and 2008 reflect somewhat higher mortality than expected due primarily to an increase in the number of large claims ($1 million or more per claim), while mortality experience was favorable in 2007. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
     Interest credited expense increased $2.7 million, or 4.5%, and $1.9 million, or 3.2%, in 2009 and 2008, respectively. The 2009 and 2008 increases are the result of one treaty that had a slight increase in its asset base with a credited loan rate remaining constant at 5.6% since 2007. Interest credited in this case relates to amounts credited on cash value products which also have a significant mortality component. The amount of interest credited fluctuates in step with changes in deposit levels, cash surrender values and investment performance. Income before income taxes is affected by the spread between the investment income and the interest credited on the underlying products.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.6%, 13.4% and 14.6% in 2009, 2008 and 2007, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
     Other operating expenses increased $6.7 million, or 14.0%, and decreased $1.8 million, or 3.6% in 2009 and 2008, respectively. Other operating expenses, as a percentage of net premiums, were 1.6%, 1.6% and 1.7% in 2009, 2008 and 2007, respectively. The expense ratio tends to fluctuate only slightly from period to period due to maturity and scale of this operation.
Asset-Intensive Reinsurance
     The U.S. Asset-Intensive sub-segment assumes primarily investment risk within underlying annuities and corporate-owned life insurance policies. Most of these agreements are coinsurance, coinsurance with funds withheld or modified coinsurance whereby the Company recognizes profits or losses primarily from the spread between the investment income earned and the interest credited on the underlying deposit liabilities.
Impact of certain derivatives:
     Income for the asset-intensive business tends to be volatile due to changes in the fair value of certain derivatives, including embedded derivatives associated with reinsurance treaties structured on a modified coinsurance (“Modco”) basis or funds withheld basis, as well as embedded derivatives associated with the Company’s reinsurance of equity-indexed annuities and variable annuities with guaranteed minimum benefit riders. The following table summarizes the asset-intensive results and quantifies the impact of these embedded derivatives for the periods presented.

For the year ended December 31,
(dollars in thousands)	2009	2008	2007

Revenues:
Total revenues	$573,708	$(283,959)	$159,842
Less:
Embedded derivatives – Modco/Funds withheld treaties	78,394	(427,798)	(141,905)
Guaranteed minimum benefit riders and related free standing derivatives	38,911	(89,004)	(9,284)

Revenues before certain derivatives	456,403	232,843	311,031

Benefits and expenses:
Total benefits and expenses	536,623	(107,213)	182,171
Less:
Embedded derivatives – Modco/Funds withheld treaties	45,254	(246,722)	(104,381)
Guaranteed minimum benefit riders and related free standing derivatives	76,858	(94,179)	—
Equity-indexed annuities	(2,659)	15,207	—

Benefits and expenses before certain derivatives	417,170	218,481	286,552

Income (loss) before income taxes:
Income (loss) before income taxes	37,085	(176,746)	(22,329)
Less:
Embedded derivatives – Modco/Funds withheld treaties	33,140	(181,076)	(37,524)
Guaranteed minimum benefit riders and related free standing derivatives	(37,947)	5,175	(9,284)
Equity-indexed annuities	2,659	(15,207)	—

Income before income taxes and certain derivatives	39,233	14,362	24,479

     Modco/Funds Withheld Treaties- Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modified coinsurance or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit spread. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit spread, will have a negative impact on the fair value of the embedded derivative (decrease in income).
     In 2009, the change in fair value of the embedded derivative increased revenues by $78.4 million, partially offset by the related deferred acquisition expenses of $45.3 million, for a positive pre-tax income impact of $33.1 million, primarily due to a decrease in investment credit spreads. During 2008, credit spreads widened sharply, particularly in the second half of the year. As a result, the change in fair value of the embedded derivative decreased revenues by $427.8 million, partially offset by the related deferred acquisition expenses of $246.7 million, for a negative pre-tax income impact of $181.1 million.
     Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. In 2009, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, was $38.9 million and deferred acquisition expenses were $76.9 million for a negative pre-tax income impact of $38.0 million. In 2008, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments was negative $89.0 million and deferred acquisition expenses were negative $94.2 million for a pre-tax income impact of $5.2 million.
     Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with equity-indexed annuities, after adjustments for related deferred acquisition expenses and retrocession. In 2009 and 2008, expenses decreased $2.7 million and increased $15.2 million respectively.
     The changes in derivatives discussed above are considered unrealized by management and do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Discussion and analysis before certain derivatives:
     The increase in income before taxes and certain derivatives in 2009 of $24.9 million is primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. In addition, investment related gains in funds withheld portfolios, included in investment income, increased $20.5 million before deferred acquisition costs. These increases were partially offset by an $7.7 million increase in policy acquisition costs as a result of deferred acquisition costs recoverability testing of deferred acquisition costs for new business issues. The decrease in income before income taxes and derivatives in 2008 of $10.1 million was primarily due to a combination of investment related losses in funds withheld portfolios, included in investment income, of $15.3 million before deferred acquisition costs and an increase in realized investment related losses of approximately $7.1 million, net of deferred acquisition costs. Higher mortality and fee income earned on the variable annuity transactions also contributed to income in both 2009 and 2008.
     The 2009 increase of $223.6 million and the 2008 decrease of $78.2 million in revenue before certain derivatives, was driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense. Also impacting revenue were investment related gains and losses in the funds withheld portfolios which increased approximately $20.5 million in 2009 and decreased $15.3 million in 2008, both before deferred acquisition costs. These investment related gains and losses are reflected in investment income.
     The average invested asset base supporting this sub-segment was $5.1 billion, $5.1 billion and $4.8 billion for 2009, 2008 and 2007, respectively. The asset base in 2009 was relatively flat compared to 2008 due to annuity contract surrenders which led to a decline in the account value and related invested asset base, offset by new business written on an existing equity-indexed treaty. The growth in the asset base in 2008 was driven by new business on an existing equity-indexed treaty, a new fixed-annuity transaction and a new guaranteed investment contract, together adding approximately $700.0 million to the asset base of this sub-segment. Invested assets outstanding were $5.2 billion as of December 31, 2009 compared to $5.1 billion in 2008. As of December 31, 2009, $3.6 billion of the invested assets were funds withheld at interest, of which 94.9% of the balance was associated with equity-indexed annuity treaties with one client. As of December 31, 2008, $3.4 billion of the invested assets were funds withheld at interest, of which 91.1% of the balance was associated with equity-indexed annuity treaties with one client.
     The 2009 increase of $198.7 million and the 2008 decrease of $68.1 million in benefits and expenses before certain derivatives were primarily due to changes in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. These changes were mostly offset by a corresponding increase or decrease in investment income.
Financial Reinsurance
     The U.S. Financial Reinsurance sub-segment income before income taxes consists primarily of net fees earned on financial reinsurance transactions. Financial reinsurance risks are assumed by the U.S. segment and a portion are retroceded to other insurance companies or brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
     Income before income taxes increased by $4.1 million, or 34.4%, and decreased by $0.8 million, or 6.3%, in 2009 and 2008, respectively. The increase in 2009 was primarily related to new treaties written in the fourth quarter. The decrease in 2008 was primarily due to one treaty, which was recaptured late in 2007.
     At December 31, 2009, 2008 and 2007, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $1.2 billion, $0.5 billion and $0.5 billion, respectively. The pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion, and therefore, can fluctuate from period to period.

Canada Operations
     The Company conducts reinsurance business in Canada through RGA Canada, a wholly-owned subsidiary. RGA Canada assists clients with capital management and mortality and morbidity risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, critical illness, and group life and health reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance.

For the year ended December 31,
(dollars in thousands)	2009	2008	2007

Revenues:
Net premiums	$614,831	$534,271	$487,136
Investment income, net of related expenses	137,750	140,434	124,634
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(168)	(2,608)	(5)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	26	—	—
Other investment related gains (losses), net	23,662	1,519	7,458

Total investment related gains (losses), net	23,520	(1,089)	7,453
Other revenues	1,134	18,332	182

Total revenues	777,235	691,948	619,405

Benefits and expenses:
Claims and other policy benefits	501,061	456,072	425,498
Interest credited	75	365	726
Policy acquisition costs and other insurance expenses	146,990	110,177	91,234
Other operating expenses	22,774	23,068	20,404

Total benefits and expenses	670,900	589,682	537,862

Income before income taxes	$106,335	$102,266	$81,543

     Reinsurance in force for the Canada operation totaled approximately $276.8 billion, $209.5 billion, and $217.7 billion at December 31, 2009, 2008, and 2007, respectively. On a Canadian dollar basis, reinsurance in force for the Canada operation reflected continued growth and totaled approximately C$290.2 billion, C$255.4 billion, and C$217.4 billion at December 31, 2009, 2008, and 2007, respectively.
     Income before income taxes increased by $4.1 million, or 4.0%, and $20.7 million, or 25.4%, in 2009 and 2008, respectively. The increase in income before income taxes in 2009 was primarily due to an increase in investment related gains of $24.6 million compared to 2008. This increase was largely offset by a generally weaker Canadian dollar, which resulted in a decrease in income before income taxes of approximately $5.8 million. The segment’s 2009 results also reflect slightly adverse mortality experience, excluding creditor business, compared to very favorable mortality in 2008. In addition, the 2008 income before income taxes reflects the favorable net effect of $6.8 million from the recaptures of a previously assumed and a previously retroceded treaty. The increase in income before income taxes in 2008 compared to 2007 was primarily due to higher premium volume, favorable mortality experience and an increase in the aforementioned recapture fees which added $6.8 million. The 2008 increase was largely offset by a decrease of $8.5 million in investment related gains and losses. In 2008, strength in the Canadian dollar resulted in an increase in income before income taxes of approximately $0.7 million.
     Net premiums increased $80.6 million, or 15.1%, and $47.1 million, or 9.7%, in 2009 and 2008, respectively. Premiums from creditor treaties increased by $63.6 million in 2009 and $14.4 million in 2008. On a Canadian dollar basis, net premiums increased approximately 23.0% in 2009 compared to 2008. Creditor and group life and health premiums represented 29.0%, 20.9% and 17.5% of net premiums in 2009, 2008 and 2007, respectively. The remaining increases are primarily due to new business from both new and existing treaties. The segment added new business production, measured by face amount of insurance in force, of $43.9 billion, $51.2 billion and $46.8 billion during 2009, 2008 and 2007, respectively. Management believes industry consolidation, changing capital levels in the life insurance industry and the established practice of reinsuring mortality risks should continue to provide opportunities for new business, albeit at rates less than historically experienced. Additionally, foreign currency exchange fluctuation in the Canadian dollar resulted in a decrease in net premiums of approximately $42.2 million and an increase of approximately $2.2 million in 2009 and 2008, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies, and therefore may fluctuate from period to period.
     Net investment income decreased $2.7 million, or 1.9%, and increased $15.8 million, or 12.7%, in 2009 and 2008, respectively. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in net investment income of approximately $9.3 million and an increase of approximately $0.9 million in 2009 and 2008, respectively. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income in 2008 was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
     Other revenues decreased by $17.2 million in 2009 but increased by $18.2 million in 2008 compared to 2007. The decrease in 2009 was primarily due to the absence of recapture fees while the increase in 2008 was due to an increase of $16.2 million in recapture fees.
     Loss ratios for this segment were 81.5%, 85.4% and 87.3% in 2009, 2008 and 2007, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances (policy acquisition costs) are normally higher as a percentage of premiums. Loss ratios for creditor business were 35.7%, 52.0% and 44.8% in 2009, 2008 and 2007, respectively. The higher creditor loss ratio in 2008 reflects the release of retroceded reserves of $10.4 million from the recapture of a previously retroceded block of creditor business. Excluding creditor business and the aforementioned recaptures in 2008, the loss ratios for this segment were 97.8%, 92.9% and 96.2% in 2009, 2008 and 2007, respectively. The higher loss ratio in 2009 is primarily the result of slightly adverse mortality experience compared to very favorable mortality experience in 2008. The lower loss ratio for 2008 is primarily due to favorable mortality experience compared to 2007. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of long-term permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in later years when those level premiums may not cover expected increasing mortality or claim costs. Excluding creditor business, claims and other policy benefits, as a percentage of net premiums and investment income were 75.0%, 70.1% and 73.5% in 2009, 2008 and 2007, respectively.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums totaled 23.9%, 20.6% and 18.7% in 2009, 2008 and 2007, respectively. Policy acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 55.5%, 51.6% and 49.6% in 2009, 2008 and 2007, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.6%, 12.4% and 11.6% in 2009, 2008 and 2007, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels, significantly caused by the mix of first year coinsurance business versus yearly renewable term business. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
     Other operating expenses decreased $0.3 million, or 1.3%, and increased $2.7 million, or 13.1%, in 2009 and 2008, respectively. The effect of changes in the Canadian dollar exchange rates resulted in a decrease in operating expenses of approximately $1.2 million and an increase of approximately $1.1 million in 2009 and 2008, respectively. Other operating expenses as a percentage of net premiums were 3.7%, 4.3% and 4.2% in 2009, 2008 and 2007, respectively.
Europe & South Africa Operations
     The Europe & South Africa segment includes operations in France, Germany, India, Italy, Mexico, the Netherlands, Poland, South Africa, Spain and the UK. The segment provides life reinsurance for a variety of products through yearly renewable term and coinsurance agreements, reinsurance of critical illness coverage and to a lesser extent, the reinsurance of longevity risk related to payout annuities. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

For the year ended December 31,
(dollars in thousands)	2009	2008	2007

Revenues:
Net premiums	$781,952	$707,768	$678,551
Investment income, net of related expenses	32,240	32,993	26,167
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,418)	(9,857)	(209)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	558	—	—
Other investment related gains (losses), net	4,112	1,170	(1,974)

Total investment related gains (losses), net	1,252	(8,687)	(2,183)
Other revenues (losses)	11,436	401	(144)

Total revenues	826,880	732,475	702,391

Benefits and expenses:
Claims and other policy benefits	656,485	532,292	515,660
Interest credited	—	—	1,019
Policy acquisition costs and other insurance expenses	37,753	69,422	84,749
Other operating expenses	80,301	65,075	53,496

Total benefits and expenses	774,539	666,789	654,924

Income before income taxes	$52,341	$65,686	$47,467

     Income before income taxes decreased by $13.3 million, or 20.3%, and increased by $18.2 million or 38.4%, in 2009 and 2008, respectively. The decrease in income before income taxes in 2009 was primarily due to an increase in claims and other policy benefits and an unfavorable foreign currency exchange fluctuation partially offset by a decrease in policy acquisition costs and other insurance expenses. In addition, a retrocession block of business was recaptured in 2009 that increased income before income taxes by $6.0 million. The increase in income before income taxes for 2008 was primarily due to increased net premiums and decreased policy acquisition costs and other insurance expenses partially offset by adverse claims experience and an unfavorable foreign currency exchange fluctuation. In addition, a block of business was recaptured in 2008 that increased income before income taxes by $6.1 million. Unfavorable foreign currency exchange fluctuations contributed to a decrease in income before income taxes totaling approximately $2.1 million and $8.6 million in 2009 and 2008, respectively.
     Net premiums grew by $74.2 million, or 10.5%, and $29.2 million, or 4.3%, in 2009 and 2008, respectively. These increases were primarily the result of new business from both new and existing treaties. The segment added new business production, measured by face amount of insurance in force, of $121.1 billion, $87.5 billion and $61.3 billion during 2009, 2008 and 2007, respectively. During 2009 and 2008, there were unfavorable foreign currency exchange fluctuations, particularly from the British pound, the euro and the South African rand weakening against the U.S. dollar, which decreased net premiums by approximately $107.5 million and $47.7 million, respectively.
     A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $212.1 million, $236.4 million and $235.2 million in 2009, 2008 and 2007, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
     Net investment income decreased $0.8 million, or 2.3%, and increased $6.8 million, or 26.1%, in 2009 and 2008, respectively. The decrease in 2009 can primarily be attributed to a decrease in investment yield. The increase in 2008 can be attributed to growth in the invested asset base and increased investment yield. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Loss ratios for this segment were 84.0%, 75.2% and 76.0% in 2009, 2008 and 2007, respectively. During 2009, a retrocession block of business was recaptured which had the effect of increasing the loss ratio. Excluding this recapture, the loss ratio for 2009 was 82.2%. During 2008, a block of business was recaptured which had the effect of lowering the loss ratio. Excluding this recapture, the loss ratio for 2008 was 77.0%. The increases in the loss ratios for 2009 and 2008 were primarily due to unfavorable claims experience in the UK and South Africa. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.8%, 9.8% and 12.5% for 2009, 2008 and 2007, respectively. Excluding the aforementioned recaptures, policy acquisition costs and other insurance expenses as a percentage of net premiums were 6.3% in 2009 and 8.8% in 2008. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
     Other operating expenses increased $15.2 million, or 23.4%, and $11.6 million, or 21.6%, in 2009 and 2008, respectively. Other operating expenses as a percentage of net premiums totaled 10.3%, 9.2% and 7.9% in 2009, 2008 and 2007, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into Central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
Asia Pacific Operations
     The Asia Pacific segment includes operations in Australia, Hong Kong, Japan, Malaysia, Singapore, New Zealand, South Korea, Taiwan and mainland China. The principal types of reinsurance include life, critical illness, disability income, superannuation, and financial reinsurance. Superannuation is the Australian government mandated compulsory retirement savings program. Superannuation funds accumulate retirement funds for employees, and, in addition, offer life and disability insurance coverage. Reinsurance agreements may be facultative or automatic agreements covering primarily individual risks and in some markets, group risks.

For the year ended December 31,
(dollars in thousands)	2009	2008	2007

Revenues:
Net premiums	$998,927	$1,000,814	$864,550
Investment income, net of related expenses	61,335	47,400	36,388
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(6,172)	(4,997)	(150)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	804	—	—
Other investment related gains (losses), net	5,165	2,336	(1,379)

Total investment related gains (losses), net	(203)	(2,661)	(1,529)
Other revenues	25,029	12,320	9,197

Total revenues	1,085,088	1,057,873	908,606

Benefits and expenses:
Claims and other policy benefits	817,052	799,376	692,859
Policy acquisition costs and other insurance expenses	106,405	107,076	99,285
Other operating expenses	78,085	65,912	56,372

Total benefits and expenses	1,001,542	972,364	848,516

Income before income taxes	$83,546	$85,509	$60,090

     Income before income taxes decreased by $2.0 million, or 2.3%, and increased by $25.4 million, or 42.3%, in 2009 and 2008, respectively. The decrease in income before income taxes in 2009 was primarily related to increased claims and other policy benefits throughout the segment. The increase in income before income taxes in 2008 was primarily due to increased net premiums and favorable mortality experience throughout the segment. Foreign currency exchange fluctuations resulted in a negligible increase to income before income taxes in 2009 and an increase of approximately $3.6 million in 2008.
     Net premiums decreased by $1.9 million, or 0.2%, and increased by $136.3 million, or 15.8%, in 2009 and 2008, respectively. The decrease in premiums in 2009 was due to a decrease of $61.3 million, collectively, in Korea, Taiwan and New Zealand largely offset by an increase of $54.3 million, collectively, in Australia, Hong Kong and Japan compared to 2008. The premium growth in 2008 was primarily the result of increases in Australia, Korea, Taiwan and Japan, collectively adding approximately $121.4 million to net premiums compared to 2007. The segment added new business production, measured by face amount of insurance in force, of $21.0 billion, $31.9 billion and $30.1 billion during 2009, 2008 and 2007, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
     Throughout most of 2009, there were unfavorable foreign currency fluctuations, particularly in the Australian dollar, Korean won, New Zealand dollar and Taiwanese dollar, against the U.S. dollar. The overall effect of changes in Asia Pacific segment currencies was a decrease in 2009 net premiums of approximately $58.0 million compared to 2008. The unfavorable foreign currency exchange fluctuation in 2009 was partially offset by an increase in net premiums that was primarily the result of new business from both new and existing treaties. During 2008, there was an unfavorable foreign currency fluctuation, particularly in the Korean won, offset by a favorable fluctuation in the Japanese yen, against the U.S. dollar. The overall effect of changes in local Asia Pacific segment currencies was a decrease in 2008 net premiums of approximately $5.0 million compared to 2007.
     A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums from this coverage totaled $181.2 million, $213.8 million, and $189.8 million in 2009, 2008 and 2007, respectively.
     Net investment income increased $13.9 million, or 29.4%, and $11.0 million, or 30.3%, in 2009 and 2008, respectively. These increases can be primarily attributed to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
     Other revenues increased by $12.7 million, or 103.2%, and $3.1 million, or 34.0%, in 2009 and 2008, respectively. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At December 31, 2009 and 2008, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.5 billion and $0.6 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
     Loss ratios for this segment were 81.8%, 79.9% and 80.1% for 2009, 2008 and 2007, respectively. The increase in 2009 compared with 2008 was primarily related to an increase in benefits as a percentage of net premiums in Australia, New Zealand and Taiwan. Loss ratios between 2008 and 2007 were relatively consistent. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
     Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.7%, 10.7% and 11.5% for 2009, 2008 and 2007, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
     Other operating expenses increased $12.2 million, or 18.5%, and $9.5 million, or 16.9%, in 2009 and 2008, respectively. Other operating expenses as a percentage of net premiums totaled 7.8%, 6.6% and 6.5% in 2009, 2008 and 2007, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
Corporate and Other
     Corporate and Other revenues include investment income from invested assets not allocated to support segment operations and undeployed proceeds from the Company’s capital raising efforts, in addition to unallocated investment related gains and losses. Corporate expenses consist of the offset to capital charges allocated to the operating segments within the policy acquisition costs and other insurance expenses line item, unallocated overhead and executive costs, and interest expense related to debt and trust preferred securities. Additionally, Corporate and Other includes results from, among others, RTP, a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment.

For the year ended December 31,
(dollars in thousands)	2009	2008	2007

Revenues:
Net premiums	$8,728	$6,816	$4,030
Investment income, net of related expenses	76,240	78,838	96,577
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(22,582)	(17,893)	(1,573)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(975)	—	—
Other investment related gains (losses), net	7,281	(21,324)	(10,949)

Total investment related gains (losses), net	(16,276)	(39,217)	(12,522)
Other revenues	53,393	4,346	8,867

Total revenues	122,085	50,783	96,952

Benefits and expenses:
Claims and other policy benefits (income)	49	988	43
Interest credited	121	—	—
Policy acquisition costs and other insurance expenses (income)	(43,480)	(46,124)	(35,305)
Other operating expenses	45,782	30,192	45,387
Interest expense	69,940	76,161	76,906
Collateral finance facility expense	8,268	28,723	52,031

Total benefits and expenses	80,680	89,940	139,062

Income (loss) before income taxes	$41,405	$(39,157)	$(42,110)

     Income (loss) before income taxes increased by $80.6 million, or 205.7%, and $3.0 million, or 7.0%, in 2009 and 2008, respectively. The increase in income in 2009 is primarily due to a $22.9 million decrease in investment related losses, a $49.0 million increase in other revenues, a $20.5 million decrease in collateral finance facility expense and a $6.2 million decrease in interest expense slightly offset by a $15.6 million increase in other expenses. The increase in income in 2008 is primarily due to a $26.7 million increase in investment related losses, due to investment impairments, a $17.7 million decrease in investment income, largely offset by a $23.3 million decrease in collateral finance facility expense, a $10.8 million decrease in policy acquisition costs and other insurance expenses and a $15.2 million decrease in other operating expenses.
     Total revenues increased $71.3 million, or 140.4%, and decreased $46.2 million, or 47.6%, in 2009 and 2008, respectively. The increase in revenues in 2009 was due to an decrease in investment related losses of $22.9 million, reflecting improved economic conditions, and an increase in other revenues related to the recognition of a gain on the repurchase of long-term debt of $38.9 million and a $4.8 million foreign exchange gain on the repayment of debt related to the Company’s credit facility denominated in British pounds. Slightly offsetting these increases were investment related losses of $3.0 million related to the expected final disposition of the Company’s direct insurance operations in Argentina and a decrease in investment income of $2.6 million. The decrease in revenues in 2008 was due to a $17.7 million decrease in net investment income largely due to lower investment returns on floating rate investments used to fund the Company’s collateral finance facility and a $26.7 million increase in investment related losses due to realized investment losses as compared to the recognition of a $10.5 million currency translation loss recognized in 2007 related to the pending sale of the direct insurance operations in Argentina.
     Total benefits and expenses decreased $9.3 million or 10.3%, and decreased $49.1 million or 35.3%, in 2009 and 2008, respectively. The decrease in total benefits and expenses in 2009 was primarily due to a $20.5 million decrease in collateral finance facility expense due to reduced variable interest rates and decreased interest expense of $6.2 million primarily due to lower interest provisions for income taxes related to uncertain tax positions. The decrease in interest expense related to the above-mentioned debt repurchase was largely offset by additional interest expense related to the issuance of $400.0 million in senior notes in the fourth quarter of 2009. These decreases were partially offset by a $15.6 million increase in other expenses due to increased compensation-related costs. The decrease in total benefits and expenses in 2008 was primarily due to a $23.3 million decrease in collateral finance facility expense due to substantially reduced variable interest rates in the current year. Additionally, other operating expenses decreased $15.2 million in 2008 primarily related to a decrease in equity based compensation and policy acquisition costs and other insurance expenses decreased $10.8 million, primarily due to increased charges to the operating segments for the use of capital.

Discontinued Operations
     Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statements of income for 2008 and 2007 reflect this line of business as a discontinued operation. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. The loss from discontinued accident and health operations, net of income taxes, decreased to $11.0 million in 2008 from $14.4 million in 2007 due primarily to fewer settlements arising out of previously contested matters. Revenues associated with discontinued operations, which were not reported on a gross basis in the Company’s consolidated statements of income in 2008 and 2007 totaled $2.1 million and $2.0 million, respectively. As of December 31, 2009, there were no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations.
Deferred Acquisition Costs
     DAC related to interest-sensitive life and investment-type contracts is amortized over the lives of the contracts, in relation to the present value of estimated gross profits (“EGP”) from mortality, investment income, and expense margins. The EGP for asset-intensive products include the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (3) estimated costs of administration. EGP is also reduced by the Company’s estimate of future losses due to defaults in fixed maturity securities as well as the change in reserves for embedded derivatives. DAC is sensitive to changes in assumptions regarding these EGP components, and any change in such assumptions could have an effect on the Company’s profitability.
     The Company periodically reviews the EGP valuation model and assumptions so that the assumptions reflect a reasonable view of future experience. Two assumptions are considered to be most significant: (1) estimated interest spread, and (2) estimated future policy lapses. The following table reflects the possible change that would occur in a given year if assumptions, as a percentage of current deferred policy acquisition costs related to asset-intensive products ($1,177.6 million as of December 31, 2009), are changed as illustrated:

	One-Time Increase	One-Time Decrease
Quantitative Change in Significant Assumptions:	in DAC	in DAC
Estimated interest spread increasing (decreasing) 25 basis points from the current spread	2.15%	-2.26%

Estimated future policy lapse rates decreasing (increasing) 20% on a permanent basis (including surrender charges)	1.91%	-1.31%
     In general, a change in assumption that improves the Company’s expectations regarding EGP is going to have the effect of deferring the amortization of DAC into the future, thus increasing earnings and the current DAC balance. DAC can be no greater than the initial DAC balance plus interest and would be subject to recoverability testing which is ignored for purposes of this analysis. Conversely, a change in assumption that decreases EGP will have the effect of speeding up the amortization of DAC, thus reducing earnings and lowering the DAC balance. The Company also adjusts DAC to reflect changes in the unrealized gains and losses on available-for-sale fixed maturity securities since these changes affect EGP. This adjustment to DAC is reflected in accumulated other comprehensive income.
     The DAC associated with the Company’s non-asset-intensive business is less sensitive to changes in estimates for investment yields, mortality and lapses. In accordance with generally accepted accounting principles, the estimates include provisions for the risk of adverse deviation and are not adjusted unless experience significantly deteriorates to the point where a premium deficiency exists.

     The following table displays DAC balances for asset-intensive business and non-asset-intensive business by segment as of December 31, 2009:

	Asset-Intensive	Non-Asset-Intensive	Total
(dollars in thousands)	DAC	DAC	DAC
U.S.	$1,177,619	$1,340,526	$2,518,145
Canada	—	317,125	317,125
Europe & South Africa	—	458,188	458,188
Asia Pacific	—	404,561	404,561
Corporate and Other	—	953	953

Total	$1,177,619	$2,521,353	$3,698,972

     As of December 31, 2009, the Company estimates that approximately 91.2% of its DAC balance is collateralized by surrender fees due to the Company and the reduction of policy liabilities, in excess of termination values, upon surrender or lapse of a policy.
Liquidity and Capital Resources
Current Market Environment
     During 2008, the capital and credit markets experienced extreme volatility and disruption. Between September 2008 and the first quarter of 2009, the volatility and disruptions intensified significantly. This environment was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, credit defaults, consolidations and government interventions. The U.S. and global financial markets have improved significantly since the first quarter of 2009.
     Results of operations in 2009 reflect a favorable change in the value of embedded derivatives as credit spreads tightened significantly since the first quarter of 2009. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $1,552.8 million at March 31, 2009 and $1,416.4 million at December 31, 2008 to $584.9 million at December 31, 2009. Likewise, gross unrealized gains have also improved. The recent market conditions have adversely affected the Company’s results of operations and financial position. From the third quarter of 2008 through the end of 2009, the Company incurred significant investment related losses as a result of impairments. Results of operations in 2008 also reflected a significant unfavorable change in the value of embedded derivatives, which is a direct result of widening credit spreads and changes in the risk-free rates in the U.S. debt markets.
     The Company continues to be in a position to hold its investment securities until recovery, provided it remains comfortable with the credit of the issuer. The Company does not rely on short-term funding or commercial paper, and therefore, to date, has experienced no liquidity pressure, nor does it anticipate such pressure in the foreseeable future. The Company has selectively reduced its exposure to distressed security issuers through security sales. Although management believes the Company’s current capital base is adequate to support its business at current operating levels, it continues to monitor new business opportunities and any associated new capital needs that could arise from the changing financial landscape.
     As witnessed during parts of 2008 and 2009, a general economic downturn or a downturn in the equity and other capital markets can adversely affect the market for many annuity and life insurance products. Because the Company obtains substantially all of its revenues through life and annuity reinsurance, its business would be adversely affected if the market for annuities or life insurance was adversely affected.
The Holding Company
     RGA is an insurance holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to its shareholders and interest payments on its indebtedness (See Note 15 — “Debt and Trust Preferred Securities” in the Notes to Consolidated Financial Statements). The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with RGA Reinsurance and RCM, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent upon these sources of liquidity.
     The Company believes that it has sufficient liquidity for the next 12 months to fund its cash needs under various scenarios that include the potential risk of the early recapture of a reinsurance treaty by the ceding company and significantly higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, preferred securities or common equity and, if necessary, the sale of invested assets subject to market conditions.
     See Note 3 — “Stock Transactions” and Note 15 — “Debt and Trust Preferred Securities” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s securities transactions.
Statutory Dividend Limitations
     RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory net gain from operations or 10% of statutory capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. RCM’s primary asset is its investment in RGA Reinsurance. As of January 1, 2010, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $141.3 million and $146.6 million, respectively. The MDI allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments from other subsidiaries are subject to regulations in the jurisdiction of domicile.
     The dividend limitations for RCM and RGA Reinsurance are based on statutory financial results. Statutory accounting practices differ in certain respects from accounting principles used in financial statements prepared in conformity with GAAP. Significant differences include deferred acquisition costs, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes.
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
Shareholder Dividends
     Historically, RGA has paid quarterly dividends ranging from $0.027 per share in 1993 to $0.09 per share in 2009. In January 2010, the quarterly dividend was increased to $0.12 per share. All future payments of dividends are at the discretion of RGA’s board of directors and will depend on the Company’s earnings, capital requirements, insurance regulatory conditions, operating conditions, and other such factors as the board of directors may deem relevant. The amount of dividends that RGA can pay will depend in part on the operations of its reinsurance subsidiaries. Under certain circumstances, RGA may be contractually prohibited from paying dividends on common stock, see discussion below in “Debt and Trust Preferred Securities”.
Debt and Trust Preferred Securities
     Certain of the Company’s debt agreements contain financial covenant restrictions related to, among other things, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of net worth, maximum ratios of debt to capitalization and change in control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material covenant default under any of the agreements which remains uncured, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any event which results in the acceleration of the maturity of indebtedness. The facility fee and interest rate for the Company’s credit facilities are based on its senior long-term debt ratings. A decrease in those ratings could result in an increase in costs for the credit facilities. As of December 31, 2009, the Company had $1,216.1 million in outstanding borrowings under its long-term debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends primarily on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
     In November 2009, RGA issued 6.45% Senior Notes due November 15, 2019 with a face amount of $400.0 million. These senior notes were registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $396.3 million and were designated for general corporate purposes. Capitalized issue costs were approximately $3.0 million.
     During 2009, the Company repurchased $80.2 million face amount of its 6.75% junior subordinated debentures for $39.2 million. The debt was purchased by RGA Reinsurance. As a result, the Company recorded a pre-tax gain of $38.9 million, after fees and unamortized discount, in other revenues in 2009.
     In March 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes were registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $50.0 million of indebtedness under a U.S. bank credit facility. The remaining net proceeds are designated for general corporate purposes. Capitalized issue costs were approximately $2.4 million.
     The Company maintains three revolving credit facilities, including a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of December 31, 2009, the Company had no cash borrowings outstanding and $373.9 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2011, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balances as of December 31, 2009.
     As of December 31, 2009, the average interest rate on long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.38% compared to 6.39% at the end of 2008. Interest is expensed on the face amount, or $225.0 million, of the Trust Preferred Securities at a rate of 5.75%.
     Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Collateral Finance Facility
     In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2009, the Company held assets in trust and in custody of $876.7 million for this purpose. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $8.3 million and $28.7 million in 2009 and 2008, respectively. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval, the return on Timberlake Re’s investment assets and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.

     In accordance with the general accounting principles for Consolidation, Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company’s financial statements. The Company’s consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.
Reinsurance Operations
     Reinsurance agreements, whether facultative or automatic, generally provide recapture provisions. Most U.S.-based reinsurance treaties include a recapture right for ceding companies, generally after 10 years. Outside of the U.S., treaties primarily include a mutually agreed upon recapture provision. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer. In some situations, the Company has the right to place assets in trust for the benefit of the ceding party in lieu of recapture. Additionally, certain treaties may grant recapture rights to ceding companies in the event of a significant decrease in RGA Reinsurance’s NAIC risk based capital ratio or financial strength rating. The RBC ratio trigger varies by treaty at amounts between 125% and 225% of the NAIC’s company action level. Financial strength rating triggers vary by treaty with the majority of the triggers reached if RGA Reinsurance’s financial strength rating falls five notches from its current rating of “AA-“ to the “BBB” level on the S&P scale. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Upon recapture, the Company would reflect a net gain or loss on the settlement of the assets and liabilities associated with the treaty. In some cases, the ceding company is required to pay the Company a recapture fee. The Company estimates approximately $294.5 billion of its gross assumed in force business, as of December 31, 2009, was subject to treaties where the ceding company could recapture in the event minimum levels of financial condition or ratings were not maintained.
Assets in Trust
     Some treaties give ceding companies the right to request that the Company place assets in trust for the benefit of the cedant to support statutory reserve credits in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2009, these treaties had approximately $1,059.3 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,022.4 million were held in trust for the benefit of certain subsidiaries of the Company to satisfy collateral requirements for reinsurance business at December 31, 2009. Additionally, securities with an amortized cost of $1,755.6 million as of December 31, 2009 were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another RGA subsidiary or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. If RGA was ever required to perform under these obligations, the risk to the consolidated company under the reinsurance treaties would not change; however, additional capital may be required due to the change in jurisdiction of the subsidiary reinsuring the business, which could lead to a strain on liquidity.
     Proceeds from the notes issued by Timberlake Financial and the Company’s direct investment in Timberlake Financial were deposited into a series of trust accounts as collateral and are not available to satisfy the general obligations of the Company. As of December 31, 2009 the Company held deposits in trust and in custody of $876.7 million for this purpose, which is not included above. See “Collateral Finance Facility” above for additional information on the Timberlake notes.
Guarantees
     RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $330.3 million and $273.6 million as of December 31, 2009 and 2008, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2009, RGA’s exposure related to these guarantees was $159.2 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $4.3 million as of December 31, 2009.
     In addition, the Company indemnifies its directors and officers pursuant to its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
Balance Sheet Arrangements
     The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amount of $86.6 million, $12.6 million and $7.0 million, respectively, at December 31, 2009. The Company anticipates that the majority of its current commitments will be invested over the next five years, however, contractually, these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost after consideration of any other-than-temporary impairments and included in other invested assets in the consolidated balance sheets.
     In order to reduce the level of statutory reserves, primarily in the U.S. and Canada, which generally exceed reserves required on an economic basis, the Company has entered into various reinsurance agreements with affiliated and unaffiliated reinsurers. In order for the Company to receive statutory reserve credit, the reinsurer must provide collateral for the benefit of the Company, usually in the form of assets in trust or letters of credit.
     The Company has not engaged in trading activities involving non-exchange-traded contracts reported at fair value, nor has it engaged in relationships or transactions with persons or entities that derive benefits from their non-independent relationship with the Company.
Cash Flows
     The Company’s principal cash inflows from its reinsurance operations include premiums and deposit funds received from ceding companies. The primary liquidity concerns with respect to these cash flows are early recapture of the reinsurance contract by the ceding company and lapses of annuity products reinsured by the Company. The Company’s principal cash inflows from its investing activities result from investment income and the maturity and sales of invested assets. The primary liquidity concern with respect to these cash inflows relates to the risk of default by debtors and interest rate volatility. The Company manages these risks very closely. See “Investments” and “Interest Rate Risk” below.
     Additional sources of liquidity to meet unexpected cash outflows in excess of operating cash inflows and current cash and equivalents on hand include selling short-term investments or fixed maturity securities and drawing funds under existing credit facilities, under which the Company had availability of $445.3 million as of December 31, 2009. The Company also has $685.6 million of funds available through collateralized borrowings from the Federal Home Loan Bank of Des Moines (“FHLB”).
     The Company’s principal cash outflows primarily relate to the payment of claims liabilities, interest credited, operating expenses, income taxes, and principal and interest under debt and other financing obligations. The Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts (See Note 2, “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements). The Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. The Company has never experienced a material default in connection with retrocession arrangements, nor has it experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires nor to the recoverability of future claims. The Company’s management believes its current sources of liquidity are adequate to meet its cash requirements for the next 12 months.
     The Company’s net cash flows provided by operating activities for the years ended December 31, 2009, 2008 and 2007, were $1,364.2 million, $727.0 million and $1,099.3 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid and working capital changes. Operating cash increased $637.3 million during 2009 as cash from premiums and investment income increased $277.7 million and $246.9 million, respectively, while operating net cash outlays decreased by $112.7 million. During 2008, operating cash decreased $372.3 million as cash from premiums increased $357.2 million but was more than offset by decreased investment income of $40.7 million and by higher operating net cash outlays of $688.8 million. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high-quality fixed maturity portfolio with positive liquidity characteristics. These securities are available-for-sale and could be sold if necessary to meet the Company’s short- and long-term obligations, subject to market conditions.
     Net cash used in investing activities was $1,939.1 million, $1,073.2 million and $976.9 million in 2009, 2008 and 2007, respectively. Changes in cash used in investing activities primarily relate to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities. The increase in net cash used in investing activities in 2009 was due in part to the investment of proceeds from the issuance of common stock in the fourth quarter of 2008 and senior notes issued in the fourth quarter of 2009. The increase in net cash used in investing activities in 2008 was primarily due to the investment of proceeds from investment type contracts.
     Net cash provided by financing activities was $195.0 million, $841.2 million and $116.6 million in 2009, 2008 and 2007, respectively. The decrease in cash provided by financing activities in 2009 was largely due to reduced deposits under investment type contracts, a $335.5 million decrease in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives and $62.5 million related to the repurchase and repayment of long-term debt. The increase in cash provided by financing activities in 2008 was largely due to deposits under investment type contracts and a $159.8 million increase in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives. Issuances of Company securities resulted in increases in cash provided by financing activities of $64.5 million and $36.6 million in 2009 and 2008, respectively.
Contractual Obligations
     The following table displays the Company’s contractual obligations, including obligations arising from its reinsurance business (in millions):

	Payment Due by Period
		Less than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years
Future policy benefits[1]	$(1,293.3)	$(645.2)	$(963.8)	$(574.2)	$889.9
Interest-sensitive contract liabilities[2]	13,070.5	905.2	1,908.0	1,895.5	8,361.8
Long — term debt, including interest	2,581.5	52.0	290.4	76.9	2,162.2
Fixed Rate Trust Pref Sec., including interest[3]	758.7	12.9	25.9	25.9	694.0
Collateral finance facility, including interest	901.2	10.0	86.0	71.1	734.1
Other policy claims and benefits	2,229.1	2,229.1	—	—	—
Operating leases	37.8	9.3	12.7	11.1	4.7
Limited partnerships	86.6	86.6	—	—	—
Investment purchase commitments	19.9	19.9	—	—	—

Total	$18,392.0	$2,679.8	$1,359.2	$1,506.3	$12,846.7

[1]	Future policyholder benefits include liabilities related primarily to the Company’s reinsurance of life and health insurance products. Amounts presented in the table above represent the estimated obligations as they become due to ceding companies for benefits under such contracts, and also include future premiums, allowances and other amounts due to or from the ceding companies as the result of the Company’s assumptions of mortality, morbidity, policy lapse and surrender risk as appropriate to the respective product. Total payments may vary materially from prior years due to the assumption of new treaties or as a result of changes in projections of future experience. All estimated cash payments presented in the table above are undiscounted as to interest, net of estimated future premiums on policies currently in force and gross of any reinsurance recoverable. The sum of the undiscounted estimated cash flows shown for all years in the table is a negative obligation of $(1,293.3) million compared to the discounted liability amount of $7,748.5 million included on the consolidated balance sheet, substantially all due to the effects of discounting the estimated cash flows. The time value of money is not factored into the calculations in the table above. In addition, differences will arise due to changes in the projection of future benefit payments compared with those developed when the reserve was established. Expected premiums exceed expected policy benefit payments and allowances due to the nature of the reinsurance treaties, which generally have increasing premium rates that exceed the increasing benefit payments.

[2]	Interest-sensitive contract liabilities include amounts related to the Company’s reinsurance of asset-intensive products, primarily deferred annuities and corporate-owned life insurance. Amounts presented in the table above represent the estimated obligations as they become due both to and from ceding companies relating to activity of the underlying policyholders. Amounts presented in the table above represent the estimated obligations under such contracts undiscounted as to interest, including assumptions related to surrenders, withdrawals, premium persistency, partial withdrawals, surrender charges, annuitizations, mortality, future interest credited rates and policy loan utilization. The sum of the obligations shown for all years in the table of $13,070.5 million exceeds the liability amount of $7,666.0 million included on the consolidated balance sheet principally due to the lack of discounting and accounting for separate account contracts.

[3]	Assumes that all securities will be held until the stated maturity date of March 18, 2051. For additional information on these securities, see “Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.
     Excluded from the table above are deferred income tax liabilities, unrecognized tax benefits, and accrued interest of $613.2 million, $221.0 million, and $34.1 million, respectively, for which the Company cannot reliably determine the timing of payment. Current income tax payable is also excluded from the table.
     The net funded status of the Company’s pension and other postretirement liabilities included within other liabilities has been excluded from the amounts presented in the table above. As of December 31, 2009, the Company had a net unfunded balance of $47.4 million related to pension and other postretirement liabilities. See Note 10 — “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for information related to the Company’s obligations and funding requirements for pension and other post-employment benefits.
Letters of Credit
     The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions similar to those described in the “Debt and Trust Preferred Securities” discussion above. At December 31, 2009, there were approximately $21.4 million of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure statutory reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the UK. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2009, $617.5 million in letters of credit from various banks were outstanding, but undrawn, backing reinsurance between the various subsidiaries of the Company.
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
     The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under the facility. At December 31, 2009, the Company had $373.9 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. In September 2009, the Company entered into a ten-year, $200.0 million letter of credit facility agreement. This letter of credit is expected to be fully utilized through 2016 and then amortize to zero by 2019. As of December 31, 2009, the Company had $200.0 million in issued, but undrawn, letters of credit under this new facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
     In 2006, the Company entered into a reinsurance agreement that requires it to post collateral for a portion of the business being reinsured. As part of the collateral requirements, a third party financial institution has issued a letter of credit for the benefit of the ceding company (the “beneficiary”), which may draw on the letter of credit to be reimbursed for valid claim payments not made by RGA pursuant to the reinsurance treaty. RGA is not a direct obligor under the letter of credit. To the extent the letter of credit is drawn by the beneficiary, reimbursement to the third party financial institution will be through reduction in amounts owed to RGA by the third party financial institution under a secured structured loan. RGA’s liability under the reinsurance agreement will be reduced by any amount drawn by the ceding company under the letter of credit. As of December 31, 2009, the structured loan totaled $150.7 million and the amount of the letter of credit totaled $150.7 million. The structured loan is recorded in “other invested assets” on RGA’s consolidated balance sheets.
Asset / Liability Management
     The Company manages its invested assets using an approach that is intended to balance quality, diversification, asset/liability matching, liquidity and investment return. The goals of the investment process are to optimize after-tax, risk-adjusted investment income and after-tax, risk-adjusted total return while managing the assets and liabilities on a cash flow and duration basis.
     The Company has established target asset portfolios for each major insurance product, which represent the investment strategies intended to profitably fund its liabilities within acceptable risk parameters. These strategies include objectives and limits for effective duration, yield curve sensitivity and convexity, liquidity, asset sector concentration and credit quality.
     The Company’s liquidity position (cash and cash equivalents and short-term investments) was $633.1 million and $933.5 million at December 31, 2009 and December 31, 2008, respectively. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
     The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at December 31, 2009 or 2008. The book value of securities subject to these agreements, if any, are included in fixed maturity securities while the repurchase obligations would be reported in other liabilities in the consolidated statement of financial position. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at December 31, 2009 or 2008.
     RGA Reinsurance is a member of the FHLB and holds $27.8 million of common stock in the FHLB, which is included in other invested assets on the Company’s consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB but had no outstanding traditional funding agreements with the FHLB at December 31, 2009 or 2008.
     In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $399.3 million and $199.3 million at December 31, 2009 and 2008, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.
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
Investments
     The Company had total cash and invested assets of $19.7 billion and $16.5 billion at December 31, 2009 and 2008, respectively, as illustrated below (dollars in thousands):

As of December 31,	2009	2008
Fixed maturity securities, available-for-sale	$11,763,358	$8,531,804
Mortgage loans on real estate	791,668	775,050
Policy loans	1,136,564	1,096,713
Funds withheld at interest	4,895,356	4,520,398
Short-term investments	121,060	58,123
Other invested assets	516,086	628,649
Cash and cash equivalents	512,027	875,403

Total cash and invested assets	$19,736,119	$16,486,140

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

				Increase / (Decrease)
	2009	2008	2007	2009	2008
Average invested assets at amortized cost	$13,013,390	$11,653,879	$10,637,020	11.7%	9.6%
Net investment income	747,730	701,039	633,621	6.7%	10.6%
Investment yield (ratio of net investment income to average invested assets)	5.75%	6.02%	5.96%	(27)bps	6 bps
     Investment yield decreased in 2009 as the decline of certain key indices such as LIBOR resulted in lower investment returns on the Company’s floating rate investments. In addition, recent economic conditions, have resulted in the decision to maintain a higher level of liquidity. Thus, the Company invested some of its cash flows in highly liquid assets with shorter maturities than what was previously held in the portfolio, which has also contributed to the decrease in the average yield of the portfolio. Investment yield increased in 2008 as the economic environment allowed the Company to invest in securities with higher spreads than those already held in the portfolio. Also in 2008, new liability structures with longer duration targets allowed the Company to invest in securities with longer maturities than what was held in the portfolio, which, in a positively-sloped yield curve environment, has also contributed to the increase in the average yields of the portfolio.
     All investments held by RGA and its subsidiaries are monitored for conformance with the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements for additional information regarding the Company’s investments.

Fixed Maturities and Equity Securities Available-for-Sale
     The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of December 31, 2009 and 2008 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
2009	Cost	Gains	Losses	Value	Total	in AOCI (1)
Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

(1)	See Note 4 — “Investments” under Fixed Maturities and Equity Securities Available-for-Sale in the Notes to Consolidated Financial Statements for additional information regarding AOCI.

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2008	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Other equity securities	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

     The Company’s fixed maturity securities are invested primarily in U.S. and foreign corporate bonds, mortgage- and asset-backed securities, and Canadian government securities. As of December 31, 2009 and 2008, approximately 94.8% and 96.7%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment-grade.
     Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are primarily invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, which represented approximately 45.9% of total fixed maturities at December 31, 2009, compared to 46.7% at December 31, 2008. The tables below show the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at December 31, 2009 and 2008 (dollars in thousands):

December 31, 2009
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

December 31, 2008
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
     The National Association of Insurance Commissioners (“NAIC”) assigns securities quality ratings and uniform valuations called “NAIC Designations” which are used by insurers when preparing their statutory filings. The NAIC assigns designations to publicly traded as well as privately placed securities. The designations assigned by the NAIC range from class 1 to class 6, with designations in classes 1 and 2 generally considered investment grade (BBB or higher rating agency designation). NAIC designations in classes 3 through 6 are generally considered below investment grade (BB or lower rating agency designation).
     The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at December 31, 2009 and 2008 was as follows (dollars in thousands):

		December 31, 2009			December 31, 2008
NAIC	Rating Agency	Amortized	Estimated	% of	Amortized	Estimated	% of
Designation	Designation	Cost	Fair Value	Total	Cost	Fair Value	Total
1	AAA/AA/A	$8,457,812	$8,716,920	74.1%	$7,001,968	$6,607,730	77.4%
2	BBB	2,401,885	2,433,144	20.7	1,991,276	1,649,513	19.3
3	BB	455,539	381,242	3.3	268,276	195,088	2.3
4	B	210,252	145,206	1.2	77,830	50,064	0.6
5	CCC and lower	75,486	70,165	0.6	33,945	22,538	0.3
6	In or near default	15,983	16,681	0.1	9,553	6,871	0.1

	Total	$11,616,957	$11,763,358	100.0%	$9,382,848	$8,531,804	100.0%

     The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009		December 31, 2008
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Residential mortgage-backed securities:
Agency	$771,787	$797,354	$851,507	$868,479
Non-agency	722,234	659,190	379,616	280,706

Total residential mortgage-backed securities	1,494,021	1,456,544	1,231,123	1,149,185
Commercial mortgage-backed securities	1,177,621	1,028,864	1,085,062	760,590
Asset-backed securities	522,760	451,936	484,577	339,378

Total	$3,194,402	$2,937,344	$2,800,762	$2,249,153

     The residential mortgage-backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. The weighted average credit rating of the residential mortgage-backed securities was “AA+” at December 31, 2009 and 2008. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
     As of December 31, 2009 and 2008, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,655.0 million and $1,573.4 million, and estimated fair values of $1,439.1 and $1,143.3 million. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA” and “AA+” at December 31, 2009 and 2008, respectively. Approximately 65.1% and 83.7%, based on estimated fair value, were classified in the “AAA” category at December 31, 2009 and 2008, respectively. The Company recorded other-than-temporary impairments of $7.8 million, net of non-credit adjustments, in its direct investments in commercial mortgage-backed securities for the year ended December 31, 2009. The Company did not record any other-than-temporary impairments in its direct investments in commercial mortgage-backed securities in 2008. The following tables summarize the securities by rating and underwriting year at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$192,355	$204,592	$24,346	$23,355	$20,123	$17,016
2004	46,462	45,390	2,363	2,361	11,632	8,388
2005	159,802	153,569	30,893	26,038	43,694	29,720
2006	292,369	280,475	41,649	34,854	41,128	34,859
2007	223,827	216,853	6,922	2,267	64,860	56,996
2008	19,050	19,790	29,211	26,617	—	—
2009	16,638	16,422	1,485	1,532	—	—

Total	$950,503	$937,091	$136,869	$117,024	$181,437	$146,979

Continued	December 31, 2009
	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$21,118	$15,634	$2,980	$2,309	$260,922	$262,906
2004	1,918	1,634	—	—	62,375	57,773
2005	24,580	16,718	25,318	17,148	284,287	243,193
2006	26,257	19,091	47,951	22,392	449,354	391,671
2007	82,460	68,428	128,193	62,440	506,262	406,984
2008	—	—	25,384	12,204	73,645	58,611
2009	—	—	—	—	18,123	17,954

Total	$156,333	$121,505	$229,826	$116,493	$1,654,968	$1,439,092

	December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$250,720	$254,690	$24,276	$17,518	$28,432	$16,744
2004	50,245	46,737	2,147	999	10,603	3,835
2005	200,140	136,101	2,530	682	54,173	30,079
2006	306,478	234,575	16,219	6,074	45,346	31,379
2007	362,226	256,163	50,648	14,343	59,013	20,636
2008	30,017	28,501	23,387	10,698	18,342	11,186

Total	$1,199,826	$956,767	$119,207	$50,314	$215,909	$113,859

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$18,144	$11,938	$—	$—	$321,572	$300,890
2004	—	—	—	—	62,995	51,571
2005	3,679	776	—	—	260,522	167,638
2006	15,283	8,709	1,305	941	384,631	281,678
2007	—	—	—	—	471,887	291,142
2008	—	—	—	—	71,746	50,385

Total	$37,106	$21,423	$1,305	$941	$1,573,353	$1,143,304

     Asset-backed securities include credit card and automobile receivables, sub-prime mortgage-backed securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA” at December 31, 2009 and 2008. The Company owns floating rate securities that represent approximately 19.0% and 20.0% of the total fixed maturity securities at December 31, 2009 and 2008, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.

     As of December 31, 2009 and 2008, the Company held investments in securities with sub-prime mortgage exposure with amortized costs totaling $164.6 million and $230.1 million, and estimated fair values of $104.3 million and $147.8 million, respectively. Those amounts include exposure to sub-prime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BBB+” and “AA-” at December 31, 2009 and 2008, respectively. Additionally, the Company has largely avoided investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. The Company recorded other-than-temporary impairments of $40.6 million, net of non-credit adjustments, and $11.6 million, in its subprime portfolio for the years ended December 31, 2009 and 2008, respectively, due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The following tables summarize the securities by rating and underwriting year at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$7,782	$6,599	$1,841	$1,438	$5,231	$3,197
2004	—	—	14,784	11,227	5,280	3,803
2005	15,034	12,181	23,248	20,349	6,506	2,779
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$975	$431	$2,739	$1,116	$18,568	$12,781
2004	—	—	18,249	9,327	38,313	24,357
2005	23,419	12,162	18,215	8,243	86,422	55,714
2006	4,985	1,507	4,566	2,563	9,551	4,070
2007	—	—	11,709	7,372	11,709	7,372
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$29,379	$14,100	$55,478	$28,621	$164,563	$104,294

	December 31, 2008
	AAA		AA		A
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$11,007	$9,116	$6,509	$4,320	$1,813	$1,227
2004	—	—	21,220	13,437	33,728	26,228
2005	37,134	27,793	36,424	26,471	6,514	2,582
2006	135	134	4,500	2,076	4,998	1,991
2007	—	—	888	283	—	—
2008	—	—	—	—	—	—

Total	$48,276	$37,043	$69,541	$46,587	$47,053	$32,028

Continued	December 31, 2008
	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2003 & Prior	$413	$77	$807	$106	$20,549	$14,846
2004	—	—	7,900	5,727	62,848	45,392
2005	11,908	6,529	17,905	5,739	109,885	69,114
2006	3,442	2,618	3,287	449	16,362	7,268
2007	—	—	19,588	10,880	20,476	11,163
2008	—	—	—	—	—	—

Total	$15,763	$9,224	$49,487	$22,901	$230,120	$147,783

     Alt-A is a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At December 31, 2009 and 2008, the Company’s Alt-A securities had an amortized cost of $176.6 million and $197.7 million, respectively, with an unrealized loss of $21.9 million and $39.9 million, respectively. As of December 31, 2009, 56.4% of the Alt-A securities were rated “AA−” or better. This amount includes securities directly held by the Company and securities held by ceding companies that support the Company’s funds withheld at interest investment. The Company recorded other-than-temporary impairments of $14.6 million, net of non-credit adjustments, and $16.5 million, in its Alt-A securities portfolio for the years ended December 31, 2009 and 2008, respectively, due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on certain securities will not be received.
     At December 31, 2009 and 2008, the Company’s fixed maturity and funds withheld portfolios included approximately $601.8 million and $538.2 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company invested in insured collateralized debt obligation (“CDO”) structures backing sub-prime investments of approximately $0.2 million and $0.1 million at December 31, 2009 and 2008, respectively. The insured securities are primarily investment grade, at issuance, without the benefit of the insurance provided by the financial guarantor and therefore the Company does not expect to incur significant realized losses as a result of the financial difficulties encountered by several of the financial guarantors. In addition to the insured securities, the Company held investment-grade securities issued by financial guarantors totaling $8.3 million and $13.4 million in amortized cost at December 31, 2009 and 2008, respectively.
     The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of December 31, 2009 and 2008, the Company held in its general portfolio $41.0 million and $6.8 million, respectively, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities with the increase attributable to purchases of senior unsecured agency debentures. Additionally, as of December 31, 2009 and 2008, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $543.6 million and $359.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of December 31, 2009 and 2008, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $0.9 billion and $1.1 billion, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total book value of $0.7 million and $0.7 million at December 31, 2009 and 2008, respectively. As a result of the U.S. government intervention and cessation of dividend payments, the Company recorded an other-than-temporary impairment of its preferred holdings of Fannie Mae and Freddie Mac totaling $12.2 million in 2008. The Company did not record any further other-than-temporary impairments on its preferred holdings of Fannie Mae and Freddie Mac in 2009.
     The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. See “Investments — Other-than-Temporary Impairment” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional information. The Company recorded $132.3 million, net of non-credit adjustments, $131.1 million and $8.5 million in other-than-temporary investment impairments in 2009, 2008 and 2007, respectively. The impairments in 2008 and 2009 are due primarily to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, credit defaults, consolidations and government interventions. The table below summarizes other-than-temporary impairments for 2009, net of non-credit adjustments, 2008 and 2007 (dollars in thousands).

Years Ended December 31,	2009	2008	2007
Asset Class
Subprime / Alt-A / Other structured securities	$71,789	$30,361	$68
Corporate / Other fixed maturity securities	41,000	82,952	7,393
Equity securities	11,058	17,232	1,020
Other	8,471	526	—

Total	$132,318	$131,071	$8,481

     During 2009 and 2008, the Company sold fixed maturity securities and equity securities with fair values of $687.8 million and $536.7 million at losses of $73.0 million and $24.1 million, respectively, or at 90.4% and 95.7% of book value, respectively. The Company generally does not engage in short-term buying and selling of securities.
     At December 31, 2009 and 2008, the Company had $584.9 million and $1,416.4 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	December 31,
	2009	2008
Sector:
U.S. corporate securities	26%	46%
Canadian and Canada provincial governments	4	1
Residential mortgage-backed securities	12	7
Foreign corporate securities	7	12
Asset-backed securities	14	10
Commercial mortgage-backed securities	29	23
State and political subdivisions	3	1
U.S. government and agencies	3	—
Other foreign government securities	2	—

Total	100%	100%

Industry:
Finance	25%	33%
Asset-backed	13	10
Industrial	7	19
Mortgage-backed	41	31
Government	12	1
Utility	2	6

Total	100%	100%

     The following table presents the total gross unrealized losses for 1,316 and 1,716 fixed maturity securities and equity securities at December 31, 2009 and 2008, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2009			December 31, 2008
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	1,112	$254,075	43.4%	980	$324,390	22.9%
20% or more for less than six months	38	69,322	11.9	561	796,747	56.3
20% or more for six months or greater	166	261,483	44.7	175	295,302	20.8

Total	1,316	$584,880	100.0%	1,716	$1,416,439	100.0%

     As of December 31, 2009 and 2008, respectively, 71.4% and 92.7% of these securities were investment grade and 43.4% and 22.9% had fair values that were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit spreads since the time the securities were purchased.
     While all of these securities are monitored for potential impairment, the Company believes due to continued uncertain market conditions and liquidity concerns, and the high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary includes the Company’s analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
     The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,316 and 1,716 fixed maturity securities and equity securities that have estimated fair values below amortized cost at December 31, 2009 and 2008, respectively. These investments are presented by class and grade of security, as well as the length of time the estimated fair value has remained below amortized cost.

	December 31, 2009
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

	December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Non-redeemable preferred stock	$49,376	$22,316	$61,249	$41,844	$110,625	$64,160
Other equity securities	11,804	4,607	—	—	11,804	4,607

Total equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

     As of December 31, 2009, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity profile. As of December 31, 2009, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity profile.
     As of December 31, 2009 and 2008, respectively, the Company classified approximately 15.3% and 17.1% of its fixed maturity securities in the Level 3 category (refer to Note 6 — “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
     Mortgage loans represented approximately 4.0% and 4.7% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively. As of December 31, 2009, all mortgages were U.S. based with approximately 86.6% invested in mortgages on commercial offices, industrial properties and retail locations. The Company’s mortgage loans generally range in size up to $15.0 million, with the average mortgage loan investment as of December 31, 2009 totaling approximately $4.3 million. The mortgage loan portfolio was diversified by geographic region and property type as discussed further in Note 4 — “Investments” in the Notes to Consolidated Financial Statements.
     Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008

Balance at January 1,	$526	$—
Additions	8,327	526
Deductions	(3,069)	—

Balance at December 31,	$5,784	$526

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008

Impaired loans with valuation allowances	$14,967	$3,853
Impaired loans without valuation allowances	14,317	18,125

Subtotal	29,284	21,978
Less: Valuation allowances on impaired loans	5,784	526

Impaired loans	$23,500	$21,452

     The Company’s average investment in impaired loans was $3.3 million and $3.7 million as of December 31, 2009 and 2008 respectively. Interest income on impaired loans was $0.8 million and $1.3 million for the twelve months ended December 31, 2009 and 2008, respectively.
Policy Loans
     Policy loans comprised approximately 5.8% and 6.7% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
     The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts. The funds withheld receivable balance totaled $4.9 billion and $4.5 billion at December 31, 2009 and 2008, respectively, of which $3.4 billion and $3.1 billion, respectively, were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Under these principles, the Company’s funds withheld receivable under certain reinsurance arrangements incorporate credit risk exposures that are unrelated or only partially related to the creditworthiness of the obligor and include an embedded derivative feature that is not clearly and closely related to the host contract. Therefore, the embedded derivative feature must be measured at fair value on the consolidated balance sheets and changes in fair value reported in income. See “Embedded Derivatives” in Note 2 — “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for further discussion.
     Funds withheld at interest comprised approximately 24.8% and 27.4% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively. Of the $4.9 billion funds withheld at interest balance as of December 31, 2009, $3.4 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed by the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimated the yields were approximately 7.69%, 3.54% and 6.42% for the years ended December 31, 2009, 2008 and 2007, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” and “A+” at December 31, 2009 and 2008, respectively. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
     Based on data provided by ceding companies at December 31, 2009 and 2008, funds withheld at interest were approximately (dollars in thousands):

	December 31, 2009
			% of Total
		Estimated	Estimated
Underlying Security Type:	Book Value	Fair Value	Fair Value
Segregated portfolios:
Investment grade U.S. corporate securities	$1,919,159	$1,942,720	50.5%
Below investment grade U.S. corporate securities	202,713	157,109	4.1
Structured securities	1,133,204	945,167	24.6
Foreign corporate securities	13,169	14,701	0.4
U.S. government and agency debentures	499,763	543,226	14.2
Derivatives(1)	160,382	197,860	5.2
Other	37,161	36,487	1.0

Total segregated portfolios	3,965,551	3,837,270	100.0%

Non-segregated portfolios	1,364,299	1,364,299
Embedded derivatives(2)	(434,494)	—

Total funds withheld at interest	$4,895,356	$5,201,569

	December 31, 2008
			% of Total
		Estimated	Estimated
Underlying Security Type:	Book Value	Fair Value	Fair Value
Segregated portfolios:
Investment grade U.S. corporate securities	$1,737,178	$1,442,007	44.8%
Below investment grade U.S. corporate securities	73,245	59,336	1.8
Structured securities	1,141,435	892,895	27.7
Foreign corporate securities	15,531	14,819	0.5
U.S. government and agency debentures	740,782	784,421	24.3
Derivatives(1)	22,906	(971)	—
Other	29,743	29,743	0.9

Total segregated portfolios	3,760,820	3,222,250	100.0%

Non-segregated portfolios	1,272,466	1,272,466
Embedded derivatives(2)	(512,888)	—

Total funds withheld at interest	$4,520,398	$4,494,716

(1)	Derivatives primarily consist of S&P 500 options which are used to hedge liabilities and interest credited for equity-indexed annuity contracts reinsured by the Company.

(2)	Represents the fair value of embedded derivatives related to reinsurance written on a modified coinsurance or funds withheld basis and subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives for the segregated portfolios. When the segregated portfolios are presented on a fair value basis in the “Estimated Fair Value” column, the calculation of a separate embedded derivative is not applicable.
     Based on data provided by the ceding companies at December 31, 2009, the maturity distribution of the segregated portfolio portion of funds withheld at interest was approximately (dollars in thousands):

	December 31, 2009
			% of Total
		Estimated	Estimated
Maturity:	Book Value	Fair Value	Fair Value
Within one year	$154,251	$190,367	4.5%
More than one, less than five years	464,526	464,345	11.0
More than five, less than ten years	822,715	826,186	19.6
Ten years or more	2,911,546	2,743,859	64.9

Subtotal	4,353,038	4,224,757	100.0%

Less: Reverse repurchase agreements	(387,487)	(387,487)

Total all years	$3,965,551	$3,837,270

Other Invested Assets
     Other invested assets represented approximately 2.6% and 3.8% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts.

	December 31,
	2009	2008
Equity securities	$58,359	$35,975
Non-redeemable preferred stock	113,198	123,399
Limited partnerships	156,573	140,077
Structured loans	150,677	101,380
Derivatives	24,156	206,341
Other	13,123	21,477

Total other invested assets	$516,086	$628,649

     The Company recorded $12.0 million, $17.2 million and $1.0 million in other-than-temporary impairments on other invested assets in 2009, 2008 and 2007, respectively.
     The Company has utilized derivative financial instruments, primarily to protect the Company against possible changes in the fair value of its investment portfolio as a result of interest rate changes, to hedge liabilities associated with the reinsurance of variable annuities with guaranteed living benefits and to manage the portfolio’s effective yield, maturity and duration. In addition, the Company has used derivative financial instruments to reduce the risk associated with fluctuations in foreign currency exchange rates. The Company uses both exchange-traded and customized over-the-counter derivative financial instruments. The Company’s use of derivative financial instruments historically has not been significant to its financial position.
     The following table presents the notional amounts and fair value of investment related derivative instruments held at December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009			December 31, 2008
		Carrying Value/			Carrying Value/
	Notional	Fair Value		Notional	Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Interest rate swaps	$1,410,353	$17,962	$47,738	$694,499	$155,189	$2,484
Financial futures	200,436	—	—	260,568	—	—
Foreign currency swaps	226,715	—	9,008	296,497	48,943	—
Foreign currency forwards	40,500	2,200	—	31,300	2,209	—
Consumer Price Index (CPI) swaps	124,034	1,631	—	—	—	—
Credit default swaps	367,500	2,363	249	290,000	—	7,705

Total	$2,369,538	$24,156	$56,995	$1,572,864	$206,341	$10,189

     The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the net positive fair value at the reporting date less collateral held by the Company. The Company held derivative assets related to its derivative contracts with counterparties of $24.2 million and $206.3 million at December 31, 2009 and 2008, respectively. However, due to counterparty netting arrangements, the Company had no credit exposure at December 31, 2009. In addition, the derivative assets of $206.3 million held by the Company at December 31, 2008 were collateralized with $159.8 million of cash collateral from the counterparty. The decrease in derivative assets in 2009 is primarily due to the termination of the Company’s foreign currency swaps used to hedge its investment in its Canada operation, which were outstanding as of December 31, 2008.
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
Enterprise Risk Management
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
     The corporate risk management framework is directed by the chief risk officer. Risk management officers from all areas of the Company support the chief risk officer in this effort. The chief risk officer provides quarterly risk management updates to the board of directors, executive management and the internal risk management officers.
     Specific risk assessments and descriptions can be found below and in Item 1A — “Risk Factors”.
Mortality Risk Management
     In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 17 such cases of over-retained policies, for amounts averaging $1.6 million over the Company’s normal retention limit. The largest amount in excess of the Company’s retention on any one life is $6.3 million. The Company enters into agreements with other reinsurers to mitigate the risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life in the U.S. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
     The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2009, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $20 million in claims, the Program covers the next $80 million in claims, and the Company retains all claims in excess of $100 million. The Program covers reinsurance programs worldwide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program excludes, among other things, losses from earthquakes occurring in California, and would not cover losses from pandemics. The Program is insured by 14 insurance companies and Lloyd’s Syndicates, with only one single entity providing more than $10 million of coverage.

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
     Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Re, RGA Barbados, RGA Americas, RGA Worldwide or RGA Atlantic. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of December 31, 2009, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that were not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Interest Rate Risk:
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
     Interest rate sensitivity analysis is used to measure the Company’s interest rate price risk by computing estimated changes in fair value of fixed rate assets and liabilities in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have fixed rate instruments classified as trading securities. The Company’s projected loss in fair value of financial instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2009 and 2008 was $355.5 million and $169.6 million, respectively.
     The calculation of fair value is based on the net present value of estimated discounted cash flows expected over the life of the market risk sensitive instruments, using market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources, with adjustments made to reflect the shift in the treasury yield curve as appropriate.

     At December 31, 2009, the Company’s estimated changes in fair value were within the targets outlined in the Company’s investment policy.
     Interest rate sensitivity analysis is also used to measure the Company’s interest rate cash flow risk by computing estimated changes in the cash flows expected in the near term attributable to floating rate assets and liabilities in the event of a range of assumed changes in market interest rates. This analysis assesses the risk of loss in cash flows in the near term in market risk sensitive floating rate instruments in the event of a hypothetical 10% change (increase or decrease) in market interest rates. The Company does not have variable rate instruments classified as trading securities. The Company’s projected decrease in cash flows in the near term associated with floating rate instruments in the event of a 10% unfavorable change in market interest rates at its fiscal years ended December 31, 2009 and 2008 was $6.8 million and $2.7 million, respectively.
     The cash flows from interest payments move in the same direction as interest rates for the Company’s floating rate instruments. The volatility in mortgage prepayments partially offsets the cash flows from interest. At December 31, 2009, the Company’s estimated changes in cash flows were within the targets outlined in the Company’s investment policy.
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
Foreign Currency Risk:
     The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. The Company has in place net investment hedges for a portion of its investments in its Canada and Australia operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros, and the South African rand.
Market Risk Associated with Annuities with Guaranteed Minimum Benefits:
     The Company reinsures variable annuities including those with guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of December 31, 2009 and 2008.

	December 31,
(dollars in millions)	2009	2008
No guaranteed minimum benefits	$1,231.2	$1,063.1
GMDB only	78.7	53.5
GMIB only	5.7	3.9
GMAB only	62.1	43.7
GMWB only	1,563.0	795.0
GMDB / WB	437.4	287.1
Other	34.3	24.3

Total variable annuity account values	$3,412.4	$2,270.6

Fair value of guaranteed living benefits	$23.7	$276.4
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
Consolidation and Business Combinations
     In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.
     In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
     In December 2007, the FASB amended the general accounting principles for Business Combinations. This amendment establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. The FASB also amended the general accounting principles for Consolidation as it relates to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The amendments are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.
Investments
     In April 2009, the FASB amended the general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. This amendment updates the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if the Company has the intent to sell or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. This amendment also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in accumulated other comprehensive income (“AOCI”). If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will be recognized in net income. This amendment is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The required disclosures are provided in Note 4 — “Investments” in the Notes to Consolidated Financial Statements.
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
Transfers and Servicing
     In June 2009, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the transfers of financial assets. This amendment also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
     In February 2008, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for transfers of financial assets and repurchase financing transactions. This amendment provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The amendment is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
Derivatives and Hedging
     In March 2008, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to the disclosures about derivative instruments and hedging activities. This amendment requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The amendment is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this amendment in the first quarter of 2009. The required disclosures are provided in Note 5 — “Derivative Instruments” in the Notes to Consolidated Financial Statements.
Fair Value Measurements and Disclosures
     In January 2010, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the disclosures about fair value measurements. This amendment requires new disclosures about the transfers in and out of Level 1 and 2 measurements and also enhances disclosures about the activity within the Level 3 measurements. It also clarifies the required level of disaggregation and the disclosures regarding valuation techniques and inputs to fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the enhanced Level 3 disclosures. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

     In September 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the fair value measurement of investments in certain entities that calculate net asset value per share. This amendment allows the fair value of certain investments to be measured on the basis of the net asset value. It also requires disclosure, by major category type, of the attributes of those investments, such as the nature of any restrictions on redemption, any unfunded commitments, and the investment strategies of the investees. The amendment is effective for interim and annual reporting periods ending after December 15, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
     In August 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to measuring liabilities at fair value. This amendment provides guidance for measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that the inclusion of a separate input, used in the fair value measurement, relating to the existence of a restriction that prevents the transfer of a liability is not necessary. The amendment is effective for interim and annual reporting beginning after issuance. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
     In April 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining fair value when the volume and level of activity for asset or liability have significantly decreased and identifying transactions that are not orderly. This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. It also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, it requires additional disclosures about fair value measurements in annual and interim reporting periods. This amendment is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements. The required disclosures are provided in Note 6 — “Fair Value of Financial Instruments” in the Notes to Consolidated Financial Statements.
     In October 2008, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining the fair value of a financial asset when the market for that asset is not active. This amendment clarifies the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The amendment was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of the amendment. The Company also adopted an amendment that delayed the effective date of fair value measurement for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date was delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
     In September 2006, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to defining fair value, establishing a framework for measuring fair value, establishing a fair value hierarchy based on the inputs used to measure fair value and enhanced disclosure requirements for fair value measurements. The Company adopted the amendment effective January 1, 2008. The Company’s adoption of the amendment resulted in a pre-tax gain of approximately $3.9 million, included in interest credited, related primarily to the decrease in the fair value of embedded derivative liabilities associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
Compensation
     In December 2008, the FASB amended the general accounting principles for Compensation as it relates to employers disclosures about postretirement benefit plan assets. This amendment provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by this amendment is effective for financial statements with fiscal years ending after December 15, 2009. The Company has adopted this amendment. The required disclosures are provided in Note 10 — “Employee Benefit Plans” in the Notes to Consolidated Financial Statements.

Debt
     In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.
Equity
     In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Information required by Item 7A is contained in Item 7 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk”
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $11,616,957 and $9,382,848 at December 31, 2009 and 2008, respectively)	$11,763,358	$8,531,804
Mortgage loans on real estate	791,668	775,050
Policy loans	1,136,564	1,096,713
Funds withheld at interest	4,895,356	4,520,398
Short-term investments	121,060	58,123
Other invested assets	516,086	628,649

Total investments	19,224,092	15,610,737
Cash and cash equivalents	512,027	875,403
Accrued investment income	107,447	87,424
Premiums receivable and other reinsurance balances	850,096	640,235
Reinsurance ceded receivables	716,480	735,155
Deferred policy acquisition costs	3,698,972	3,610,334
Other assets	140,387	99,530

Total assets	$25,249,501	$21,658,818

Liabilities and Stockholders’ Equity
Future policy benefits	$7,748,480	$6,431,530
Interest-sensitive contract liabilities	7,666,002	7,690,942
Other policy claims and benefits	2,229,083	1,923,018
Other reinsurance balances	106,706	173,645
Deferred income taxes	613,222	310,360
Other liabilities	792,775	585,199
Long-term debt	1,216,052	918,246
Collateral finance facility	850,037	850,035
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,217	159,035

Total liabilities	21,381,574	19,042,010

Commitments and contingent liabilities (See Note 14)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,523 at December 31, 2009 and 73,363,398 at December 31, 2008)	734	734
Warrants	66,912	66,914
Additional paid-in-capital	1,463,101	1,450,041
Retained earnings	2,055,549	1,682,087
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	210,878	19,794
Unrealized appreciation (depreciation) of securities, net of income taxes	104,457	(553,407)
Pension and postretirement benefits, net of income taxes	(16,126)	(14,658)

Total stockholders’ equity before treasury stock	3,885,505	2,651,505
Less treasury shares held of 373,861 and 740,195 at cost at December 31, 2009 and 2008, respectively	(17,578)	(34,697)

Total stockholders’ equity	3,867,927	2,616,808

Total liabilities and stockholders’ equity	$25,249,501	$21,658,818

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$5,725,161	$5,349,301	$4,909,026
Investment income, net of related expenses	1,122,462	871,276	907,904
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(128,834)	(113,313)	(7,461)
Other-than-temporary impairments on fixed maturity securities transferred to accumulated other comprehensive income	16,045	—	—
Other investment related gains (losses), net	146,937	(533,892)	(171,255)

Total investment related gains (losses), net	34,148	(647,205)	(178,716)
Other revenues	185,051	107,831	80,147

Total revenues	7,066,822	5,681,203	5,718,361

Benefits and Expenses:
Claims and other policy benefits	4,819,426	4,461,932	3,983,996
Interest credited	323,738	233,179	246,066
Policy acquisition costs and other insurance expenses	958,326	357,899	647,832
Other operating expenses	294,779	242,917	236,612
Interest expense	69,940	76,161	76,906
Collateral finance facility expense	8,268	28,723	52,031

Total benefits and expenses	6,474,477	5,400,811	5,243,443

Income from continuing operations before income taxes	592,345	280,392	474,918
Provision for income taxes	185,259	92,577	166,645

Income from continuing operations	407,086	187,815	308,273
Discontinued operations:
Loss from discontinued accident and health operations, net of income taxes	—	(11,019)	(14,439)

Net income	$407,086	$176,796	$293,834

Basic earnings per share:
Income from continuing operations	$5.59	$2.94	$4.98
Discontinued operations	—	(0.17)	(0.23)

Net income	$5.59	$2.77	$4.75

Diluted earnings per share:
Income from continuing operations	$5.55	$2.88	$4.80
Discontinued operations	—	(0.17)	(0.23)

Net income	$5.55	$2.71	$4.57

Dividends declared per share	$0.36	$0.36	$0.36

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

							Accumulated
				Additional			Other
	Preferred	Common		Paid In	Retained	Comprehensive	Comprehensive	Treasury
	Stock	Stock	Warrants	Capital	Earnings	Income	Income	Stock	Total
Balance, January 1, 2007	$—	$631	$66,915	$1,081,433	$1,285,174		$433,351	$(74,689)	$2,792,815
Comprehensive income:
Net income					293,834	$293,834			293,834
Other comprehensive income (loss), net of income tax
Currency translation adjustments						112,920			112,920
Unrealized investment losses, net of related offsets and reclassification adjustment						(22,411)			(22,411)
Unrealized pension and postretirement benefits adjustment						2,946			2,946

Other comprehensive income						93,455	93,455

Comprehensive income						$387,289

Dividends to stockholders					(22,256)				(22,256)
Purchase of treasury stock								(4,502)	(4,502)
Reissuance of treasury stock				22,523	(16,630)			30,593	36,486

Balance, December 31, 2007	—	631	66,915	1,103,956	1,540,122		526,806	(48,598)	3,189,832
Comprehensive income:
Net income					176,796	$176,796			176,796
Other comprehensive loss, net of income tax
Currency translation adjustments						(202,193)			(202,193)
Unrealized investment losses, net of related offsets and reclassification adjustment						(866,577)			(866,577)
Unrealized pension and postretirement benefits adjustment						(6,307)			(6,307)

Other comprehensive loss						(1,075,077)	(1,075,077)

Comprehensive loss						$(898,281)

Dividends to stockholders					(23,329)				(23,329)
Issuance of common stock, net of expenses		103		331,770					331,873
Warrant conversion			(1)	6					5
Purchase of treasury stock								(3,104)	(3,104)
Reissuance of treasury stock				14,309	(11,502)			17,005	19,812

Balance, December 31, 2008	—	734	66,914	1,450,041	1,682,087		(548,271)	(34,697)	2,616,808
Comprehensive income:
Net income					407,086	$407,086			407,086
Other comprehensive income (loss), net of income tax
Currency translation adjustments						191,084			191,084
Unrealized investment gains, net of related offsets and reclassification adjustment						672,735			672,735
Reclassification adjustment for other-than-temporary impairments						(10,429)			(10,429)
Unrealized pension and postretirement benefits adjustment						(1,468)			(1,468)

Other comprehensive income						851,922	851,922

Comprehensive income						$1,259,008

Effect of reclassifying noncredit component of previously recognized impairment losses on fixed maturities, available for sale, net					4,442		(4,442)		—
Dividends to stockholders					(26,212)				(26,212)
Warrant conversion			(2)	3					1
Purchase of treasury stock								(1,607)	(1,607)
Reissuance of treasury stock				13,057	(11,854)			18,726	19,929

Balance, December 31, 2009	$—	$734	$66,912	$1,463,101	$2,055,549		$299,209	$(17,578)	$3,867,927

See accompanying notes to consolidated financial statements.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$407,086	$176,796	$293,834
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(16,652)	(12,398)	(8,336)
Premiums receivable and other reinsurance balances	(72,803)	(83,402)	(351)
Deferred policy acquisition costs	3,357	(648,525)	(280,693)
Reinsurance ceded balances	18,676	(12,842)	(158,743)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	907,732	715,521	950,269
Deferred income taxes	(81,195)	47,617	101,758
Other assets and other liabilities, net	337,707	14,840	81,913
Amortization of net investment premiums, discounts and other	(134,524)	(89,942)	(75,655)
Investment related (gains) losses, net	(34,148)	647,205	178,716
Gain on repurchase of long-term debt	(38,875)	—	—
Excess tax benefits from share-based payment arrangement	(2,605)	(3,815)	(4,476)
Other, net	70,480	(24,073)	21,078

Net cash provided by operating activities	1,364,236	726,982	1,099,314

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,952,773	1,771,503	2,038,767
Maturities of fixed maturity securities available-for-sale	66,791	130,370	82,369
Purchases of fixed maturity securities available-for-sale	(4,693,875)	(2,726,438)	(2,824,961)
Cash invested in mortgage loans on real estate	(84,107)	(4,475)	(157,045)
Cash invested in policy loans	(67,039)	(66,077)	(64,923)
Cash invested in funds withheld at interest	(76,594)	(89,743)	(84,844)
Principal payments on mortgage loans on real estate	50,278	60,586	61,513
Principal payments on policy loans	27,188	28,802	20,878
Change in short-term investments and other invested assets	(114,473)	(177,690)	(48,623)

Net cash used in investing activities	(1,939,058)	(1,073,162)	(976,869)

Cash Flows from Financing Activities:
Dividends to stockholders	(26,212)	(23,329)	(22,256)
Proceeds from long-term debt issuance	396,344	—	295,311
Repurchase of long-term debt	(39,960)	—	—
Net repayments under credit agreements	(22,539)	—	(78,871)
Proceeds from offering of common stock, net and warrant conversion	—	331,878	—
Purchases of treasury stock	(1,607)	(3,104)	(4,502)
Excess tax benefits from share-based payment arrangement	2,605	3,815	4,476
Exercise of stock options, net	6,304	6,601	13,058
Change in securities sold under agreements to repurchase and cash collateral for derivative positions	(175,776)	129,657	30,094
Excess deposits (payments) on universal life and other investment type policies and contracts	55,840	395,645	(120,719)

Net cash provided by financing activities	194,999	841,163	116,591
Effect of exchange rate changes on cash	16,447	(23,931)	4,887

Change in cash and cash equivalents	(363,376)	471,052	243,923
Cash and cash equivalents, beginning of period	875,403	404,351	160,428

Cash and cash equivalents, end of period	$512,027	$875,403	$404,351

Supplementary information:
Cash paid for interest	$72,719	$99,691	$114,320
Cash paid for income taxes, net of refunds	$25,573	$23,159	$24,236
See accompanying notes to consolidated financial statements.

Reinsurance Group of America, Incorporated
Notes to consolidated financial statements
For the years ended December 31, 2009, 2008 and 2007
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
The accompanying consolidated financial statements include the accounts of RGA and its subsidiaries, both direct and indirect, subject to an ownership position greater than fifty percent, and any variable interest entities where the Company is the primary beneficiary. Entities in which the Company has an ownership position greater than twenty percent, but less than or equal to fifty percent are reported under the equity method of accounting. The Company evaluates variable interest entities in accordance with the general accounting principles for Consolidation. Intercompany balances and transactions have been eliminated.
The Company has determined that there were no subsequent events, other than as disclosed in Note 22 – “Subsequent Event”, that would require disclosure or adjustments to the accompanying consolidated financial statements through February 26, 2010, the date the financial statements were issued.

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
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances, net of any unamortized premium or discount and valuation allowances. A mortgage loan is considered to be impaired when, based on the current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the mortgage agreement. Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The Company establishes valuation allowances for estimated impairments as of the balance sheet date. Such valuation allowances are based on the excess carrying value of the loan over the present value of expected future cash flows discounted at the loan’s original effective interest rate, the value of the loan’s collateral if the loan is in the process of foreclosure or otherwise collateral dependent, or the loan’s market value if the loan is being sold. Any subsequent adjustments to the valuation allowances will be treated as investment gains (losses), net. The Company will continue to accrue interest on loans until it is probable the Company will not receive interest or the loan is 90 days past due. Any interest accrued or received on the net carrying amount of the impaired loan will be included in investment income or applied to the principal of the loan.
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
Other-than-Temporary Impairment
Impairment losses on equity securities are recognized in net income. The way in which impairment losses on fixed maturity securities are recognized in the financial statements is dependent on the facts and circumstances related to the specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, it recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If the Company does not expect to recover the amortized cost basis, it does not plan to sell the security and if it is not more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any recorded credit loss, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in investment related gains (losses), net and the non-credit loss portion in AOCI.
The cost of other invested assets is adjusted for impairments in value deemed to be other-than-temporary in the period in which the determination is made. These impairments are included within investment related gains (losses), net and the cost basis of the investment securities is reduced accordingly. The Company does not change the revised cost basis for subsequent recoveries in value. However, the Company will adjust the cost basis for any necessary accretion or amortization.
The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. See Note 4 — “Investments” for additional information regarding the Company’s assessment of other-than-temporary impairments on its securities.
Derivative Instruments
Overview
Derivatives are financial instruments whose values are derived from interest rates, foreign currency exchange rates, or other financial indices. The Company utilizes a variety of derivative instruments including swaps, forwards and futures, primarily to manage or hedge interest rate risk, foreign currency risk and various other market risks associated with its business. The Company does not invest in derivatives for speculative purposes. It is the Company’s policy to enter into derivative contracts primarily with highly rated parties. See Note 5 – “Derivative Instruments” for additional detail on the Company’s derivative positions.
Accounting and Financial Statement Presentation of Derivatives
Derivatives are carried on the Company’s consolidated balance sheets in other invested assets or as liabilities within other liabilities, at fair value. Certain derivatives are subject to master netting provisions and reported as a net asset or liability. On the date a derivative contract is executed, the Company designates the derivative as (1) a fair value hedge, (2) a cash flow hedge, (3) a foreign currency hedge, (4) a net investment hedge in a foreign operation or (5) held for other risk management purposes, which primarily involve managing asset or liability risks associated with the Company’s reinsurance treaties which do not qualify for hedge accounting.
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
Changes in the fair value of free-standing derivative instruments, which do not receive accounting hedge treatment, are reflected in investment related gains (losses), net.
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
The majority of the Company’s funds withheld at interest balances are associated with its reinsurance of annuity contracts, the majority of which were subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. Management believes the embedded derivative feature in each of these reinsurance treaties is similar to a total return swap on the assets held by the ceding companies. The valuation of these embedded derivatives is sensitive to the credit spread environment. The change in the fair value of these embedded derivatives increased revenues in 2009 by $78.4 million and reduced revenues in 2008 by $427.8 million. These changes in fair values of the embedded derivatives are net of a $301.7 million decrease in revenues and a $376.3 million increase in revenues for the years ended December 31, 2009 and 2008, respectively, associated with the Company’s own credit risk. The change in fair value, which is a non-cash item, also affects the amortization of deferred acquisition costs since the Company is required to include it in its expectation of gross profits. The fair value of the embedded derivatives is included in the funds withheld at interest line item on the consolidated balance sheets. The change in the fair value of the embedded derivatives is recorded in investment related gains (losses), net on the consolidated income statements.
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

Fair Value Measurements
General accounting principles for Fair Value Measurements and Disclosures defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and enhances disclosure requirements for fair value measurements. In compliance with these principles, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.
In accordance with the general accounting principles for Fair Value Measurements and Disclosures, assets and liabilities recorded at fair value on the consolidated balance sheets are categorized as follows:

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
Premiums Receivable
Premiums are accrued when due and in accordance with information received from the ceding company. When a ceding company fails to report information on a timely basis, the Company records accruals based on the terms of the reinsurance treaty as well as historical experience. Other management estimates include adjustments for lapsed premiums given historical experience, the financial health of specific ceding companies, collateral value and the legal right of offset on related amounts (i.e. allowances and claims) owed to the ceding company. Under the legal right of offset provisions in its reinsurance treaties, the Company can withhold payments for allowances and claims for unpaid premiums. Based on its review of these factors and historical experience, the Company did not believe a provision for doubtful accounts was necessary as of December 31, 2009 or 2008.
Deferred Policy Acquisition Costs
Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. The Company performs periodic tests to establish that Deferred Policy Acquisition Costs (“DAC”) remain recoverable at all times, including at issue, and if financial performance significantly deteriorates to the point where a premium deficiency exists, a cumulative charge to current operations will be recorded. As a result of recoverability testing for new business issues, a charge of approximately $7.7 million to current operations was recorded in the Asset Intensive sub-segment in 2009 with projected revenue deemed insufficient to cover future benefits and expenses.

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
Goodwill and Value of Business Acquired
Goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed at least annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. From 2007 through 2009, there were no changes to goodwill as a result of acquisitions or disposals. Goodwill as of December 31, 2009 and 2008 totaled $7.0 million including accumulated amortization of $1.0 million, and was related to the purchase by the Company’s U.S. operations of RGA Financial Group L.L.C. in 2000. The value of business acquired is amortized in proportion to the ratio of annual premium revenues to total anticipated premium revenues or in relation to the present value of estimated profits. Anticipated premium revenues have been estimated using assumptions consistent with those used in estimating reserves for future policy benefits. The carrying value is reviewed at least annually for indicators of impairment in value. The value of business acquired was approximately $1.3 million and $1.7 million, including accumulated amortization of $12.1 million and $11.7 million, as of December 31, 2009 and 2008, respectively. The value of business acquired amortization expense for the years ended December 31, 2009, 2008 and 2007 was $0.4 million, $0.4 million, and $0.6 million, respectively. These amortized balances are included in other assets on the consolidated balance sheets. Amortization of the value of business acquired is estimated to be $0.3 million, $0.2 million, $0.2 million, $0.1 million and $0.1 million during 2010, 2011, 2012, 2013 and 2014, respectively.
Other Assets
In addition to the goodwill and value of business acquired previously discussed, other assets primarily includes separate accounts, unamortized debt issuance costs, capitalized software, and other capitalized assets. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2009 and 2008, the Company had unamortized computer software costs of approximately $13.1 million and $13.3 million, respectively. During 2009, 2008 and 2007, the Company amortized computer software costs of $3.5 million, $3.4 million, and $4.4 million, respectively. Amortization of software costs is recorded on a straight-line basis over periods ranging from three to ten years. Carrying values are reviewed periodically for indicators of impairment in value.
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
In establishing reserves for future policy benefits, the Company assigns policy liability assumptions to particular time frames (eras) in such a manner as to be consistent with the underlying assumptions and economic conditions at the time the risks are assumed. The Company maintains a consistent approach to setting the provision for adverse deviation between eras.
The reserving process includes normal periodic reviews of assumptions used and adjustments of reserves to incorporate the refinement of the assumptions. Any such adjustments relate only to policies assumed in recent periods and the adjustments are reflected by a cumulative charge or credit to current operations.
The Company establishes future policy benefits for guaranteed minimum death benefits (“GMDB”) relating to the reinsurance of certain variable annuity contracts by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess proportionally over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to claims and other policy benefits, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the GMDB liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The Company’s GMDB liabilities at December 31, 2009 were not material.
The Company reinsures asset-intensive products, including annuities and corporate-owned life insurance. The investment portfolios for these products are segregated for management purposes within the general account of RGA Reinsurance. The liabilities under asset-intensive reinsurance contracts reinsured on a coinsurance basis are included in interest-sensitive contract liabilities on the consolidated balance sheets. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase, equity-indexed annuities, non-variable group annuity contracts and individual variable annuity contracts. Interest-sensitive contract liabilities are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest less expenses, mortality charges, and withdrawals; and (iii) fair value adjustments relating to business combinations. Additionally, certain annuity contracts the Company reinsures contain terms, such as guaranteed minimum benefits and equity participation options, which are deemed to be embedded derivatives and are accounted for based on the general accounting principles for Derivatives and Hedging.
The Company establishes liabilities for guaranteed minimum living benefits relating to certain variable annuity products as follows:
Guaranteed minimum income benefits (“GMIB”) provide the contract holder, after a specified period of time determined at the time of issuance of the variable annuity contract, with a minimum level of income (annuity) payments. Under the reinsurance treaty, the Company makes a payment to the ceding company equal to the GMIB net amount-at-risk at the time of annuitization and thus these contracts meet the net settlement criteria of the general accounting principles for Derivatives and Hedging and the Company assumes no mortality risk. Accordingly, the GMIB is considered an embedded derivative, which is measured at fair value separately from the host variable annuity product.
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
Other Policy Claims and Benefits
Claims payable for incurred but not reported losses are determined using case-basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to the Company can vary significantly by ceding company and business segment, but generally averages around 2.9 months. The Company updates its analysis of incurred but not reported, including lag studies, on a quarterly basis and adjusts its claim liabilities accordingly.
Other Liabilities
Other liabilities primarily includes investments in transit, separate accounts, employee benefits, current federal income taxes payable, and payables related to repurchase agreements. The Company utilizes sales of investment securities with agreements to repurchase the same securities for purposes of short-term financing. The repurchase obligation is a component of other liabilities. There were no securities subject to these agreements outstanding at December 31, 2009 or 2008.
Income Taxes
RGA and its eligible subsidiaries file a consolidated federal income tax return. The U.S. consolidated tax return includes the operations of RGA, RGA Americas, RGA Reinsurance, RGA Barbados, RGA Technology Partners, Inc., RCM, RGA Sigma Reinsurance SPC, Timberlake Financial L.L.C. (“Timberlake Financial”), Timberlake Reinsurance Company II (“Timberlake Re”), Reinsurance Partners, Inc., RGA Worldwide Reinsurance Company, Ltd. (“RGA Worldwide”), formerly Triad Re, Ltd., and Parkway Reinsurance Company (“Parkway Re”). The Company’s Argentine, Australian, certain Barbadian, Bermudian, Canadian, South African, Indian, Irish, Singaporean and United Kingdom subsidiaries are taxed under applicable local statutes.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. Most of the Company’s exposure related to its deferred tax assets are within legal entities that file a consolidated U.S. federal income tax return. The Company has projected its ability to utilize its net operating losses and has determined that all of these losses are expected to be utilized prior to their expiration. The Company has also done extensive analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. It is also the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers.
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
Warrants
The fair value of the detachable warrants on the date the PIERS units were issued is recorded in stockholders’ equity on the consolidated balance sheets under the caption “Warrants”. In the aggregate as of December 31, 2009, 4.5 million warrants to purchase approximately 5.6 million shares of Company common stock at a price per share of $39.98 were outstanding. If on any date after December 18, 2004, the closing price of RGA common stock exceeds and has exceeded a price per share equal to $47.97 for at least 20 trading days within the immediately preceding 30 consecutive trading days, the Company may redeem the warrants in whole for cash, RGA common stock, or a combination of cash and RGA common stock.
Foreign Currency Translation
The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in AOCI on the consolidated balance sheets until the underlying subsidiary is sold or substantially liquidated. The Company’s material functional currencies are the Canadian dollar, the British pound, the Australian dollar, the Japanese yen, the Korean won, euros and the South African rand.

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
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. Effective January 1, 2008, the Company increased the maximum amount of coverage that it retains per life in the U.S. from $6.0 million to $8.0 million. This increase does not affect business written prior to January 1, 2008, unless the Company elects to recapture eligible business previously ceded at a lower retention level. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The increase in the Company’s U.S. retention limit from $6.0 million to $8.0 million reduces the amount of premiums it pays to retrocessionaires, but increases the maximum effect a single death claim can have on its results and therefore may result in additional volatility to its results. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, there are 17 such cases of over-retained policies, for amounts averaging $1.6 million over the Company’s normal retention limit. The largest amount in excess of the Company’s retention on any one life is $6.3 million. The Company enters into agreements with other reinsurers to mitigate the risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life in the U.S. For other countries, particularly those with higher risk factors or smaller books of business, the Company systematically reduces its retention. The Company has a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis.
Retrocessions are arranged through the Company’s retrocession pools for amounts in excess of the Company’s retention limit. As of December 31, 2009, all rated retrocession pool participants followed by the A.M. Best Company were rated “A-” or better. For a majority of the retrocessionaires that were not rated, security in the form of letters of credit or trust assets has been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial reviews of its retrocessionaires to evaluate financial stability and performance. In addition to its third party retrocessionaires, various RGA reinsurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, RGA Barbados, RGA Americas, RGA Worldwide or RGA Atlantic.
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

The following table presents the weighted average interest-crediting rates and minimum guaranteed rate ranges for contracts containing guaranteed rates by major class of interest-sensitive product as of December 31, 2009.

	Current weighted-average	Minimum guaranteed
Interest sensitive contract liability	interest crediting rate	rate ranges
Traditional individual fixed annuities	3.37%	2.50 – 4.50%
Equity-indexed annuities	4.46%	2.00 – 3.00%
Individual variable annuity contracts	6.38%	5.06 – 6.15%
Guaranteed investment contracts	3.85%	0.00 – 4.50%
UL – type policies	5.20%	3.00 – 6.00%
The spread profits on the Company’s fixed annuity and interest-sensitive whole life, universal life (“UL”) and fixed portion of variable universal life (“VUL”) insurance policies are at risk if interest rates decline and remain relatively low for a period of time, which has generally been the case in recent years. Should interest rates remain at current levels that are significantly lower than those existing prior to the declines of recent years, the average earned rate of return on the Company’s annuity and UL investment portfolios will continue to decline. Declining portfolio yields may cause the spreads between investment portfolio yields and the interest rate credited to contract holders to deteriorate as the Company’s ability to manage spreads can become limited by minimum guaranteed rates on annuity and UL policies. Minimum guaranteed rates on non-variable annuity and UL policies generally range from 2.0% to 6.0%, with an average guaranteed rate of approximately 2.9%.
The Company manages interest rate spreads for near term income through a combination of crediting rate actions and portfolio management. Certain annuity products contain crediting rates that reset annually, of which $843.4 million of account balances are not subject to surrender charges, with 69.6% of these already at their minimum guaranteed rates as of December 31, 2009. As such, certain management monitoring processes are designed to minimize the effect of sudden and/or sustained changes in interest rates on fair value, cash flows, and net interest income. The Company manages its exposure to interest rates principally by matching floating rate liabilities with corresponding floating rate assets and by matching fixed rate liabilities with corresponding fixed rate assets. On a limited basis, the Company may use equity options or other derivatives to minimize its exposure to movements in equity markets that have a direct correlation with certain of its reinsurance products.
Investment income is recognized as it accrues or is legally due. Realized gains and losses on sales of investments are included in investment related gains (losses), net, as are credit impairments that are other-than-temporary in nature. The cost of investments sold is determined based upon the specific identification method.
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
Consolidation and Business Combinations
In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.
In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.

In December 2007, the FASB amended the general accounting principles for Business Combinations. This amendment establishes principles and requirements for how an acquirer recognizes and measures certain items in a business combination, as well as disclosures about the nature and financial effects of a business combination. The FASB also amended the general accounting principles for Consolidation as it relates to noncontrolling interests in consolidated financial statements. This amendment establishes accounting and reporting standards surrounding noncontrolling interest, or minority interests, which are the portions of equity in a subsidiary not attributable, directly or indirectly, to a parent. The amendments are effective for fiscal years beginning on or after December 15, 2008 and apply prospectively to business combinations. Presentation and disclosure requirements related to noncontrolling interests must be retrospectively applied. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.
Investments
In April 2009, the FASB amended the general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. This amendment updates the other-than-temporary impairment guidance for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on debt and equity securities in the financial statements. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities. An impaired debt security will be considered other-than-temporarily impaired if the Company has the intent to sell or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a debt security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. This amendment also changes how an entity recognizes an OTTI for a debt security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in AOCI. If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will be recognized in net income. This amendment is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The required disclosures are provided in Note 4 — “Investments”.
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
Transfers and Servicing
In June 2009, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the transfers of financial assets. This amendment also requires additional disclosures to address concerns regarding the transparency of transfers of financial assets. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
In February 2008, the FASB amended the general accounting principles for Transfers and Servicing as it relates to the accounting for transfers of financial assets and repurchase financing transactions. This amendment provides guidance for evaluating whether to account for a transfer of a financial asset and repurchase financing as a single transaction or as two separate transactions. The amendment is effective prospectively for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
Derivatives and Hedging
In March 2008, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to the disclosures about derivative instruments and hedging activities. This amendment requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The amendment is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this amendment in the first quarter of 2009. The required disclosures are provided in Note 5 — “Derivative Instruments”.
Fair Value Measurements and Disclosures
In January 2010, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the disclosures about fair value measurements. This amendment requires new disclosures about the transfers in and out of Level 1 and 2 measurements and also enhances disclosures about the activity within the Level 3 measurements. It also clarifies the required level of disaggregation and the disclosures regarding valuation techniques and inputs to fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the enhanced Level 3 disclosures. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of this amendment on its consolidated financial statements.
In September 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the fair value measurement of investments in certain entities that calculate net asset value per share. This amendment allows the fair value of certain investments to be measured on the basis of the net asset value. It also requires disclosure, by major category type, of the attributes of those investments, such as the nature of any restrictions on redemption, any unfunded commitments, and the investment strategies of the investees. The amendment is effective for interim and annual reporting periods ending after December 15, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to measuring liabilities at fair value. This amendment provides guidance for measuring liabilities at fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that the inclusion of a separate input, used in the fair value measurement, relating to the existence of a restriction that prevents the transfer of a liability is not necessary. The amendment is effective for interim and annual reporting beginning after issuance. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining fair value when the volume and level of activity for asset or liability have significantly decreased and identifying transactions that are not orderly. This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. It also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, it requires additional disclosures about fair value measurements in annual and interim reporting periods. This amendment is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements. The required disclosures are provided in Note 6 — “Fair Value of Financial Instruments”.
In October 2008, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining the fair value of a financial asset when the market for that asset is not active. This amendment clarifies the application of fair value in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The amendment was effective upon issuance on October 10, 2008, including prior periods for which financial statements had not been issued. The Company did not consider it necessary to change any valuation techniques as a result of the amendment. The Company also adopted an amendment that delayed the effective date of fair value measurement for certain nonfinancial assets and liabilities that are recorded at fair value on a nonrecurring basis. The effective date was delayed until January 1, 2009 and impacts balance sheet items including nonfinancial assets and liabilities in a business combination and the impairment testing of goodwill and long-lived assets. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
In September 2006, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to defining fair value, establishing a framework for measuring fair value, establishing a fair value hierarchy based on the inputs used to measure fair value and enhanced disclosure requirements for fair value measurements. The Company adopted the amendment effective January 1, 2008. The Company’s adoption of the amendment resulted in a pre-tax gain of approximately $3.9 million, included in interest credited, related primarily to the decrease in the fair value of embedded derivative liabilities associated with equity-indexed annuity products primarily from the incorporation of nonperformance risk, also referred to as the Company’s own credit risk, into the fair value calculation.
Compensation
In December 2008, the FASB amended the general accounting principles for Compensation as it relates to employers disclosures about postretirement benefit plan assets. This amendment provides guidance for disclosure of the types of assets and associated risks in retirement plans. The new disclosures are designed to provide additional insight into the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, significant concentrations of risk within plan assets and how investment decisions are made, including factors necessary to understanding investment policies and strategies. The disclosures about plan assets required by this amendment is effective for financial statements with fiscal years ending after December 15, 2009. The Company has adopted this amendment. The required disclosures are provided in Note 10 — “Employee Benefit Plans.”
Debt
In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.
Equity
In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment is not expected to have an impact on the consolidated financial statements.
Reclassification
The Company has reclassified the presentation of certain prior period information to conform to the 2009 presentation.
      Note 3 STOCK TRANSACTIONS
On September 5, 2008, the shareholders of RGA approved a recapitalization and distribution agreement by and between RGA and MetLife, Inc. (“MetLife”). In the recapitalization, each issued and outstanding share of RGA common stock was reclassified as RGA class A common stock. The recapitalization was completed on September 12, 2008. Immediately after the recapitalization, MetLife and its subsidiaries, which held 32,243,539 shares of RGA’s outstanding stock, exchanged 29,243,539 shares of RGA class A common stock for 29,243,539 shares of RGA class B common stock, which featured enhanced voting rights. In turn, MetLife exchanged all of its RGA class B common stock to MetLife shareholders for shares of MetLife common stock.
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
In January 2009, the Company issued 13,096 shares of common stock from treasury and repurchased from recipients 2,280 of its common shares at $42.82 per share in settlement of income tax withholding requirements incurred by recipients of an equity incentive award. In February 2009, the Company issued 164,630 shares of common stock from treasury and repurchased from recipients 42,976 of its common shares at $35.11 per share in settlement of income tax withholding requirements incurred by recipients of an equity incentive award. Additionally, in February 2009, non-employee directors were granted a total of 7,600 shares of common stock.

On January 23, 2002, the board of directors approved a stock repurchase program authorizing the Company to purchase up to $50 million of its shares of stock, as conditions warrant. The board’s action allows management, at its discretion, to purchase shares on the open market. The Company has approximately $43.4 million remaining under the approved program with no shares purchased since 2002. Purchased shares are held as treasury stock. The Company generally uses treasury shares to support the future exercise of options or settlement of awards granted under its stock plans.
      Note 4 INVESTMENTS
     The Company had total cash and invested assets of $19.7 billion and $16.5 billion at December 31, 2009 and 2008, respectively, as illustrated below (dollars in thousands):

As of December 31,	2009	2008
Fixed maturity securities, available-for-sale	$11,763,358	$8,531,804
Mortgage loans on real estate	791,668	775,050
Policy loans	1,136,564	1,096,713
Funds withheld at interest	4,895,356	4,520,398
Short-term investments	121,060	58,123
Other invested assets	516,086	628,649
Cash and cash equivalents	512,027	875,403

Total cash and invested assets	$19,736,119	$16,486,140

All investments held by the Company are monitored for conformance with the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years.
Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

Years Ended December 31,	2009	2008	2007
Fixed maturity securities available-for-sale	$609,917	$554,230	$496,187
Mortgage loans on real estate	46,652	49,324	49,961
Policy loans	68,213	64,962	62,736
Funds withheld at interest	382,351	175,228	276,741
Short-term investments	4,692	4,343	9,573
Other invested assets	28,777	38,218	25,533

Investment revenue	1,140,602	886,305	920,731
Investment expense	18,140	15,029	12,827

Investment income, net of related expenses	$1,122,462	$871,276	$907,904

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

Years Ended December 31,	2009	2008	2007
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(128,834)	$(113,313)	$(7,461)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	16,045	—	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(112,789)	(113,313)	(7,461)
Impairment losses on equity securities	(11,058)	(17,232)	(1,020)
Gain on investment activity	113,872	32,381	23,570
Loss on investment activity	(72,987)	(24,061)	(31,509)
Other impairment losses	(8,471)	(526)	—
Foreign currency loss	—	—	(10,492)
Derivatives and other, net	125,581	(524,454)	(151,804)

Net gains (losses)	$34,148	$(647,205)	$(178,716)

The other-than-temporary impairments in 2008 and 2009 are due to the continued turmoil in the U.S. and global financial markets which has resulted in bankruptcies, credit defaults, consolidations and government interventions. The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.
In the fourth quarter of 2009, the Company wrote off its remaining interest in its direct insurance operations in Argentina, recording a $3.0 million investment-related loss. This loss was in addition to the Company’s recognition of a $10.5 million foreign currency translation loss in 2007 related to the pending sale. Investment income and a portion of investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
At December 31, 2009 and 2008 the Company owned non-income producing securities with amortized costs of $29.2 million and $25.7 million, and estimated fair values of $29.3 million and $20.4 million, respectively. During 2009, 2008 and 2007 the Company sold fixed maturity securities and equity securities with fair values of $687.8 million, $536.7 million, and $1,085.2 million, which were below amortized cost, at losses of $73.0 million, $24.1 million and $31.5 million, respectively. The Company generally does not engage in short-term buying and selling of securities.
Other-Than-Temporary Impairments — Fixed Maturity and Equity Securities
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
The Company reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the financial position and access to capital of the issuer, including the current and future impact of any specific events; and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, its ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
On April 1, 2009, (“Date of Adoption”), the Company adopted the amended general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments See Note 2 — “Summary of Significant Accounting Policies” for further discussion of the adoption. The amended recognition provisions apply only to fixed maturity securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both fixed maturity and equity securities.
For the nine-month period between the Date of Adoption and December 31, 2009, the Company recognized $78.4 million of credit-related losses in asset-backed and U.S. corporate securities. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
In periods after an other-than-temporary impairment loss is recognized on a debt security, the Company will report the impaired security as if it had been purchased on the date it was impaired and will continue to estimate the present value of the estimated cash flows of the security. Estimated cash flows exceeding the new amortized cost basis will be accreted as interest income.
The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

Nine Months Ended
December 31, 2009
Balance as of April 1, 2009	$(17,132)
Credit losses for which an other-than-temporary impairment was not previously recognized	(7,853)
Credit losses for which an other-than-temporary impairment was previously recognized	(22,920)

Balance as of December 31, 2009	$(47,905)

Fixed Maturities and Equity Securities Available-for-Sale
As mentioned above, the amended general accounting principles for Investments change how an entity recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the 2009 table below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of December 31, 2009 and 2008 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
2009	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

				Estimated
	Amortized	Unrealized	Unrealized	Fair	% of
2008	Cost	Gains	Losses	Value	Total
Available-for-sale:
U.S. corporate securities	$3,577,116	$34,262	$598,745	$3,012,633	35.3%
Canadian and Canadian provincial governments	1,500,511	397,899	7,171	1,891,239	22.2
Residential mortgage-backed securities	1,231,123	24,838	106,776	1,149,185	13.5
Foreign corporate securities	1,112,018	14,335	152,920	973,433	11.4
Asset-backed securities	484,577	2,098	147,297	339,378	4.0
Commercial mortgage-backed securities	1,085,062	2,258	326,730	760,590	8.9
U.S. government and agencies	7,555	876	—	8,431	0.1
State and political subdivisions	46,537	—	7,883	38,654	0.4
Other foreign government securities	338,349	20,062	150	358,261	4.2

Total fixed maturity securities	$9,382,848	$496,628	$1,347,672	$8,531,804	100.0%

Non-redeemable preferred stock	$187,510	$49	$64,160	$123,399	77.4%
Other equity securities	40,582	—	4,607	35,975	22.6

Total equity securities	$228,092	$49	$68,767	$159,374	100.0%

As of December 31, 2009, the Company held securities with a fair value of $448.3 million issued by the Federal National Mortgage Corporation, $482.6 million that were issued by the United States Treasury, $895.7 million that were issued by the Canadian province of Ontario and $679.9 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2008, the Company held securities with a fair value of $383.0 million issued by the Federal Home Loan Mortgage Corporation, $396.2 million issued by the Federal National Mortgage Corporation, $661.2 million that were issued by the Canadian province of Ontario, $521.5 million in one entity that were guaranteed by the Canadian province of Quebec, and $275.1 million issued by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.
At December 31, 2009 and 2008 the Company held fixed maturity securities that were below investment grade with book values of $757.3 million and $389.6 million, and estimated fair values of $613.3 million and $274.6 million, respectively.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at December 31, 2009 are shown by contractual maturity for all securities except certain U.S. government agencies securities, which are distributed to maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
At December 31, 2009, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value

Available-for-sale:
Due in one year or less	$178,771	$180,992
Due after one year through five years	1,489,390	1,520,896
Due after five years through ten years	2,599,459	2,688,292
Due after ten years	4,154,936	4,435,834
Asset and mortgage-backed securities	3,194,401	2,937,344

Total	$11,616,957	$11,763,358

Corporate Fixed Maturity Securities
The tables below show the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at December 31, 2009 and 2008 (dollars in thousands):

December 31, 2009
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

December 31, 2008
	Amortized	Estimated		Average
	Cost	Fair Value	% of Total	Credit Ratings

Finance	$1,475,205	$1,155,906	29.0%	A
Industrial	1,520,330	1,339,200	33.6	BBB+
Foreign (1)	1,112,018	973,433	24.4	A
Utility	542,737	480,809	12.1	BBB+
Other	38,844	36,718	0.9	AA-

Total	$4,689,134	$3,986,066	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
At December 31, 2009 and 2008, the Company had $584.9 million and $1,416.4 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	December 31,
	2009	2008
Sector:
U.S. corporate securities	26%	46%
Canadian and Canada provincial governments	4	1
Residential mortgage-backed securities	12	7
Foreign corporate securities	7	12
Asset-backed securities	14	10
Commercial mortgage-backed securities	29	23
State and political subdivisions	3	1
U.S. government and agencies	3	—
Other foreign government securities	2	—

Total	100%	100%

Industry:
Finance	25%	33%
Asset-backed	13	10
Industrial	7	19
Mortgage-backed	41	31
Government	12	1
Utility	2	6

Total	100%	100%

Unrealized Losses for Fixed Maturities and Equity Securities Available-for-Sale
The following table presents the total gross unrealized losses for 1,316 and 1,716 fixed maturity securities and equity securities at December 31, 2009 and 2008, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	December 31, 2009			December 31, 2008
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total

Less than 20%	1,112	$254,075	43.4%	980	$324,390	22.9%
20% or more for less than six months	38	69,322	11.9	561	796,747	56.3
20% or more for six months or greater	166	261,483	44.7	175	295,302	20.8

Total	1,316	$584,880	100.0%	1,716	$1,416,439	100.0%

As of December 31, 2009 and 2008, respectively, 71.4% and 92.7% of these securities were investment grade and 43.4% and 22.9% had fair values that were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit spreads since the time securities were purchased.
While all of these securities are monitored for potential impairment, the Company believes due to continued uncertain market conditions and liquidity concerns, and the high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary the Company’s analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,316 and 1,716 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of December 31, 2009 and 2008, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	December 31, 2009
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

	December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$1,407,547	$240,299	$810,115	$281,947	$2,217,662	$522,246
Canadian and Canadian provincial governments	114,754	2,751	89,956	4,420	204,710	7,171
Residential mortgage-backed securities	190,525	58,026	213,310	39,794	403,835	97,820
Foreign corporate securities	508,102	82,490	140,073	59,816	648,175	142,306
Asset-backed securities	118,608	40,139	173,505	99,147	292,113	139,286
Commercial mortgage-backed securities	523,475	200,567	188,638	126,163	712,113	326,730
State and political subdivisions	20,403	1,947	18,250	5,936	38,653	7,883
Other foreign government securities	16,419	33	4,125	117	20,544	150

Investment grade securities	2,899,833	626,252	1,637,972	617,340	4,537,805	1,243,592

Continued	December 31, 2008
			Equal to or greater than
	Less than 12 months		12 months		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Non-investment grade securities:
U.S. corporate securities	140,426	36,615	60,378	39,884	200,804	76,499
Asset-backed securities	3,465	2,060	11,156	5,951	14,621	8,011
Foreign corporate securities	24,637	7,227	2,032	3,387	26,669	10,614
Residential mortgage-backed securities	8,089	5,944	4,496	3,012	12,585	8,956

Non-investment grade securities	176,617	51,846	78,062	52,234	254,679	104,080

Total fixed maturity securities	$3,076,450	$678,098	$1,716,034	$669,574	$4,792,484	$1,347,672

Non-redeemable preferred stock	$49,376	$22,316	$61,249	$41,844	$110,625	$64,160
Other equity securities	11,804	4,607	—	—	11,804	4,607

Total equity securities	$61,180	$26,923	$61,249	$41,844	$122,429	$68,767

Total number of securities in an unrealized loss position	1,039		677		1,716

As of December 31, 2009, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity profile. As of December 31, 2009, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity profile.
Mortgage Loans
Mortgage loans represented approximately 4.0% and 4.7% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively. The Company makes mortgage loans on income producing properties, such as apartments, retail and office buildings, light warehouses and light industrial facilities. Loan to value ratios at the time of loan approval are 75% or less for domestic mortgages. The distribution of mortgage loans by property type is as follows as of December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
Property type:
Apartment	$72,041	9%	$65,362	9%
Retail	224,915	29	207,328	27
Office building	229,126	29	227,836	29
Industrial	231,567	29	242,424	31
Other commercial	34,019	4	32,100	4

Total	$791,668	100%	$775,050	100%

All of the Company’s mortgage loans are amortizing loans. As of December 31, 2009 and 2008, the Company’s mortgage loans were distributed throughout the United States as follows (dollars in thousands):

	2009		2008
	Carrying	Percentage	Carrying	Percentage
	Value	of Total	Value	of Total
South Atlantic	$221,355	28%	$240,750	31%
Pacific	197,327	25	164,397	21
East North Central	73,084	9	80,778	11
Mountain	89,995	11	80,092	10
West North Central	65,628	8	64,260	8
Middle Atlantic	57,615	7	62,336	8
New England	36,982	5	34,055	4
West South Central	28,926	4	27,145	4
East South Central	20,756	3	21,237	3

Total	$791,668	100%	$775,050	100%

The maturities of the mortgage loans as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008

Due one year through five years	$309,690	$238,945
Due after five years	433,744	416,220
Due after ten years	48,234	119,885

Total	$791,668	$775,050

Information regarding the Company’s loan valuation allowances for mortgage loans as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008

Balance at January 1,	$526	$—
Additions	8,327	526
Deductions	(3,069)	—

Balance at December 31,	$5,784	$526

Information regarding the portion of the Company’s mortgage loans that were impaired as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	2009	2008

Impaired loans with valuation allowances	$14,967	$3,853
Impaired loans without valuation allowances	14,317	18,125

Subtotal	29,284	21,978
Less: Valuation allowances on impaired loans	5,784	526

Impaired loans	$23,500	$21,452

The Company’s average investment in impaired loans was $3.3 million and $3.7 million as of December 31, 2009 and 2008, respectively. Interest income on impaired loans was $0.8 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.
Policy Loans
Policy loans comprised approximately 5.8% and 6.7% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due to the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 24.8% and 27.4% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively. Of the $4.9 billion funds withheld at interest balance as of December 31, 2009, $3.4 billion of the balance is associated with one client. For reinsurance agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company and are reflected as funds withheld at interest on the Company’s consolidated balance sheets. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms and the Company estimates the yield was approximately 7.69%, 3.54% and 6.42% for the years ended December 31, 2009, 2008 and 2007, respectively. Changes in these estimated yields are affected by equity options held in the funds withheld portfolio associated with equity-indexed annuity treaties. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. To mitigate this risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance.

Other Invested Assets
Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Other invested assets represented approximately 2.6% and 3.8% of the Company’s cash and invested assets as of December 31, 2009 and 2008, respectively. Carrying values of these assets as of December 31, 2009 and 2008 are as follows (dollars in thousands):

	December 31,
	2009	2008
Equity securities	$58,359	$35,975
Non-redeemable preferred stock	113,198	123,399
Limited partnerships	156,573	140,077
Structured loans	150,677	101,380
Derivatives	24,156	206,341
Other	13,123	21,477

Total other invested assets	$516,086	$628,649

Note 5 DERIVATIVE INSTRUMENTS
The following table presents the notional amounts and fair value of derivative instruments as of December 31, 2009 and 2008 (dollars in thousands):

	December 31, 2009			December 31, 2008
		Carrying Value/			Carrying Value/
		Fair Value			Fair Value
	Notional			Notional
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$1,388,570	$17,962	$47,061	$672,716	$155,189	$241
Financial futures(1)	200,436	—	—	260,568	—	—
Foreign currency forwards(1)	40,500	2,200	—	31,300	2,209	—
Consumer price index (“CPI”) swaps(1)	124,034	1,631	—	—	—	—
Credit default swaps(1)	367,500	2,363	249	290,000	—	7,705
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	434,494	—	—	512,888
Indexed annuity products(3)	—	68,873	584,906	—	66,716	530,986
Variable annuity products(3)	—	—	23,748	—	—	276,445

Total non-hedging derivatives	2,121,040	93,029	1,090,458	1,254,584	224,114	1,328,265

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	677	21,783	—	2,243
Foreign currency swaps(1)	226,715	—	9,008	296,497	48,943	—

Total hedging derivatives	248,498	—	9,685	318,280	48,943	2,243

Total derivatives	$2,369,538	$93,029	$1,100,143	$1,572,864	$273,057	$1,330,508

(1)	Carried on the Company’s consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded liability is included on the consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the consolidated balance sheets in reinsurance ceded receivables.

Accounting for Derivative Instruments and Hedging Activities
As of December 31, 2009 and 2008, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of December 31, 2009, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its net investments in its Canada and Australia operations. As of December 31, 2008, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its Canada operation. The foreign currency swaps held as of December 31, 2008 were terminated in 2009 and the related unrealized gains of $50.0 million continue to be reflected in AOCI. As of December 31, 2009 and 2008, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. The Company does not enter into derivative instruments for speculative purposes. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contract.
Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the year ended December 31, 2009 were (dollars in thousands):

Type of Fair	Derivative Gain	Hedge Gain (Loss)		Hedged Item Gain	Hedged Item Gain(Loss)
Value Hedge	(Loss) Location	Recognized	Hedged Item	(Loss) Location	Recognized

Interest rate swaps	Investment related gains (losses), net	$1,566	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(1,350)
The Company’s investment related gains (losses), net representing the ineffective portion of all fair value hedges, was $0.2 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following tables illustrate the Company’s net investments in foreign operations (“NIFO”) hedges for the year ended December 31, 2009 (dollars in thousands):

Effective Portion				Ineffective Portion
		Location of Gain		Income
Type of		(Loss)	Gain (Loss)	Statement
NIFO	Derivative Gain (Loss) in	Reclassified From	Reclassified from	Location of Gain	Ineffective Gain
Hedge	OCI	AOCI	AOCI into income	(Loss)	(Loss) in Income

Foreign currency swaps	$(8,102)	None	$—	Investment income	$—
The Company measures ineffectiveness on the foreign currency swaps based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.
The Company’s other comprehensive income for the years ended December 31, 2009 and 2008, included gains (losses) of $(8.1) million and $53.7 million, respectively, related to foreign currency swaps used to hedge its net investment in its foreign operations. The cumulative foreign currency translation gain recorded in accumulated other comprehensive income related to these hedges was $40.5 million and $48.6 million at December 31, 2009 and 2008, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income. A pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.

Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the years ended December 31, 2009 and 2008, the Company recognized investment related gains (losses) of $(217.5) million and $165.5 million, respectively, related to derivatives that do not qualify or have not been qualified for hedge accounting.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including GMWB, GMAB, and GMIB. The related gains (losses) for the years ended December 31, 2009, 2008 and 2007 are reflected in the following table (dollars in thousands):

	2009	2008	2007
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$331,091	$(695,280)	$(150,869)
After the associated amortization of DAC and taxes, the related amounts included in net income	(15,659)	(124,449)	(30,217)

Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(71,222)	80	(66,308)
After the associated amortization of DAC and taxes, the related amounts included in net income	(51,806)	24,709	(43,100)
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the year ended December 31, 2009 is as follows (dollars in thousands):

Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	Gain (Loss)
Interest rate swaps	Investment related gains (losses), net	$(160,716)
Financial futures	Investment related gains (losses), net	(72,641)
Foreign currency forwards	Investment related gains (losses), net	2
CPI swaps	Investment related gains (losses), net	2,234
Credit default swaps	Investment related gains (losses), net	13,654
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	78,394
Indexed annuity products	Policy acquisition costs and other
	insurance expenses	7,137
Indexed annuity products	Interest credited	(78,359)
Variable annuity products	Investment related gains (losses), net	252,697

Total non-hedging derivatives		$42,402

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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. As of

December 31, 2009, the Company had pledged collateral of $16.0 million to counterparties on swaps. As of December 31, 2008, the Company held unrestricted cash collateral of $159.8 million. The receivable or payable related to cash collateral is included in other assets or other liabilities, net, in the consolidated balance sheets. From time to time, the Company has accepted collateral consisting of various securities; however, there were no securities held as collateral as of December 31, 2009 and 2008. In addition, the Company has exchange-traded futures, which require the maintenance of a margin account. As of December 31, 2009 and 2008, the Company pledged collateral of $17.1 million and $25.9 million, respectively, which is included in cash and cash equivalents.
NOTE 6 FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2009 and 2008. Fair values have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts (dollars in thousands):

	2009		2008
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$11,763,358	$11,763,358	$8,531,804	$8,531,804
Mortgage loans on real estate	791,668	792,331	775,050	755,383
Policy loans	1,136,564	1,136,564	1,096,713	1,096,713
Funds withheld at interest	4,895,356	5,201,569	4,520,398	4,494,716
Short-term investments	121,060	121,060	58,123	58,123
Other invested assets	516,086	509,618	628,649	638,087
Cash and cash equivalents	512,027	512,027	875,403	875,403
Accrued investment income	107,447	107,447	87,424	87,424
Reinsurance ceded receivables	106,396	173,309	115,445	187,465
Liabilities:
Interest-sensitive contract liabilities	5,929,134	6,196,420	5,664,488	4,890,669
Long-term and short-term debt	1,216,052	1,180,712	918,246	606,890
Collateral finance facility	850,037	510,000	850,035	493,000
Company-obligated mandatorily redeemable preferred securities	159,217	205,655	159,035	186,082
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
The carrying and fair values of interest-sensitive contract liabilities reflected in the table above exclude contracts with significant mortality risk. The fair value of the Company’s interest-sensitive contract liabilities and related reinsurance ceded receivables is based on the cash surrender value of the liabilities, adjusted for recapture fees. The fair value of the Company’s long-term debt is estimated based on either quoted market prices or quoted market prices for the debt of corporations with similar credit quality. The fair values of the Company’s collateral finance facility and company-obligated mandatorily redeemable preferred securities are estimated using discounted cash flows.
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
For the years ended December 31, 2009 and 2008, the application of valuation techniques applied to similar assets and liabilities has been consistent.
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
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 are summarized below (dollars in thousands).

	December 31, 2009
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,723,048	$—	$2,901,535	$821,513
Canadian and Canadian provincial governments	2,353,227	—	2,353,227	—
Residential mortgage-backed securities	1,456,544	—	1,312,087	144,457
Foreign corporate securities	1,671,748	5,447	1,450,923	215,378
Asset-backed securities	451,936	—	189,169	262,767
Commercial mortgage-backed securities	1,028,864	—	699,304	329,560
U.S. government and agencies securities	526,059	517,929	8,130	—
State and political subdivision securities	89,762	6,251	71,431	12,080
Other foreign government securities	462,170	1,079	443,788	17,303

Total fixed maturity securities — available-for-sale	11,763,358	530,706	9,429,594	1,803,058
Funds withheld at interest — embedded derivatives	(434,494)	—	—	(434,494)
Short-term investments	12,937	2,714	9,780	443
Other invested assets — non-redeemable preferred stock	113,198	85,016	21,407	6,775
Other invested assets — other equity securities	58,359	17,523	30,400	10,436
Other invested assets — derivatives	24,156	—	24,156	—
Reinsurance ceded receivable — embedded derivatives	68,873	—	—	68,873

Total	$11,606,387	$635,959	$9,515,337	$1,455,091

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(608,654)	$—	$—	$(608,654)
Other liabilities — derivatives	(56,995)	—	(56,995)	—

Total	$(665,649)	$—	$(56,995)	$(608,654)

	December 31, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,012,633	$—	$2,196,348	$816,285
Canadian and Canadian provincial governments	1,891,239	—	1,881,274	9,965
Residential mortgage-backed securities	1,149,185	—	1,118,761	30,424
Foreign corporate securities	973,433	1,714	795,111	176,608
Asset-backed securities	339,378	—	107,509	231,869
Commercial mortgage-backed securities	760,590	—	701,549	59,041
U.S. government and agencies securities	8,431	3,072	5,359	—
State and political subdivision securities	38,654	6,167	—	32,487
Other foreign government securities	358,261	85,606	167,216	105,439

Total fixed maturity securities — available-for-sale	8,531,804	96,559	6,973,127	1,462,118

Continued

	December 31, 2008
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Funds withheld at interest — embedded derivatives	(512,888)	—	—	(512,888)
Short-term investments	570	—	218	352
Other invested assets — non-redeemable preferred stock	123,399	99,527	18,479	5,393
Other invested assets — other equity securities	35,975	4,999	18,920	12,056
Other invested assets — derivatives	206,341	—	206,341	—
Reinsurance ceded receivable — embedded derivatives	66,716	—	—	66,716

Total	$8,451,917	$201,085	$7,217,085	$1,033,747

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$—	$—	$(807,431)
Other liabilities — derivatives	(10,189)	—	(10,189)	—

Total	$(817,620)	$—	$(10,189)	$(807,431)

As of December 31, 2009 and 2008, respectively, the Company classified approximately 15.3% and 17.1% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure and mortgage backed securities that are below investment grade in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities.
The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 (dollars in thousands).

	Total Fair Value Measurements for the year ended December 31, 2009
		Total gains/losses
		(realized/unrealized)
		included in:
				Purchases,
	Balance		Other	issuances	Transfers in	Balance
	January 1,	Earnings,	comprehensive	and	and/or out of	December
	2009	net	income	disposals	Level 3	31, 2009

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$816,285	$(30,301)	$157,574	$(32,743)	$(89,302)	$821,513
Canadian and Canadian provincial governments	9,965	419	(332)	(5,632)	(4,420)	—
Residential mortgage-backed securities	30,424	(16,317)	26,996	24,611	78,743	144,457
Foreign corporate securities	176,608	(4,246)	15,914	234,268	(207,166)	215,378
Asset-backed securities	231,869	(24,674)	31,031	25,901	(1,360)	262,767
Commercial mortgage-backed securities	59,041	(1,953)	57,458	12,485	202,529	329,560
State and political subdivision securities	32,487	35	15,406	3,246	(39,094)	12,080
Other foreign government securities	105,439	1,509	(4,275)	38,583	(123,953)	17,303

Sub-total	1,462,118	(75,528)	299,772	300,719	(184,023)	1,803,058

Funds withheld at interest — embedded derivatives	(512,888)	78,394	—	—	—	(434,494)
Short-term investments	352	(471)	708	(146)	—	443
Other invested assets — non-redeemable preferred stock	5,393	(11,741)	14,870	(4,893)	3,146	6,775
Other invested assets — other equity securities	12,056	(564)	745	2,901	(4,702)	10,436
Reinsurance ceded receivable — embedded derivatives	66,716	11,296	—	(9,139)	—	68,873

Total	$1,033,747	$1,386	$316,095	$289,442	$(185,579)	$1,455,091

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$(807,431)	$167,207	$—	$31,570	$—	$(608,654)

Total	$(807,431)	$167,207	$—	$31,570	$—	$(608,654)

	Total Fair Value Measurements for the year ended December 31, 2008
		Total gains/losses
		(realized/unrealized)
		included in:
				Purchases,
	Balance		Other	issuances	Transfers in	Balance
	January 1,		comprehensive	and	and/or out	December
	2008	Earnings, net	loss	disposals	of Level 3	31, 2008

Assets:
Fixed maturity securities available-for-sale	$1,500,054	$(60,300)	$(285,202)	$200,919	$106,647	$1,462,118
Funds withheld at interest — embedded derivatives	(85,090)	(427,798)	—	—	—	(512,888)
Short-term investments	—	(36)	(568)	(20)	976	352
Other invested assets — equity securities	13,950	(63)	(6,498)	26,107	(16,047)	17,449
Reinsurance ceded receivable — embedded derivatives	68,298	(1,919)	—	337	—	66,716

Total	$1,497,212	$(490,116)	$(292,268)	$227,343	$91,576	$1,033,747

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$(531,160)	$(280,758)	$—	$4,487	$—	$(807,431)

Total	$(531,160)	$(280,758)	$—	$4,487	$—	$(807,431)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for years ended December 31, 2009 and 2008 (dollars in thousands).

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the year ended
	December 31, 2009
					Policy
					acquisition
	Investment		Claims		costs and
	income, net of	Investment	& other		other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$1,678	$(31,979)	$—	$—	$—	$(30,301)
Canadian and Canadian provincial governments	(4)	423	—	—	—	419
Residential mortgage-backed securities	1,498	(17,815)	—	—	—	(16,317)
Foreign corporate securities	318	(4,564)	—	—	—	(4,246)
Asset-backed securities	5,660	(30,334)	—	—	—	(24,674)
Commercial mortgage-backed securities	2,114	(4,067)	—	—	—	(1,953)
State and political subdivision securities	43	(8)	—	—	—	35
Other foreign government securities	(738)	2,247	—	—	—	1,509

Sub-total	10,569	(86,097)	—	—	—	(75,528)
Funds withheld at interest — embedded derivatives	—	78,394	—	—	—	78,394
Short-term investments	153	(624)	—	—	—	(471)
Other invested assets — non-redeemable preferred stock	(64)	(11,677)	—	—	—	(11,741)
Other invested assets — other equity securities	(49)	(515)	—	—	—	(564)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	11,296	11,296

Total	$10,609	$(20,519)	$—	$—	$11,296	$1,386

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$252,697	$(3,905)	$(81,585)	$—	$167,207

Total	$—	$252,697	$(3,905)	$(81,585)	$—	$167,207

	Total Gains and Losses
	Classification of gains/losses (realized/unrealized) included in earnings for the year ended December 31,
	2008
					Policy
	Investment				acquisition costs
	income, net	Investment	Claims and		and other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities - available-for-sale	$1,197	$(61,497)	$—	$—	$—	$(60,300)
Funds withheld at interest — embedded derivatives	—	(427,798)	—	—	—	(427,798)
Short-term investments	(1)	(35)	—	—	—	(36)
Other invested assets — equity securities	2	(65)	—	—	—	(63)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(1,919)	(1,919)

Total	$1,198	$(489,395)	$—	$—	$(1,919)	$(490,116)

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$(267,482)	$(176)	$(13,100)	$—	$(280,758)

Total	$—	$(267,482)	$(176)	$(13,100)	$—	$(280,758)

The tables below summarize changes in unrealized gains or losses recorded in earnings for the year ended December 31, 2009 and 2008 for Level 3 assets and liabilities that are still held at December 31, 2009 and 2008 (dollars in thousands).

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting
	date for the year ended December 31, 2009
					Policy
					acquisitio
	Investment		Claims &		n costs
	income, net of	Investment	other		and other
	related	related gains	policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$1,541	$(29,104)	$—	$—	$—	$(27,563)
Canadian and Canadian provincial governments	(3)	—	—	—	—	(3)
Residential mortgage-backed securities	1,473	(18,928)	—	—	—	(17,455)
Foreign corporate securities	318	(3,192)	—	—	—	(2,874)
Asset-backed securities	4,253	(45,097)	—	—	—	(40,844)
Commercial mortgage-backed securities	2,125	(7,765)	—	—	—	(5,640)
State and political subdivision securities	43	—	—	—	—	43
Other foreign government securities	(585)	—	—	—	—	(585)

Sub-total	9,165	(104,086)	—	—	—	(94,921)
Funds withheld at interest — embedded derivatives	—	78,394	—	—	—	78,394
Short-term investments	244	(409)	—	—	—	(165)
Other invested assets — non-redeemable preferred stock	(64)	(9,406)	—	—	—	(9,470)
Other invested assets — other equity securities	(142)	(426)	—	—	—	(568)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	21,021	21,021

Total	$9,203	$(35,933)	$—	$—	$21,021	$(5,709)

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$252,697	$(11,037)	$(122,311)	$—	$119,349

Total	$—	$252,697	$(11,037)	$(122,311)	$—	$119,349

	Changes in Unrealized Gains and Losses
	Changes in unrealized gains/losses relating to assets and liabilities still held at the reporting date for the
	year ended December 31, 2008
					Policy
	Investment				acquisition costs
	income, net of	Investment	Claims and		and other
	related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total

Assets:
Fixed maturity securities - available-for-sale	$1,020	$(63,561)	$—	$—	$—	$(62,541)
Funds withheld at interest — embedded derivatives	—	(427,798)	—	—	—	(427,798)
Short-term investments	(1)	(35)	—	—	—	(36)
Other invested assets — equity securities	2	(65)	—	—	—	(63)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	2,538	2,538

Total	$1,021	$(491,459)	$—	$—	$2,538	$(487,900)

Liabilities:
Interest sensitive contract liabilities - embedded derivatives	$—	$(267,482)	$3,885	$(70,710)	$—	$(334,307)

Total	$—	$(267,482)	$3,885	$(70,710)	$—	$(334,307)

     Note 7 REINSURANCE
Retrocession reinsurance treaties do not relieve the Company from its obligations to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to the Company. Consequently, allowances would be established for amounts deemed uncollectible. At December 31, 2009 and 2008, no allowances were deemed necessary. The Company regularly evaluates the financial condition of its reinsurers and retrocessionaires.
The effect of reinsurance on net premiums is as follows (dollars in thousands):

Years Ended December 31,	2009	2008	2007

Direct	$2,259	$2,433	$2,539
Reinsurance assumed	6,241,952	5,836,556	5,370,970
Reinsurance ceded	(519,050)	(489,688)	(464,483)

Net premiums	$5,725,161	$5,349,301	$4,909,026

The effect of reinsurance on claims and other policy benefits is as follows (dollars in thousands):

Years Ended December 31,	2009	2008	2007

Direct	$4,098	$4,075	$3,705
Reinsurance assumed	5,025,383	4,753,401	4,231,436
Reinsurance ceded	(210,055)	(295,544)	(251,145)

Net claims and other policy benefits	$4,819,426	$4,461,932	$3,983,996

At December 31, 2009 and 2008, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 5% of total assets.

The effect of reinsurance on life insurance in force is shown in the following schedule (in millions):

Life Insurance In Force:	Direct	Assumed	Ceded	Net	Assumed/Net %

December 31, 2009	$72	$2,325,041	$46,897	$2,278,216	102.06%
December 31, 2008	70	2,108,130	46,267	2,061,933	102.24%
December 31, 2007	79	2,119,890	48,108	2,071,861	102.32%
At December 31, 2009 and 2008, respectively, the Company’s U.S. and Asia Pacific segments provided approximately $1.8 billion and $1.1 billion of statutory financial reinsurance, as measured by pre-tax statutory surplus, to other insurance companies under financial reinsurance transactions to assist ceding companies in meeting applicable regulatory requirements. Generally, such financial reinsurance is provided by the Company committing cash or assuming insurance liabilities, which are collateralized by future profits on the reinsured business. The Company earns a fee based on the amount of net outstanding financial reinsurance.
Reinsurance agreements, whether facultative or automatic, may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time, generally 10 years, or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums in subsequent periods. Additionally, some treaties give the ceding company the right to request the Company to place assets in trust for their benefit to support their reserve credits, in the event of a downgrade of the Company’s ratings to specified levels, generally non-investment grade levels, or if minimum levels of financial condition are not maintained. As of December 31, 2009, these treaties had approximately $1,059.3 million in statutory reserves. Assets placed in trust continue to be owned by the Company, but their use is restricted based on the terms of the trust agreement. Securities with an amortized cost of $1,022.4 million were held in trust to satisfy collateral requirements for reinsurance business for the benefit of certain subsidiaries of the Company at December 31, 2009. In addition, the Company’s collateral finance facility has asset in trust requirements. See Note 16 — “Collateral Finance Facility” for additional information. Securities with an amortized cost of $1,755.6 million, as of December 31, 2009, were held in trust to satisfy collateral requirements under certain third-party reinsurance treaties. Additionally, under certain conditions, RGA may be obligated to move reinsurance from one RGA subsidiary company to another or make payments under the treaty. These conditions include change in control or ratings of the subsidiary, insolvency, nonperformance under a treaty, or loss of reinsurance license of such subsidiary. See Note 16 - “Collateral Finance Facility” for additional information on assets in trust.
     Note 8 DEFERRED POLICY ACQUISITION COSTS
The following reflects the amounts of policy acquisition costs deferred and amortized (dollars in thousands):

As of December 31,	2009	2008

Deferred policy acquisition costs:
Assumed	$3,759,882	$3,679,002
Retroceded	(60,910)	(68,668)

Net	$3,698,972	$3,610,334

Years Ended December 31,	2009	2008	2007

Beginning of year	$3,610,334	$3,161,951	$2,808,053
Capitalized:
Assumed	870,526	961,847	849,139
Retroceded	(9,192)	(4,851)	(6,433)
Amortized (including interest):
Assumed	(640,734)	(823,897)	(676,538)
Allocated to change in value of embedded derivatives	(287,164)	541,752	104,381
Retroceded	16,951	22,133	12,611
Foreign currency changes	138,251	(248,601)	70,738

End of year	$3,698,972	$3,610,334	$3,161,951

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
     Note 9 INCOME TAX
Pre-tax income from continuing operations consists of the following (dollars in thousands):

Years Ended December 31,	2009	2008	2007

Pre-tax income from continuing operations — U.S.	$331,922	$66,618	$349,725
Pre-tax income from continuing operations — foreign	260,423	213,774	125,193

Total pre-tax income from continuing operations	$592,345	$280,392	$474,918

The provision for income tax expense attributable to income from continuing operations consists of the following (dollars in thousands):

Years Ended December 31,	2009	2008	2007

Current income tax expense	$203,758	$18,876	$45,157
Deferred income tax expense (benefit)	(92,634)	20,281	83,057
Foreign current tax expense	62,696	26,085	16,947
Foreign deferred tax expense	11,439	27,335	21,484

Provision for income taxes	$185,259	$92,577	$166,645

Provision for income tax expense differed from the amounts computed by applying the U.S. federal income tax statutory rate of 35% to pre-tax income as a result of the following (dollars in thousands):

Years Ended December 31,	2009	2008	2007

Tax provision at U.S. statutory rate	$207,321	$98,137	$166,221
Increase (decrease) in income taxes resulting from:
Foreign tax rate differing from U.S. tax rate	(7,636)	(7,289)	(3,824)
Differences in tax basis in foreign jurisdictions	(4,222)	—	—
Travel and entertainment	281	335	248
Deferred tax valuation allowance	(4,450)	230	2,664
Amounts related to tax audit contingencies	(10,774)	(241)	1,230
Change in cash surrender value of insurance policies	800	1,750	(573)
Prior year tax adjustment	4,552	—	--
Other, net	(613)	(345)	679

Total provision for income taxes	$185,259	$92,577	$166,645

Total income taxes were as follows (dollars in thousands):

Years Ended December 31,	2009	2008	2007

Income taxes from continuing operations	$185,259	$92,577	$166,645
Tax benefit on discontinued operations	--	(5,933)	(7,775)
Income tax from stockholders’ equity:
Net unrealized holding gain (loss) on debt and equity securities recognized for financial reporting purposes	355,088	(468,719)	(20,768)
Exercise of stock options	(2,605)	(3,785)	(4,476)
Foreign currency translation	6,286	5,861	6,557
Unrealized pension and post retirement	(754)	(3,418)	1,642

Total income taxes provided	$543,274	$(383,417)	$141,825

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31, 2009 and 2008, are presented in the following tables (dollars in thousands):

As of December 31,	2009	2008

Deferred income tax assets:
Nondeductible accruals	$43,518	$43,072
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	273,625	269,897
Differences in the tax basis of cash and invested assets	31,650	302,949
Deferred acquisition costs capitalized for tax	58,704	59,625
Net operating loss carryforward	332,944	259,137
Capital loss and foreign tax credit carryforwards	47,551	37,530
Deferred acquisition costs capitalized for financial reporting	10,745	—

Subtotal	798,737	972,210
Valuation allowance	(3,445)	(7,895)

Total deferred income tax assets	795,292	964,315

Deferred income tax liabilities:
Deferred acquisition costs capitalized for financial reporting	1,126,942	1,032,347
Differences between tax and financial reporting amounts concerning certain reinsurance transactions	61,419	74,730
Reserve for policies and investment income differences	152,070	134,978
Differences in foreign currency translation	68,083	32,620

Total deferred income tax liabilities	1,408,514	1,274,675

Net deferred income tax liabilities	$613,222	$310,360

As of December 31, 2009 and 2008, a valuation allowance for deferred tax assets of approximately $3.4 million and $7.9 million, respectively, was provided on the foreign tax credits, net operating and capital losses of RGA South Africa Holdings, RGA Financial Products Limited, RGA UK Services Limited, and RGA Reinsurance. The Company utilizes valuation allowances when it believes, based on the weight of the available evidence, that it is more likely than not that the deferred income taxes will not be realized.
The earnings of substantially all of the Company’s foreign subsidiaries have been indefinitely reinvested in foreign operations. Therefore, no provision has been made for any U.S. taxes or foreign withholding taxes that may be applicable upon any actual or deemed repatriation, or sale. The determination of any unrecognized deferred tax liability for temporary differences related to investments in the Company’s foreign subsidiaries is not practicable. At December 31, 2009 and 2008, the financial reporting basis in excess of the tax basis for which no deferred taxes have been recognized was approximately $415.4 million and $159.9 million, respectively.
During 2009, 2008, and 2007, the Company received federal and foreign income tax refunds of approximately $0.3 million, $31.0 million and $1.9 million, respectively. The Company made cash income tax payments of approximately $25.9 million, $54.2 million and $26.1 million in 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, the Company recognized gross deferred tax assets associated with net operating losses of approximately $957.0 million and $743.5 million, respectively, that will expire between 2023 and 2024. However, these net operating losses are expected to be utilized in the normal course of business during the period allowed for carryforwards and in any event, will not be lost, due to the application of tax planning strategies that management would utilize.
The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The Company is under continuous examination by the Internal Revenue Service and is subject to audit by taxing authorities in other foreign jurisdictions in which the Company has significant business operations. The income tax years under examination vary by jurisdiction. With a few exceptions, the Company is no longer subject to U.S. federal, state and foreign tax examinations by tax authorities for years prior to 2006.
As of December 31, 2009, the Company’s total amount of unrecognized tax benefits was $221.0 million and the total amount of unrecognized tax benefits that would affect the effective tax rate, if recognized, was $17.3 million. It is not anticipated that the Company’s liability for unrecognized tax benefits will change significantly over the next 12 months due to the fact that most of the Company’s unrecognized tax benefits are timing in nature and even if recognized, would be offset by the addition of uncertain tax benefits that the Company does not consider effectively settled. Management believes there will be no material impact to the Company’s effective tax rate related to unrecognized tax benefits over the next 12 months.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007, is as follows (dollars in thousands):

	Total Unrecognized Tax Benefits
	2009	2008	2007

Beginning Balance, January 1	$206,665	$198,240	$196,317
Additions for tax positions of prior years	25,148	7,996	—
Reductions for tax positions of prior years	(14,711)	(3,984)	(5,795)
Additions for tax positions of current year	3,938	4,413	7,718
Reductions for tax positions of current year	—	—	—
Settlements with tax authorities	—	—	—

Ending Balance, December 31	$221,040	$206,665	$198,240

The Company recognized a benefit in interest expense of $2.1 million in 2009 and interest expense of $2.5 million and $3.9 million in 2008 and 2007, respectively. As of December 31, 2009 and 2008, the Company had $34.1 million and $36.2 million, respectively, of accrued interest related to unrecognized tax benefits. The net decrease of $2.1 million from December 31, 2008 was related to accrued interest on effectively settled positions offset by reductions in accrued interest on uncertain tax positions.
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
The Company also provides certain health care and life insurance benefits for retired employees. The health care benefits are provided through a self-insured welfare benefit plan. Employees become eligible for these benefits if they meet minimum age and service requirements. The retiree’s cost for health care benefits varies depending upon the credited years of service. The Company recorded benefits expense of approximately $1.3 million, $1.4 million, and $1.4 million in 2009, 2008 and 2007, respectively that are related to these postretirement plans. Virtually all retirees, or their beneficiaries, contribute a portion of the total cost of postretirement health benefits.
A December 31 measurement date is used for all of the defined benefit and postretirement plans.
Obligations, Funded Status and Net Periodic Benefit Costs

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$49,872	$44,685	$11,138	$10,754
Service cost	3,821	3,459	597	631
Interest cost	3,443	2,836	674	638
Participant contributions	—	—	35	26
Plan amendments	—	320	—	—
Actuarial losses	6,959	626	2,095	(670)
Benefits paid	(1,275)	(621)	(218)	(241)
Foreign currency rate change effect	1,178	(1,433)	—	—

Benefit obligation at end of year	$63,998	$49,872	$14,321	$11,138

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2009	2008	2009	2008
Change in plan assets:
Fair value of plan assets at beginning of year	$21,044	$24,184	$—	$—
Actual return on plan assets	6,895	(8,728)	—	—
Employer contributions	4,259	6,227	182	215
Participant contributions	—	—	35	26
Benefits paid and expenses	(1,275)	(621)	(217)	(241)
Administrative expense	—	(18)	—	—

Fair value of plan assets at end of year	$30,923	$21,044	$—	$—

Funded status at end of year (1)	$(33,075)	$(28,828)	$(14,321)	$(11,138)

(1)	Funded status includes the impact of obligations associated with various non-qualified executive deferred savings plans for which there are no required funding levels. The Company’s qualified defined benefit pension plan was under-funded by $4.9 million and $8.9 million, respectively, as of December 31, 2009 and 2008.

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2009	2008	2009	2008
Amounts recognized in balance sheets:
Non-current assets	$—	$—	$—	$—
Current liabilities	(738)	(599)	(214)	(197)
Non-current liabilities	(32,337)	(28,229)	(14,107)	(10,941)

Net amount recognized	$(33,075)	$(28,828)	$(14,321)	$(11,138)

	December 31,
	Pension Benefits		Other Benefits
(dollars in thousands)	2009	2008	2009	2008
Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$18,006	$17,265	$3,790	$1,715
Net prior service cost	2,943	3,536	—	—

Total	$20,949	$20,801	$3,790	$1,715

The following table presents additional year-end information for pension plans based on the excess or shortfall of plan assets as compared to the accumulated benefit obligation (“ABO”) as of December 31, 2009 and 2008 (dollars in thousands):

	2009		2008
	ABO in Excess	Plan Assets in	ABO in Excess	Plan Assets in
	of Plan Assets	Excess of ABO	of Plan Assets	Excess of ABO
Aggregate projected benefit obligation	$63,998	$—	$49,872	$—
Aggregate fair value of plan assets	30,923	—	21,044	—
Accumulated benefit obligation	58,744	—	45,715	—

The components of net periodic benefit cost and other changes in plan assets and benefit obligations recognized in other comprehensive income were as follows (dollars in thousands):

	Pension Benefits			Other Benefits
Net periodic benefit cost:	2009	2008	2007	2009	2008	2007
Service cost	$3,821	$3,459	$3,082	$597	$631	$630
Interest cost	3,443	2,836	2,303	674	638	582
Expected return on plan assets	(1,945)	(2,190)	(1,876)	—	—	—
Amortization of prior actuarial losses	1,593	512	341	20	92	141
Amortization of prior service cost	558	366	363	—	—	—

Net periodic benefit cost	7,470	4,983	$4,213	1,291	1,361	$1,353

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net actuarial (gains) losses	2,009	11,544		2,094	(670)
Prior service cost	—	320		—	—
Amortization of actuarial (gains) losses	(1,593)	(512)		(20)	(92)
Amortization of prior service cost (credit)	(558)	(366)		—	—
Foreign exchange translations and other adjustments	290	(498)		—	(2)

Total recognized in other comprehensive income	148	10,488		2,074	(764)

Total recognized in net periodic benefit cost and other comprehensive income	$7,618	$15,471		$3,365	$597

The Company expects to contribute to the plans $3.6 million in pension benefits and $0.2 million in other benefits during 2010.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid (dollars in thousands):

	Pension	Other
	Benefits	Benefits

2010	3,630	221
2011	4,430	251
2012	5,384	284
2013	5,861	332
2014	6,091	389
2015 -2019	38,418	2,910
The estimated net loss and prior service cost for the defined benefit pension plans and post-retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.2 million and $0.3 million, respectively.
Assumptions
Weighted average assumptions used to determine the accumulated benefit obligation and net benefit cost or income for the year ended December 31:

	Pension Benefits				Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate used to determine benefit obligations	6.01%	6.20%	5.81%	5.50%	6.30%	6.00%
Discount rate used to determine net benefit cost or income	6.37%	6.19%	5.70%	6.30%	6.00%	5.75%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.21%	4.22%	4.20%	—	—	—

The expected rate of return on plan assets is based on anticipated performance of the various asset sectors in which the plan invests, weighted by target allocation percentages. Anticipated future performance is based on long-term historical returns of the plan assets by sector, adjusted for the long-term expectations on the performance of the markets. While the precise expected return derived using this approach may fluctuate from year to year, the policy is to hold this long-term assumption constant as long as it remains within reasonable tolerance from the derived rate. This process is consistent for all plan assets as all the assets are invested in mutual funds.
The assumed health care cost trend rates used in measuring the accumulated non-pension post-retirement benefit obligation were as follows:

	December 31,
	2009	2008
Pre-Medicare eligible claims	8% down to 5% in 2013	8% down to 5% in 2012
Medicare eligible claims	8% down to 5% in 2012	8% down to 5% in 2012
Assumed health care cost trend rates may have a significant effect on the amounts reported for health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects (dollars in thousands):

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$319	$(240)
Effect on accumulated postretirement benefit obligation	$3,108	$(2,391)
Results for the Pension and Other Benefits Plans are measured at December 31 for each year presented.
Plan Assets
Target allocations of assets are determined with the objective of maximizing returns and minimizing volatility of net assets through adequate asset diversification and partial liability immunization. Adjustments are made to target allocations based on the Company’s assessment of the effect of economic factors and market conditions. The target allocations for plan assets are 60% equity securities and 40% debt securities as of December 31, 2009 and 2010. The Company’s plan assets are primarily invested in mutual funds. The mutual funds include holdings of S&P 500 securities, large-cap securities, mid-cap securities, small-cap securities, international securities, corporate debt securities, U.S. and other government securities, mortgage-related securities and cash.
Equity and debt securities are exposed to various risks, such as interest rate risk, credit risk, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur and that such change could affect the amounts reported in the financial statements.
The fair values of the Company’s pension plan assets are as follows (dollars in thousands):

	December 31, 2009
		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3

Mutual Funds (1)	$30,887	$30,887	$—	$—
Cash	36	36	—	—

Total	$30,923	$30,923	$—	$—

(1)	Mutual funds are invested 38% in bond index funds, 31% in S&P 500 index funds, 16% in mid-cap stock funds, 10% in foreign large blend funds and 5% in small-cap stock funds.
As of December 31, 2009, the Company classified all of its pension plan assets in the Level 1 category as quoted prices in active markets are available for these assets. Therefore, a reconciliation for pension plan assets measured at fair value using significant unobservable inputs (Level 3) for the year ended December 31, 2009 is not required. See Note 6 — “Fair Value of Financial Instruments” for additional detail on the fair value hierarchy.
Savings and Investment Plans
Certain subsidiaries of the Company also sponsor saving and investment plans under which a portion of employee contributions are matched. Subsidiary contributions to these plans, which are partially tied to RGA’s financial results, were $2.7 million, $3.4 million and $2.8 million in 2009, 2008 and 2007, respectively.

     Note 11 RELATED PARTY TRANSACTIONS
On September 12, 2008 (“the Divestiture Date”), the Company’s majority shareholder, General American Life Insurance Company (“General American”), disposed of its majority ownership in the Company. General American is a wholly-owned subsidiary of MetLife, Inc. (“MetLife”), a New York-based insurance and financial services holding company. Prior to the Divestiture Date, General American and MetLife provided certain administrative services to RGA and RGA Reinsurance. Such services included risk management and corporate travel. The cost of these services for the years ended December 31, 2008 and 2007 was approximately $1.8 million (through the Divestiture Date) and $2.8 million, respectively, included in other expenses. Management does not believe that the various amounts charged for these services would have been materially different if they had been incurred from an unrelated third party.
RGA Reinsurance also has a product license and service agreement with MetLife. Under this agreement, RGA has licensed the use of its electronic underwriting product to MetLife and provides internet hosting services, installation and modification services for the product. The Company recorded revenue under the agreement for the years ended December 31, 2008 and 2007 of approximately $0.6 million (through the Divestiture Date) and $0.6 million, respectively.
The Company also had arms-length direct policies and reinsurance agreements with MetLife and certain of its subsidiaries. These direct policies and reinsurance agreements with MetLife and certain of its subsidiaries continue to be in place after the Divestiture Date. The Company reflected net premiums from these agreements of approximately $163.5 million (through the Divestiture Date) and $250.9 million in 2008 and 2007, respectively. The premiums reflect the net of business assumed from and ceded to MetLife and its subsidiaries. The pre-tax income, excluding investment income allocated to support the business, was approximately $15.8 million (through the Divestiture Date) and $16.0 million in 2008 and 2007, respectively.
     Note 12 LEASE COMMITMENTS
The Company leases office space and furniture and equipment under non-cancelable operating lease agreements, which expire at various dates. Future minimum office space annual rentals under non-cancelable operating leases at December 31, 2009 are as follows:

2010	$9.3 million
2011	6.7 million
2012	6.0 million
2013	5.9 million
2014	5.2 million
Thereafter	4.7 million
The amounts above are net of expected sublease income of approximately $0.4 million annually through 2010. Rent expenses amounted to approximately $13.9 million, $12.5 million and $11.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Note 13 FINANCIAL CONDITION AND NET INCOME ON A STATUTORY BASIS — SIGNIFICANT SUBSIDIARIES
The following table presents selected statutory financial information for the Company’s primary life reinsurance legal entities, as of or for the years ended December 31, 2009, 2008, and 2007 (dollars in thousands):

	Statutory		Statutory
	Capital & Surplus		Net Income (Loss)
	2009	2008	2009	2008	2007
RCM	$1,412,945	$1,107,899	$(16,800)	$(2,276)	$5,167
RGA Reinsurance	1,416,550	1,103,753	63,188	(41,750)	(41,535)
RGA Canada	430,738	372,441	(2,620)	9,915	12,244
RGA Barbados	303,598	226,572	37,344	31,006	54,293
RGA Australia	271,755	180,969	37,515	57,250	43,526
RGA Atlantic	199,989	126,363	47,422	58,200	(57)
RGA Americas	159,132	133,903	16,752	(49,532)	31,804
Other reinsurance subsidiaries	297,463	346,313	(313,415)	(104,708)	(201,613)

The total capital and surplus positions of RCM, RGA Reinsurance and RGA Canada exceed the risk-based capital requirements of the applicable regulatory bodies. RCM and RGA Reinsurance are subject to Missouri statutory provisions that restrict the payment of dividends. They may not pay dividends in any 12-month period in excess of the greater of the prior year’s statutory operating income or 10% of capital and surplus at the preceding year-end, without regulatory approval. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. Any dividends paid by RGA Reinsurance would be paid to RCM, its parent company, which in turn has restrictions related to its ability to pay dividends to RGA. The assets of RCM consist primarily of its investment in RGA Reinsurance. As of January 1, 2010, RCM and RGA Reinsurance could pay maximum dividends, without prior approval, of approximately $141.3 million and $146.6 million, respectively. The Missouri Department of Insurance, Financial Institution and Professional Registration, allows RCM to pay a dividend to RGA to the extent RCM received the dividend from RGA Reinsurance, without limitation related to the level of unassigned surplus. Dividend payments by other subsidiaries are subject to regulations in the jurisdiction of domicile.
     Note 14 COMMITMENTS AND CONTINGENT LIABILITIES
The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amount of $86.6 million, $12.6 million and $7.0 million, respectively, at December 31, 2009. The Company anticipates that the majority of its current commitments will be invested over the next five years, however, contractually, these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the consolidated balance sheets.
The Company is subject to litigation in the normal course of its business. The Company currently has no material litigation. A legal reserve is established when the Company is notified of an arbitration demand or litigation or is notified that an arbitration demand or litigation is imminent, it is probable that the Company will incur a loss as a result and the amount of the probable loss is reasonably capable of being estimated. However, if such material litigation did arise, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s consolidated financial position and/or net income in a particular reporting period.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. Certain of these letters of credit contain financial covenant restrictions. At December 31, 2009 and 2008, there were approximately $21.4 million and $26.6 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Re, RGA Americas, RGA Barbados and RGA Atlantic. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of December 31, 2009 and 2008, $617.5 million and $428.8 million, respectively, in letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. At December 31, 2009, the Company had $373.9 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. In September 2009, the Company entered into a ten-year, $200.0 million letter of credit facility agreement. This letter of credit is expected to be fully utilized though 2016 and then amortize to zero by 2019. As of December 31, 2009, the Company had $200.0 million in issued, but undrawn, letters of credit under this new facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size, relative to the ceding company. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $330.3 million and $273.6 million as of December 31, 2009 and 2008, respectively, and are reflected on the Company’s consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of December 31, 2009, RGA’s exposure related to these guarantees was $159.2 million. RGA has issued payment guarantees on behalf of two of its subsidiaries in the event the subsidiaries fail to make payment under their office lease obligations, the exposure of which was $4.3 million as of December 31, 2009.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
     Note 15 DEBT AND TRUST PREFERRED SECURITIES
The Company’s debt and trust preferred securities consist of the following (dollars in thousands):

	2009	2008

$400 million 6.75% Junior Subordinated Debentures due 2065	$318,722	$398,646
$400 million 6.45% Senior Notes due 2019	399,330	—
$300 million 5.625% Senior Notes due 2017	298,031	297,757
$200 million 6.75% Senior Notes due 2011	199,969	199,954
Revolving Credit Facilities	—	21,889

Long-term Debt	$1,216,052	$918,246

$225.0 million 5.75% Preferred Securities due 2051	$159,217	$159,035

In November 2009, RGA issued 6.45% Senior Notes due November 15, 2019 with a face amount of $400.0 million. These senior notes were registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $396.3 million and were designated for general corporate purposes. Capitalized issue costs were approximately $3.0 million.
During 2009, the Company repurchased $80.2 million face amount of its 6.75% junior subordinated debentures for $39.2 million. The debt was purchased by RGA Reinsurance. As a result, the Company recorded a pre-tax gain of $38.9 million, after fees and unamortized discount, in other revenues in 2009.
In March 2007, RGA issued 5.625% Senior Notes due March 15, 2017 with a face amount of $300.0 million. These senior notes were registered with the Securities and Exchange Commission. The net proceeds from the offering were approximately $295.3 million, a portion of which were used to pay down $50.0 million of indebtedness under a U.S. bank credit facility. The remaining net proceeds were designated for general corporate purposes. Capitalized issue costs were approximately $2.4 million.
The Company has three revolving credit facilities under which it may borrow up to approximately $819.2 million in cash. As of December 31, 2009, the Company had no cash borrowings under these facilities and as of December 31, 2008, the Company had drawn approximately $21.9 million in cash under these facilities. The interest rates on borrowings from the Company’s revolving credit facilities ranged from 1.52% to 3.11% during 2009 and 3.11% to 6.13% during 2008. The Company may borrow up to $750.0 million in cash and obtain letters of credit in multiple currencies on its revolving credit facility that expires in September 2012. As of December 31, 2009 and 2008, respectively, the Company had no cash borrowings outstanding and $373.9 million and $389.7 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2010 and an A$50.0 million Australian credit facility that expires in March 2011, both with no outstanding balances as of December 31, 2009 and a combined outstanding balance of $21.9 million at December 31, 2008. Repayments of debt over the next five years total $200.0 million, due in 2011.
Certain of the Company’s debt agreements contain financial covenant restrictions related to, among others, liens, the issuance and disposition of stock of restricted subsidiaries, minimum requirements of consolidated net worth, maximum ratios of debt to capitalization and change of control provisions. A material ongoing covenant default could require immediate payment of the amount due, including principal, under the various agreements. Additionally, the Company’s debt agreements contain cross-default covenants, which would make outstanding borrowings immediately payable in the event of a material uncured covenant default under any of the agreements, including, but not limited to, non-payment of indebtedness when due for an amount in excess of $100.0 million, bankruptcy proceedings, or any other event which results in the acceleration of the maturity of indebtedness. As of December 31, 2009, the Company had $1,216.1 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements. The ability of the Company to make debt principal and interest payments depends on the earnings and surplus of subsidiaries, investment earnings on undeployed capital proceeds, and the Company’s ability to raise additional funds.
RGA guarantees the payment of amounts outstanding under the credit facility maintained by its subsidiary operation in Australia. At December 31, 2009 there was no debt outstanding under this credit facility.
In December 2001, RGA, through its wholly-owned trust, RGA Capital Trust I, issued $225.0 million face amount in Preferred Securities due 2051 at a discounted value of $158.1 million. RGA fully and unconditionally guarantees, on a subordinated basis, the obligations of the Trust under the Preferred Securities.
     Note 16 COLLATERAL FINANCE FACILITY
     In June 2006, RGA’s subsidiary, Timberlake Financial, issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance. Proceeds from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. As of December 31, 2009 and 2008, respectively, the Company held assets in trust and in custody of $876.7 million and $885.4 million for this purpose. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly and totaled $8.3 million and $28.7 million in 2009 and 2008, respectively. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Re, a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval, the return on Timberlake Re’s investment assets and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
In accordance with the general accounting principles for Consolidation, Timberlake Financial is considered to be a variable interest entity and the Company is deemed to hold the primary beneficial interest. As a result, Timberlake Financial has been consolidated in the Company’s financial statements. The Company’s consolidated balance sheets include the assets of Timberlake Financial recorded as fixed maturity investments and other invested assets, which consists of restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facility. The Company’s consolidated statements of income include the investment return of Timberlake Financial as investment income and the cost of the facility is reflected in collateral finance facility expense.
     Note 17 SEGMENT INFORMATION
The Company has five main geographic-based operational segments, each of which is a distinct reportable segment: U.S., Canada, Europe & South Africa, Asia Pacific and Corporate and Other. The U.S. operations market traditional life reinsurance, reinsurance of asset-intensive products and financial reinsurance, primarily to large U.S. market life insurance companies. Asset-intensive products primarily include reinsurance of corporate-owned life insurance and annuities. The Canada operations provide insurers with reinsurance of traditional individual life products as well as creditor reinsurance, group life and health reinsurance and non-guaranteed critical illness products. Europe & South Africa operations include traditional life reinsurance and critical illness business from Europe & South Africa, in addition to other markets being developed by the Company. Asia Pacific operations provide primarily traditional life reinsurance, critical illness and, to a lesser extent, financial reinsurance through RGA Australia and RGA Reinsurance. Corporate and Other includes results from, among others, RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry and the investment income and expense associated with the Company’s collateral finance facility. Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statements of income for 2008 and 2007 reflect this line of business as a discontinued operation. The Company measures segment performance based on income or loss before income taxes.
The accounting policies of the segments are the same as those described in Note 2 — “Summary of Significant Accounting Policies.” The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets.

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

For the Years Ended December 31,	2009	2008	2007

Revenues:
U.S.	$4,255,534	$3,148,124	$3,391,007
Canada	777,235	691,948	619,405
Europe & South Africa	826,880	732,475	702,391
Asia Pacific	1,085,088	1,057,873	908,606
Corporate and Other	122,085	50,783	96,952

Total from continuing operations	$7,066,822	$5,681,203	$5,718,361

For the Years Ended December 31,	2009	2008	2007

Income (loss) from continuing operations before income taxes:
U.S.	$308,718	$66,088	$327,928
Canada	106,335	102,266	81,543
Europe & South Africa	52,341	65,686	47,467
Asia Pacific	83,546	85,509	60,090
Corporate and Other	41,405	(39,157)	(42,110)

Total from continuing operations	$592,345	$280,392	$474,918

For the Years Ended December 31,	2009	2008	2007

Interest expense:
Corporate and Other	$69,940	$76,161	$76,906

Total from continuing operations	$69,940	$76,161	$76,906

For the Years Ended December 31,	2009	2008	2007

Depreciation and amortization:
U.S.	$733,345	$162,944	$426,713
Canada	145,330	109,826	86,800
Europe & South Africa	58,297	97,791	120,772
Asia Pacific	114,300	122,031	113,108
Corporate and Other	7,446	7,423	6,990

Total from continuing operations	$1,058,718	$500,015	$754,383

The table above includes amortization of deferred acquisition costs, including the effect from investment related gains and losses.

As of December 31,	2009	2008
Assets:
U.S.	$15,569,263	$15,061,753
Canada	3,026,515	2,710,187
Europe & South Africa	1,400,580	1,134,990
Asia Pacific	2,060,425	1,413,611
Corporate and Other and discontinued operations	3,192,718	1,338,277

Total assets	$25,249,501	$21,658,818

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
During 2009, three clients generated $334.5 million or 37.9% of gross premiums for the Canada operations. Five clients of the Company’s United Kingdom operations generated approximately $400.8 million, or 49.4% of the total gross premiums for the Europe & South Africa operations. Ten clients, six in Australia, two in Korea and two in Japan, generated approximately $582.4 million, or 56.7% of the total gross premiums for the Asia Pacific operations. The U.S. reinsurance operation’s largest client generated approximately $573.0 million or 16.3% of U.S. operations gross premiums.
     Note 18 EQUITY BASED COMPENSATION
The Company adopted the RGA Flexible Stock Plan (the “Plan”) in February 1993, as amended, and the Flexible Stock Plan for Directors (the “Directors Plan”) in January 1997, as amended, (collectively, the “Stock Plans”). The Stock Plans provide for the award of benefits (collectively “Benefits”) of various types, including stock options, stock appreciation rights (“SARs”), restricted stock, performance shares, cash awards, and other stock-based awards, to key employees, officers, directors and others performing significant services for the benefit of the Company or its subsidiaries. As of December 31, 2009, shares authorized for the granting of Benefits under the Plan and the Directors Plan totaled 9,260,077 and 212,500 respectively. The Company generally uses treasury shares to support the future exercise of options or settlement of awards granted under its stock plans.
Equity-based compensation expense of $10.7 million, $10.7 million, and $18.3 million related to grants or awards under the Stock Plans was recognized in 2009, 2008 and 2007, respectively. Equity-based compensation expense is principally related to the issuance of stock options, performance contingent restricted units, and restricted stock.
In general, options granted under the Plan become exercisable over vesting periods ranging from one to five years while options granted under the Directors Plan become exercisable after one year. Options are generally granted with an exercise price equal to the stock’s fair value at the date of grant and expire 10 years after the date of grant. Information with respect to grants under the Stock Plans follows.

	Stock Options
		Weighted-	Aggregate
		Average	Intrinsic Value	Performance
	Options	Exercise Price	(in millions)	Contingent Units
Outstanding January 1, 2007	2,799,551	$34.39		392,180
Granted	319,487	$59.63		105,453
Exercised / Lapsed	(455,901)	$29.97		(121,307)
Forfeited	(67,884)	$45.81		(22,177)

Outstanding December 31, 2007	2,595,253	$37.98		354,149
Granted	434,622	$56.03		160,968
Exercised / Lapsed	(189,229)	$33.60		(113,667)
Forfeited	(53,462)	$51.01		(18,331)

Outstanding December 31, 2008	2,787,184	$40.84		383,119
Granted	743,145	$32.20		309,063
Exercised / Lapsed	(226,264)	$26.77		(123,782)
Forfeited	(103,426)	$36.71		(12,184)

Outstanding December 31, 2009	3,200,639	$39.96	$24.6	556,216

Options exercisable	1,933,701	$38.65	$17.4

The intrinsic value of options exercised was $4.7 million, $1.7 million, and $10.3 million for 2009, 2008 and 2007, respectively.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Outstanding	Average	Average	Exercisable	Average
Range of	as of	Remaining	Exercise	as of	Exercise
Exercise Prices	12/31/2009	Contractual Life	Price	12/31/2009	Price
$25.00 - $34.99	1,202,963	6.7	$30.35	459,818	$27.36
$35.00 - $44.99	763,124	2.4	$33.82	763,124	$33.82
$45.00 - $54.99	538,726	5.5	$47.47	466,128	$47.46
$55.00 +	695,826	7.6	$57.49	244,631	$58.11

Totals	3,200,639	5.7	$39.96	1,933,701	$38.65

The Black-Scholes model was used to determine the fair value of stock options granted and recognized in the financial statements. The Company used daily historical volatility when calculating stock option values. The risk-free rate is based on observed interest rates for instruments with maturities similar to the expected term of the stock options. Dividend yield is determined based on historical dividend distributions compared to the price of the underlying common stock as of the valuation date and held constant over the life of the stock options. The Company estimated expected life using the historical average years to exercise or cancellation. The per share weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $8.99, $14.02 and $18.72 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2009-expected dividend yield of 1.12%, risk-free interest rate of 2.03%, expected life of 6.0 years, and an expected rate of volatility of the stock of 29.1% over the expected life of the options; 2008-expected dividend yield of 0.6%, risk-free interest rate of 3.23%, expected life of 6.0 years, and an expected rate of volatility of the stock of 20.0% over the expected life of the options; and 2007-expected dividend yield of 0.6%, risk-free interest rate of 4.67%, expected life of 6.0 years, and an expected rate of volatility of the stock of 23.4% over the expected life of the options.
In general, restrictions lapse on restricted stock awards at the end of a three- or ten-year vesting period. Restricted stock awarded under the plan generally has no strike price and is included in the Company’s shares outstanding. As of December 31, 2009, no shares of restricted stock were outstanding.
During 2009, 2008 and 2007 the Company also issued 309,063, 160,968 and 105,453 performance contingent units (“PCUs”) to key employees at a weighted average fair value per unit of $32.20, $56.03 and $59.63, respectively. As of December 31, 2009, 309,063, 153,107 and 94,046 PCUs were outstanding from the 2009, 2008 and 2007 grants, respectively. Each PCU represents the right to receive up to two shares of Company common stock, depending on the results of certain performance measures over a three-year period. The compensation expense related to the PCUs is recognized ratably over the requisite performance period. In February 2010, 2009 and 2008, the board approved a 0.68, 1.33 and 1.92 share payout for each PCU granted in 2007, 2006 and 2005, resulting in the issuance of 63,409, 164,630 and 218,240 shares of common stock from treasury, respectively.
As of December 31, 2009, there was $15.9 million of unrecognized compensation costs related to equity-based grants or awards. It is estimated that these costs will vest over a weighted average period of 2.3 years.
In February 2010, the board approved an incentive compensation package including 531,804 incentive stock options at $47.10 per share and 251,328 PCUs under the Plan. In addition, non-employee directors received 10,600 shares of common stock under the Directors Plan.

     Note 19 EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share from continuing operations (in thousands, except per share information):

	2009	2008	2007

Earnings:

Income from continuing operations (numerator for basic and diluted calculations)	$407,086	$187,815	$308,273

Shares:

Weighted average outstanding shares (denominator for basic calculation)	72,790	63,918	61,857

Equivalent shares from outstanding stock options and warrants	537	1,353	2,374

Diluted shares (denominator for diluted calculation)	73,327	65,271	64,231

Earnings per share from continuing operations:
Basic	$5.59	$2.94	$4.98
Diluted	$5.55	$2.88	$4.80

The calculation of equivalent shares from outstanding stock options does not include the effect of options having a strike price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. Approximately 1.2 million, 1.6 million and 0.3 million outstanding stock options were not included in the calculation of common equivalent shares during 2009, 2008 and 2007, respectively. Approximately 0.6 million, 0.4 million and 0.4 million performance contingent shares were excluded from the calculation of common equivalent shares during 2009, 2008 and 2007, respectively.
     Note 20 COMPREHENSIVE INCOME
The following table presents the components of the Company’s other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):
For the year ended December 31, 2009:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$205,472	$(9,122)	$196,350
Foreign currency swap	(8,102)	2,836	(5,266)

Net foreign currency translation adjustments	197,370	(6,286)	191,084

Unrealized gains (losses) on securities:
Unrealized net holding gains arising during the year	949,091	(331,182)	617,909
Less: Reclassification adjustment for net losses realized in net income	(84,348)	29,522	(54,826)

Net unrealized gains	1,033,439	(360,704)	672,735

Reclassification adjustment for other-than-temporary impairments	(16,045)	5,616	(10,429)
Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(422)	141	(281)
Net loss arising during the period	(1,800)	613	(1,187)

Unrealized pension and postretirement benefits, net	(2,222)	754	(1,468)

Other comprehensive income	$1,212,542	$(360,620)	$851,922

For the year ended December 31, 2008:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount
Foreign currency translation adjustments:
Change arising during year	$(250,052)	$12,941	$(237,111)
Foreign currency swap	53,720	(18,802)	34,918

Net foreign currency translation adjustments	(196,332)	(5,861)	(202,193)

Unrealized losses on securities:
Unrealized net holding losses arising during the year	(1,458,293)	511,768	(946,525)
Less: Reclassification adjustment for net losses realized in net income	(122,997)	43,049	(79,948)

Net unrealized losses	(1,335,296)	468,719	(866,577)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	799	(284)	515
Net gain arising during the period	(10,523)	3,701	(6,822)

Unrealized pension and postretirement benefits, net	(9,724)	3,417	(6,307)

Other comprehensive loss	$(1,541,352)	$466,275	$(1,075,077)

For the year ended December 31, 2007:

		Tax (Expense)
	Before-Tax Amount	Benefit	After-Tax Amount

Foreign currency translation adjustments:
Change arising during year	$124,581	$(8,343)	$116,238
Foreign currency swap	(5,104)	1,786	(3,318)

Net foreign currency translation adjustments	119,477	(6,557)	112,920

Unrealized losses on securities:
Unrealized net holding losses arising during the year	(79,990)	33,608	(46,382)
Less: Reclassification adjustment for net losses realized in net income	(36,811)	12,840	(23,971)

Net unrealized losses	(43,179)	20,768	(22,411)

Unrealized pension and postretirement benefits:
Net prior service cost arising during the year	(265)	70	(195)
Net gain arising during the period	4,853	(1,712)	3,141

Unrealized pension and postretirement benefits, net	4,588	(1,642)	2,946

Other comprehensive income	$80,886	$12,569	$93,455

A summary of the components of net unrealized appreciation (depreciation) of balances carried at fair value is as follows (dollars in thousands):

Years Ended December 31,	2009	2008

Change in net unrealized appreciation (depreciation) on:
Fixed maturity securities available-for-sale	$1,004,303	$(1,332,268)
Other investments	58,930	(50,229)
Effect of unrealized appreciation on:
Deferred policy acquisition costs	(45,839)	47,201

Net unrealized appreciation (depreciation)	$1,017,394	$(1,335,296)

     Note 21 DISCONTINUED OPERATIONS
Effective January 1, 2009, due to immateriality, the discontinued accident and health operations were included in the results of the Corporate and Other segment. The consolidated statements of income for 2008 and 2007 reflect this line of business as a discontinued operation. The calculation of the claim reserve liability for the entire portfolio of accident and health business requires management to make estimates and assumptions that affect the reported claim reserve levels. Revenues associated with discontinued operations, which were not reported on a gross basis in the Company’s consolidated statements of income in 2008 and 2007, totaled $2.1 million and $2.0 million, respectively. As of December 31, 2009, there are no arbitrations or claims disputes associated with the Company’s discontinued accident and health operations, and the remaining runoff activity of this business is not expected to be significant.

     Note 22 SUBSEQUENT EVENT
Effective January 1, 2010, the Company completed its acquisition of ReliaStar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business. ReliaStar is a subsidiary of ING Groep N.V. The acquisition was structured as an indemnity coinsurance agreement and the Company expects this business to generate returns of between 15 and 19 percent, beginning in 2010. The acquisition is expected to enhance the Company’s expertise and product offerings in the North American market, but is expected to contribute less than five percent to the Company’s consolidated assets, liabilities and income in 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
We have audited the accompanying consolidated balance sheets of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reinsurance Group of America, Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2, the Company changed its method of accounting for other-than-temporary impairments, as required by accounting guidance adopted on April 1, 2009.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 26, 2010

Quarterly Data (Unaudited)
Years Ended December 31,
(in thousands, except per share data)

	First	Second	Third	Fourth
2009
Revenues from continuing operations	$1,530,840	$1,813,166	$1,778,981	$1,943,835
Revenues from discontinued operations	$—	$—	$—	$—

Income from continuing operations before income taxes	$34,206	$215,423	$182,551	$160,165

Income from continuing operations	$23,290	$153,179	$118,208	$112,409
Loss from discontinued accident and health operations, net of income taxes	—	—	—	—

Net income	$23,290	$153,179	$118,208	$112,409

Total outstanding common shares — end of period	72,763	72,775	72,790	72,990

Basic Earnings Per Share
Continuing operations	$0.32	$2.11	$1.62	$1.54
Discontinued operations	—	—	—	—

Net income	$0.32	$2.11	$1.62	$1.54
Diluted Earnings Per Share
Continuing operations	$0.32	$2.10	$1.61	$1.52
Discontinued operations	—	—	—	—

Net income	$0.32	$2.10	$1.61	$1.52

Dividends declared per share	$0.09	$0.09	$0.09	$0.09

Market price of common stock
Quarter end	$32.39	$34.91	$44.60	$47.65
Common stock price, high	43.07	38.51	45.79	49.85
Common stock price, low	21.27	27.93	31.86	42.52

	First	Second	Third	Fourth
2008
Revenues from continuing operations	$1,360,267	$1,642,606	$1,310,295	$1,368,035
Revenues from discontinued operations	$111	$316	$935	$705

Income from continuing operations before income taxes	$56,688	$170,964	$32,546	$20,194

Income from continuing operations	$36,589	$110,806	$25,250	$15,170
Loss from discontinued accident and health operations, net of income taxes	(5,084)	(104)	(22)	(5,809)

Net income	$31,505	$110,702	$25,228	$9,361

Total outstanding common shares — end of period	62,235	62,316	62,325	72,622

Basic Earnings Per Share
Continuing operations	$0.59	$1.78	$0.41	$0.22
Discontinued operations	(0.08)	—	(0.01)	(0.08)

Net income	$0.51	$1.78	$0.40	$0.14

Diluted Earnings Per Share
Continuing operations	$0.57	$1.73	$0.40	$0.22
Discontinued operations	(0.08)	—	—	(0.08)

Net income	$0.49	$1.73	$0.40	$0.14

Dividends per share on common stock	$0.09	$0.09	$0.09	$0.09

Market price of common stock
Quarter end	$54.44	$43.52	$54.00	$42.82
Common stock price, high	59.31	57.81	64.10	53.59
Common stock price, low	47.45	43.19	40.95	26.15
Reinsurance Group of America, Incorporated common stock is traded on the New York Stock Exchange (NYSE) under the symbol “RGA”. There were 92,436 stockholders of record of RGA’s common stock on January 29, 2010. See “Shareholder Dividends” and “Debt and Trust Preferred Securities” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

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
     There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     Financial management has documented and evaluated the effectiveness of the internal control of the Company as of December 31, 2009 pertaining to financial reporting in accordance with the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     In the opinion of management, the Company maintained effective internal control over financial reporting as of December 31, 2009.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Reinsurance Group of America, Incorporated
St. Louis, Missouri
We have audited the internal control over financial reporting of Reinsurance Group of America, Incorporated and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion which includes an explanatory paragraph related to a change in accounting for other-than-temporary impairments, as required by accounting guidance adopted on April 1, 2009.
/s/ Deloitte & Touche LLP
St. Louis, Missouri
February 26, 2010

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
     Todd C. Larson, 46, is Executive Vice President, Corporate Finance and Treasurer. Prior to joining the Company in 1995, Mr. Larson was Assistant Controller at Northwestern Mutual Life Insurance Company from 1994 through 1995 and prior to that position was an accountant for KPMG. Mr. Larson also serves as a director and officer of several RGA subsidiaries.
     Jack B. Lay, 55, is Senior Executive Vice President and Chief Financial Officer. Prior to joining the Company in 1994, Mr. Lay served as Second Vice President and Associate Controller at General American. In that position, he was responsible for all external financial reporting as well as merger and acquisition support. Before joining General American in 1991, Mr. Lay was a partner in the financial services practice with the St. Louis office of KPMG. Mr. Lay also serves as a director and officer of several RGA subsidiaries.
     Alain Néemeh, 42, is President and Chief Executive Officer of RGA Life Reinsurance Company of Canada. He served as Executive Vice President, Operations and Chief Financial Officer from 2001 until he attained his current position in 2006. He joined the finance area of RGA in 1997 from KPMG, where he last served as Senior Manager. In June 2009, Mr. Néemeh joined the Board of Directors of the Canadian Life and Health Insurance Association (“CLHIA”) and became Chairman-Elect. Mr. Néemeh is Chairman of the CLHIA’s Standing Committee on Government Relations and also sits on the CLHIA’s Standing Committee on Resources, the CLHIA’s Standing Committee on Québec Affairs, the CLHIA’s Nominating Committee and on the CLHIA’s Committee on Reinsurance, where he is a past Chairman.
     Paul Nitsou, 48, is Executive Vice President, International Operations and President of RGA International Corporation. He served as Executive Vice President prior to attaining his current position in June 2004. He joined RGA in 1996 and began his life insurance career in 1985 at Manulife Financial where he held various positions of increasing responsibility. Mr. Nitsou also serves as a director and officer of several RGA subsidiaries.
     Paul A. Schuster, 55, is Senior Executive Vice President, U.S. Division and became Chairman President and Chief Executive Officer of RGA Reinsurance Company, effective May 1, 2008. He served as Senior Vice President, U.S. Division from January 1997 to December 1998. Mr. Schuster was Reinsurance Actuarial Vice President in 1995 and Senior Vice President & Chief Actuary of the Company in 1996. Prior to the formation of RGA, Mr. Schuster served as Second Vice President and Reinsurance Actuary of General American. Prior to joining General American in 1991, he served as Vice President and Assistant Director of Reinsurance Operations of the ITT Lyndon Insurance Group from 1988 to 1991 and in a variety of actuarial positions with General Reassurance Corporation from 1976 to 1988. Mr. Schuster also serves as a director and officer of several RGA subsidiaries.
     James E. Sherman, 56, is Executive Vice President, General Counsel and Secretary of the Company. Prior to joining the Company in 2001, Mr. Sherman served as Associate General Counsel of General American Life Insurance Company from 1995 until 2000. Mr. Sherman also serves as an officer of several RGA subsidiaries.
     Graham S. Watson, 60, is Senior Executive Vice President, International and Chief Marketing Officer of RGA, and Chief Executive Officer of RGA International Corporation. Upon joining RGA in 1996, Mr. Watson was President and CEO of RGA Australia. Prior to joining RGA in 1996, Mr. Watson was the President and CEO of Intercedent Limited in Canada and has held various positions of increasing responsibility for other life insurance companies. Mr. Watson also serves as a director and officer of several RGA subsidiaries.

     A. Greig Woodring, 58, is President and Chief Executive Officer of the Company. Mr. Woodring also headed the reinsurance business of General American Life Insurance Company from 1986 until the Company’s formation in December 1992. He also serves as a director and officer of a number of subsidiaries of the Company.
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
     The Company will provide without charge upon written or oral request, a copy of any of the Codes of Conduct or Governance Documents. Requests should be directed to Investor Relations, Reinsurance Group of America, Incorporated, 1370 Timberlake Manor Parkway, Chesterfield, MO 63017, by electronic mail (investrelations@rgare.com) or by telephone (636-736-7243).
     In accordance with the Securities Exchange Act of 1934, the Company’s board of directors has established a standing audit committee. The board of directors has determined, in its judgment, that all of the members of the audit committee are independent within the meaning of SEC regulations and the listing standards of the New York Stock Exchange (“NYSE”). The board of directors has determined, in its judgment, that Messrs. Bartlett, Boot, Danahy and Ms. Lomax are qualified as audit committee financial experts within the meaning of SEC regulations and the board has determined that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. The audit committee charter provides that members of the audit committee may not simultaneously serve on the audit committee of more than two other public companies unless a committee member demonstrates that he or she has the ability to devote the time and attention that are required to serve on multiple audit committees.
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
     See the Index to Exhibits on page 151.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE I—SUMMARY OF INVESTMENTS—OTHER THAN
INVESTMENTS IN RELATED PARTIES
December 31, 2009
(in millions)

			Amount at
			Which
			Shown in
		Fair	the Balance
Type of Investment	Cost	Value (3)	Sheets (1)(3)
Fixed maturities:
Bonds:
United States government and government agencies and authorities	$540.0	$526.1	$526.1
State and political subdivisions	107.2	89.8	89.8
Foreign governments (2)	2,457.7	2,815.4	2,815.4
Public utilities (2)	783.2	812.3	812.3
Mortgage-backed and asset-backed securities	3,194.4	2,937.3	2,937.3
All other corporate bonds (2)	4,534.5	4,582.5	4,582.5

Total fixed maturities	11,617.0	11,763.4	11,763.4

Equity securities	58.0	58.3	58.3
Non-redeemable preferred stock	123.6	113.2	113.2
Mortgage loans on real estate	791.7	XXXX	791.7
Policy loans	1,136.6	XXXX	1,136.6
Funds withheld at interest	4,895.4	XXXX	4,895.4
Short-term investments	121.1	XXXX	121.1
Other invested assets	344.4	XXXX	344.4

Total investments	$19,087.8	XXXX	$19,224.1

(1)	Fixed maturities are classified as available-for-sale and carried at fair value.

(2)	The following exchange rates have been used to convert foreign securities to U.S. dollars:

Canadian dollar	$0.953834/C$1.00
Australian dollar	$0.900100/A$1.00
UK pound sterling	$1.615300/£1.00
Euro	$1.440399/€1.00
South African rand	$0.135117/1.0 rand
Japanese yen	$0.010825/1.0 yen

(3)	Fair value represents the closing sales prices of marketable securities. Estimated fair values for private placement securities, included in all other corporate bonds, are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE II—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
December 31,
(dollars in thousands)

	2009	2008	2007
CONDENSED BALANCE SHEETS
Assets:
Fixed maturity securities available-for-sale, at fair value	$411,102	$151,160
Short-term and other investments	26,334	66,487
Cash and cash equivalents	24,913	245,737
Investment in subsidiaries	4,532,578	3,187,636
Other assets	569,848	315,188

Total assets	$5,564,775	$3,966,208

Liabilities and stockholders’ equity:
Long-term debt (1)	$1,460,897	$1,083,173
Other liabilities	235,951	266,227
Stockholders’ equity	3,867,927	2,616,808

Total liabilities and stockholders’ equity	$5,564,775	$3,966,208

CONDENSED STATEMENTS OF INCOME
Interest / dividend income (2)	$44,588	$136,995	$28,111
Investment related losses, net	(3,417)	(2,940)	(10,767)
Operating expenses	(17,965)	(9,541)	(25,766)
Interest expense	(73,673)	(76,007)	(75,586)

Income before income tax and undistributed earnings of subsidiaries	(50,467)	48,507	(84,008)
Income tax benefit	(24,228)	(14,591)	(23,740)

Net loss before undistributed earnings of subsidiaries	(26,239)	63,098	(60,268)
Equity in undistributed earnings of subsidiaries	433,325	113,698	354,102

Net income	$407,086	$176,796	$293,834

CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
Net income	$407,086	$176,796	$293,834
Equity in earnings of subsidiaries	(433,325)	(113,698)	(354,102)
Foreign currency gain on repayment of debt	(4,826)	—	—
Other, net	31,975	78,001	132,242

Net cash provided by operating activities	910	141,099	71,974

Investing activities:
Sales of fixed maturity securities available-for-sale	217,141	119,681	38,474
Purchases of fixed maturity securities available-for-sale	(454,504)	(85,307)	(203,650)
Purchases of subsidiary debt securities	(226,550)	(50,000)	—
Change in short-term and other investments	(7,526)	(4,579)	(6,478)
Capital contributions to subsidiaries	(91,000)	(175,719)	(160,250)

Net cash used in investing activities	(562,439)	(195,924)	(331,904)

Financing activities:
Dividends to stockholders	(26,212)	(23,329)	(22,256)
Acquisition of treasury stock	(1,607)	(3,104)	(4,502)
Excess tax benefits from share-based payment arrangement	2,605	3,815	4,476
Reissuance of treasury stock, net	6,301	6,601	13,058
Net change in securities sold under agreements to repurchase
and cash collateral for derivative positions	(14,189)	(22,664)	30,094
Principal payments on debt	(22,539)	—	(50,000)
Proceeds from long-term debt borrowings, net	396,344	—	295,311
Proceeds from offering of common stock, net and warrant conversion	2	331,878	—

Net cash provided by financing activities	340,705	293,197	266,181

Net change in cash and cash equivalents	(220,824)	238,372	6,251
Cash and cash equivalents at beginning of year	245,737	7,365	1,114

Cash and cash equivalents at end of year	$24,913	$245,737	$7,365

(1)	Includes $398,648 of subordinated debt, $897,330 of Senior Debt and $164,919 of intercompany subordinated debt at December 31, 2009.

(2)	Includes $100,000 of cash dividends received from consolidated subsidiaries in 2008. No cash dividends from consolidated subsidiaries are included in 2009 and 2007.

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION
(dollars in thousands)

	As of December 31,
			Future Policy Benefits and
	Deferred Policy		Interest-Sensitive Contract		Other Policy Claims and
	Acquisition Costs		Liabilities		Benefits Payable
	Assumed	Ceded	Assumed	Ceded	Assumed	Ceded

2008
U.S. operations	$2,638,586	$(30,612)	$11,152,805	$(157,920)	$951,412	$(85,652)
Canada operations	260,196	(672)	1,915,544	(194,601)	99,191	(15,945)
Europe & South Africa operations	443,865	(29,156)	423,313	(37,599)	331,433	(30,656)
Asia Pacific operations	334,639	(8,228)	618,912	(35,850)	501,170	(25,131)
Corporate and Other	1,716	—	46	—	4,457	—
Discontinued operations	—	—	11,852	—	35,355	(546)

Total	$3,679,002	$(68,668)	$14,122,472	$(425,970)	$1,923,018	$(157,930)

2009
U.S. operations	$2,550,751	$(32,606)	$11,275,706	$(163,713)	$878,347	$(48,315)
Canada operations	317,822	(696)	2,363,564	(237,007)	174,693	(28,030)
Europe & South Africa operations	473,228	(15,040)	544,060	(26,928)	439,070	(36,603)
Asia Pacific operations	417,128	(12,568)	1,020,361	(51,469)	714,088	(31,460)
Corporate and Other	953	—	210,791	—	22,885	(509)

Total	$3,759,882	$(60,910)	$15,414,482	$(479,117)	$2,229,083	$(144,917)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE III—SUPPLEMENTARY INSURANCE INFORMATION (continued)
(dollars in thousands)

	Year ended December 31,
			Policyholder
		Net	Benefits and		Other
	Premium	Investment	Interest	Amortization	Operating
	Income	Income	Credited	of DAC	Expenses

2007
U.S. operations	$2,874,759	$624,138	$(2,594,257)	$(315,096)	$(153,726)
Canada operations	487,136	124,634	(426,224)	(71,122)	(40,516)
Europe & South Africa operations	678,551	26,167	(516,679)	(84,007)	(54,238)
Asia Pacific operations	864,550	36,388	(692,859)	(92,810)	(62,847)
Corporate and Other	4,030	96,577	(43)	(62)	(138,957)

Total	$4,909,026	$907,904	$(4,230,062)	$(563,097)	$(450,284)

2008
U.S. operations	$3,099,632	$571,611	$(2,906,018)	$(48,897)	$(127,121)
Canada operations	534,271	140,434	(456,437)	(93,162)	(40,083)
Europe & South Africa operations	707,768	32,993	(532,292)	(64,691)	(69,806)
Asia Pacific operations	1,000,814	47,400	(799,376)	(99,637)	(73,351)
Corporate and Other	6,816	78,838	(988)	(826)	(88,126)

Total	$5,349,301	$871,276	$(4,695,111)	$(307,213)	$(398,487)

2009
U.S. operations	$3,320,723	$814,897	$(3,168,321)	$(606,005)	$(172,490)
Canada operations	614,831	137,750	(501,136)	(128,791)	(40,973)
Europe & South Africa operations	781,952	32,240	(656,485)	(35,631)	(82,423)
Asia Pacific operations	998,927	61,335	(817,052)	(93,823)	(90,667)
Corporate and Other	8,728	76,240	(170)	(858)	(79,652)

Total	$5,725,161	$1,122,462	$(5,143,164)	$(865,108)	$(466,205)

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE IV — REINSURANCE
(in millions)

		As of or for the Year ended December 31,
					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed to
	Amount	Companies	Companies	Amount	Net
2007
Life insurance in force	$79	$48,108	$2,119,890	$2,071,861	102.32%
Premiums
U.S. operations	$2.2	$201.2	$3,073.8	$2,874.8	106.92%
Canada operations	—	188.6	675.7	487.1	138.72%
Europe & South Africa operations	—	41.0	719.6	678.6	106.04%
Asia Pacific operations	—	33.7	898.2	864.5	103.90%
Corporate and Other	0.3	—	3.7	4.0	92.50%

Total	$2.5	$464.5	$5,371.0	$4,909.0	109.41%

2008
Life insurance in force	$70	$46,267	$2,108,130	$2,061,933	102.24%
Premiums
U.S. operations	$2.2	$205.6	$3,303.0	$3,099.6	106.56%
Canada operations	—	216.9	751.2	534.3	140.60%
Europe & South Africa operations	—	40.1	747.9	707.8	105.67%
Asia Pacific operations	—	27.1	1,027.9	1,000.8	102.71%
Corporate and Other	0.2	—	6.6	6.8	97.06%

Total	$2.4	$489.7	$5,836.6	$5,349.3	109.11%

2009
Life insurance in force	$72	$46,897	$2,325,041	$2,278,216	102.06%
Premiums
U.S. operations	$2.3	$193.2	$3,511.6	$3,320.7	105.75%
Canada operations	—	268.0	882.9	614.9	143.58%
Europe & South Africa operations	—	28.9	810.9	782.0	103.70%
Asia Pacific operations	—	28.9	1,027.8	998.9	102.89%
Corporate and Other	—	—	8.7	8.7	100.00%

Total	$2.3	$519.0	$6,241.9	$5,725.2	109.03%

REINSURANCE GROUP OF AMERICA, INCORPORATED
SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
December 31,
(in millions)

	Balance at	Charges to
	Beginning of	Costs and	Charged to Other		Balance at End
Description	Period	Expenses	Accounts	Deductions	of Period
2007
Allowance on income taxes	$5.0	$2.8	$—	$0.1	$7.7

2008
Allowance on income taxes	7.7	0.2	—	—	7.9
Valuation allowance for mortgage loans	—	0.5	—	—	0.5

2009
Allowance on income taxes	7.9	—	—	4.5	3.4
Valuation allowance for mortgage loans	0.5	8.4	—	3.1	5.8

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reinsurance Group of America, Incorporated.
By:	/s/ A. Greig Woodring
A. Greig Woodring
President and Chief Executive Officer

Date: February 26, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2010.

Signatures		Title

/s/ J. Cliff Eason	February 26, 2010 *	Chairman of the Board and Director

J. Cliff Eason

/s/ A. Greig Woodring	February 26, 2010	President, Chief Executive Officer,

A. Greig Woodring and Director		(Principal Executive Officer)

/s/ William J. Bartlett	February 26, 2010*	Director

William J. Bartlett

/s/ Arnoud W.A. Boot	February 26, 2010*	Director

Arnoud W.A. Boot

/s/ John F. Danahy	February 26, 2010*	Director

John F. Danahy

/s/ Stuart I. Greenbaum	February 26, 2010*	Director

Stuart I. Greenbaum

/s/ Alan C. Henderson	February 26, 2010*	Director

Alan C. Henderson

/s/ Janis Rachel Lomax	February 26, 2010*	Director

Janis Rachel Lomax

/s/ Frederick J. Sievert	February 26, 2010*	Director

Frederick J. Sievert

/s/ Jack B. Lay	February 26, 2010	Senior Executive Vice President and Chief

Jack B. Lay		Financial Officer (Principal Financial and Accounting Officer)

* By: /s/ Jack B. Lay	February 26, 2010

Jack B. Lay Attorney-in-fact

Index to Exhibits

Exhibit
Number	Description

2.1	Reinsurance Agreement dated as of December 31, 1992 between General American Life Insurance Company (“General American”) and General American Life Reinsurance Company of Canada (“RGA Canada”), incorporated by reference to Exhibit 2.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.2	Retrocession Agreement dated as of July 1, 1990 between General American and The National Reinsurance Company of Canada, as amended between RGA Canada and General American on December 31, 1992, incorporated by reference to Exhibit 2.2 Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.3	Reinsurance Agreement dated as of January 1, 1993 between RGA Reinsurance Company (formerly “Saint Louis Reinsurance Company”) and General American, incorporated by reference to Exhibit 2.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

2.4	Recapitalization and Distribution Agreement, dated as of June 1, 2008 (the “R&D Agreement”), by and between Reinsurance Group of America, Incorporated (“RGA”) and MetLife, Inc. (the schedules of which have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be furnished supplementally to the SEC upon request), incorporated by reference to Exhibit 2.1 of Current Report on Form 8-K filed on June 5, 2008

3.1	Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on November 25, 2008

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 of Current Report on Form 8-K filed on November 25, 2008

4.1	Form of stock certificate for RGA’s common stock, incorporated by reference to Exhibit 4 to RGA’s registration statement on Form 8-A filed on November 17, 2008

4.2	Form of Unit Agreement among the Company and the Trust, as Issuers and The Bank of New York, as Agent, Warrant Agent and Property Trustee (which includes the form of Global Unit Certificate as Exhibit A), incorporated by reference to Exhibit 4.1 to Registration Statement on Form 8-A12B (File No. 1-11848) filed on December 18, 2001

4.3	First Supplement to Unit Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor agent to The Bank of New York, incorporated by reference to Exhibit 4.3 of Current Report on Form 8-K filed on September 12, 2008

4.4	Form of Warrant Agreement between the Company and the Bank of New York, as Warrant Agent, incorporated by reference to Exhibit 4.3 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.5	First Amendment to Warrant Agreement, dated as of September 12, 2008, between RGA and The Bank of New York Mellon Trust Company, N.A., as successor warrant agent to The Bank of New York (which includes the form of Warrant Certificate as Exhibit A), incorporated by reference to Exhibit 4.2 of Current Report on Form 8-K filed September 12, 2008

Exhibit
Number	Description

4.6	Trust Agreement of RGA Capital Trust I (which includes the form of Preferred Security Certificate as Exhibit A), incorporated by reference to Exhibit 4.11 to the Registration Statements on Form S-3 (File Nos. 333-55304, 333-55304-01 and 333-55304-02), filed on February 9, 2001, as amended (the “Original S-3”)

4.7	Form of Amended and Restated Trust Agreement of RGA Capital Trust I, incorporated by reference to Exhibit 4.7 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.8	Form of Preferred Security Certificate for the Trust, included as Exhibit A to Exhibit 4.11 to this Report

4.9	Form of Remarketing Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.12 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.10	Form of Junior Subordinated Indenture, incorporated by reference to Exhibit 4.3 of the Original S-3

4.11	Form of First Supplemental Junior Subordinated Indenture between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.10 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.12	Form of Guarantee Agreement between the Company, as Guarantor, and The Bank of New York, as Guarantee Trustee, incorporated by reference to Exhibit 4.11 to Registration Statement on Form 8-A12B (File No. 1-11848), filed on December 18, 2001

4.13	Form of Senior Indenture between RGA and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4.1 to the Original S-3

4.14	Form of First Supplemental Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Senior Notes Due 2011, incorporated by reference to Exhibit 4.8 to Form 8-K dated December 12, 2001 (File No. 1-11848), filed December 18, 2001

4.15	Form of Second Supplemental Junior Subordinated Indenture between RGA and The Bank of New York, as Trustee, relating to the 6 3/4 Junior Subordinated Debentures Due 2065, incorporated by reference to Exhibit 4.2 to Form 8-K dated December 5, 2005 (File No. 1-11848), filed on December 9, 2005

4.16	Second Supplemental Senior Indenture, dated as of March 9, 2007, by and between RGA and The Bank of New York Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated March 6, 2007 (File No. 1-11848), filed March 12, 2007

4.17	Third Supplemental Senior Indenture, dated as of November 3, 2009, by and between RGA and the Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K dated November 6, 2009 (File No. 1-11848), filed November 9, 2009

4.18	Second Amended and Restated Section 382 Rights Agreement dated as of November 25, 2008, between RGA and Mellon Investor Services LLC (which includes the form of Second Amended and Restated Certificate of Designation, Preferences and Rights of Series A-1 Junior Participating Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B), incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed November 25, 2008

10.1	Management Agreement dated as of January 1, 1993 between RGA Canada and General American, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.2	Standard Form of General American Automatic Agreement, incorporated by reference to Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

Exhibit
Number	Description

10.3	Standard Form of General American Facultative Agreement, incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.4	Standard Form of General American Automatic and Facultative YRT Agreement, incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993

10.5	RGA 2008 Management Incentive Plan, effective May 21, 2008, incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed on July 21, 2008*

10.6	RGA Reinsurance Company Management Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.7	RGA Reinsurance Company Executive Deferred Compensation Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.8	RGA Reinsurance Company Executive Supplemental Retirement Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.20 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.9	RGA Reinsurance Company Augmented Benefit Plan (ended January 1, 1995), incorporated by reference to Exhibit 10.21 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

10.10	RGA Flexible Stock Plan as amended and restated effective July 1, 1998, incorporated by reference to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004, at the corresponding exhibit*

10.11	Amendment effective as of May 24, 2000 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.13 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.12	Second Amendment effective as of May 28, 2003 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.14 to Form 10-K for the period ended December 31, 2003 (File No. 1-11848), filed on March 12, 2004 *

10.13	Third Amendment effective as of May 26, 2004 to the RGA Flexible Stock Plan as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.1 to Form 10-Q for the period ended June 30, 2004 (File No. 1-11848), filed on August 6, 2004*

10.14	Fourth Amendment, effective as of May 23, 2007 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.6 of Current Report on Form 8-K filed on July 21, 2008*

10.15	Fifth Amendment, effective as of May 21, 2008 to the RGA Flexible Stock Plan, as amended and restated July 1, 1998, incorporated by reference to Exhibit 10.7 of Current Report on Form 8-K filed on July 21, 2008*

10.16	Form of RGA Flexible Stock Plan Non-Qualified Stock Option Agreement, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

10.17	Form of RGA Flexible Stock Plan Performance Contingent Restricted Stock Agreement, incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated September 10, 2004 (File No. 1-11848), filed on September 10, 2004*

Exhibit
Number	Description

10.18	RGA Flexible Stock Plan for Directors, as amended and restated effective May 28, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.19	RGA Phantom Stock Plan for Directors, as amended effective January 1, 2003, incorporated by reference to Proxy Statement on Schedule 14A for the annual meeting of shareholders on May 28, 2003, filed on April 10, 2003*

10.20	Directors’ Compensation Summary Sheet, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated April 22, 2005 (File No. 1-11848), filed on April 25, 2005*

10.21	Credit Agreement, dated as of September 24, 2007, by and among RGA and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated September 24, 2007 (File No. 1-11848), filed on September 27, 2007

10.22	First Amendment dated as of December 20, 2007 to Credit Agreement, dated as of September 24, 2007, by and among RGA and certain of its subsidiaries, the lenders named therein, Bank of America, N.A., as administrative agent, swing line lender and L/C Issuer, Wachovia Bank, National Association, as syndication agent, ABN Amro Bank, N.V., The Bank of New York, The Bank of Tokyo — Mitsubishi UFJ Ltd. New York Branch and KeyBank National Association, as co-documentation agents, and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as co-lead arrangers and joint book managers, incorporated by reference to Exhibit 10.21 to Form 10-K for the period ended December 31, 2007 (File No. 1-11848), filed on February 28, 2008

10.23	Form of Directors’ Indemnification Agreement, incorporated by reference to Exhibit 10.23 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 33-58960), filed on April 14, 1993 *

21.1	Subsidiaries of RGA

23.1	Consent of Deloitte & Touche LLP

24.1	Powers of Attorney for Messrs. Bartlett, Boot, Danahy, Eason, Greenbaum, Henderson, Sievert and Ms. Lomax

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15 of this Report.