Form 10-Q
period 2010-03-31
REINSURANCE GROUP OF AMERICA INC
filed 2010-05-05
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, 73,144,862 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $12,407,225 and $11,616,957 at March 31, 2010 and December 31, 2009, respectively)	$12,775,342	$11,763,358
Mortgage loans on real estate	797,272	791,668
Policy loans	1,162,723	1,136,564
Funds withheld at interest	5,180,300	4,895,356
Short-term investments	79,160	121,060
Other invested assets	564,753	516,086

Total investments	20,559,550	19,224,092
Cash and cash equivalents	525,360	512,027
Accrued investment income	140,921	107,447
Premiums receivable and other reinsurance balances	880,372	850,096
Reinsurance ceded receivables	731,479	716,480
Deferred policy acquisition costs	3,624,846	3,698,972
Other assets	259,930	140,387

Total assets	$26,722,458	$25,249,501

Liabilities and Stockholders’ Equity
Future policy benefits	$8,540,298	$7,748,480
Interest-sensitive contract liabilities	7,550,168	7,666,002
Other policy claims and benefits	2,429,147	2,229,083
Other reinsurance balances	211,532	106,706
Deferred income taxes	818,331	613,222
Other liabilities	782,117	792,775
Long-term debt	1,216,140	1,216,052
Collateral finance facility	850,025	850,037
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,266	159,217

Total liabilities	22,557,024	21,381,574

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,523 at March 31, 2010 and December 31, 2009)	734	734
Warrants	66,912	66,912
Additional paid-in-capital	1,469,807	1,463,101
Retained earnings	2,165,410	2,055,549
Accumulated other comprehensive income:
Accumulated currency translation adjustment, net of income taxes	237,549	210,878
Unrealized appreciation of securities, net of income taxes	252,905	104,457
Pension and postretirement benefits, net of income taxes	(16,066)	(16,126)

Total stockholders’ equity before treasury stock	4,177,251	3,885,505
Less treasury shares held of 260,634 and 373,861 at cost at March 31, 2010 and December 31, 2009, respectively	(11,817)	(17,578)

Total stockholders’ equity	4,165,434	3,867,927

Total liabilities and stockholders’ equity	$26,722,458	$25,249,501

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,628,464	$1,346,047
Investment income, net of related expenses	304,258	223,196
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,430)	(34,395)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	2,344	—
Other investment related gains (losses), net	136,271	(37,867)

Total investment related gains (losses), net	131,185	(72,262)
Other revenues	36,278	33,859

Total revenues	2,100,185	1,530,840

Benefits and Expenses:
Claims and other policy benefits	1,375,180	1,169,744
Interest credited	56,934	36,909
Policy acquisition costs and other insurance expenses	366,302	198,801
Other operating expenses	91,199	66,749
Interest expense	15,449	22,117
Collateral finance facility expense	1,806	2,314

Total benefits and expenses	1,906,870	1,496,634

Income before income taxes	193,315	34,206
Provision for income taxes	70,876	10,916

Net income	$122,439	$23,290

Earnings per share:
Basic earnings per share	$1.68	$0.32
Diluted earnings per share	$1.64	$0.32

Dividends declared per share	$0.12	$0.09
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$122,439	$23,290
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(33,508)	(30,900)
Premiums receivable and other reinsurance balances	(42,145)	(47,375)
Deferred policy acquisition costs	59,525	(26,277)
Reinsurance ceded balances	(14,999)	(11,581)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,054,030	384,229
Deferred income taxes	63,820	35,531
Other assets and other liabilities, net	(96,334)	(1,633)
Amortization of net investment premiums, discounts and other	(16,833)	(34,342)
Investment related losses (gains), net	(131,185)	72,262
Excess tax benefits from share-based payment arrangement	(565)	(1,442)
Other, net	(16,213)	(9,277)

Net cash provided by operating activities	948,032	352,485

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	800,547	423,107
Maturities of fixed maturity securities available-for-sale	23,371	9,476
Purchases of fixed maturity securities available-for-sale	(1,504,410)	(965,271)
Cash invested in mortgage loans	(12,730)	—
Cash invested in policy loans	(28,571)	—
Cash invested in funds withheld at interest	(60,636)	(23,100)
Principal payments on mortgage loans on real estate	6,121	8,065
Principal payments on policy loans	2,412	15,684
Change in short-term investments and other invested assets	(2,431)	772

Net cash used in investing activities	(776,327)	(531,267)

Cash Flows from Financing Activities:
Dividends to stockholders	(8,784)	(6,537)
Purchases of treasury stock	(718)	(1,607)
Excess tax benefits from share-based payment arrangement	565	1,442
Exercise of stock options, net	5,762	250
Change in securities sold under agreements to repurchase and cash collateral for derivative positions	10,439	(52,955)
Net withdrawals on universal life and other investment type policies and contracts	(165,565)	(44,496)

Net cash used in financing activities	(158,301)	(103,903)
Effect of exchange rate changes on cash	(71)	(6,176)

Change in cash and cash equivalents	13,333	(288,861)
Cash and cash equivalents, beginning of period	512,027	875,403

Cash and cash equivalents, end of period	$525,360	$586,542

Supplementary information:
Cash paid for interest	$12,780	$13,390
Cash paid for income taxes, net of refunds	$24,089	$3,847
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 is not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K (“2009 Annual Report”) filed with the Securities and Exchange Commission on March 2, 2010.
The accompanying unaudited condensed consolidated financial statements include the accounts of Reinsurance Group of America, Incorporated and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended
	March 31,
	2010	2009
Earnings:
Net income (numerator for basic and diluted calculations)	$122,439	$23,290
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,046	72,710
Equivalent shares from outstanding stock options	1,532	174

Denominator for diluted calculation	74,578	72,884

Earnings per share:
Basic	$1.68	$0.32
Diluted	$1.64	$0.32
The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended March 31, 2010, approximately 0.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended March 31, 2009, approximately 1.5 million stock options and approximately 0.6 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following table presents the components of the Company’s other comprehensive income (loss) (dollars in thousands):

	Three months ended
	March 31,	March 31,
	2010	2009
Net income	$122,439	$23,290
Other comprehensive income (loss), net of income tax:
Unrealized investment gains (losses), net of reclassification adjustment for gains (losses) included in net income	149,972	(141,663)
Reclassification adjustment for other-than-temporary impairments	(1,524)	—
Currency translation adjustments	26,671	(22,844)
Unrealized pension and postretirement benefit adjustment	60	202

Comprehensive income (loss)	$297,618	$(141,015)

The balance of and changes in each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2010 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated	Unrealized
	Currency	Appreciation	Pension and
	Translation	(Depreciation)	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2009	$210,878	$104,457	$(16,126)	$299,209
Change in component during the period	26,671	148,448	60	175,179

Balance, March 31, 2010	$237,549	$252,905	$(16,066)	$474,388

4. Investments
The Company had total cash and invested assets of $21.1 billion and $19.7 billion at March 31, 2010 and December 31, 2009, respectively, as illustrated below (dollars in thousands):

	March 31, 2010	December 31, 2009
Fixed maturity securities, available-for-sale	$12,775,342	$11,763,358
Mortgage loans on real estate	797,272	791,668
Policy loans	1,162,723	1,136,564
Funds withheld at interest	5,180,300	4,895,356
Short-term investments	79,160	121,060
Other invested assets	564,753	516,086
Cash and cash equivalents	525,360	512,027

Total cash and invested assets	$21,084,910	$19,736,119

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

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Fixed maturity securities available-for-sale	$177,491	$139,181
Mortgage loans on real estate	12,207	11,577
Policy loans	19,843	16,412
Funds withheld at interest	91,181	50,462
Short-term investments	1,248	718
Other invested assets	8,511	9,197

Investment revenue	310,481	227,547
Investment expense	6,223	4,351

Investment income, net of related expenses	$304,258	$223,196

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Fixed maturities and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(7,430)	$(34,395)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	2,344	—

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(5,086)	(34,395)
Impairment losses on equity securities	(22)	(5,430)
Gain on investment activity	16,099	12,230
Loss on investment activity	(8,532)	(19,649)
Other impairment losses	(1,230)	(1,697)
Derivatives and other, net	129,956	(23,321)

Net gains (losses)	$131,185	$(72,262)

The net other-than-temporary impairment losses on fixed maturities recognized in earnings of $5.1 million in 2010 are primarily due to a decline in value of structured securities with exposure to commercial mortgages. The other-than-temporary impairments in 2009 were due to the turmoil in the U.S. and global financial markets which has resulted in bankruptcies, credit defaults, consolidations and government interventions. Those conditions had moderated considerably by the first quarter of 2010. The increase in derivative gains is primarily due to a decrease in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties.
During the three months ended March 31, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $240.1 million and $108.4 million at losses of $8.5 million and $19.6 million, respectively, or at 96.6% and 84.7% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
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
In April 2009, the Company adopted the amended general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. See Note 12 – “New Accounting Standards” for further discussion of the adoption. The amended recognition provisions apply only to fixed maturity securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both fixed maturity and equity securities.
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
For the three months ended March 31, 2010, the Company recognized $5.1 million of credit related losses in various mortgage-backed securities and to a lesser extent, U.S. corporate securities. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
The following tables set forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

Three months ended
March 31, 2010
Balance, beginning of period	$(47,905)
Credit losses for which an other-than-temporary impairment was not previously recognized	(1,572)
Credit losses for which an other-than-temporary impairment was previously recognized	(2,101)

Balance, end of period	$(51,578)

Fixed Maturities and Equity Securities Available-for-Sale
As mentioned above, the amended general accounting principles for Investments change how an entity recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the 2010 table below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of March 31, 2010 and December 31, 2009 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
March 31, 2010:
Available-for-sale:
U.S. corporate securities	$4,132,546	$221,954	$111,592	$4,242,908	33.2%	$—
Canadian and Canadian provincial governments	2,095,683	423,386	23,233	2,495,836	19.5	—
Residential mortgage-backed securities	1,604,022	37,663	65,520	1,576,165	12.3	(7,271)
Foreign corporate securities	1,848,904	90,084	23,819	1,915,169	15.0	—
Asset-backed securities	516,924	12,224	70,484	458,664	3.6	(2,194)
Commercial mortgage-backed securities	1,222,346	41,599	139,209	1,124,736	8.8	(15,779)
U.S. government and agencies	437,464	1,148	6,710	431,902	3.4	—
State and political subdivisions	107,212	233	12,135	95,310	0.8	—
Other foreign government securities	442,124	2,605	10,077	434,652	3.4	—

Total fixed maturity securities	$12,407,225	$830,896	$462,779	$12,775,342	100.0%	$(25,244)

Non-redeemable preferred stock	$123,107	$3,167	$7,433	$118,841	68.6%
Other equity securities	50,611	4,272	492	54,391	31.4

Total equity securities	$173,718	$7,439	$7,925	$173,232	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
December 31, 2009:
Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	123,648	1,878	12,328	113,198	66.0
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

As of March 31, 2010, the Company held securities with a fair value of $422.3 million that were issued by the Federal National Mortgage Corporation, $819.8 million that were issued by the Canadian province of Ontario and $719.0 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2009, the Company held securities with a fair value of $448.3 million issued by the Federal National Mortgage Corporation, $482.6 million that were issued by the United States Treasury, $895.7 million that were issued by the Canadian province of Ontario, and $679.9 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at March 31, 2010 are shown by contractual maturity for all securities except certain U.S. government agency securities, which are distributed by maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. At March 31, 2010, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$256,711	$260,786
Due after one year through five years	1,528,198	1,573,067
Due after five year through ten years	3,028,423	3,162,215
Due after ten years	4,250,600	4,619,708
Asset and mortgage-backed securities	3,343,293	3,159,566

Total	$12,407,225	$12,775,342

The table below depicts the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings
March 31, 2010:
Finance	$1,568,318	$1,567,535	25.4%	A-
Industrial	1,913,964	1,999,558	32.5	BBB+
Foreign (1)	1,848,904	1,915,170	31.1	A+
Utility	646,393	671,572	10.9	BBB+
Other	3,871	4,242	0.1	A+

Total	$5,981,450	$6,158,077	100.0%	A-

		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings
December 31, 2009:
Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
At March 31, 2010 and December 31, 2009, the Company had $470.7 million and $584.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	March 31,	December 31,
	2010	2009
Sector:
U.S. corporate securities	25%	26%
Canadian and Canada provincial governments	5	4
Residential mortgage-backed securities	14	12
Foreign corporate securities	5	7
Asset-backed securities	15	14
Commercial mortgage-backed securities	30	29
State and political subdivisions	3	3
U.S. government and agencies	1	3
Other foreign government securities	2	2

Total	100%	100%

Industry:
Finance	20%	25%
Asset-backed	15	13
Industrial	8	7
Mortgage-backed	44	41
Government	11	12
Utility	2	2

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,167 and 1,316 fixed maturity securities and equity securities as of March 31, 2010 and December 31, 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	1,024	$203,624	43.3%	1,112	$254,075	43.4%
20% or more for less than six months	24	61,413	13.0	38	69,322	11.9
20% or more for six months or greater	119	205,667	43.7	166	261,483	44.7

Total	1,167	$470,704	100.0%	1,316	$584,880	100.0%

As of March 31, 2010 and December 31, 2009, respectively, 64.5% and 71.4% of these securities were investment grade and 43.3% and 43.4% had fair values that were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit default spreads, since the time securities were purchased.
While all of these securities are monitored for potential impairment, the Company believes due to fluctuating market conditions and liquidity concerns, and the relatively high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary includes the Company’s analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,167 and 1,316 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2010 and December 31, 2009, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
March 31, 2010:
Investment grade securities:
U.S. corporate securities	$507,724	$28,141	$498,597	$60,018	$1,006,321	$88,159
Canadian and Canadian provincial governments	482,084	12,395	150,267	10,838	632,351	23,233
Residential mortgage-backed securities	464,045	22,821	162,036	15,268	626,081	38,089
Foreign corporate securities	362,369	1,646	212,686	18,818	575,055	20,464
Asset-backed securities	20,808	24	135,204	44,549	156,012	44,573
Commercial mortgage-backed securities	85,112	7,873	263,683	48,237	348,795	56,110
U.S. government and agencies	375,085	6,710	—	—	375,085	6,710
State and political subdivisions	29,277	1,860	50,302	8,909	79,579	10,769
Other foreign government securities	229,374	4,683	68,072	5,394	297,446	10,077

Total investment grade securities	2,555,878	86,153	1,540,847	212,031	4,096,725	298,184

Non-investment grade securities:
U.S. corporate securities	12,292	8,243	151,348	15,190	163,640	23,433
Asset-backed securities	8,161	3,953	33,548	21,958	41,709	25,911
Foreign corporate securities	—	—	635	3,355	635	3,355
Residential mortgage-backed securities	11,430	1,307	73,570	26,124	85,000	27,431
Commercial mortgage-backed securities	—	—	55,656	83,099	55,656	83,099
State and political subdivisions	—	—	6,730	1,366	6,730	1,366

Total non-investment grade securities	31,883	13,503	321,487	151,092	353,370	164,595

Total fixed maturity securities	$2,587,761	$99,656	$1,862,334	$363,123	$4,450,095	$462,779

Non-redeemable preferred stock	$19,547	$499	$46,903	$6,934	$66,450	$7,433
Other equity securities	625	—	7,658	492	8,283	492

Total equity securities	$20,172	$499	$54,561	$7,426	$74,733	$7,925

Total number of securities in an unrealized loss position	539		628		1,167

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
December 31, 2009:
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

As of March 31, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity profile. As of March 31, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity profile.
5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments (dollars in thousands):

	March 31, 2010			December 31, 2009
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$1,484,840	$20,678	$41,986	$1,388,570	$17,962	$47,061
Financial futures(1)	249,379	—	—	200,436	—	—
Foreign currency forwards(1)	40,500	1,370	—	40,500	2,200	—
Consumer Price index (“CPI”) swaps(1)	126,390	1,892	—	124,034	1,631	—
Credit default swaps(1)	317,500	2,553	922	367,500	2,363	249
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	311,859	—	—	434,494
Indexed annuity products(3)	—	67,911	577,955	—	68,873	584,906
Variable annuity products(3)	—	—	16,577	—	—	23,748

Total non-hedging derivatives	2,218,609	94,404	949,299	2,121,040	93,029	1,090,458

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	1,000	21,783	—	677
Foreign currency swaps(1)	226,715	—	16,458	226,715	—	9,008

Total hedging derivatives	248,498	—	17,458	248,498	—	9,685

Total derivatives	$2,467,107	$94,404	$966,757	$2,369,538	$93,029	$1,100,143

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
As of March 31, 2010 and December 31, 2009, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of March 31, 2010 and December 31, 2009, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. Gains of $50.0 million related to foreign currency swaps terminated in the second quarter of 2009 continue to be reflected in AOCI. As of March 31, 2010 and December 31, 2009, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 – “Summary of Significant Accounting Policies” of the Company’s 2009 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. The Company does not enter into derivative instruments for speculative purposes. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contract.
Fair Value Hedges
The Company designates and reports certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and

Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three months ended March 31, 2010 and 2009 were (dollars in thousands):

Type of Fair	Derivative Gain	Hedge Gain (Loss)		Hedged Item Gain	Hedged Item Gain
Value Hedge	(Loss) Location	Recognized	Hedged Item	(Loss) Location	(Loss) Recognized
For the three months ended March 31, 2010:

Interest rate swaps	Investment income	$(323)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$454

For the three months ended March 31, 2009:

Interest rate swaps	Investment income	$483	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(521)
The Company’s investment related gains (losses), net representing the ineffective portion of all fair value hedges was immaterial for the three months ended March 31, 2010 and 2009.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following tables illustrate the Company’s net investments in foreign operations (“NIFO”) hedges for the three months ended March 31, 2010 and 2009 (dollars in thousands):

		Location of Gain	Gain (Loss)	Income Statement
	Derivative Gain	(Loss) Reclassified	Reclassified from	Location of Gain	Ineffective Gain
Type of NIFO Hedge	(Loss) in OCI	From AOCI	AOCI into income	(Loss)	(Loss) in Income
For the three months ended March 31, 2010:

Foreign currency swaps	$(8,080)	None	$—	Investment income	$—

For the three months ended March 31, 2009:

Foreign currency swaps	$8,136	None	$—	Investment income	$—
The Company measures ineffectiveness on the foreign currency swaps based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.
The Company’s other comprehensive income for the three months ended March 31, 2010 and 2009, include gains (losses) of $(8.1) million and $8.1 million, respectively, related to foreign currency swaps used to hedge its net investment in its foreign operations. The cumulative foreign currency translation gain recorded in accumulated other comprehensive income related to these hedges was $32.4 million and $40.5 million at March 31, 2010 and December 31, 2009, respectively. When net investments in foreign operations are sold or substantially liquidated, the amounts in accumulated other comprehensive income are reclassified to the consolidated statements of income. A pro rata portion will be reclassified upon partial sale of the net investments in foreign operations.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify for hedge accounting treatment or have not currently been qualified by the Company for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended March 31, 2010 and 2009, the Company recognized investment related gains (losses) of $466.7 million and $(20.2) million, respectively, related to derivatives that do not qualify or have not been qualified for hedge accounting.

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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three months ended March 31, 2010 and 2009 are reflected in the following table (dollars in thousands):

	Three months ended
	March 31,
	2010	2009
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$129,806	$(5,212)
After the associated amortization of DAC and taxes, the related amounts included in net income	20,579	(27,079)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	11,728	21,696
After the associated amortization of DAC and taxes, the related amounts included in net income	(1,232)	11,195
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three months ended March 31, 2010 and 2009 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended
		March 31,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2010	2009
Interest rate swaps	Investment related gains (losses), net	$11,341	$(38,864)
Financial futures	Investment related gains (losses), net	(11,745)	22,311
Foreign currency forwards	Investment related gains (losses), net	(829)	(2,042)
CPI swaps	Investment related gains (losses), net	924	310
Credit default swaps	Investment related gains (losses), net	776	(1,911)
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	122,635	(40,425)
Indexed annuity products	Policy acquisition costs and other insurance expenses	(1,435)	(2,657)
Indexed annuity products	Interest credited	13,163	24,353
Variable annuity products	Investment related gains (losses), net	7,171	35,213

Total non-hedging derivatives		$142,001	$(3,712)

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
The Company manages its credit risk related to over-the-counter derivatives by entering into transactions with creditworthy counterparties, maintaining collateral arrangements and through the use of master agreements that provide for a single net payment to be made by one counterparty to another at each due date and upon termination. As exchange-traded futures are affected through regulated exchanges, and positions are marked to market on a daily basis, the Company has minimal exposure to credit-related losses in the event of nonperformance by counterparties to such derivative instruments.
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. As of March 31, 2010 and December 31, 2009, the Company had pledged collateral to counterparties on swaps of $5.6 million and $16.0 million, respectively. The receivable or payable related to cash collateral is included in other assets or other liabilities, net in the condensed consolidated balance sheets. From time to time, the Company has both accepted and posted collateral consisting of various securities. As of March 31, 2010, the Company posted a U.S. Treasury security as collateral to a counterparty with a book value and market value of $14.8 million and $14.5 million, respectively, which is included in other invested assets. There were no securities posted as collateral at December 31, 2009. There were no securities held as collateral as of March 31, 2010 and December 31, 2009. In addition, the Company has exchange-traded futures, which require the maintenance of a margin account. As of March 31, 2010 and December 31, 2009, the Company pledged collateral of $20.6 million and $17.1 million, respectively, which is included in cash and cash equivalents.

6. Fair Value of Financial Instruments
The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2010 and December 31, 2009. Fair values have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts (dollars in thousands):

	March 31, 2010		December 31, 2009
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$12,775,342	$12,775,342	$11,763,358	$11,763,358
Mortgage loans on real estate	797,272	815,932	791,668	792,331
Policy loans	1,162,723	1,162,723	1,136,564	1,136,564
Funds withheld at interest	5,180,300	5,394,043	4,895,356	5,201,569
Short-term investments	79,160	79,160	121,060	121,060
Other invested assets	564,753	558,045	516,086	509,618
Cash and cash equivalents	525,360	525,360	512,027	512,027
Accrued investment income	140,921	140,921	107,447	107,447
Reinsurance ceded receivables	101,128	92,561	106,396	173,309
Liabilities:
Interest-sensitive contract liabilities	$5,726,400	$5,464,928	$5,929,134	$6,196,420
Long-term and short-term debt	1,216,140	1,230,679	1,216,052	1,180,712
Collateral finance facility	850,025	514,250	850,037	510,000
Company-obligated mandatorily redeemable preferred securities	159,266	210,998	159,217	205,655
Publicly traded fixed maturity securities are valued based upon quoted market prices or estimates from independent pricing services, independent broker quotes and pricing matrices. Private placement fixed maturity securities are valued based on the credit quality and duration of marketable securities deemed comparable by the Company’s investment advisor, which may be of another issuer. The fair value of mortgage loans on real estate is estimated using discounted cash flows. Policy loans typically carry an interest rate that is adjusted annually based on a market index and therefore carrying value approximates fair value. The carrying value of funds withheld at interest approximates fair value except where the funds withheld are specifically identified in the agreement. When funds withheld are specifically identified in the agreement, the fair value is based on the fair value of the underlying assets which are held by the ceding company. The carrying values of cash and cash equivalents and short-term investments approximates fair values due to the short-term maturities of these instruments. Common and preferred equity investments and derivative financial instruments included in other invested assets are reflected at fair value on the condensed consolidated balance sheets based primarily on quoted market prices, while limited partnership interests are carried at cost. The fair value of limited partnerships is based on net asset values. The carrying value for accrued investment income approximates fair value.
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
When observable inputs are not available, the market standard valuation techniques for determining the estimated fair value of certain types of securities that trade infrequently, and therefore have little or no price transparency, rely on inputs that are significant to the estimated fair value that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation, and cannot be supported by reference to market activity. Even though unobservable, these inputs are based on assumptions deemed appropriate given the circumstances and are believed to be consistent with what other market participants would use when pricing such securities.
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
For the quarter ended March 31, 2010, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
General accounting principles for Fair Value Measurements and Disclosures also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes U.S. and foreign corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Level 2 valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through analytical reviews and assessment of current market activity.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes U.S. and foreign corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet.
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 are summarized below (dollars in thousands).

March 31, 2010:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$4,242,908	$—	$3,494,390	$748,518
Canadian and Canadian provincial governments	2,495,836	—	2,495,836	—
Residential mortgage-backed securities	1,576,165	—	1,365,550	210,615
Foreign corporate securities	1,915,169	6,361	1,828,049	80,759
Asset-backed securities	458,664	—	252,444	206,220
Commercial mortgage-backed securities	1,124,736	—	1,007,027	117,709
U.S. government and agencies securities	431,902	422,468	9,434	—
State and political subdivision securities	95,310	8,434	75,390	11,486
Other foreign government securities	434,652	1,727	430,751	2,174

Total fixed maturity securities — available-for-sale	12,775,342	438,990	10,958,871	1,377,481
Funds withheld at interest — embedded derivatives	(311,859)	—	—	(311,859)
Short-term investments	3,376	3,376	—	—
Other invested assets — non-redeemable preferred stock	118,841	90,701	24,042	4,098
Other invested assets — other equity securities	54,391	19,579	21,976	12,836
Other invested assets — derivatives	26,493	—	26,493	—
Other invested assets — collateral	14,471	14,471	—	—
Reinsurance ceded receivable — embedded derivatives	67,911	—	—	67,911

Total	$12,748,966	$567,117	$11,031,382	$1,150,467

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(594,532)	$—	$—	$(594,532)
Other liabilities — derivatives	(60,366)	—	(60,366)	—

Total	$(654,898)	$—	$(60,366)	$(594,532)

December 31, 2009:		Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,723,048	$—	$2,901,535	$821,513
Canadian and Canadian provincial governments	2,353,227	—	2,353,227	—
Residential mortgage-backed securities	1,456,544	—	1,312,087	144,457
Foreign corporate securities	1,671,748	5,447	1,450,923	215,378
Asset-backed securities	451,936	—	189,169	262,767
Commercial mortgage-backed securities	1,028,864	—	699,304	329,560
U.S. government and agencies securities	526,059	517,929	8,130	—
State and political subdivision securities	89,762	6,251	71,431	12,080
Other foreign government securities	462,170	1,079	443,788	17,303

Total fixed maturity securities — available-for-sale	11,763,358	530,706	9,429,594	1,803,058
Funds withheld at interest — embedded derivatives	(434,494)	—	—	(434,494)
Short-term investments	12,937	2,714	9,780	443
Other invested assets — non-redeemable preferred stock	113,198	85,016	21,407	6,775
Other invested assets — other equity securities	58,359	17,523	30,400	10,436
Other invested assets — derivatives	24,156	—	24,156	—
Reinsurance ceded receivable — embedded derivatives	68,873	—	—	68,873

Total	$11,606,387	$635,959	$9,515,337	$1,455,091

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(608,654)	$—	$—	$(608,654)
Other liabilities — derivatives	(56,995)	—	(56,995)	—

Total	$(665,649)	$—	$(56,995)	$(608,654)

As of March 31, 2010 and December 31, 2009, respectively, the Company classified approximately 10.8% and 15.3% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities. Other invested assets – derivatives and other liabilities – derivatives include amounts with fair values included in Level 2 at March 31, 2010 and December 31, 2009. See Note 5 – “Derivative Instruments” for additional information regarding these derivatives.
The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 (dollars in thousands).

		Total gains/losses
		(realized/unrealized) included in:		Purchases,
	Balance		Other	issuances	Transfers in	Balance
For the three months ended	January 1,	Earnings,	comprehensive	and	and/or out of	March 31,
March 31, 2010:	2010	net	income	disposals	Level 3 (1)	2010
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$821,513	$2,109	$16,120	$(3,658)	$(87,566)	$748,518
Residential mortgage-backed securities	144,457	(1,170)	521	18,561	48,246	210,615
Foreign corporate securities	215,378	1	1,057	(2,594)	(133,083)	80,759
Asset-backed securities	262,767	63	10,437	(8,013)	(59,034)	206,220
Commercial mortgage-backed securities	329,560	466	(943)	4,363	(215,737)	117,709
State and political subdivision securities	12,080	8	1,278	(20)	(1,860)	11,486
Other foreign government securities	17,303	1	(5)	(2,846)	(12,279)	2,174

Sub-total	1,803,058	1,478	28,465	5,793	(461,313)	1,377,481
Funds withheld at interest — embedded derivatives	(434,494)	122,635	—	—	—	(311,859)
Short-term investments	443	—	—	(270)	(173)	—
Other invested assets — non-redeemable preferred stock	6,775	(1)	(118)	(2,146)	(412)	4,098
Other invested assets — other equity securities	10,436	—	1,775	625	—	12,836
Reinsurance ceded receivable — embedded derivatives	68,873	(1,133)	—	171	—	67,911

Total	$1,455,091	$122,979	$30,122	$4,173	$(461,898)	$1,150,467

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(608,654)	$19,815	$—	$(5,693)	$—	$(594,532)

Total	$(608,654)	$19,815	$—	$(5,693)	$—	$(594,532)

(1)	The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers from Level 2 into Level 3 are due to a lack of observable market data for these securities. In addition, in accordance with company policy when the ratings of certain asset classes fall below investment grade, they are transferred to Level 3. Transfers out of Level 3 into Level 2 are due to an increase in observable market data. Transfers from Level 3 to Level 2 also occur when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant for the three months ended March 31, 2010.

		Total gains/losses
		(realized/unrealized) included in:		Purchases,
	Balance		Other	issuances	Transfers in	Balance
	January 1,	Earnings,	comprehensive	and	and/or out of	March 31,
	2009	net	income	disposals	Level 3	2009
For the three months ended March 31, 2009:
Assets:
Fixed maturity securities – available-for-sale:
U.S. corporate securities	$816,285	$(18,420)	$(4,442)	$24,207	$(11,073)	$806,557
Canadian and Canadian provincial
governments	9,965	—	(38)	3,918	(9,062)	4,783
Residential mortgage-backed securities	30,424	(6,564)	20,143	4,310	30,614	78,927
Foreign corporate securities	176,608	(1,672)	(4,692)	94,741	10,352	275,337
Asset-backed securities	231,869	(10,688)	4,891	16,583	5,387	248,042
Commercial mortgage-backed securities	59,041	(89)	(2,094)	(583)	(4,300)	51,975
State and political subdivision securities	32,487	9	(3,574)	(100)	—	28,822
Other foreign government securities	105,439	872	(1,771)	(4,156)	(12,761)	87,623

Sub-total	1,462,118	(36,552)	8,423	138,920	9,157	1,582,066
Funds withheld at interest – embedded derivatives	(512,888)	(40,425)	—	—	—	(553,313)
Short-term investments	352	(566)	635	1,284	—	1,705
Other invested assets – non-redeemable preferred stock	5,393	(4,904)	4,483	(749)	70	4,293
Other invested assets – other equity securities	12,056	(867)	(90)	1,827	116	13,042
Reinsurance ceded receivable – embedded derivatives	66,716	(1,630)	—	(3,542)	—	61,544

Total	$1,033,747	$(84,944)	$13,451	$137,740	$9,343	$1,109,337

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(807,431)	$57,805	$—	$15,762	$—	$(733,864)

Total	$(807,431)	$57,805	$—	$15,762	$—	$(733,864)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three months ended March 31, 2010 and 2009 (dollars in thousands).

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total
For the three months ended March 31, 2010:
Assets:
Fixed maturity securities – available-for-sale
U.S. corporate securities	$143	$1,966	$—	$—	$—	$2,109
Residential mortgage-backed securities	401	(1,571)	—	—	—	(1,170)
Foreign corporate securities	79	(78)	—	—	—	1
Asset-backed securities	536	(473)	—	—	—	63
Commercial mortgage-backed securities	660	(194)	—	—	—	466
State and political subdivision securities	12	(4)	—	—	—	8
Other foreign government securities	1	—	—	—	—	1

Sub-total	1,832	(354)	—	—	—	1,478
Funds withheld at interest – embedded derivatives	—	122,635	—	—	—	122,635
Other invested assets – non-redeemable preferred stock	(1)	—	—	—	—	(1)
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	(1,133)	(1,133)

Total	$1,831	$122,281	$—	$—	$(1,133)	$122,979

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$7,171	$457	$12,187	$—	$19,815

Total	$—	$7,171	$457	$12,187	$—	$19,815

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total
For the three months ended March 31, 2009:
Assets:
Fixed maturity securities – available-for-sale
U.S. corporate securities	$270	$(18,690)	$—	$—	$—	$(18,420)
Residential mortgage-backed securities	73	(6,637)	—	—	—	(6,564)
Foreign corporate securities	42	(1,714)	—	—	—	(1,672)
Asset-backed securities	1,101	(11,789)	—	—	—	(10,688)
Commercial mortgage-backed securities	(89)	—	—	—	—	(89)
State and political subdivision securities	8	1	—	—	—	9
Other foreign government securities	(84)	956	—	—	—	872

Sub-total	1,321	(37,873)	—	—	—	(36,552)
Funds withheld at interest – embedded derivatives	—	(40,425)	—	—	—	(40,425)
Short-term investments	7	(573)	—	—	—	(566)
Other invested assets – non-redeemable preferred stock	(63)	(4,841)	—	—	—	(4,904)
Other invested assets – other equity securities	(445)	(422)	—	—	—	(867)
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	(1,630)	(1,630)

Total	$820	$(84,134)	$—	$—	$(1,630)	$(84,944)

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$35,213	$(1,567)	$24,159	$—	$57,805

Total	$—	$35,213	$(1,567)	$24,159	$—	$57,805

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three months ended March 31, 2010 and 2009 for Level 3 assets and liabilities that were still held at March 31, 2010 and 2009 (dollars in thousands).

					Policy
					Acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total
For the three months ended March 31, 2010:
Assets:
Fixed maturity securities – available-for-sale:
U.S. corporate securities	$122	$(585)	$—	$—	$—	$(463)
Residential mortgage-backed securities	342	(2,035)	—	—	—	(1,693)
Foreign corporate securities	34	—	—	—	—	34
Asset-backed securities	525	—	—	—	—	525
Commercial mortgage-backed securities	641	(2,466)	—	—	—	(1,825)
State and political subdivision securities	12	—	—	—	—	12
Other foreign government securities	1	—	—	—	—	1

Sub-total	1,677	(5,086)	—	—	—	(3,409)
Funds withheld at interest – embedded derivatives	—	122,635	—	—	—	122,635
Other invested assets – non-redeemable preferred stock	(1)	—	—	—	—	(1)
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	659	659

Total	$1,676	$117,549	$—	$—	$659	$119,884

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$7,171	$(18)	$2,689	$—	$9,842

Total	$—	$7,171	$(18)	$2,689	$—	$9,842

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
	expenses	(losses), net	benefits	credited	expenses	Total
For the three months ended March 31, 2009:
Assets:
Fixed maturity securities – available-for-sale:
U.S. corporate securities	$267	$(12,809)	$—	$—	$—	$(12,542)
Residential mortgage-backed securities	73	(7,225)	—	—	—	(7,152)
Foreign corporate securities	41	(976)	—	—	—	(935)
Asset-backed securities	1,096	(13,384)	—	—	—	(12,288)
Commercial mortgage-backed securities	(89)	—	—	—	—	(89)
State and political subdivision securities	8	—	—	—	—	8
Other foreign government securities	(58)	—	—	—	—	(58)

Sub-total	1,338	(34,394)	—	—	—	(33,056)
Funds withheld at interest – embedded derivatives	—	(40,425)	—	—	—	(40,425)
Short-term investments	7	(408)	—	—	—	(401)
Other invested assets – non-redeemable preferred stock	(63)	(3,858)	—	—	—	(3,921)
Other invested assets –other equity securities	(445)	(425)	—	—	—	(870)
Reinsurance ceded receivable – embedded derivatives	—	—	—	—	492	492

Total	$837	$(79,510)	$—	$—	$492	$(78,181)

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$—	$35,213	$(3,329)	$16,413	$—	$48,297

Total	$—	$35,213	$(3,329)	$16,413	$—	$48,297

7. Segment Information
The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2009 Annual Report. The Company measures segment performance primarily based on profit or loss from operations before income taxes. There are no intersegment reinsurance transactions and the Company does not have any material long-lived assets. Investment income is allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. Information related to total revenues, income (loss) before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

	Three months ended March 31,
	2010	2009
Total revenues:
U.S.	$1,286,591	$902,276
Canada	252,771	169,804
Europe & South Africa	226,781	180,687
Asia Pacific	309,856	262,587
Corporate and Other	24,186	15,486

Total	$2,100,185	$1,530,840

	Three months ended March 31,
	2010	2009
Income (loss) before income taxes:
U.S.	$131,572	$12,849
Canada	18,973	16,186
Europe & South Africa	10,657	8,535
Asia Pacific	26,445	3,573
Corporate and Other	5,668	(6,937)

Total	$193,315	$34,206

	March 31, 2010	December 31, 2009
Total Assets:
U.S.	$16,223,153	$15,569,263
Canada	3,171,589	3,026,515
Europe & South Africa	1,437,959	1,400,580
Asia Pacific	2,173,002	2,060,425
Corporate and Other	3,716,755	3,192,718

Total	$26,722,458	$25,249,501

8. Commitments and Contingent Liabilities
The Company had commitments to fund investments in limited partnerships and private placement investments in the amount of $76.2 million and $28.3 million, respectively, at March 31, 2010. The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amount of $86.6 million, $12.6 million and $7.0 million, respectively, at December 31, 2009. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, contractually these commitments could become due at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the condensed consolidated balance sheets.
A legal reserve is established when the Company is notified of an arbitration demand or litigation or is notified that an arbitration demand or litigation is imminent, it is probable that the Company will incur a loss as a result and the amount of the probable loss is reasonably capable of being estimated. The Company is subject to litigation in the normal course of its business. The Company currently has no material litigation. However, if such material litigation did arise, it is possible that an adverse outcome on any particular arbitration or litigation situation could have a material adverse effect on the Company’s condensed consolidated financial position and/or net income in a particular reporting period.
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At March 31, 2010 and December 31, 2009, there were approximately $19.9 million and $21.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company, RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of March 31, 2010 and December 31, 2009, $581.6 million and $617.5 million, respectively, in letters of credit from various banks were outstanding, backing reinsurance between the various subsidiaries of the Company. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2010, the Company had $337.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is expected to be fully utilized though 2016 and then amortize to zero by 2019. As of March 31, 2010, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $328.7 million and $330.3 million as of March 31, 2010 and December 31, 2009, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of March 31, 2010, RGA’s exposure related to these guarantees was $159.3 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Income Tax
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the three months ended March 31, 2010 is as follows (dollars in thousands):

		Unrecognized Tax Benefits That, If
	Total Unrecognized	Recognized, Would Affect The
	Tax Benefits	Effective Tax Rate
Balance at January 1, 2010	$221,040	$17,332
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	(42,628)	—
Additions for tax positions of current year	989	989
Reductions for tax positions of current year	—	—
Settlements with tax authorities	—	—

Balance at March 31, 2010	$179,401	$18,321

During the first quarter of 2010, the Company reduced its accrual for uncertain tax positions that are timing in nature and have no impact on the Company’s effective tax rate by approximately $47.7 million, including after-tax interest. The Company also increased its uncertain tax positions that would impact the effective tax rate by approximately $1.0 million.
10. Employee Benefit Plans
The components of net periodic benefit costs were as follows (dollars in thousands):

	Pension Benefits		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Net periodic benefit cost:
Service cost	$1,086	$912	$149	$158
Interest Cost	913	745	169	159
Expected return on plan assets	(486)	(547)	—	—
Amortization of prior service cost	7	7	—	—
Amortization of prior actuarial gain (loss)	439	125	5	23

Total	$1,959	$1,242	$323	$340

The Company made no pension contributions in the first quarter of 2010 but expects to make total pension contributions of $2.1 million in 2010.
11. Equity Based Compensation
Equity compensation expense was $6.6 million and $3.5 million in the first quarter of 2010 and 2009, respectively. In the first quarter of 2010, the Company granted 0.5 million stock options at $47.10 weighted average per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 10,600 shares of common stock. As of March 31, 2010, 1.9 million share options at $38.82 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 3.7 years. As of March 31, 2010, the total compensation cost of non-vested awards not yet recognized in the financial statements was $29.1 million. It is estimated that these costs will vest over a weighted average period of 2.8 years.
12. New Accounting Standards
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
Changes to the general accounting principles are established by the FASB in the form of accounting standards updates to the FASB’s Codification. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.
Consolidation and Business Combinations
In February 2010, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. The amendment defers the effective date of the Consolidation amendment made in June 2009 for certain variable interest entities. This update also clarifies how a related party’s interest should be considered when evaluating variable interests. The amendment is effective for fiscal years and interim periods beginning after January 31, 2010. The adoption of this amendment is not expected to have an impact on the Company’s condensed consolidated financial statements.
In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
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
Investments
In April 2009, the FASB amended the general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. This amendment updates the other-than-temporary impairment guidance for fixed maturity securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on fixed maturity and equity securities in the financial statements. The recognition provisions apply only to fixed maturity securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both fixed maturity and equity securities. An impaired fixed maturity security will be considered other-than-temporarily impaired if the Company has the intent to sell or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a fixed maturity security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. This amendment also changes how an entity recognizes an OTTI for a fixed maturity security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in accumulated other comprehensive income (“AOCI”). If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will be recognized in net income. This amendment is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The required disclosures are provided in Note 4 — “Investments”.

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
Derivatives and Hedging
In March 2010, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to embedded derivatives. This amendment clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of a financial instrument to another. The amendment is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2010. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
Fair Value Measurements and Disclosures
In January 2010, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the disclosures about fair value measurements. This amendment requires new disclosures about the transfers in and out of Level 1 and 2 measurements and also enhances disclosures about the activity within the Level 3 measurements. It also clarifies the required level of disaggregation and the disclosures regarding valuation techniques and inputs to fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the enhanced Level 3 disclosures. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this amendment in the first quarter of 2010 and is evaluating the impact of the enhanced Level 3 disclosures. The required disclosures are provided in Note 6 — “Fair Value of Financial Instruments”.
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
Compensation
In April 2010, the FASB amended the general accounting principles for Compensation as it relates to stock compensation. This amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this amendment is not expected to have an impact on the Company’s condensed consolidated financial statements.
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
Debt
In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
Equity
In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
13. Business Acquisition
Effective January 1, 2010, the Company completed its acquisition of ReliaStar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business. ReliaStar was a subsidiary of ING Groep N.V. The acquisition was structured as an indemnity coinsurance agreement. The acquisition resulted in an intangible asset of $129 million, which is reported in other assets in the condensed consolidated balance sheets. The acquisition is expected to enhance the Company’s expertise and product offerings in the North American market, but is expected to contribute less than five percent to the Company’s consolidated assets, liabilities and income in 2010.

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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A – “Risk Factors” in the 2009 Annual Report.
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

The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. The Company believes that industry trends have not changed materially from those discussed in its 2009 Annual Report.
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
The Company measures performance based on income or loss before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide long-term care, annuity and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Asia Pacific operations also provide financial reinsurance. The Corporate and Other segment results include among other things, the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, investment income and expense associated with the Company’s collateral finance facility and the provision for income taxes.
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
Results of Operations
Consolidated
Consolidated income before income taxes increased $159.1 million, or 465.1% for the first quarter of 2010, as compared to the same period in 2009. The increase was primarily due to a decrease in investment impairments and a favorable change in the value of embedded derivatives within the U.S. segment due to the impact of tightening credit spreads in the U.S. debt markets. Also contributing to the favorable results were increased net premiums and investment income. Foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $10.8 million for the first quarter of 2010, as compared to the same period in 2009.
The Company recognizes in consolidated income, changes in the value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, had a favorable effect on income before income taxes of $38.7 million for the first quarter of 2010, as compared to the same period in 2009. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, affected income before income taxes favorably by $3.2 million in the first quarter of 2010, as compared to the same period in 2009. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, affected income before income taxes favorably by $34.6 million in the first quarter of 2010, as compared to the same period in 2009.
The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in an increase of approximately $76.5 million in consolidated income before income taxes in the first quarter of 2010, as compared to the same period in 2009. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.

Consolidated net premiums increased $282.4 million, or 21.0%, for the three months ended March 31, 2010, as compared to the same period in 2009, due to growth in life reinsurance in force and foreign currency fluctuations. Foreign currency fluctuations favorably affected net premiums by approximately $104.0 million for the first quarter of 2010, as compared to the same period in 2009. Consolidated assumed life insurance in force increased to $2,363.1 billion as of March 31, 2010 from $2,121.3 billion as of March 31, 2009 due to new business production and favorable foreign currency fluctuations. The Company added new business production, measured by face amount of insurance in force, of $78.8 billion and $85.2 billion during the first quarter of 2010 and 2009, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Consolidated investment income, net of related expenses, increased $81.1 million, or 36.3%, for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due in part to market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. The first quarter increase in investment income also reflects a larger average invested asset base and a higher effective investment portfolio yield. Average invested assets at amortized cost at March 31, 2010 totaled $15.1 billion, a 17.9% increase over March 31, 2009. The average yield earned on investments, excluding funds withheld, increased to 5.84%, for the first quarter of 2010 from 5.57% for the first quarter of 2009. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.
Total investment related gains (losses), net improved by $203.4 million, for the three months ended March 31, 2010, as compared to the same period in 2009. The improvement for the first quarter is primarily due to favorable changes in the embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis and guaranteed minimum living benefits of $135.0 million and a decrease in investment impairments, net of non-credit adjustments, of $29.3 million, partially offset by an increase in net hedging losses related to the liabilities associated with guaranteed minimum living benefits of $14.5 million. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes.
The effective tax rate on a consolidated basis was 36.7% and 31.9% for the first quarter of 2010 and 2009, respectively. The 2010 effective tax rate was affected by a tax accrual of approximately $5.0 million related to extender provisions that the U.S. Congress failed to pass prior to the end of the quarter. It is widely expected that the U.S. Congress will pass the extender package during 2010, at which time the Company will reverse this accrual. The 2009 effective tax rate was affected by the earnings of our non-US subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate.
Critical Accounting Policies
The Company’s accounting policies are described in the Summary of Significant Accounting Policies in Note 2 of the consolidated financial statements accompanying the 2009 Annual Report. The Company believes its most critical accounting policies include the capitalization and amortization of deferred acquisition costs (“DAC”); the establishment of liabilities for future policy benefits, other policy claims and benefits, including incurred but not reported claims; the valuation of fixed maturity investments and investment impairments, if any; embedded derivatives; accounting for income taxes; and the establishment of arbitration or litigation reserves. The balances of these accounts require extensive use of assumptions and estimates, particularly related to the future performance of the underlying business.
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
Valuation of Embedded Derivatives
The Company reinsures certain annuity products that contain terms that are deemed to be embedded derivatives, primarily EIAs and variable annuities with guaranteed minimum benefits. The Company assesses each identified embedded derivative to determine whether it is required to be bifurcated under the general accounting principles for Derivatives and Hedging. If the instrument would not be accounted for in its entirety at fair value and it is determined that the terms of the embedded derivative are not clearly and closely related to the economic characteristics of the host contract, and that a separate instrument with the same terms would qualify as a derivative instrument, the embedded derivative is bifurcated from the host contract and reported separately. Such embedded derivatives are carried on the condensed consolidated balance sheets at fair value with the host contract.
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
The realization of deferred tax assets depends upon the existence of sufficient taxable income within the carryback or carryforward periods under the tax law in the applicable tax jurisdiction. The Company has significant deferred tax assets related to net operating and capital losses. Most of the Company’s exposure related to its deferred tax assets are within legal entities that file a consolidated United States federal income tax return. The Company has projected its ability to utilize its net operating losses and has determined that all of these losses are expected to be utilized prior to their expiration. The Company has also done analysis of its capital losses and has determined that sufficient unrealized capital gains exist within its investment portfolios that should offset any capital loss realized. It is also the Company’s intention to hold all unrealized loss securities until maturity or until their market value recovers.
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
Further discussion and analysis of the results for 2010 compared to 2009 are presented by segment.

U.S. Operations
U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in mortality-risk reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

		Non-Traditional
For the three months ended March 31, 2010			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$902,961	$11,877	$—	$914,838
Investment income (loss), net of related expenses	113,461	96,367	(51)	209,777
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(29)	—	(29)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(506)	—	(506)
Other investment related gains (losses), net	2,848	133,131	(9)	135,970

Total investment related gains (losses), net	2,848	132,596	(9)	135,435
Other revenues	598	20,893	5,050	26,541

Total revenues	1,019,868	261,733	4,990	1,286,591

Benefits and expenses:
Claims and other policy benefits	789,775	9,610	—	799,385
Interest credited	16,636	40,284	—	56,920
Policy acquisition costs and other insurance expenses	128,773	144,088	526	273,387
Other operating expenses	20,859	3,189	1,279	25,327

Total benefits and expenses	956,043	197,171	1,805	1,155,019

Income before income taxes	$63,825	$64,562	$3,185	$131,572

		Non-Traditional
For the three months ended March 31, 2009			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.
Revenues:
Net premiums	$786,748	$1,709	$—	$788,457
Investment income (loss), net of related expenses	102,561	55,827	(65)	158,323
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(22,565)	(3,852)	(60)	(26,477)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—	—	—
Other investment related gains (losses), net	(15,663)	(24,720)	92	(40,291)

Total investment related gains (losses), net	(38,228)	(28,572)	32	(66,768)
Other revenues	570	15,123	6,571	22,264

Total revenues	851,651	44,087	6,538	902,276

Benefits and expenses:
Claims and other policy benefits	695,932	1,274	—	697,206
Interest credited	15,233	21,628	—	36,861
Policy acquisition costs and other insurance expenses	91,533	45,309	338	137,180
Other operating expenses	14,603	2,898	679	18,180

Total benefits and expenses	817,301	71,109	1,017	889,427

Income (loss) before income taxes	$34,350	$(27,022)	$5,521	$12,849

Income before income taxes for the U.S. operations segment increased by $118.7 million for the three months ended March 31, 2010, as compared to the same period in 2009. The increase in income before income taxes in the first quarter of 2010 can primarily be attributed in part to the impact of changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivative, and therefore, an increase or decrease in investment related gains or losses, respectively. In addition, the increase in income in the first quarter of 2010 reflects a decrease in investment impairments compared to the first quarter of 2009, as well as a general increase in investment income compared to the same period in 2009. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on impairment losses.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life and health products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new individual life business production, measured by face amount of insurance in force, of $40.6 billion and $35.5 billion during the first three months of 2010 and 2009, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment increased by $29.5 million, or 85.8%, for the three months ended March 31, 2010, as compared to the same period in 2009. The increase in the first quarter was primarily due to a $41.1 million increase in net investment related gains and income generated from the newly acquired group life and health business as compared to the same period in 2009.
Net premiums for the U.S. Traditional sub-segment increased $116.2 million, or 14.8%, for the three months ended March 31, 2010, as compared to the same period in 2009. The increase in net premiums was driven primarily by growth of total U.S. Traditional business in force. Most notably was the acquisition of ReliaStar Life Insurance Company’s group life and health reinsurance business, which contributed $70.6 million of premium, primarily group health, in the first quarter of 2010. At March 31, 2010, total face amount of life insurance for the U.S. Traditional sub-segment was $1,313.0 billion compared to $1,280.3 billion at March 31, 2009.
Net investment income increased $10.9 million, or 10.6%, for the three months ended March 31, 2010, as compared to the same period in 2009, primarily due to growth in the invested asset base. Investment related gains increased $41.1 million, for the three months ended March 31, 2010, as compared to the same period in 2009. The increase in investment related gains year over year was largely due to a higher level of investment impairments recognized in 2009, combined with improvement in net other investment related gains of $2.8 million in the first quarter of 2010 compared to $15.7 million of net other investment related losses for the same period in 2009.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 87.5% and 88.5% for the first quarter of 2010 and 2009, respectively. The Company’s experience indicates that claims flow is typically higher in the first quarter due to seasonality of death claims as more people die in winter months than other months of the year. This combined with lower premium flows in the first quarter typically leads to a higher claim ratio in the first quarter compared to other quarters during the year. While the loss ratio improved year over year, claims were still higher than expected in the first quarter of 2010. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods.
Interest credited expense increased $1.4 million, or 9.2%, for the three months ended March 31, 2010, as compared to the same period in 2009. The increase was driven primarily by a treaty with a minor increase in asset base and a constant credited loan rate of 5.6%. Also contributing to the increase was the addition of a new treaty during the three months ended March 31, 2010. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.3% and 11.6% for the first quarter of 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $6.3 million, or 42.8%, for the three months ended March 31, 2010, as compared to the same period in 2009. Other operating expenses, as a percentage of net premiums were 2.3% and 1.9% for the first quarter of 2010 and 2009, respectively. The increase is primarily due to costs associated with the addition of group life and health business in 2010 which contributed approximately $4.8 million to the increase.

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

	For the three months ended
	March 31,
(dollars in thousands)	2010	2009
Revenues:
Total revenues	$261,733	$44,087
Less:
Embedded derivatives — Modco/Funds withheld treaties	122,635	(40,425)
Guaranteed minimum benefit riders and related free standing derivatives	9,376	22,905

Revenues before certain derivatives	129,722	61,607

Benefits and expenses:
Total benefits and expenses	197,171	71,109
Less:
Embedded derivatives — Modco/Funds withheld treaties	84,666	(39,668)
Guaranteed minimum benefit riders and related free standing derivatives	4,681	38,392
Equity-indexed annuities	(5,548)	(2,347)

Benefits and expenses before certain derivatives	113,372	74,732

Income (loss) before income taxes:
Income (loss) before income taxes	64,562	(27,022)
Less:
Embedded derivatives — Modco/Funds withheld treaties	37,969	(757)
Guaranteed minimum benefit riders and related free standing derivatives	4,695	(15,487)
Equity-indexed annuities	5,548	2,347

Income (loss) before income taxes and certain derivatives	16,350	(13,125)

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
In the first quarter of 2010, the change in fair value of the embedded derivative increased revenues by $122.6 million, partially offset by the related deferred acquisition expenses of $84.7 million, for a positive pre-tax income impact of $38.0 million, primarily due to a decrease in investment credit spreads. During the first quarter of 2009, the change in fair value of the embedded derivative decreased revenues by $40.4 million, partially offset by the related deferred acquisition expenses of $39.7 million, for a negative pre-tax income impact of $0.8 million, primarily due to a decrease in investment credit spreads.
Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with the Company’s reinsurance of variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives purchased by the Company to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in expenses. In the first quarter of 2010, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, was $9.4 million and deferred acquisition expenses were $4.7 million for a positive pre-tax income impact of $4.7 million. In the first quarter of 2009, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments was $22.9 million and deferred acquisition expenses were $38.4 million for a pre-tax income impact of negative $15.5 million.
Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the first quarter of 2010 and 2009, expenses decreased $5.5 million and $2.3 million, respectively.
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
Discussion and analysis before certain derivatives:
In the first quarter of 2010, income before taxes and certain derivatives increased by $29.5 million primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. Also contributing to the positive variance was an increase in capital gains in both the funds withheld and coinsurance portfolios. These investment gains increased approximately $14.2 million in 2010 before deferred acquisition costs. Higher fee income earned on the variable annuity transactions also contributed to the increased income in 2010.
The increase in revenue before certain derivatives of $68.1 million in the first quarter of 2010 was driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense. Also affecting revenue were capital gains in both the funds withheld and coinsurance portfolios which increased approximately $14.2 million in 2010 before deferred acquisition costs.
The average invested asset base supporting this sub-segment increased to $5.3 billion in the first quarter of 2010 from $5.1 billion in the first quarter of 2009. The growth in the asset base was driven primarily by new business written on existing equity-indexed treaties. As of March 31, 2010, $3.8 billion of the invested assets were funds withheld at interest, of which 94.5% is associated with one client.
The increase in benefits and expenses before certain derivatives of $38.6 million in the first quarter of 2010 was primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. This change was mostly offset by a corresponding change in investment income.
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
Income before income taxes decreased $2.3 million, or 42.3%, for the three months ended March 31, 2010, as compared to the same period in 2009. The decrease in the first quarter of 2010 was primarily related to the absence of a one time fee received at inception of a new treaty signed in the first quarter of 2009. At March 31, 2010 and 2009, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.1 billion and $0.5 billion, respectively. These pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
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

	For the three months ended
	March 31,
(dollars in thousands)	2010	2009
Revenues:
Net premiums	$208,650	$138,056
Investment income, net of related expenses	40,228	30,360
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(32)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	3,850	(277)

Total investment related gains (losses), net	3,850	(309)
Other revenues	43	1,697

Total revenues	252,771	169,804

Benefits and expenses:
Claims and other policy benefits	172,516	115,635
Interest credited	—	48
Policy acquisition costs and other insurance expenses	54,441	33,067
Other operating expenses	6,841	4,868

Total benefits and expenses	233,798	153,618

Income before income taxes	$18,973	$16,186

Income before income taxes increased by $2.8 million, or 17.2%, for the three months ended March 31, 2010, as compared to the same period in 2009. In the first three months of 2010, a stronger Canadian dollar resulted in an increase in income before income taxes of $1.9 million. In addition, the increase in income in the first quarter of 2010 was due to an increase of $4.2 million in net investment related gains, offset by adverse mortality experience compared to the prior year.
Net premiums increased $70.6 million, or 51.1%, for the three months ended March 31, 2010, as compared to the same period in 2009. An increase in premiums from creditor treaties contributed $27.1 million, excluding foreign exchange impact, in the first three months of 2010. Creditor and group life and health premiums represented 40.6% and 28.3% of net premiums for the first quarter of 2010 and 2009, respectively. In addition, a stronger Canadian dollar contributed to an increase in net premiums of approximately $33.6 million in the first quarter of 2010 compared to 2009. On a Canadian dollar basis, net premiums increased approximately 26.8% for the first quarter of 2010 compared to 2009, primarily due to the increase in creditor business discussed above. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $9.9 million, or 32.5%, for the three months ended March 31, 2010, as compared to the same period in 2009. A stronger Canadian dollar resulted in an increase in net investment income of approximately $4.6 million in the first quarter of 2010 compared to 2009. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was mainly the result of an increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 82.7% and 83.8% for the first quarter of 2010 and 2009, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances on that business are normally higher as a percentage of premiums. Loss ratios for creditor business were 41.2% for the first quarter of both 2010 and 2009. Excluding creditor business, the loss ratios for this segment were 106.8% and 99.4% for the first quarter of 2010 and 2009, respectively. The higher loss ratio in 2010 was primarily the result of adverse mortality experience compared to the prior year. Historically, the loss ratio increased primarily as the result of several large permanent level premium in force blocks assumed in 1997 and 1998. These blocks are mature blocks of permanent level premium business in which mortality as a percentage of net premiums is expected to be higher than historical ratios. The nature of permanent level premium policies requires the Company to set up actuarial liabilities and invest the amounts received in excess of early-year mortality costs to fund claims in the later years when premiums, by design, continue to be level as compared to expected increasing mortality or claim costs. Claims and other policy benefits, as a percentage of net premiums and investment income were 69.3% and 68.7% in the first quarter of 2010 and 2009, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 26.1% and 24.0% for the first quarter of 2010 and 2009, respectively. Policy and acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 50.8% and 54.4% for the first quarter of 2010 and 2009, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.7% and 12.8% for the first quarter of 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $2.0 million, or 40.5% for the three months ended March 31, 2010, as compared to the same period in 2009. A stronger Canadian dollar contributed approximately $0.9 million to the increase in operating expenses in the first quarter of 2010. Other operating expenses as a percentage of net premiums were 3.3% and 3.5% for the first quarter of 2010 and 2009, respectively.
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

	For the three months ended
	March 31,
(dollars in thousands)	2010	2009
Revenues:
Net premiums	$217,652	$173,256
Investment income, net of related expenses	7,832	6,749
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(763)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	459	1,185

Total investment related gains (losses), net	459	422
Other revenues	838	260

Total revenues	226,781	180,687

Benefits and expenses:
Claims and other policy benefits	180,016	144,218
Policy acquisition costs and other insurance expenses	13,398	10,817
Other operating expenses	22,710	17,117

Total benefits and expenses	216,124	172,152

Income before income taxes	$10,657	$8,535

Income before income taxes increased by $2.1 million, or 24.9%, for the three months ended March 31, 2010, as compared to the same period in 2009. Favorable foreign currency exchange fluctuations contributed to an increase to income before income taxes totaling approximately $0.3 million for the first quarter of 2010. The increase in income before income taxes for the first quarter was primarily due to favorable claims experience, mainly in the UK.
Net premiums increased $44.4 million, or 25.6%, for the three months ended March 31, 2010, as compared to the same period in 2009. During 2010, there was a favorable foreign currency exchange fluctuation, particularly with the British pound, the euro and the South African rand strengthening against the U.S. dollar when compared to the same periods in 2009, which increased net premiums by approximately $20.1 million in the first quarter of 2010 as compared to the same period in 2009. In addition, net premiums increased as a result of new business from both new and existing treaties including a $12.0 million increase associated with reinsurance of longevity risk in the UK.
A significant portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $55.9 million and $46.3 million in the first quarter of 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.

Net investment income increased $1.1 million, or 16.0%, for the three months ended March 31, 2010, as compared to the same period in 2009. This increase can be primarily attributed to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Loss ratios for this segment were 82.7% and 83.2% for the first quarter of 2010 and 2009, respectively. The decrease in loss ratio for the first quarter of 2010 was due to favorable claims experience, primarily in the UK. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums was 6.2% for the first quarter of 2010 and 2009. These percentages may fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $5.6 million, or 32.7%, for the three months ended March 31, 2010, as compared to the same period in 2009. Other operating expenses as a percentage of net premiums totaled 10.4% and 9.9% for the first quarter of 2010 and 2009, respectively. This increase was due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

	For the three months ended
	March 31,
(dollars in thousands)	2010	2009
Revenues:
Net premiums	$285,818	$243,728
Investment income, net of related expenses	17,264	12,697
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(1,922)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	—
Other investment related gains (losses), net	587	(1,645)

Total investment related gains (losses), net	587	(3,567)
Other revenues	6,187	9,729

Total revenues	309,856	262,587

Benefits and expenses:
Claims and other policy benefits	223,096	212,414
Policy acquisition costs and other insurance expenses	37,930	30,429
Other operating expenses	22,385	16,171

Total benefits and expenses	283,411	259,014

Income before income taxes	$26,445	$3,573

Income before income taxes increased by $22.9 million, for the three months ended March 31, 2010, as compared to the same period in 2009. Favorable results, primarily due to lower than expected claims and other policy benefits in New Zealand and Hong Kong, contributed to the increase in income before income taxes for the first quarter of 2010 compared to the same period in 2009. Additionally, foreign currency exchange fluctuations resulted in an increase to income before income taxes totaling approximately $3.7 million for the first quarter of 2010.

Net premiums increased $42.1 million, or 17.3%, for the three months ended March 31, 2010, as compared to the same period in 2009. Premiums in the first quarter of 2010 increased by $44.4 million, collectively, in Australia, South East Asia, Asia, Korea and Taiwan and were partially offset by decreased premiums of $2.4 million in Japan and Hong Kong, as compared to the same period in 2009. The net increase in net premiums described above was almost entirely due to local currencies strengthening against the U.S. dollar.
Foreign currencies in certain significant markets, particularly the Australian dollar, New Zealand dollar, Korean won and Taiwanese dollar, have strengthened against the U.S. dollar during 2010 compared to 2009. The overall effect of changes in Asia Pacific segment currencies was an increase in net premiums of approximately $50.3 million for the first quarter of 2010.
A portion of the net premiums for the segment, in each period presented, relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $39.4 million and $54.2 million in the first quarter of 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $4.6 million, or 36.0%, for the three months ended March 31, 2010, as compared to the same period in 2009. This increase can be primarily attributed to growth in the invested asset base. Also contributing to the increase was a favorable change in foreign currency exchange fluctuations of $1.5 million. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support the segment business volumes. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues decreased by $3.5 million, or 36.4%, for the three months ended March 31, 2010, as compared to the same period in 2009. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The decrease in the first quarter of 2010 was primarily related to the absence of a fee received at inception of a new treaty signed in the first quarter of 2009. At March 31, 2010 and 2009, the amount of financial reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $0.4 billion and $0.6 billion, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and therefore can fluctuate from period to period.
Loss ratios for this segment were 78.1% and 87.2% for the first quarter of 2010 and 2009, respectively. The decrease in the loss ratio for the first quarter of 2010 compared to 2009 is primarily attributable to lower claims and other policy benefits in New Zealand and Hong Kong in 2010 compared to 2009. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.3% and 12.5% for the first quarter of 2010 and 2009, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $6.2 million, or 38.4%, for the three months ended March 31, 2010, as compared to the same period in 2009. Other operating expenses as a percentage of net premiums totaled 7.8% and 6.6% for the first quarter of 2010 and 2009. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over periods of time.
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

	For the three months ended
	March 31,
(dollars in thousands)	2010	2009
Revenues:
Net premiums	$1,506	$2,550
Investment income, net of related expenses	29,157	15,067
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(7,401)	(5,201)
Other-than-temporary impairments on fixed maturity securities transferred
to (from) accumulated other comprehensive income	2,850	—
Other investment related gains (losses), net	(4,595)	3,161

Total investment related gains (losses), net	(9,146)	(2,040)
Other revenues	2,669	(91)

Total revenues	24,186	15,486

Benefits and expenses:
Claims and other policy benefits	167	271
Interest credited	14	—
Policy acquisition costs and other insurance expenses (income)	(12,854)	(12,692)
Other operating expenses	13,936	10,413
Interest expenses	15,449	22,117
Collateral finance facility expense	1,806	2,314

Total benefits and expenses	18,518	22,423

Income (loss) before income taxes	$5,668	$(6,937)

Income before income taxes increased by $12.6 million, for the three months ended March 31, 2010, as compared to the same period in 2009. The increase for the first quarter is primarily due to a $14.1 million increase in net investment income and a $6.7 million decrease in interest expense partially offset by a $7.1 million increase in investment related losses.
Total revenues increased by $8.7 million, or 56.2%, for the three months ended March 31, 2010, as compared to the same period in 2009. The increase was largely due to an increase in net investment income partially offset by increased investment related losses. The increase in investment income is largely due to an increase in invested assets, related to the issuance of $400.0 million of senior notes in the fourth quarter of 2009, and a higher effective investment yield.
Total benefits and expenses decreased by $3.9 million, or 17.4%, for the three months ended March 31, 2010, as compared to the same period in 2009. The decrease for the first quarter was primarily due to decreased interest expense of $6.7 million due to lower interest provisions for income taxes related to uncertain tax positions slightly offset by increased interest expense on the aforementioned senior notes issued in 2009. Also offsetting the decrease in total benefits and expenses was a $3.5 million increase in other expenses, primarily due to increased compensation.
Liquidity and Capital Resources
Current Market Environment
The U.S. and global financial markets have improved significantly since the first quarter of 2009. Throughout the first quarter of 2009, the capital and credit markets experienced extreme volatility and disruption. This environment was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, credit defaults, consolidations and government interventions.
Results of operations in first quarter of 2010 reflect a favorable change in the value of embedded derivatives as credit spreads tightened significantly since the first quarter of 2009. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $1,552.8 million at March 31, 2009 to $470.7 million at March 31, 2010. Likewise, gross unrealized gains have also improved.
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
The Holding Company
RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid by RGA to its shareholders and interest payments on its indebtedness. The primary sources of RGA’s liquidity include proceeds from its capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the three months ended March 31, 2010 and 2009 were $948.0 million and $352.5 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $595.5 million net increase in operating cash flows during the three months of 2010 compared to the same period in 2009 was primarily a result of cash inflows related to premiums and investment income increasing and cash outflows related to claims, acquisition costs, income taxes and other operating expenses decreasing. Cash from premiums and investment income increased $261.0 million and $78.4 million, respectively, while operating cash outlays decreased by $256.1 million for the current month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $776.3 million and $531.3 million, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash used in financing activities for the three months ended March 31, 2010 and 2009 was $158.3 million and $103.9 million, respectively. The increase in cash used in financing activities is primarily due to payments under investment type contracts. The increase in cash used in financing activities was partially offset by a $63.4 million increase in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives.
Debt and Preferred Securities
As of March 31, 2010 and December 31, 2009, the Company had $1,216.1 million in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities, including a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of March 31, 2010, the Company had no cash borrowings outstanding and $337.0 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2011, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balances as of March 31, 2010.
As of March 31, 2010, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.38%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
Based on the historic cash flows and the current financial results of the Company, management believes RGA’s cash flows will be sufficient to enable RGA to meet its obligations for at least the next 12 months.
Collateral Finance Facility
In June 2006, RGA’s subsidiary, Timberlake Financial, L.L.C. (“Timberlake Financial”), issued $850.0 million of Series A Floating Rate Insured Notes due June 2036 in a private placement. The notes were issued to fund the collateral requirements for statutory reserves required by the U.S. Valuation of Life Policies Model Regulation (commonly referred to as Regulation XXX) on specified term life insurance policies reinsured by RGA Reinsurance Company (“RGA Reinsurance”). Proceeds

from the notes, along with a $112.8 million direct investment by the Company, were deposited into a series of trust accounts that collateralize the notes and are not available to satisfy the general obligations of the Company. Interest on the notes will accrue at an annual rate of 1-month LIBOR plus a base rate margin, payable monthly. The payment of interest and principal on the notes is insured by a monoline insurance company through a financial guaranty insurance policy. The notes represent senior, secured indebtedness of Timberlake Financial without legal recourse to RGA or its other subsidiaries. Timberlake Financial will rely primarily upon the receipt of interest and principal payments on a surplus note and dividend payments from its wholly-owned subsidiary, Timberlake Reinsurance Company II (“Timberlake Re”), a South Carolina captive insurance company, to make payments of interest and principal on the notes. The ability of Timberlake Re to make interest and principal payments on the surplus note and dividend payments to Timberlake Financial is contingent upon South Carolina regulatory approval, the return on Timberlake Re’s investment assets and the performance of specified term life insurance policies with guaranteed level premiums retroceded by RGA’s subsidiary, RGA Reinsurance, to Timberlake Re.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $604.5 million and $633.1 million at March 31, 2010 and December 31, 2009, respectively. The decrease in the Company’s liquidity position from December 31, 2009 is primarily due to the timing of investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at March 31, 2010 or December 31, 2009. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at March 31, 2010 or December 31, 2009.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $19.6 million in common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, but had no outstanding traditional funding agreements with the FHLB at March 31, 2010 and December 31, 2009.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million and $399.3 million at March 31, 2010 and December 31, 2009, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.
Investments
The Company had total cash and invested assets of $21.1 billion and $19.7 billion at March 31, 2010 and December 31, 2009, respectively, as illustrated below (dollars in thousands):

	March 31, 2010	December 31, 2009
Fixed maturity securities, available-for-sale	$12,775,342	$11,763,358
Mortgage loans on real estate	797,272	791,668
Policy loans	1,162,723	1,136,564
Funds withheld at interest	5,180,300	4,895,356
Short-term investments	79,160	121,060
Other invested assets	564,753	516,086
Cash and cash equivalents	525,360	512,027

Total cash and invested assets	$21,084,910	$19,736,119

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

	Three months ended March 31,
			Increase/
	2010	2009	(Decrease)
Average invested assets at amortized cost	$15,062,452	$12,776,598	17.9%
Net investment income	215,295	174,300	23.5%
Investment yield (ratio of net investment income to average invested assets)	5.84%	5.57%	27 bps
Investment yield increased for the three months ended March 31, 2010 due primarily to an in force transaction which contributed additional investment income for the quarter. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements of the 2009 Annual Report for additional information regarding the Company’s investments.
Fixed Maturities and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of March 31, 2010 and December 31, 2009 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
March 31, 2010:
Available-for-sale:
U.S. corporate securities	$4,132,546	$221,954	$111,592	$4,242,908	33.2%	$—
Canadian and Canadian provincial governments	2,095,683	423,386	23,233	2,495,836	19.5	—
Residential mortgage-backed securities	1,604,022	37,663	65,520	1,576,165	12.3	(7,271)
Foreign corporate securities	1,848,904	90,084	23,819	1,915,169	15.0	—
Asset-backed securities	516,924	12,224	70,484	458,664	3.6	(2,194)
Commercial mortgage-backed securities	1,222,346	41,599	139,209	1,124,736	8.8	(15,779)
U.S. government and agencies	437,464	1,148	6,710	431,902	3.4	—
State and political subdivisions	107,212	233	12,135	95,310	0.8	—
Other foreign government securities	442,124	2,605	10,077	434,652	3.4	—

Total fixed maturity securities	$12,407,225	$830,896	$462,779	$12,775,342	100.0%	$(25,244)

Non-redeemable preferred stock	$123,107	$3,167	$7,433	$118,841	68.6%
Other equity securities	50,611	4,272	492	54,391	31.4

Total equity securities	$173,718	$7,439	$7,925	$173,232	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
December 31, 2009:
Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

The Company’s fixed maturity securities are invested primarily in U.S. and foreign corporate bonds, mortgage- and asset-backed securities, and Canadian government securities. As of March 31, 2010 and December 31, 2009, approximately 94.6% and 94.8%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade.
Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturities were invested was in corporate securities, which represented approximately 48.2% of fixed maturity securities as of March 31, 2010, compared to 45.9% at December 31, 2009. The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings
March 31, 2010:
Finance	$1,568,318	$1,567,535	25.4%	A-
Industrial	1,913,964	1,999,558	32.5	BBB+
Foreign (1)	1,848,904	1,915,170	31.1	A+
Utility	646,393	671,572	10.9	BBB+
Other	3,871	4,242	0.1	A+

Total	$5,981,450	$6,158,077	100.0%	A-

		Estimated		Average Credit
	Amortized Cost	Fair Value	% of Total	Ratings
December 31, 2009:
Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.

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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at March 31, 2010 and December 31, 2009 was as follows (dollars in thousands):

			March 31, 2010			December 31, 2009
NAIC	Rating Agency		Estimated			Estimated
Designation	Designation	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
1	AAA/AA/A	$9,011,559	$9,420,912	73.8%	$8,457,812	$8,716,920	74.1%
2	BBB	2,561,843	2,658,713	20.8	2,401,885	2,433,144	20.7
3	BB	472,151	417,253	3.3	455,539	381,242	3.3
4	B	253,930	185,177	1.4	210,252	145,206	1.2
5	CCC and lower	94,537	77,652	0.6	75,486	70,165	0.6
6	In or near default	13,205	15,635	0.1	15,983	16,681	0.1

	Total	$12,407,225	$12,775,342	100.0%	$11,616,957	$11,763,358	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Agency	$744,920	$776,013	$771,787	$797,354
Non-agency	859,102	800,152	722,234	659,190

Total residential mortgage-backed securities	1,604,022	1,576,165	1,494,021	1,456,544
Commercial mortgage-backed securities	1,222,346	1,124,736	1,177,621	1,028,864
Asset-backed securities	516,924	458,664	522,760	451,936

Total	$3,343,292	$3,159,565	$3,194,402	$2,937,344

The residential mortgage-backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of March 31, 2010 and December 31, 2009, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of March 31, 2010 and December 31, 2009, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,733.3 million and $1,655.0 million, and estimated fair values of $1,581.1 million and $1,439.1 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” at March 31, 2010 and “AA” at December 31, 2009. Approximately 60.2% and 65.1%, based on estimated fair value, were classified in the “AAA” category at March 31, 2010 and December 31, 2009, respectively. The Company recorded $2.5 million in other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the first quarter of 2010. The Company did not record any other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the first quarter of 2009.

The following tables summarize the securities by rating and underwriting year at March 31, 2010 and December 31, 2009 (dollars in thousands):

	AAA		AA		A
March 31, 2010:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$341,086	$355,236	$65,565	$58,017	$93,514	$77,147
2006	300,956	304,161	51,473	52,184	42,014	39,485
2007	234,037	239,009	6,025	5,390	85,344	81,240
2008	28,933	31,935	37,924	37,720	—	—
2009	15,927	16,567	3,091	3,237	—	—
2010	4,747	4,982	—	—	—	—

Total	$925,686	$951,890	$164,078	$156,548	$220,872	$197,872

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$59,286	$45,313	$33,199	$24,247	$592,650	$559,960
2006	34,491	26,875	53,854	27,475	482,788	450,180
2007	86,316	78,408	131,458	60,346	543,180	464,393
2008	—	—	24,064	12,160	90,921	81,815
2009	—	—	—	—	19,018	19,804
2010	—	—	—	—	4,747	4,982

Total	$180,093	$150,596	$242,575	$124,228	$1,733,304	$1,581,134

	AAA		AA		A
December 31, 2009:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$398,619	$403,551	$57,602	$51,754	$75,449	$55,124
2006	292,369	280,475	41,649	34,854	41,128	34,859
2007	223,827	216,853	6,922	2,267	64,860	56,996
2008	19,050	19,790	29,211	26,617	—	—
2009	16,638	16,422	1,485	1,532	—	—

Total	$950,503	$937,091	$136,869	$117,024	$181,437	$146,979

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$47,616	$33,986	$28,298	$19,457	$607,584	$563,872
2006	26,257	19,091	47,951	22,392	449,354	391,671
2007	82,460	68,428	128,193	62,440	506,262	406,984
2008	—	—	25,384	12,204	73,645	58,611
2009	—	—	—	—	18,123	17,954

Total	$156,333	$121,505	$229,826	$116,493	$1,654,968	$1,439,092

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at March 31, 2010 and “AA” at December 31, 2009. The Company owns floating rate securities that represent approximately 16.9% and 19.0% of the total fixed maturity securities at March 31, 2010 and December 31, 2009, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of March 31, 2010 and December 31, 2009, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $165.8 million and $164.6 million, and estimated fair values of $107.0 million and $104.3 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BBB+” at March 31, 2010 and December 31, 2009. Historically, these securities have been highly rated, however, in recent years have been downgraded by rating agencies, although the weighted average rating remains investment-grade. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company did not record any other-than-temporary impairments in its subprime portfolio during the first quarter of 2010. During the first quarter of 2009, the Company recorded $13.4 million of other-than-temporary impairments in its subprime portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities will not be received. The following tables summarize the securities by rating and underwriting year at March 31, 2010 and December 31, 2009 (dollars in thousands):

	AAA		AA		A
March 31, 2010:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$18,571	$15,912	$37,696	$31,245	$17,036	$10,433
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—

Total	$18,571	$15,912	$37,696	$31,245	$17,036	$10,433

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$18,129	$10,355	$53,236	$27,433	$144,668	$95,378
2006	4,985	1,493	4,566	2,756	9,551	4,249
2007	—	—	11,542	7,415	11,542	7,415
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—
2010	—	—	—	—	—	—

Total	$23,114	$11,848	$69,344	$37,604	$165,761	$107,042

	AAA		AA		A
December 31, 2009:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$24,394	$12,593	$39,203	$18,686	$143,303	$92,852
2006	4,985	1,507	4,566	2,563	9,551	4,070
2007	—	—	11,709	7,372	11,709	7,372
2008	—	—	—	—	—	—
2009	—	—	—	—	—	—

Total	$29,379	$14,100	$55,478	$28,621	$164,563	$104,294

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At March 31, 2010 and December 31, 2009, the Company’s Alt-A mortgage-backed securities had an amortized cost of $165.4 million and $176.6 million, respectively, with an unrealized loss of $11.9 million and $21.9 million, respectively. As of March 31, 2010 and December 31, 2009, 57.2% and 56.4%, respectively, of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. The Company recorded $0.5 million, and $5.6 million in other-than-temporary impairments in the first quarter of 2010 and 2009, respectively, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities would not be received.
At March 31, 2010 and December 31, 2009, the Company’s fixed maturity and funds withheld portfolios included approximately $620.3 million and $601.8 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company held investment-grade securities issued by financial guarantors totaling $8.3 million in amortized cost at March 31, 2010 and December 31, 2009.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of March 31, 2010 and December 31, 2009, the Company held in its general portfolio $41.0 million, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of March 31, 2010 and December 31, 2009, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $527.2 million and $543.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of March 31, 2010 and December 31, 2009, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $0.8 billion and $0.9 billion, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total book value of $0.7 million at March 31, 2010 and December 31, 2009, respectively.
The Company monitors its fixed maturity securities and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $6.3 million and $41.5 million in other-than-temporary investment impairments in the first quarter of 2010 and 2009, respectively. The other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities recognized in earnings of $4.5 million in 2010 are primarily due to a decline in value of structured securities with exposure to commercial mortgages. The impairments in 2009 were due primarily to the turmoil in the U.S. and global financial markets which has resulted in bankruptcies, credit defaults, consolidations and government interventions. The table below summarizes other-than-temporary impairments for the first quarter of 2010 and 2009 (dollars in thousands).

	Three Months Ended
Asset Class	March 31, 2010	March 31, 2009
Subprime / Alt-A / Other structured securities	$4,502	$20,609
Corporate / Other fixed maturity securities	585	13,785
Equity securities	21	5,431
Other	1,230	1,697

Total	$6,338	$41,522

During the three months ended March 31, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $240.1 million and $108.4 million at losses of $8.5 million and $19.6 million, respectively, or at 96.6% and 84.7% of amortized cost, respectively.
At March 31, 2010 and December 31, 2009, the Company had $470.7 million and $584.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. These securities are concentrated, calculated as a percentage of gross unrealized losses, as follows:

	March 31,	December 31,
	2010	2009
Sector:
U.S. corporate securities	25%	26%
Canadian and Canada provincial governments	5	4
Residential mortgage-backed securities	14	12
Foreign corporate securities	5	7
Asset-backed securities	15	14
Commercial mortgage-backed securities	30	29
State and political subdivisions	3	3
U.S. government and agencies	1	3
Other foreign government securities	2	2

Total	100%	100%

Industry:
Finance	20%	25%
Asset-backed	15	13
Industrial	8	7
Mortgage-backed	44	41
Government	11	12
Utility	2	2

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 1,167 and 1,316 fixed maturity securities and equity securities as of March 31, 2010 and December 31, 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	March 31, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	1,024	$203,624	43.3%	1,112	$254,075	43.4%
20% or more for less than six months	24	61,413	13.0	38	69,322	11.9
20% or more for six months or greater	119	205,667	43.7	166	261,483	44.7

Total	1,167	$470,704	100.0%	1,316	$584,880	100.0%

As of March 31, 2010 and December 31, 2009, respectively, 64.5% and 71.4% of these securities were investment grade and 43.3% and 43.4% had fair values that were less than 20% below cost. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit default spreads, since the time securities were purchased.
While all of these securities are monitored for potential impairment, the Company believes due to fluctuating market conditions and liquidity concerns, and the relatively high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary involves the Company’s analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 1,167 and 1,316 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of March 31, 2010 and December 31, 2009, respectively(dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
March 31, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$507,724	$28,141	$498,597	$60,018	$1,006,321	$88,159
Canadian and Canadian provincial governments	482,084	12,395	150,267	10,838	632,351	23,233
Residential mortgage-backed securities	464,045	22,821	162,036	15,268	626,081	38,089
Foreign corporate securities	362,369	1,646	212,686	18,818	575,055	20,464
Asset-backed securities	20,808	24	135,204	44,549	156,012	44,573
Commercial mortgage-backed securities	85,112	7,873	263,683	48,237	348,795	56,110
U.S. government and agencies	375,085	6,710	—	—	375,085	6,710
State and political subdivisions	29,277	1,860	50,302	8,909	79,579	10,769
Other foreign government securities	229,374	4,683	68,072	5,394	297,446	10,077

Total investment grade securities	2,555,878	86,153	1,540,847	212,031	4,096,725	298,184

Non-investment grade securities:
U.S. corporate securities	12,292	8,243	151,348	15,190	163,640	23,433
Asset-backed securities	8,161	3,953	33,548	21,958	41,709	25,911
Foreign corporate securities	—	—	635	3,355	635	3,355
Residential mortgage-backed securities	11,430	1,307	73,570	26,124	85,000	27,431
Commercial mortgage-backed securities	—	—	55,656	83,099	55,656	83,099
State and political subdivisions	—	—	6,730	1,366	6,730	1,366

Total non-investment grade securities	31,883	13,503	321,487	151,092	353,370	164,595

Total fixed maturity securities	$2,587,761	$99,656	$1,862,334	$363,123	$4,450,095	$462,779

Non-redeemable preferred stock	$19,547	$499	$46,903	$6,934	$66,450	$7,433
Other equity securities	625	—	7,658	492	8,283	492

Total equity securities	$20,172	$499	$54,561	$7,426	$74,733	$7,925

Total number of securities in an unrealized loss position	539		628		1,167

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2009:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

As of March 31, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity profile. As of March 31, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity profile.
As of March 31, 2010 and December 31, 2009, respectively, the Company classified approximately 10.8% and 15.3% of its fixed maturity securities in the Level 3 category (refer to Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 3.8% and 4.0% of the Company’s cash and invested assets as of March 31, 2010 and December 31, 2009, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of March 31, 2010 and 2009 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Balance, beginning of period	$5,784	$526
Additions	1,230	1,288
Deductions	—	(401)

Balance, end of period	$7,014	$1,413

Information regarding the portion of the Company’s mortgage loans that were impaired as of March 31, 2010 and December 31, 2009 is as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Impaired loans with valuation allowances	$14,967	$14,967
Impaired loans without valuation allowances	21,605	14,317

Subtotal	36,572	29,284
Less: Valuation allowances on impaired loans	7,014	5,784

Impaired loans	$29,558	$23,500

The Company’s average investment in impaired loans was $4.1 million and $3.3 million as of March 31, 2010 and December 31, 2009, respectively. Interest income on impaired loans was $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.
Policy Loans
Policy loans comprised approximately 5.5% and 5.8% of the Company’s cash and invested assets as of March 31, 2010 and December 31, 2009, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.
Funds Withheld at Interest
Funds withheld at interest comprised approximately 24.6% and 24.8% of the Company’s cash and invested assets as of March 31, 2010 and December 31, 2009, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. The Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at March 31, 2010 and December 31, 2009. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets represented approximately 2.7% and 2.6% of the Company’s cash and invested assets as of March 31, 2010 and December 31, 2009, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of March 31, 2010 and December 31, 2009 are as follows (dollars in thousands):

	March 31, 2010	December 31, 2009
Equity securities	$54,391	$58,359
Non-redeemable preferred stock	118,841	113,198
Limited partnerships	167,211	156,573
Structured loans	166,401	150,677
Derivatives	26,494	24,156
Other	31,415	13,123

Total other invested assets	$564,753	$516,086

The Company did not record any other-than-temporary impairments on other invested assets during the first quarter of 2010. The Company recorded $5.4 million, in other-than-temporary impairments on other invested assets for the first quarter of 2009. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the net positive fair value at the reporting date less collateral held by the Company. The Company held derivative assets related to its derivative contracts with counterparties of $26.5 million and $24.2 million at March 31, 2010 and December 31, 2009, respectively. However, due to counterparty netting arrangements, the Company had no credit exposure at March 31, 2010 and December 31, 2009.
Contractual Obligations
There were no other material changes in the Company’s contractual obligations from those reported in the 2009 Annual Report.
Enterprise Risk Management
RGA maintains an Enterprise Risk Management framework which is responsible for assessing, measuring and monitoring risks facing the enterprise. This includes development and implementation of mitigation strategies to maintain exposures within approved risk limits. Risk management is an integral part of the Company’s culture and every day activities. It includes guidelines and controls in areas such as mortality, morbidity, longevity, pricing, underwriting, currency, administration, investments, asset-liability management, counterparty exposure, financing, regulatory change, business continuity planning, human resources, liquidity, sovereign risks and technology development.
The Enterprise Risk Management framework is directed by the Chief Risk Officer. The Chief Risk Officer leads and is supported by the Risk Management Steering Committee which oversees all risk taking of the organization. Risk management officers from all areas of the Company support the Chief Risk Officer and the Risk Management Steering Committee in this effort. The Chief Risk Officer provides quarterly risk management updates to the Finance, Investment and Risk Management Committee of the Board of Directors, executive management and the internal risk management officers.
Specific risk assessments and descriptions can be found below and in Item 1A — “Risk Factors” the 2009 Annual Report.
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the U.S., the Company retains a maximum of $8.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8.0 million per individual policy. In total, the Company has identified 13 such cases of over-retained policies, for amounts averaging $1.7 million over the Company’s normal retention limit. The largest amount over-retained on any one life is $6.3 million. The Company enters into agreements with other reinsurers to help mitigate the risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8.0 million per individual life in the U.S.
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
Insurance Counterparty Risk
In the normal course of business, the Company seeks to limit its exposure to reinsurance contracts by ceding a portion of the reinsurance to other insurance companies or reinsurers. Should a counterparty not be able to fulfill its obligation to the Company under a reinsurance agreement, the impact could be material to the Company’s financial condition and results of operations. In addition, certain reinsurance structures can lead to counterparty risk to the Company’s clients.
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Reinsurance Company, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of March 31, 2010, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Interest Rate Risk:
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
Foreign Currency Risk:
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. As of March 31, 2010, the Company had in place net investment hedges for a portion of its investments in its Canada and Australia operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros and the South African rand.
Market Risk Associated with Annuities and Guaranteed Minimum Benefits:
The Company reinsures variable annuities including those with guaranteed minimum benefits and guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of March 31, 2010 and December 31, 2009.

(dollars in millions)	March 31, 2010	December 31, 2009
No guarantee minimum benefits	$1,251.5	$1,231.2
GMDB only	82.0	78.7
GMIB only	5.9	5.7
GMAB only	63.1	62.1
GMWB only	1,621.8	1,563.0
GMDB / WB	454.6	437.4
Other	34.8	34.3

Total variable annuity account values	$3,513.7	$3,412.4

Fair value of liabilities associated with living benefit riders	$16.6	$23.7
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended March 31, 2010 from that disclosed in the 2009 Annual Report.
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
Changes to the general accounting principles are established by the FASB in the form of accounting standards updates to the FASB’s Codification. Accounting standards updates not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s condensed consolidated financial statements.
Consolidation and Business Combinations
In February 2010, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. The amendment defers the effective date of the Consolidation amendment made in June 2009 for certain variable interest entities. This update also clarifies how a related party’s interest should be considered when evaluating variable interests. The amendment is effective for fiscal years and interim periods beginning after January 31, 2010. The adoption of this amendment is not expected to have an impact on the Company’s condensed consolidated financial statements.
In January 2010, the FASB amended the general accounting principles for Consolidation as it relates to decreases in ownership of a subsidiary. This amendment clarifies the scope of the decrease in ownership provisions. This amendment also requires additional disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
In June 2009, the FASB amended the general accounting principles for Consolidation as it relates to the assessment of a variable interest entity for potential consolidation. This amendment also requires additional disclosures to provide transparent information regarding the involvement in a variable interest entity. The amendment is effective for fiscal years and interim periods beginning after November 15, 2009. The adoption of this amendment did not have a material impact on the Company’s condensed consolidated financial statements.
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
Investments
In April 2009, the FASB amended the general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. This amendment updates the other-than-temporary impairment guidance for fixed maturity securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments (“OTTI”) on fixed maturity and equity securities in the financial statements. The recognition provisions apply only to fixed maturity securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both fixed maturity and equity securities. An impaired fixed maturity security will be considered other-than-temporarily impaired if the Company has the intent to sell or it more likely than not will be required to sell prior to recovery of the amortized cost. If the holder of a fixed maturity security does not expect recovery of the entire cost basis, even if there is no intention to sell the security, an OTTI has occurred. This amendment also changes how an entity recognizes an OTTI for a fixed maturity security by separating the loss between the amount representing the credit loss and the amount relating to other factors, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses will be recognized in net income and losses relating to other factors will be recognized in accumulated other comprehensive income (“AOCI”). If the Company has the intent to sell or it more likely than not will be required to sell before its recovery of amortized cost less any current period credit loss, the entire OTTI will be recognized in net income. This amendment is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment resulted in a net after-tax increase to retained earnings and a decrease to accumulated other comprehensive income of $4.4 million, as of April 1, 2009. The required disclosures are provided in Note 4 — “Investments” in the Notes to Condensed Consolidated Financial Statements.
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
Derivatives and Hedging
In March 2010, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to embedded derivatives. This amendment clarifies the scope exception for embedded credit derivative features related to the transfer of credit risk in the form of subordination of a financial instrument to another. The amendment is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2010. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.

In March 2008, the FASB amended the general accounting principles for Derivatives and Hedging as it relates to the disclosures about derivative instruments and hedging activities. This amendment requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The amendment is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted this amendment in the first quarter of 2009. The required disclosures are provided in Note 5 — “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements.
Fair Value Measurements and Disclosures
In January 2010, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to the disclosures about fair value measurements. This amendment requires new disclosures about the transfers in and out of Level 1 and 2 measurements and also enhances disclosures about the activity within the Level 3 measurements. It also clarifies the required level of disaggregation and the disclosures regarding valuation techniques and inputs to fair value measurements. The amendment is effective for interim and annual reporting periods beginning after December 15, 2009, except for the enhanced Level 3 disclosures. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted the effective portions of this amendment in the first quarter of 2010 and is evaluating the impact of the enhanced Level 3 disclosures. The required disclosures are provided in Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements.
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
In April 2009, the FASB amended the general accounting principles for Fair Value Measurements and Disclosures as it relates to determining fair value when the volume and level of activity for asset or liability have significantly decreased and identifying transactions that are not orderly. This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased in relation to normal market activity for the asset or liability and clarifies that the use of multiple valuation techniques may be appropriate. It also provides additional guidance on circumstances that may indicate a transaction is not orderly. Further, it requires additional disclosures about fair value measurements in annual and interim reporting periods. This amendment is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements. The required disclosures are provided in Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements.
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

Compensation
In April 2010, the FASB amended the general accounting principles for Compensation as it relates to stock compensation. This amendment clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. The amendment is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this amendment is not expected to have an impact on the Company’s condensed consolidated financial statements.
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
Debt
In October 2009, the FASB amended the general accounting principles for Debt as it relates to the accounting for own-share lending arrangements entered into in contemplation of a convertible debt issuance or other financing. This amendment provides accounting and disclosure guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
Equity
In January 2010, the FASB amended the general accounting principles for Equity as it relates to distributions to shareholders with components of stock and cash. This amendment clarifies that the stock portion of a distribution to shareholders, which allows them to elect to receive cash or stock with a limitation on the total amount of cash that shareholders can receive, is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. The amendment is effective for fiscal years and interim periods beginning after December 15, 2009. The adoption of this amendment did not have an impact on the Company’s condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s 2009 Annual Report.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table summarizes the Company’s repurchase activity of its common stock during the first quarter ended March 31, 2010:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid per	Part of Publicly	Be Purchased Under
	Shares Purchased (1)	Share	Announced Plans	the Plan
February 1, 2010 - February 28, 2010	15,528	$46.23	—	—

(1)	In February 2010 the Company net settled — issuing 63,646 shares from treasury and repurchasing from recipients 15,528 shares in settlement of income tax withholding requirements incurred by the recipients of an equity incentive award.
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

Reinsurance Group of America, Incorporated
By:	/s/ A. Greig Woodring May 5, 2010
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay May 5, 2010
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