Form 10-Q
period 2010-06-30
REINSURANCE GROUP OF AMERICA INC
filed 2010-08-04
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11848
REINSURANCE GROUP OF AMERICA, INCORPORATED
(Exact name of Registrant as specified in its charter)

MISSOURI	43-1627032
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)
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
Yes ☐ No ☑
As of July 30, 2010, 73,156,938 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $12,381,638 and $11,616,957 at June 30, 2010 and December 31, 2009, respectively)	$13,077,607	$11,763,358
Mortgage loans on real estate (net of allowances of $8,179 and $5,784 at at June 30, 2010 and December 31, 2009, respectively)	838,827	791,668
Policy loans	1,173,016	1,136,564
Funds withheld at interest	5,257,929	4,895,356
Short-term investments	63,962	121,060
Other invested assets	637,827	516,086

Total investments	21,049,168	19,224,092
Cash and cash equivalents	557,756	512,027
Accrued investment income	144,658	107,447
Premiums receivable and other reinsurance balances	898,522	850,096
Reinsurance ceded receivables	721,830	716,480
Deferred policy acquisition costs	3,597,865	3,698,972
Other assets	250,807	140,387

Total assets	$27,220,606	$25,249,501

Liabilities and Stockholders’ Equity
Future policy benefits	$8,518,817	$7,748,480
Interest-sensitive contract liabilities	7,781,407	7,666,002
Other policy claims and benefits	2,387,579	2,229,083
Other reinsurance balances	143,723	106,706
Deferred income taxes	977,873	613,222
Other liabilities	742,940	792,775
Long-term debt	1,216,230	1,216,052
Collateral finance facility	850,030	850,037
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,316	159,217

Total liabilities	22,777,915	21,381,574

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,523 at June 30, 2010 and December 31, 2009)	734	734
Warrants	66,912	66,912
Additional paid-in-capital	1,473,305	1,463,101
Retained earnings	2,282,968	2,055,549
Treasury stock, at cost; 209,962 and 373,861 shares at June 30, 2010 and December 31, 2009, respectively	(9,570)	(17,578)
Accumulated other comprehensive income (loss):
Accumulated currency translation adjustment, net of income taxes	173,985	210,878
Unrealized appreciation of securities, net of income taxes	470,365	104,457
Pension and postretirement benefits, net of income taxes	(16,008)	(16,126)

Total stockholders’ equity	4,442,691	3,867,927

Total liabilities and stockholders’ equity	$27,220,606	$25,249,501

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,582,017	$1,375,181	$3,210,481	$2,721,228
Investment income, net of related expenses	291,671	284,636	595,929	507,832
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(3,489)	(36,942)	(10,919)	(71,337)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(139)	16,135	2,205	16,135
Other investment related gains (losses), net	26,620	98,995	162,891	61,128

Total investment related gains (losses), net	22,992	78,188	154,177	5,926
Other revenues	35,197	75,161	71,475	109,020

Total revenues	1,931,877	1,813,166	4,032,062	3,344,006

Benefits and Expenses:
Claims and other policy benefits	1,307,239	1,123,696	2,682,419	2,293,440
Interest credited	79,169	72,897	136,103	109,806
Policy acquisition costs and other insurance expenses	237,149	308,403	603,451	507,204
Other operating expenses	83,147	71,095	174,346	137,844
Interest expense	25,141	19,595	40,590	41,712
Collateral finance facility expense	1,960	2,057	3,766	4,371

Total benefits and expenses	1,733,805	1,597,743	3,640,675	3,094,377

Income before income taxes	198,072	215,423	391,387	249,629
Provision for income taxes	71,053	62,244	141,929	73,160

Net income	$127,019	$153,179	$249,458	$176,469

Earnings per share:
Basic earnings per share	$1.74	$2.11	$3.41	$2.43
Diluted earnings per share	$1.70	$2.10	$3.34	$2.42

Dividends declared per share	$0.12	$0.09	$0.24	$0.18
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$249,458	$176,469
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(38,770)	(29,934)
Premiums receivable and other reinsurance balances	(118,265)	(55,706)
Deferred policy acquisition costs	37,995	50,801
Reinsurance ceded balances	(5,351)	(3,771)
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,176,366	437,355
Deferred income taxes	105,285	46,667
Other assets and other liabilities, net	(190,883)	32,908
Amortization of net investment premiums, discounts and other	(64,779)	(59,792)
Investment related gains, net	(154,177)	(5,926)
Gain on repurchase of long-term debt	—	(38,875)
Excess tax benefits from share-based payment arrangement	(782)	(1,452)
Other, net	39,116	(9,527)

Net cash provided by operating activities	1,035,213	539,217

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	1,490,869	1,268,318
Maturities of fixed maturity securities available-for-sale	72,758	26,117
Purchases of fixed maturity securities available-for-sale	(2,372,035)	(1,994,477)
Cash invested in mortgage loans	(61,676)	—
Cash invested in policy loans	(38,864)	(9,508)
Cash invested in funds withheld at interest	(74,093)	(37,140)
Principal payments on mortgage loans on real estate	12,500	14,367
Principal payments on policy loans	2,412	20,470
Change in short-term investments and other invested assets	91,175	4,771

Net cash used in investing activities	(876,954)	(707,082)

Cash Flows from Financing Activities:
Dividends to stockholders	(17,561)	(13,085)
Repurchase of long-term debt	—	(39,960)
Net repayments under credit agreements	—	(22,539)
Purchases of treasury stock	(718)	(1,607)
Excess tax benefits from share-based payment arrangement	782	1,452
Exercise of stock options, net	8,008	532
Change in cash collateral for derivative positions	72,894	(143,353)
Net withdrawals on universal life and other investment type policies and contracts	(170,776)	(82,242)

Net cash used in financing activities	(107,371)	(300,802)
Effect of exchange rate changes on cash	(5,159)	10,211

Change in cash and cash equivalents	45,729	(458,456)
Cash and cash equivalents, beginning of period	512,027	875,403

Cash and cash equivalents, end of period	$557,756	$416,947

Supplementary information:
Cash paid for interest	$48,353	$37,871
Cash paid for income taxes, net of refunds	$32,981	$13,009
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K (“2009 Annual Report”) filed with the Securities and Exchange Commission on March 2, 2010.
The accompanying unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company has reclassified the presentation of certain prior-period information to conform to the current presentation.
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Earnings:
Net income (numerator for basic and diluted calculations)	$127,019	$153,179	$249,458	$176,469
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,141	72,770	73,094	72,740
Equivalent shares from outstanding stock options(1)	1,580	169	1,556	172

Denominator for diluted calculation	74,721	72,939	74,650	72,912

Earnings per share:
Basic	$1.74	$2.11	$3.41	$2.43
Diluted	$1.70	$2.10	$3.34	$2.42

(1)	Year-to-date amounts are weighted average of the individual quarterly amounts.
The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended June 30, 2010, approximately 0.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended June 30, 2009, approximately 1.5 million stock options and approximately 0.6 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following table presents the components of the Company’s other comprehensive income (loss) (dollars in thousands):

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income	$127,019	$153,179	$249,458	$176,469
Other comprehensive income (loss), net of income tax:
Unrealized investment gains, net of reclassification adjustment for gains included in net income	217,369	377,336	367,341	235,673
Reclassification adjustment for other-than-temporary impairments	91	(10,488)	(1,433)	(10,488)
Currency translation adjustments	(63,564)	108,681	(36,893)	85,837
Unrealized pension and postretirement benefit adjustment	58	83	118	285

Comprehensive income	$280,973	$628,791	$578,591	$487,776

The balance of and changes in each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2010 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated
	Currency	Unrealized	Pension and
	Translation	Appreciation	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2009	$210,878	$104,457	$(16,126)	$299,209
Change in component during the period	(36,893)	365,908	118	329,133

Balance, June 30, 2010	$173,985	$470,365	$(16,008)	$628,342

4. Investments
The Company had total cash and invested assets of $21.6 billion and $19.7 billion at June 30, 2010 and December 31, 2009, respectively, as illustrated below (dollars in thousands):

	June 30, 2010	December 31, 2009
Fixed maturity securities, available-for-sale	$13,077,607	$11,763,358
Mortgage loans on real estate	838,827	791,668
Policy loans	1,173,016	1,136,564
Funds withheld at interest	5,257,929	4,895,356
Short-term investments	63,962	121,060
Other invested assets	637,827	516,086
Cash and cash equivalents	557,756	512,027

Total cash and invested assets	$21,606,924	$19,736,119

All investments held by the Company are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, which will provide adequate liquidity for expected reinsurance obligations and maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturity securities available-for-sale	$175,638	$150,916	$353,130	$290,097
Mortgage loans on real estate	11,954	11,379	24,160	22,956
Policy loans	18,037	16,938	37,879	33,349
Funds withheld at interest	84,392	102,524	175,573	152,986
Short-term investments	1,130	1,283	2,378	2,001
Other invested assets	6,256	5,967	14,767	15,165

Investment revenue	297,407	289,007	607,887	516,554
Investment expense	(5,736)	(4,371)	(11,958)	(8,722)

Investment income, net of related expenses	$291,671	$284,636	$595,929	$507,832

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(3,489)	$(36,942)	$(10,919)	$(71,337)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	(139)	16,135	2,205	16,135

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(3,628)	(20,807)	(8,714)	(55,202)
Impairment losses on equity securities	(10)	—	(32)	(5,430)
Gain on investment activity	19,363	25,281	35,462	37,511
Loss on investment activity	(5,662)	(18,828)	(14,194)	(38,477)
Other impairment losses	(1,165)	(1,268)	(2,395)	(2,965)
Derivatives and other, net	14,094	93,810	144,050	70,489

Net gains	$22,992	$78,188	$154,177	$5,926

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $3.6 million and $8.7 million in the second quarter and first six months of 2010, respectively, were primarily due to a decline in value of structured securities with exposure to commercial mortgages. The much larger other-than-temporary impairments in 2009 were primarily due to the turmoil in the U.S. and global financial markets which resulted in bankruptcies, credit defaults, consolidations and government interventions. Those conditions had moderated considerably by the beginning of 2010. The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.
During the three months ended June 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $159.2 million and $214.2 million at gross losses of $5.7 million and $18.8 million, respectively, or at 96.6% and 91.9% of amortized cost, respectively. During the six months ended June 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $399.3 million and $322.6 million at gross losses of $14.2 million and $38.5 million, respectively, or at 96.6% and 89.3% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
Other-Than-Temporary Impairments
The Company has a process in place to identify fixed maturity and equity securities that could potentially have credit impairments that are other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climates, management changes, litigation, government actions and other similar factors. This process also involves monitoring late payments, pricing levels, rating agency actions, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

The Company reviews all securities to determine whether an other-than-temporary decline in value exists and whether losses should be recognized. The Company considers relevant facts and circumstances in evaluating whether a credit or interest rate-related impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the extent and length of time the fair value has been below cost; (2) the reasons for the decline in fair value; (3) the issuer’s financial position and access to capital and (4) for fixed maturity securities, the Company’s intent to sell a security or whether it is more likely than not it will be required to sell the security before the recovery of its amortized cost which, in some cases, may extend to maturity and for equity securities, its ability and intent to hold the security for a period of time that allows for the recovery in value. To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized.
On April 1, 2009, (“Date of Adoption”), the Company adopted the amended general accounting principles for Investments as it relates to the recognition and presentation of other-than-temporary impairments. See Note 12 — “New Accounting Standards” for further discussion of the adoption. The amended recognition provisions apply only to fixed maturity securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both fixed maturity and equity securities.
Impairment losses on equity securities are recognized in net income. Recognition of impairment losses on fixed maturity securities is dependent on the facts and circumstances related to a specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, it recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value, less any current period credit loss. If the Company does not expect to recover the amortized cost basis, it does not plan to sell the security and if it is not more likely than not that it would be required to sell a security before the recovery of its amortized cost, less any current period credit loss, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in net income and the non-credit loss portion in accumulated other comprehensive income (“AOCI”).
For the three and six months ended June 30, 2010, the Company recognized $3.6 million and $8.7 million, respectively, of credit related losses, primarily in various mortgage-backed securities and to a lesser extent, U.S. corporate securities. For the three-month period between the Date of Adoption and June 30, 2009, the Company recognized $20.8 million of credit related losses in mortgage-backed securities and U.S. corporate securities combined. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating-rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
The following tables set forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment (“OTTI”) loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended
	June 30,
	2010	2009
Balance, beginning of period	$(51,578)	$(17,132)
Initial impairments — credit loss OTTI recognized on securities not previously impaired	(1,152)	(3,242)
Additional impairments — credit loss OTTI recognized on securities previously impaired	(3,303)	(3,562)
Sales during the period of securities previously credit loss OTTI impaired	2,685	—

Balance, end of period	$(53,348)	$(23,936)

		Three months
	Six months ended	ended(1)
	June 30, 2010	June 30, 2009
Balance, beginning of period	$(47,905)	$(17,132)
Initial impairments — credit loss OTTI recognized on securities not previously impaired	(2,724)	(3,242)
Additional impairments — credit loss OTTI recognized on securities previously impaired	(5,404)	(3,562)
Sales during the period of securities previously credit loss OTTI impaired	2,685	—

Balance, end of period	$(53,348)	$(23,936)

(1)	Shortened period due to adoption of amended general accounting principles on April 1, 2009.

Fixed Maturity and Equity Securities Available-for-Sale
As mentioned above, the amended general accounting principles for Investments change how an entity recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, such as an increase in interest rates, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the tables below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of June 30, 2010 and December 31, 2009 (dollars in thousands):

						Other-than-
				Estimated		temporary
June 30, 2010:	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$4,269,575	$309,130	$118,585	$4,460,120	34.1%	$—
Canadian and Canadian provincial governments	2,032,471	489,262	6,312	2,515,421	19.2	—
Residential mortgage-backed securities	1,554,585	57,289	38,514	1,573,360	12.0	(3,227)
Foreign corporate securities	1,895,573	113,455	19,097	1,989,931	15.2	—
Asset-backed securities	496,652	14,093	61,122	449,623	3.5	(3,404)
Commercial mortgage-backed securities	1,229,237	56,477	118,777	1,166,937	8.9	(12,114)
U.S. government and agencies	443,024	25,546	—	468,570	3.6	—
State and political subdivisions	106,978	404	9,295	98,087	0.8	—
Other foreign government securities	353,543	6,231	4,216	355,558	2.7	—

Total fixed maturity securities	$12,381,638	$1,071,887	$375,918	$13,077,607	100.0%	$(18,745)

Non-redeemable preferred stock	$111,566	$2,574	$9,550	$104,590	63.1%
Other equity securities	54,800	7,638	1,185	61,253	36.9

Total equity securities	$166,366	$10,212	$10,735	$165,843	100.0%

						Other-than-
				Estimated		temporary
December 31, 2009:	Amortized	Unrealized	Unrealized	Fair	% of	impairments
	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

As of June 30, 2010, the Company held securities with a fair value of $802.8 million that were issued by the Canadian province of Ontario and $707.5 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2009, the Company held securities with a fair value of $448.3 million issued by the Federal National Mortgage Corporation, $482.6 million that were issued by the United States Treasury, $895.7 million that were issued by the Canadian province of Ontario, and $679.9 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at June 30, 2010 are shown by contractual maturity for all securities except certain U.S. government agency securities, which are distributed by maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. At June 30, 2010, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$294,029	$297,722
Due after one year through five years	1,462,074	1,516,916
Due after five year through ten years	3,234,623	3,455,137
Due after ten years	4,110,438	4,617,912
Asset and mortgage-backed securities	3,280,474	3,189,920

Total	$12,381,638	$13,077,607

The table below includes major industry types and weighted average credit ratings of the Company’s U.S. and foreign corporate fixed maturity holdings as of June 30, 2010 and December 31, 2009 (dollars in thousands):

		Estimated		Average Credit
June 30, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,510,575	$1,510,087	23.4%	A-
Industrial	2,102,396	2,247,318	34.8	BBB+
Foreign (1)	1,895,573	1,989,931	30.9	A+
Utility	652,785	698,450	10.8	BBB+
Other	3,819	4,265	0.1	A+

Total	$6,165,148	$6,450,051	100.0%	A-

		Estimated		Average Credit
December 31, 2009:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.

At June 30, 2010 and December 31, 2009, the Company had $386.7 million and $584.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30,	December 31,
	2010	2009
Sector:
U.S. corporate securities	33%	26%
Canadian and Canada provincial governments	2	4
Residential mortgage-backed securities	10	12
Foreign corporate securities	5	7
Asset-backed securities	16	14
Commercial mortgage-backed securities	31	29
State and political subdivisions	2	3
U.S. government and agencies	—	3
Other foreign government securities	1	2

Total	100%	100%

Industry:
Finance	26%	25%
Asset-backed	16	13
Industrial	10	7
Mortgage-backed	41	41
Government	5	12
Utility	2	2

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 900 and 1,316 fixed maturity securities and equity securities as of June 30, 2010 and December 31, 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	765	$137,788	35.6%	1,112	$254,075	43.4%
20% or more for less than six months	30	56,428	14.6	38	69,322	11.9
20% or more for six months or greater	105	192,437	49.8	166	261,483	44.7

Total	900	$386,653	100.0%	1,316	$584,880	100.0%

As of June 30, 2010 and December 31, 2009, respectively, 58.7% and 71.4% of these securities were investment grade. The Company has experienced a higher recovery of market value for investment-grade securities in recent periods. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit default spreads since the time securities were purchased.
While all of these securities are monitored for potential impairment, the Company believes due to fluctuating market conditions and liquidity concerns, and the relatively recent high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary includes analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 900 and 1,316 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2010 and December 31, 2009, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$172,127	$28,320	$356,979	$63,781	$529,106	$92,101
Canadian and Canadian provincial governments	110,191	2,321	129,393	3,991	239,584	6,312
Residential mortgage-backed securities	220,187	8,692	158,173	10,059	378,360	18,751
Foreign corporate securities	166,246	4,036	168,247	11,562	334,493	15,598
Asset-backed securities	12,037	1,360	137,569	35,303	149,606	36,663
Commercial mortgage-backed securities	60,812	7,503	160,272	31,513	221,084	39,016
State and political subdivisions	23,443	921	53,484	5,693	76,927	6,614
Other foreign government securities	28,355	176	89,826	4,040	118,181	4,216

Total investment grade securities	793,398	53,329	1,253,943	165,942	2,047,341	219,271

Non-investment grade securities:
U.S. corporate securities	91,934	9,278	133,958	17,206	225,892	26,484
Asset-backed securities	11,174	2,158	29,522	22,301	40,696	24,459
Foreign corporate securities	3,017	3,446	597	53	3,614	3,499
Residential mortgage-backed securities	397	551	67,120	19,212	67,517	19,763
Commercial mortgage-backed securities	—	—	60,956	79,761	60,956	79,761
State and political subdivisions	—	—	5,432	2,681	5,432	2,681

Total non-investment grade securities	106,522	15,433	297,585	141,214	404,107	156,647

Total fixed maturity securities	$899,920	$68,762	$1,551,528	$307,156	$2,451,448	$375,918

Non-redeemable preferred stock	$29,219	$1,755	$35,596	$7,795	$64,815	$9,550
Other equity securities	12,927	909	1,352	276	14,279	1,185

Total equity securities	$42,146	$2,664	$36,948	$8,071	$79,094	$10,735

Total number of securities in an unrealized loss position	371		529		900

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2009:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

As of June 30, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines. As of June 30, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time, if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010			December 31, 2009
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$1,973,016	$59,861	$—	$1,388,570	$17,962	$47,061
Financial futures(1)	305,125	—	—	200,436	—	—
Foreign currency forwards(1)	40,500	2,939	—	40,500	2,200	—
Consumer Price index (“CPI”) swaps(1)	137,800	1,848	—	124,034	1,631	—
Credit default swaps(1)	317,500	—	3,166	367,500	2,363	249
Equity options(1)	6,710	1,654	—	—	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	279,348	—	—	434,494
Indexed annuity products(3)	—	70,154	602,093	—	68,873	584,906
Variable annuity products(3)	—	—	157,511	—	—	23,748

Total non-hedging derivatives	2,780,651	136,456	1,042,118	2,121,040	93,029	1,090,458

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	1,877	21,783	—	677
Foreign currency swaps(1)	397,580	2,499	1,538	226,715	—	9,008

Total hedging derivatives	419,363	2,499	3,415	248,498	—	9,685

Total derivatives	$3,200,014	$138,955	$1,045,533	$2,369,538	$93,029	$1,100,143

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As of June 30, 2010 and December 31, 2009, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of June 30, 2010 and December 31, 2009, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. Gains of $50.0 million related to foreign currency swaps terminated in the second quarter of 2009 continue to be reflected in AOCI. As of June 30, 2010 and December 31, 2009, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” of the Company’s 2009 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.
Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and

Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and six months ended June 30, 2010 and 2009 were (dollars in thousands):

Type of Fair	Derivative Gain	Hedge Gain (Loss)		Hedged Item Gain	Hedged Item Gain
Value Hedge	(Loss) Location	Recognized	Hedged Item	(Loss) Location	(Loss) Recognized
For the three months ended June 30, 2010:
Interest rate swaps	Investment related gains (losses), net	$(877)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$1,046

For the three months ended June 30, 2009:
Interest rate swaps	Investment related gains (losses), net	$982	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(934)

For the six months ended June 30, 2010:
Interest rate swaps	Investment related gains (losses), net	$(1,200)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$1,500

For the six months ended June 30, 2009:
Interest rate swaps	Investment related gains (losses), net	$1,465	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(1,456)
The Company’s investment related gains (losses), net representing the ineffective portion of all fair value hedges was immaterial for the three and six months ended June 30, 2010 and 2009.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

		Location of Gain	Gain (Loss)	Income Statement
Type of NIFO	Derivative Gain	(Loss) Reclassified	Reclassified from	Location of Gain	Ineffective Gain
Hedge	(Loss) in OCI	From AOCI	AOCI into income	(Loss)	(Loss) in Income
For the three months ended June 30, 2010:
Foreign currency swaps	$16,846	None	$—	Investment income	$—

For the three months ended June 30, 2009:
Foreign currency swaps	$(6,491)	None	$—	Investment income	$—

For the six months ended June 30, 2010:
Foreign currency swaps	$8,766	None	$—	Investment income	$—

For the six months ended June 30, 2009:
Foreign currency swaps	$1,644	None	$—	Investment income	$—
Ineffectiveness on the foreign currency swaps is based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.
The Company’s other comprehensive income for the three months ended June 30, 2010 and 2009, includes gains (losses) of $16.8 million and ($6.5) million, respectively, and $8.8 million and $1.6 million for the six months ended June 30, 2010 and 2009, respectively, related to foreign currency swaps used to hedge a portion of its net investment in its foreign operations. The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $49.3 million and $40.5 million at June 30, 2010 and December 31, 2009, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended June 30, 2010 and 2009, the Company recognized investment related gains (losses) of $117.6 million and ($136.1) million, respectively, and $118.0 million and ($156.3) million for the six months ended June 30, 2010 and 2009, respectively, related to derivatives that do not qualify or have not been qualified for hedge accounting.
Interest Rate Swaps
Interest rate swaps are used by the Company primarily to reduce market risks from changes in interest rates and to alter interest rate exposure arising from mismatches between assets and liabilities (duration mismatches). With an interest rate swap, the Company agrees with another party to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts tied to an agreed-upon notional principal amount. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments at each due date.
Financial Futures
Exchange-traded equity futures are used primarily to economically hedge liabilities embedded in certain variable annuity products. With exchange-traded equity futures transactions, the Company agrees to purchase or sell a specified number of contracts, the value of which is determined by the relevant stock indices, and to post variation margin on a daily basis in an amount equal to the difference between the daily estimated fair values of those contracts. The Company enters into exchange-traded equity futures with regulated futures commission merchants that are members of the exchange.
Foreign Currency Swaps
Foreign currency swaps are used by the Company to reduce the risk from fluctuations in foreign currency exchange rates associated with its assets and liabilities denominated in foreign currencies. With a foreign currency swap transaction, the Company agrees with another party to exchange, at specified intervals, the difference between one currency and another at a forward exchange rate calculated by reference to an agreed upon principal amount. The principal amount of each currency is exchanged at the inception and termination of the currency swap by each party. The Company may also use foreign currency swaps to economically hedge the foreign currency risk associated with certain of its net investments in foreign operations.
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
CPI Swaps
CPI swaps are used by the Company primarily to economically hedge liabilities embedded in certain insurance products where value is directly affected by changes in a designated benchmark consumer price index. With a CPI swap transaction, the Company agrees with another party to exchange the actual amount of inflation realized over a specified period of time for a fixed amount of inflation determined at inception. These transactions are executed pursuant to master agreements that provide for a single net payment or individual gross payments to be made by the counterparty at each due date. Most of these swaps will require a single payment to be made by one counterparty at the maturity date of the swap.
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
Equity Options
Equity index options are used by the Company primarily to hedge minimum guarantees embedded in certain variable annuity products. To hedge against adverse changes in equity indices volatility, the Company enters into contracts to sell the equity index options within a limited time at a contracted price. The contracts are net settled in cash based on differentials in the indices at the time of exercise and the strike price.
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three and six months ended June 30, 2010 and 2009 are reflected in the following table (dollars in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$(108,422)	$225,574	$21,383	$220,362
After the associated amortization of DAC and taxes, the related amounts included in net income	(7,172)	(5,517)	13,407	(32,596)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(14,950)	(10,232)	(3,222)	11,465
After the associated amortization of DAC and taxes, the related amounts included in net income	(3,952)	(11,948)	(5,184)	(753)
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and six months ended June 30, 2010 and 2009 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended
		June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2010	2009
Interest rate swaps	Investment related gains (losses), net	$87,115	$(99,017)
Financial futures	Investment related gains (losses), net	32,823	(48,059)
Foreign currency forwards	Investment related gains (losses), net	1,447	1,164
CPI swaps	Investment related gains (losses), net	108	544
Credit default swaps	Investment related gains (losses), net	(4,060)	9,288
Equity options	Investment related gains (losses), net	127	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	32,512	64,337
Indexed annuity products	Policy acquisition costs and other insurance expenses	2,596	161
Indexed annuity products	Interest credited	(17,546)	(10,393)
Variable annuity products	Investment related gains (losses), net	(140,934)	161,238

Total non-hedging derivatives		$(5,812)	$79,263

		Gain (Loss) for the Six Months Ended
		June 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2010	2009
Interest rate swaps	Investment related gains (losses), net	$98,455	$(137,881)
Financial futures	Investment related gains (losses), net	21,077	(25,748)
Foreign currency forwards	Investment related gains (losses), net	618	(878)
CPI swaps	Investment related gains (losses), net	1,032	854
Credit default swaps	Investment related gains (losses), net	(3,284)	7,377
Equity options	Investment related gains (losses), net	127	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	155,147	23,912
Indexed annuity products	Policy acquisition costs and other insurance expenses	1,161	(2,496)
Indexed annuity products	Interest credited	(4,383)	13,960
Variable annuity products	Investment related gains (losses), net	(133,763)	196,450

Total non-hedging derivatives		$136,187	$75,550

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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. As of June 30, 2010, the Company held cash collateral under its control of $56.9 million. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the condensed consolidated balance sheets. No cash collateral was held as of December 31, 2009. As of June 30, 2010 the Company had no cash collateral pledged to counterparties. As of December 31, 2009, the Company had pledged collateral to counterparties on swaps of $16.0 million. The receivable related to cash collateral is included in other assets, in the condensed consolidated balance sheets. From time to time, the Company has both accepted and posted collateral consisting of various securities. As of June 30, 2010, the Company posted a U.S. Treasury security as collateral to a counterparty with a book value and market value of $10.3 million and $10.8 million, respectively, which is included in other invested assets. There were no securities posted as collateral at December 31, 2009. There were no securities held as collateral as of June 30, 2010 and December 31, 2009. In addition, the Company has exchange-traded futures, which require the maintenance of a margin account, which is included in cash and cash equivalents. The Company’s margin account totaled $27.3 million and $17.1 million as of June 30, 2010 and December 31, 2009, respectively.
6. Fair Value of Financial Instruments
Fair values of financial instruments have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 (dollars in thousands). The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts.

	June 30, 2010		December 31, 2009
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$13,077,607	$13,077,607	$11,763,358	$11,763,358
Mortgage loans on real estate	838,827	895,020	791,668	792,331
Policy loans	1,173,016	1,173,016	1,136,564	1,136,564
Funds withheld at interest	5,257,929	5,546,802	4,895,356	5,201,569
Short-term investments	63,962	63,962	121,060	121,060
Other invested assets	637,827	633,368	516,086	509,618
Cash and cash equivalents	557,756	557,756	512,027	512,027
Accrued investment income	144,658	144,658	107,447	107,447
Reinsurance ceded receivables	100,744	81,279	106,396	173,309
Liabilities:
Interest-sensitive contract liabilities	$5,802,045	$5,587,732	$5,929,134	$6,196,420
Long-term and short-term debt	1,216,230	1,204,150	1,216,052	1,180,712
Collateral finance facility	850,030	510,000	850,037	510,000
Company-obligated mandatorily redeemable preferred securities	159,316	231,845	159,217	205,655
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
For the quarter ended June 30, 2010, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
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
When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 are summarized below (dollars in thousands).

		Fair Value Measurements Using:
June 30, 2010:	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
U.S. corporate securities	$4,460,120	$261	$3,646,819	$813,040
Canadian and Canadian provincial governments	2,515,421	—	2,515,421	—
Residential mortgage-backed securities	1,573,360	—	1,360,579	212,781
Foreign corporate securities	1,989,931	7,873	1,906,129	75,929
Asset-backed securities	449,623	—	220,190	229,433
Commercial mortgage-backed securities	1,166,937	—	1,016,231	150,706
U.S. government and agencies securities	468,570	458,599	9,971	—
State and political subdivision securities	98,087	7,148	78,423	12,516
Other foreign government securities	355,558	2,353	346,902	6,303

Total fixed maturity securities – available-for-sale	13,077,607	476,234	11,100,665	1,500,708
Funds withheld at interest – embedded derivatives	(279,348)	—	—	(279,348)
Short-term investments	3,979	2,282	431	1,266
Other invested assets — non-redeemable preferred stock	104,590	79,612	23,352	1,626
Other invested assets — other equity securities	61,253	23,917	20,936	16,400
Other invested assets – derivatives	68,801	—	68,801	—
Other invested assets – collateral	10,787	10,787	—	—
Reinsurance ceded receivable – embedded derivatives	70,154	—	—	70,154

Total	$13,117,823	$592,832	$11,214,185	$1,310,806

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(759,604)	$—	$—	$(759,604)
Other liabilities – derivatives	(6,581)	—	(6,581)	—

Total	$(766,185)	$—	$(6,581)	$(759,604)

		Fair Value Measurements Using:
December 31, 2009:	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities – available-for-sale:
U.S. corporate securities	$3,723,048	$—	$2,901,535	$821,513
Canadian and Canadian provincial governments	2,353,227	—	2,353,227	—
Residential mortgage-backed securities	1,456,544	—	1,312,087	144,457
Foreign corporate securities	1,671,748	5,447	1,450,923	215,378
Asset-backed securities	451,936	—	189,169	262,767
Commercial mortgage-backed securities	1,028,864	—	699,304	329,560
U.S. government and agencies securities	526,059	517,929	8,130	—
State and political subdivision securities	89,762	6,251	71,431	12,080
Other foreign government securities	462,170	1,079	443,788	17,303

Total fixed maturity securities – available-for-sale	11,763,358	530,706	9,429,594	1,803,058
Funds withheld at interest – embedded derivatives	(434,494)	—	—	(434,494)
Short-term investments	12,937	2,714	9,780	443
Other invested assets — non-redeemable preferred stock	113,198	85,016	21,407	6,775
Other invested assets — other equity securities	58,359	17,523	30,400	10,436
Other invested assets – derivatives	24,156	—	24,156	—
Reinsurance ceded receivable – embedded derivatives	68,873	—	—	68,873

Total	$11,606,387	$635,959	$9,515,337	$1,455,091

Liabilities:
Interest sensitive contract liabilities – embedded derivatives	$(608,654)	$—	$—	$(608,654)
Other liabilities – derivatives	(56,995)	—	(56,995)	—

Total	$(665,649)	$—	$(56,995)	$(608,654)

As of June 30, 2010 and December 31, 2009, respectively, the Company classified approximately 11.5% and 15.3% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities. Other invested assets — derivatives and other liabilities — derivatives include amounts with fair values included in Level 2 at June 30, 2010 and December 31, 2009. See Note 5 — “Derivative Instruments” for additional information regarding these derivatives.
The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009 (dollars in thousands). The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3, in the amounts of $119.4 million and $217.2 million for the three and six months ended June 30, 2010, respectively, are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3, in the amounts of $50.4 million and $610.1 million for the three and six months ended June 30, 2010, respectively, are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant for the three and six months ended June 30, 2010 and 2009.

		Total gains/losses
		(realized/unrealized) included in:		Purchases,
				sales,
	Balance		Other	issuances	Transfers in	Balance
For the three months ended	April 1,	Earnings,	comprehensive	and	and/or out of	June 30,
June 30, 2010:	2010	net	income	settlements	Level 3	2010
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$748,518	$(2,170)	$12,284	$49,843	$4,565	$813,040
Residential mortgage-backed securities	210,615	(3,632)	14,005	(26,010)	17,803	212,781
Foreign corporate securities	80,759	306	304	(6,376)	936	75,929
Asset-backed securities	206,220	957	8,838	(5,907)	19,325	229,433
Commercial mortgage-backed securities	117,709	(2,682)	11,218	(135)	24,596	150,706
State and political subdivision securities	11,486	8	(778)	(20)	1,820	12,516
Other foreign government securities	2,174	(11)	36	4,104	—	6,303

Sub-total	1,377,481	(7,224)	45,907	15,499	69,045	1,500,708
Funds withheld at interest — embedded derivatives	(311,859)	32,511	—	—	—	(279,348)
Short-term investments	—	—	(1)	1,267	—	1,266
Other invested assets — non-redeemable preferred stock	4,098	550	(22)	(3,000)	—	1,626
Other invested assets — other equity securities	12,836	—	3,564	—	—	16,400
Reinsurance ceded receivable — embedded derivatives	67,911	2,690	—	(447)	—	70,154

Total	$1,150,467	$28,527	$49,448	$13,319	$69,045	$1,310,806

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(594,532)	$(158,641)	$—	$(6,431)	$—	$(759,604)

Total	$(594,532)	$(158,641)	$—	$(6,431)	$—	$(759,604)

		Total gains/losses		Purchases,
		(realized/unrealized) included in:		sales,
	Balance		Other	issuances	Transfers in	Balance
For the three months ended	April 1,	Earnings,	comprehensive	and	and/or out of	June 30,
June 30, 2009:	2009	net	income	settlements	Level 3	2009
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$806,557	$(9,381)	$75,776	$(28,809)	$1,382	$845,525
Canadian and Canadian provincial governments	4,783	—	5	402	—	5,190
Residential mortgage-backed securities	78,927	(3,745)	(7,948)	(15,752)	2,171	53,653
Foreign corporate securities	275,337	(441)	7,047	48,380	(35,612)	294,711
Asset-backed securities	248,042	(1,990)	(13,540)	(4,897)	162	227,777
Commercial mortgage-backed securities	51,975	142	21,280	(9,304)	46,729	110,822
State and political subdivision securities	28,822	10	13,599	1,782	40,120	84,333
Other foreign government securities	87,623	405	(2,807)	60,947	(1,035)	145,133

Sub-total	1,582,066	(15,000)	93,412	52,749	53,917	1,767,144
Funds withheld at interest — embedded derivatives	(553,313)	64,336	—	—	—	(488,977)
Short-term investments	1,705	109	(24)	(1,102)	—	688
Other invested assets — non-redeemable preferred stock	4,292	116	2,965	(181)	2,156	9,348
Other invested assets — other equity securities	13,043	303	(131)	73	(21)	13,267
Reinsurance ceded receivable — embedded derivatives	61,544	1,040	—	(2,509)	—	60,075

Total	$1,109,337	$50,904	$96,222	$49,030	$56,052	$1,361,545

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(733,864)	$149,339	$—	$9,300	$—	$(575,225)

Total	$(733,864)	$149,339	$—	$9,300	$—	$(575,225)

		Total gains/losses		Purchases,
		(realized/unrealized) included in:		sales,
	Balance		Other	issuances	Transfers in	Balance
For the six months ended	January 1,	Earnings,	comprehensive	and	and/or out of	June 30,
June 30, 2010:	2010	net	income	settlements	Level 3	2010
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$821,513	$(61)	$28,404	$46,185	$(83,001)	$813,040
Canadian and Canadian provincial
Residential mortgage-backed securities	144,457	(4,802)	14,526	(7,449)	66,049	212,781
Foreign corporate securities	215,378	308	1,361	(8,970)	(132,148)	75,929
Asset-backed securities	262,767	1,021	19,275	(13,921)	(39,709)	229,433
Commercial mortgage-backed securities	329,560	(2,216)	10,274	4,229	(191,141)	150,706
State and political subdivision securities	12,080	16	500	(40)	(40)	12,516
Other foreign government securities	17,303	(10)	30	1,258	(12,278)	6,303

Sub-total	1,803,058	(5,744)	74,370	21,292	(392,268)	1,500,708
Funds withheld at interest — embedded derivatives	(434,494)	155,146	—	—	—	(279,348)
Short-term investments	443	—	(1)	997	(173)	1,266
Other invested assets — non-redeemable preferred stock	6,775	550	(141)	(5,146)	(412)	1,626
Other invested assets — other equity securities	10,436	—	5,339	625	—	16,400
Reinsurance ceded receivable — embedded derivatives	68,873	1,557	—	(276)	—	70,154

Total	$1,455,091	$151,509	$79,567	$17,492	$(392,853)	$1,310,806

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(608,654)	$(138,826)	$—	$(12,124)	$—	$(759,604)

Total	$(608,654)	$(138,826)	$—	$(12,124)	$—	$(759,604)

		Total gains/losses		Purchases,
		(realized/unrealized) included in:		sales,
	Balance		Other	issuances	Transfers in	Balance
For the six months ended	January 1,	Earnings,	comprehensive	and	and/or out of	June 30,
June 30, 2009:	2009	net	income	settlements	Level 3	2009
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$816,285	$(27,801)	$71,334	$(4,597)	$(9,696)	$845,525
Canadian and Canadian provincial governments	9,965	—	(34)	4,321	(9,062)	5,190
Residential mortgage-backed securities	30,424	(10,309)	12,195	(11,443)	32,786	53,653
Foreign corporate securities	176,608	(2,113)	2,355	143,121	(25,260)	294,711
Asset-backed securities	231,869	(12,678)	(8,649)	11,686	5,549	227,777
Commercial mortgage-backed securities	59,041	53	19,186	(9,887)	42,429	110,822
State and political subdivision securities	32,487	19	10,025	1,682	40,120	84,333
Other foreign government securities	105,439	1,277	(4,578)	56,786	(13,791)	145,133

Sub-total	1,462,118	(51,552)	101,834	191,669	63,075	1,767,144
Funds withheld at interest — embedded derivatives	(512,888)	23,911	—	—	—	(488,977)
Short-term investments	352	(457)	611	182	—	688
Other invested assets — non-redeemable preferred stock	5,393	(4,789)	7,448	(930)	2,226	9,348
Other invested assets — other equity securities	12,056	(564)	(220)	1,900	95	13,267
Reinsurance ceded receivable — embedded derivatives	66,716	(590)	—	(6,051)	—	60,075

Total	$1,033,747	$(34,041)	$109,673	$186,770	$65,396	$1,361,545

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$207,144	$—	$25,062	$—	$(575,225)

Total	$(807,431)	$207,144	$—	$25,062	$—	$(575,225)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and six months ended June 30, 2010 and 2009 (dollars in thousands).

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the three months ended June 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$102	$(2,272)	$—	$—	$—	$(2,170)
Residential mortgage-backed securities	505	(4,137)	—	—	—	(3,632)
Foreign corporate securities	74	232	—	—	—	306
Asset-backed securities	997	(40)	—	—	—	957
Commercial mortgage-backed securities	1,117	(3,799)	—	—	—	(2,682)
State and political subdivision securities	12	(4)	—	—	—	8
Other foreign government securities	1	(12)	—	—	—	(11)

Sub-total	2,808	(10,032)	—	—	—	(7,224)
Funds withheld at interest — embedded derivatives	—	32,511	—	—	—	32,511
Other invested assets — non-redeemable preferred stock	—	550	—	—	—	550
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	2,690	2,690

Total	$2,808	$23,029	$—	$—	$2,690	$28,527

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(140,934)	$(570)	$(17,137)	$—	$(158,641)

Total	$—	$(140,934)	$(570)	$(17,137)	$—	$(158,641)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the three months ended June 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$544	$(9,925)	$—	$—	$—	$(9,381)
Residential mortgage-backed securities	368	(4,113)	—	—	—	(3,745)
Foreign corporate securities	48	(489)	—	—	—	(441)
Asset-backed securities	1,901	(3,891)	—	—	—	(1,990)
Commercial mortgage-backed securities	245	(103)	—	—	—	142
State and political subdivision securities	13	(3)	—	—	—	10
Other foreign government securities	(217)	622	—	—	—	405

Sub-total	2,902	(17,902)	—	—	—	(15,000)
Funds withheld at interest — embedded derivatives	—	64,336	—	—	—	64,336
Short-term investments	234	(125)	—	—	—	109
Other invested assets — non-redeemable preferred stock	2	114	—	—	—	116
Other invested assets — other equity securities	303	—	—	—	—	303
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	1,040	1,040

Total	$3,441	$46,423	$—	$—	$1,040	$50,904

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$161,239	$606	$(12,506)	$—	$149,339

Total	$—	$161,239	$606	$(12,506)	$—	$149,339

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the six months ended June 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$245	$(306)	$—	$—	$—	$(61)
Residential mortgage-backed securities	906	(5,708)	—	—	—	(4,802)
Foreign corporate securities	152	156	—	—	—	308
Asset-backed securities	1,533	(512)	—	—	—	1,021
Commercial mortgage-backed securities	1,777	(3,993)	—	—	—	(2,216)
State and political subdivision securities	23	(7)	—	—	—	16
Other foreign government securities	1	(11)	—	—	—	(10)

Sub-total	4,637	(10,381)	—	—	—	(5,744)
Funds withheld at interest — embedded derivatives	—	155,146	—	—	—	155,146
Other invested assets — non-redeemable preferred stock	—	550	—	—	—	550
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	1,557	1,557

Total	$4,637	$145,315	$—	$—	$1,557	$151,509

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(133,763)	$(114)	$(4,949)	$—	$(138,826)

Total	$—	$(133,763)	$(114)	$(4,949)	$—	$(138,826)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the six months ended June 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$813	$(28,614)	$—	$—	$—	$(27,801)
Residential mortgage-backed securities	440	(10,749)	—	—	—	(10,309)
Foreign corporate securities	90	(2,203)	—	—	—	(2,113)
Asset-backed securities	3,002	(15,680)	—	—	—	(12,678)
Commercial mortgage-backed securities	156	(103)	—	—	—	53
State and political subdivision securities	21	(2)	—	—	—	19
Other foreign government securities	(302)	1,579	—	—	—	1,277

Sub-total	4,220	(55,772)	—	—	—	(51,552)
Funds withheld at interest — embedded derivatives	—	23,911	—	—	—	23,911
Short-term investments	241	(698)	—	—	—	(457)
Other invested assets — non-redeemable preferred stock	(60)	(4,729)	—	—	—	(4,789)
Other invested assets — other equity securities	(142)	(422)	—	—	—	(564)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	(590)	(590)

Total	$4,259	$(37,710)	$—	$—	$(590)	$(34,041)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$196,451	$(962)	$11,655	$—	$207,144

Total	$—	$196,451	$(962)	$11,655	$—	$207,144

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three and six months ended June 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at June 30, 2010 and 2009 (dollars in thousands).

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the three months ended June 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$64	$—	$—	$—	$—	$64
Residential mortgage-backed securities	496	(1,650)	—	—	—	(1,154)
Foreign corporate securities	74	—	—	—	—	74
Asset-backed securities	997	(452)	—	—	—	545
Commercial mortgage-backed securities	1,117	(1,525)	—	—	—	(408)
State and political subdivision securities	12	—	—	—	—	12
Other foreign government securities	1	—	—	—	—	1

Sub-total	2,761	(3,627)	—	—	—	(866)
Funds withheld at interest — embedded derivatives	—	32,512	—	—	—	32,512
Other invested assets — non-redeemable preferred stock	—	(3)	—	—	—	(3)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,246	4,246

Total	$2,761	$28,882	$—	$—	$4,246	$35,889

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(140,934)	$(731)	$(28,020)	$—	$(169,685)

Total	$—	$(140,934)	$(731)	$(28,020)	$—	$(169,685)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the three months ended June 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$509	$(7,045)	$—	$—	$—	$(6,536)
Residential mortgage-backed securities	366	(5,756)	—	—	—	(5,390)
Foreign corporate securities	45	(328)	—	—	—	(283)
Asset-backed securities	1,454	(7,451)	—	—	—	(5,997)
Commercial mortgage-backed securities	258	(227)	—	—	—	31
State and political subdivision securities	13	—	—	—	—	13
Other foreign government securities	(213)	—	—	—	—	(213)

Sub-total	2,432	(20,807)	—	—	—	(18,375)
Funds withheld at interest — embedded derivatives	—	64,337	—	—	—	64,337
Short-term investments	234	—	—	—	—	234
Other invested assets — non-redeemable preferred stock	2	—	—	—	—	2
Other invested assets —other equity securities	303	—	—	—	—	303
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,006	4,006

Total	$2,971	$43,530	$—	$—	$4,006	$50,507

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$161,238	$(1,627)	$(23,779)	$—	$135,832

Total	$—	$161,238	$(1,627)	$(23,779)	$—	$135,832

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the six months ended June 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$186	$(585)	$—	$—	$—	$(399)
Residential mortgage-backed securities	838	(3,685)	—	—	—	(2,847)
Foreign corporate securities	107	—	—	—	—	107
Asset-backed securities	1,522	(452)	—	—	—	1,070
Commercial mortgage-backed securities	1,759	(3,992)	—	—	—	(2,233)
State and political subdivision securities	23	—	—	—	—	23
Other foreign government securities	1	—	—	—	—	1

Sub-total	4,436	(8,714)	—	—	—	(4,278)
Funds withheld at interest — embedded derivatives	—	155,147	—	—	—	155,147
Other invested assets — non-redeemable preferred stock	(1)	(3)	—	—	—	(4)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,904	4,904

Total	$4,435	$146,430	$—	$—	$4,904	$155,769

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(133,763)	$(750)	$(25,330)	$—	$(159,843)

Total	$—	$(133,763)	$(750)	$(25,330)	$—	$(159,843)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the six months ended June 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$777	$(19,855)	$—	$—	$—	$(19,078)
Residential mortgage-backed securities	439	(12,981)	—	—	—	(12,542)
Foreign corporate securities	86	(1,305)	—	—	—	(1,219)
Asset-backed securities	2,550	(20,835)	—	—	—	(18,285)
Commercial mortgage-backed securities	169	(227)	—	—	—	(58)
State and political subdivision securities	21	—	—	—	—	21
Other foreign government securities	(271)	—	—	—	—	(271)

Sub-total	3,771	(55,203)	—	—	—	(51,432)
Funds withheld at interest — embedded derivatives	—	23,912	—	—	—	23,912
Short-term investments	241	(409)	—	—	—	(168)
Other invested assets — non-redeemable preferred stock	(60)	(3,858)	—	—	—	(3,918)
Other invested assets — other equity securities	(142)	(425)	—	—	—	(567)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,499	4,499

Total	$3,810	$(35,983)	$—	$—	$4,499	$(27,674)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$196,451	$(4,956)	$(7,366)	$—	$184,129

Total	$—	$196,451	$(4,956)	$(7,366)	$—	$184,129

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

	Three months ended June 30,		Six months ended June 30,
Total revenues:	2010	2009	2010	2009
U.S.	$1,187,111	$1,109,382	$2,473,702	$2,011,658
Canada	221,256	195,743	474,027	365,547
Europe & South Africa	219,743	188,661	446,524	369,348
Asia Pacific	282,181	249,633	592,037	512,220
Corporate and Other	21,586	69,747	45,772	85,233

Total	$1,931,877	$1,813,166	$4,032,062	$3,344,006

Income (loss) before income taxes:
U.S.	$120,775	$106,226	$252,347	$119,075
Canada	33,748	25,514	52,721	41,700
Europe & South Africa	22,326	12,363	32,983	20,898
Asia Pacific	23,761	25,520	50,206	29,093
Corporate and Other	(2,538)	45,800	3,130	38,863

Total	$198,072	$215,423	$391,387	$249,629

Total Assets:	June 30, 2010	December 31, 2009
U.S.	$17,144,963	$15,569,263
Canada	3,311,028	3,026,515
Europe & South Africa	1,429,992	1,400,580
Asia Pacific	2,058,141	2,060,425
Corporate and Other	3,276,482	3,192,718

Total	$27,220,606	$25,249,501

8. Commitments and Contingent Liabilities
The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amounts of $124.4 million, $18.7 million and $8.5 million, respectively, at June 30, 2010. The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amounts of $86.6 million, $12.6 million and $7.0 million, respectively, at December 31, 2009. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships are carried at cost and included in other invested assets in the condensed consolidated balance sheets.
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
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At June 30, 2010 and December 31, 2009, there were approximately $18.0 million and $21.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company, Timberlake Financial, L.L.C., RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of June 30, 2010 and December 31, 2009, $646.8 million and $617.5 million, respectively, in letters of credit from various banks were outstanding, backing reinsurance between various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of June 30, 2010, the Company had $402.6 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is expected to be fully utilized though 2016 and then amortize to zero by 2019. As of June 30, 2010, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $335.5 million and $330.3 million as of June 30, 2010 and December 31, 2009, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of June 30, 2010, RGA’s exposure related to these guarantees was $159.3 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Income Tax
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended June 30, 2010 and 2009 are as follows (dollars in thousands):

			Unrecognized Tax Benefits
			That, If Recognized,
	Total Unrecognized		Would Affect The
	Tax Benefits		Effective Tax Rate
	2010	2009	2010	2009
Balance, beginning of year	$221,040	$206,665	$17,332	$28,106
Additions for tax positions of prior years	—	16,842	—	—
Reductions for tax positions of prior years	(42,628)	(11,572)	—	(11,572)
Additions for tax positions of current year	1,973	1,969	1,973	1,969
Reductions for tax positions of current year	—	—	—	—
Settlements with tax authorities	—	—	—	—

Balance, end of period	$180,385	$213,904	$19,305	$18,503

During the first quarter of 2010, the Company reduced its accrual for uncertain tax positions that are timing in nature and have no impact on the Company’s effective tax rate by approximately $47.7 million, including after-tax interest. The Company also increased its uncertain tax positions that would impact the effective tax rate by approximately $1.0 million. During the second quarter of 2010, the Company increased its uncertain tax positions that would impact the effective tax rate by approximately $1.0 million.
During the second quarter of 2009, the Company recognized a tax benefit of approximately $12.0 million, including after-tax interest, related to the release of an uncertain tax position. Following the evaluation of new information the Company believed this position to be highly certain.
10. Employee Benefit Plans
The components of net periodic benefit costs for the three and six months ended June 30, 2010 and 2009 were as follows (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net periodic pension benefit cost:
Service cost	$1,406	$912	$2,492	$1,824
Interest Cost	810	745	1,723	1,490
Expected return on plan assets	(803)	(547)	(1,289)	(1,095)
Amortization of prior service cost	8	8	15	15
Amortization of prior actuarial gain (loss)	(64)	124	375	249

Total	$1,357	$1,242	$3,316	$2,483

Net periodic other benefits cost:
Service cost	$149	$158	$298	$316
Interest Cost	168	160	337	319
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of prior actuarial gain (loss)	5	23	10	46

Total	$322	$341	$645	$681

The Company made pension contributions in the amount of $1.5 million during the second quarter of 2010 and expects to make total pension contributions of $2.3 million in 2010.

11. Equity Based Compensation
Equity compensation expense was $3.3 million and $2.9 million in the second quarter of 2010 and 2009, respectively, and $9.9 million and $6.5 million in the first six months of 2010 and 2009, respectively. In the first quarter of 2010, the Company granted 0.5 million stock options at $47.10 weighted average per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 10,600 shares of common stock. As of June 30, 2010, 1.8 million share options at $39.03 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 3.5 years. As of June 30, 2010, the total compensation cost of non-vested awards not yet recognized in the financial statements was $25.7 million. It is estimated that these costs will vest over a weighted average period of 2.7 years.
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
Investments
In July 2010, the FASB amended the general accounting principles for Receivables as it relates to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures about activity that occurs during the reporting period. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
13. Business Acquisition
Effective January 1, 2010, the Company completed its acquisition of ReliaStar Life Insurance Company’s U.S. and Canadian group life, accident and health reinsurance business. ReliaStar Life Insurance Company is a subsidiary of ING Groep N.V. The acquisition was structured as an indemnity coinsurance agreement and resulted in an intangible asset of $129 million, which is reported in other assets in the condensed consolidated balance sheets. The acquisition is expected to enhance the Company’s expertise and product offerings in the North American market, but is expected to contribute less than five percent to the Company’s consolidated assets, liabilities and income in 2010.

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
Overview
RGA, an insurance holding company that was formed on December 31, 1992, is primarily engaged in the life reinsurance business, which involves reinsuring life insurance policies that are often in force for the remaining lifetime of the underlying individuals insured, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders, and the exercise of recapture options by ceding companies.
The Company derives revenues primarily from renewal premiums from existing reinsurance treaties, new business premiums from existing or new reinsurance treaties, income earned on invested assets, and fees earned from financial reinsurance transactions. The Company believes that industry trends have not changed materially from those discussed in its 2009 Annual Report.
The Company’s long-term profitability primarily depends on the volume and amount of claims incurred and its ability to adequately price the risks it assumes. While claims are reasonably predictable over a period of years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. The maximum amount of individual life coverage the Company retains per life can be up to $8 million. Claims in excess of this retention amount are retroceded to retrocessionaires; however, the Company remains fully liable to the ceding company for the entire amount of risk it assumes. The Company believes its sources of liquidity are sufficient to cover potential claims payments on both a short-term and long-term basis.
The Company measures performance based on income or loss before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Additionally, Europe and South Africa operations provide reinsurance of longevity risk on payout annuities and Asia Pacific operations provide financial reinsurance. The Corporate and Other segment results include among other things, the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, investment income and expense associated with the Company’s collateral finance facility and the provision for income taxes.
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
Results of Operations
Consolidated
Consolidated income before income taxes decreased $17.4 million, or 8.1%, and increased $141.8 million, or 56.8%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The decrease in the second quarter is primarily due to the recognition of a gain on the repurchase of long-term debt of $38.9 million, recorded in other revenues in 2009, offset in part by a decrease in investment impairments and increased net premiums. The increase for the first six months is primarily due to a decrease in investment impairments and a favorable change in the value of embedded derivatives within the U.S. segment due to the impact of tightening credit spreads in the U.S. debt markets. Also contributing to the favorable results for the first six months were increased net premiums and investment income, partially offset by the gain on the repurchase of long-term debt in 2009. Foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $5.7 million and $16.5 million for the second quarter and first six months of 2010, respectively, as compared to the same periods in 2009.
The Company recognizes in consolidated income, changes in the value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, affected income before income taxes unfavorably by $10.4 million in the second quarter and favorably by $28.3 million for the first six months of 2010, respectively, as compared to the same periods in 2009. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, adversely affected income before income taxes by $7.5 million and $4.3 million in the second quarter and first six months of 2010, respectively, as compared to the same periods in 2009. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, affected income before income taxes favorably by $7.9 million and $42.5 million in the second quarter and first six months of 2010, respectively, as compared to the same periods in 2009.

The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease of approximately $10.0 million and an increase of approximately $66.5 million in consolidated income before income taxes in the second quarter and first six months of 2010, respectively, as compared to the same periods in 2009. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Consolidated net premiums increased $206.8 million, or 15.0%, and $489.3 million, or 18.0%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to growth in life reinsurance in force and the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. Foreign currency fluctuations favorably affected net premiums by approximately $40.4 million and $144.4 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Consolidated assumed insurance in force increased to $2,367.3 billion as of June 30, 2010 from $2,219.3 billion as of June 30, 2009 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $90.4 billion and $61.4 billion during the second quarter of 2010 and 2009, respectively, and $169.2 billion and $146.6 billion during the first six months of 2010 and 2009, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, increased $7.0 million, or 2.5%, and $88.1 million, or 17.3%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to a larger average invested asset base offset by lower effective investment portfolio yields. The increase in the second quarter was largely offset by a $26.1 million decrease from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in a negligible effect on net income. Average invested assets at amortized cost at June 30, 2010 totaled $15.1 billion, an 18.9% increase over June 30, 2009. The average yield earned on investments, excluding funds withheld, decreased to 5.51%, for the second quarter of 2010 from 5.79% for the second quarter of 2009. The average yield earned on investments, excluding funds withheld, decreased to 5.67% for the first six months of 2010 from 5.70% for the first six months of 2009. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments.
Total investment related gains (losses), net reflect an unfavorable change of $55.2 million and a favorable change of $148.3 million, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The unfavorable change for the second quarter was primarily due to unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $302.2 million and reinsurance treaties written on a modified coinsurance or funds withheld basis of $31.8 million, largely offset by an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $263.1 million and a decrease in investment impairments, net of non-credit related adjustments, of $17.2 million. The improvement for the first six months is primarily due to an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $277.6 million, favorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $131.2 million, a decrease in investment impairments, net of non-credit related adjustments, of $46.6 million, largely offset by unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $330.2 million. See Note 4 – “Investments” and Note 5 – “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The effective tax rate on a consolidated basis was 35.9% and 28.9% for the second quarter of 2010 and 2009, respectively, and 36.3% and 29.3% for the first six months of 2010 and 2009, respectively. The second quarter and first six months of 2010 effective tax rates were affected by the expiration of the active financing exception tax rules on December 31, 2009. Since the U.S. Congress did not pass an extender package by June 30, 2010, the Company reflected an additional tax provision for the second quarter and first six months of 2010 of approximately $5.0 million and $9.9 million, respectively. It is possible that the U.S. Congress will pass the extender package during 2010, at which time the Company would reverse these accruals. The 2009 effective tax rates were affected by the reduction of an account liability for a previously uncertain tax position and by the earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate.

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
Liabilities for Future Policy Benefits and Other Policy Liabilities
Liabilities for future policy benefits under long-term life insurance policies (policy reserves) are computed based upon expected investment yields, mortality and withdrawal (lapse) rates, and other assumptions, including a provision for adverse deviation from expected claim levels. The Company primarily relies on its own valuation and administration systems to establish policy reserves. The policy reserves established by the Company may differ from those established by the ceding companies due to the use of different mortality and other assumptions. However, the Company relies upon its ceding company clients to provide accurate data, including policy-level information, premiums and claims, which is the primary information used to establish reserves. The Company’s administration departments work directly with its clients to help ensure information is submitted by them in accordance with the reinsurance contracts. Additionally, the Company performs periodic audits of the information provided by ceding companies. The Company establishes reserves for processing backlogs with a goal of clearing all backlogs within a ninety-day period. The backlogs are usually due to data errors the Company discovers or computer file compatibility issues, since much of the data reported to the Company is in electronic format and is uploaded to its computer systems.
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
The valuation of the various embedded derivatives requires complex calculations based on actuarial and capital market inputs assumptions related to estimates of future cash flows. Such assumptions include, but are not limited to, equity market performance, equity market volatility, interest rates, credit spreads, benefits and related contract charges, mortality, lapses, withdrawals, benefit selections and non-performance risk. These assumptions have a significant impact on the value of the embedded derivatives. For example, independent future decreases in equity market returns, future decreases in interest rates and future increases in equity market volatilities would increase the value of the embedded liability derivative associated with guaranteed minimum withdrawal benefits on variable annuities, resulting in an increase in investment related losses. See “Market Risk” disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
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

For the three months ended June 30, 2010		Non-Traditional
			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$933,162	$3,128	$—	$936,290
Investment income, net of related expenses	120,782	82,961	107	203,850
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(930)	(16)	—	(946)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	(59)	—	561
Other investment related gains (losses), net	3,031	16,381	(10)	19,402

Total investment related gains (losses), net	2,721	16,306	(10)	19,017
Other revenues	190	21,944	5,820	27,954

Total revenues	1,056,855	124,339	5,917	1,187,111

Benefits and expenses:
Claims and other policy benefits	788,956	2,850	—	791,806
Interest credited	16,312	62,858	—	79,170
Policy acquisition costs and other insurance expenses	134,470	38,656	580	173,706
Other operating expenses	18,303	2,414	937	21,654

Total benefits and expenses	958,041	106,778	1,517	1,066,336

Income before income taxes	$98,814	$17,561	$4,400	$120,775

		Non-Traditional
For the three months ended June 30, 2009			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$807,181	$1,639	$—	$808,820
Investment income (loss), net of related expenses	104,616	105,167	(99)	209,684
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(29,384)	(1,935)	(69)	(31,388)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	13,344	1,044	31	14,419
Other investment related gains (losses), net	(894)	86,665	76	85,847

Total investment related gains (losses), net	(16,934)	85,774	38	68,878
Other revenues	920	16,962	4,118	22,000

Total revenues	895,783	209,542	4,057	1,109,382

Benefits and expenses:
Claims and other policy benefits	668,870	(341)	—	668,529
Interest credited	15,701	57,169	—	72,870
Policy acquisition costs and other insurance expenses	115,325	130,504	262	246,091
Other operating expenses	12,600	2,265	801	15,666

Total benefits and expenses	812,496	189,597	1,063	1,003,156

Income before income taxes	$83,287	$19,945	$2,994	$106,226

		Non-Traditional
For the six months ended June 30, 2010			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$1,836,123	$15,005	$—	$1,851,128
Investment income, net of related expenses	234,243	179,328	56	413,627
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(930)	(45)	—	(975)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	(565)	—	55
Other investment related gains (losses), net	5,879	149,512	(19)	155,372

Total investment related gains (losses), net	5,569	148,902	(19)	154,452
Other revenues	788	42,837	10,870	54,495

Total revenues	2,076,723	386,072	10,907	2,473,702

Benefits and expenses:
Claims and other policy benefits	1,578,731	12,460	—	1,591,191
Interest credited	32,948	103,142	—	136,090
Policy acquisition costs and other insurance expenses	263,243	182,744	1,106	447,093
Other operating expenses	39,162	5,603	2,216	46,981

Total benefits and expenses	1,914,084	303,949	3,322	2,221,355

Income before income taxes	$162,639	$82,123	$7,585	$252,347

		Non-Traditional
For the six months ended June 30, 2009			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$1,593,929	$3,348	$—	$1,597,277
Investment income (loss), net of related expenses	207,177	160,994	(164)	368,007
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(51,949)	(5,787)	(129)	(57,865)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	13,344	1,044	31	14,419
Other investment related gains (losses), net	(16,557)	61,945	168	45,556

Total investment related gains (losses), net	(55,162)	57,202	70	2,110
Other revenues	1,490	32,085	10,689	44,264

Total revenues	1,747,434	253,629	10,595	2,011,658

Benefits and expenses:
Claims and other policy benefits	1,364,802	933	—	1,365,735
Interest credited	30,934	78,797	—	109,731
Policy acquisition costs and other insurance expenses	206,858	175,813	600	383,271
Other operating expenses	27,203	5,163	1,480	33,846

Total benefits and expenses	1,629,797	260,706	2,080	1,892,583

Income (loss) before income taxes	$117,637	$(7,077)	$8,515	$119,075

Income before income taxes for the U.S. operations segment increased by $14.5 million and $133.3 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase in income before income taxes for the second quarter and first six months of 2010 is primarily due to an increase in investment related gains attributed to the change in fair value of the guaranteed minimum benefits, after allowing for changes in free standing derivatives associated with variable annuities. Also contributing to the increase in income was the acquisition of the Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. Offsetting these somewhat was unfavorable mortality experience in 2010 within the U.S. Traditional sub-segment. Furthermore, changes in credit spreads on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis unfavorably affected the second quarter and favorably affected the first six months of income as compared to the same periods in 2009. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivatives, and therefore, an increase or decrease in investment related gains or losses, respectively. In addition, the increase in income for the first six months of 2010 reflects a decrease in investment impairments and an increase in investment income compared to the same period in 2009. See the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis for additional information on impairment losses.
Traditional Reinsurance
The U.S. Traditional sub-segment provides life reinsurance to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $44.1 billion and $25.8 billion during the second quarters, and $84.7 billion and $61.3 billion during the first six months of 2010 and 2009, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment increased by $15.5 million and $45.0 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase in the second quarter and first six months was primarily due to increases in net investment related gains of $19.7 million and $60.7 million, respectively, and income generated from the newly acquired group life and health business as compared to the same periods in 2009. Offsetting this somewhat was a slightly unfavorable mortality experience, compared to a slightly favorable experience in the second quarter of 2009.
Net premiums for the U.S. Traditional sub-segment increased $126.0 million, or 15.6%, and $242.2 million, or 15.2% for the three and six months ended June 30, 2010, as compared to the same periods in 2009. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force. Most notably was the acquisition of ReliaStar Life Insurance Company’s group life and health reinsurance business, which contributed $68.5 million and $139.1 million of premium, primarily group health, in the second quarter and first six months of 2010, respectively. At June 30, 2010, total face amount of life insurance for the U.S. Traditional sub-segment was $1,328.9 billion compared to $1,275.2 billion at June 30, 2009.
Net investment income increased $16.2 million, or 15.5%, and $27.1 million, or 13.1%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to growth in the invested asset base. Investment related gains increased $19.7 million and $60.7 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase in investment related gains year over year was largely due to a higher level of investment impairments recognized in 2009, combined with higher investment related gains.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 84.5% and 82.9% for the second quarter of 2010 and 2009, respectively, and 86.0% and 85.6% for the six months ended June 30, 2010 and 2009, respectively. The increase in the percentages for both the second quarter and year to date was primarily due to the increased volume and severity of large claims received. Although reasonably predictable over a period of years, death claims can be volatile over short-term periods.
Interest credited expense increased $0.6 million, or 3.9%, and $2.0 million, or 6.5%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. These increases were driven by a treaty with a minor increase in asset base and a constant credited loan rate of 5.6%. Also contributing to the increases was the addition of a new treaty in 2010. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 14.4% and 14.3% for the second quarter of 2010 and 2009, respectively, and 14.3% and 13.0% for the six ended June 30, 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $5.7 million, or 45.3%, and $12.0 million, or 44.0%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Other operating expenses as a percentage of net premiums were 2.0% and 1.6% for the second quarter of 2010 and 2009, respectively, and 2.1% and 1.7% for the six months ended June 30, 2010 and 2009, respectively. The increase in expenses is primarily due to the acquisition of ReliaStar Life Insurance Company’s group life and health reinsurance business.
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

	For the three months ended		For the six months ended
(dollars in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Total revenues	$124,339	$209,542	$386,072	$253,629
Less:
Embedded derivatives – Modco/Funds withheld treaties	32,512	64,337	155,147	23,912
Guaranteed minimum benefit riders and related free standing derivatives	(16,828)	22,263	(7,451)	45,168

Revenues before certain derivatives	108,655	122,942	238,376	184,549

Benefits and expenses:
Total benefits and expenses	106,778	189,597	303,949	260,706
Less:
Embedded derivatives – Modco/Funds withheld treaties	25,391	46,787	110,057	7,119
Guaranteed minimum benefit riders and related free standing derivatives	(10,831)	37,939	(6,151)	76,331
Equity-indexed annuities	4,616	(2,874)	(932)	(5,221)

Benefits and expenses before certain derivatives	87,602	107,745	200,975	182,477

Income (loss) before income taxes:
Income (loss) before income taxes	17,561	19,945	82,123	(7,077)
Less:
Embedded derivatives – Modco/Funds withheld treaties	7,121	17,550	45,090	16,793
Guaranteed minimum benefit riders and related free standing derivatives	(5,997)	(15,676)	(1,300)	(31,163)
Equity-indexed annuities	(4,616)	2,874	932	5,221

Income before income taxes and certain derivatives	21,053	15,197	37,401	2,072

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
In the second quarter of 2010, the change in fair value of the embedded derivative increased revenues by $32.5 million and related deferred acquisition expenses increased benefits and expenses by $25.4 million, for a net positive pre-tax income impact of $7.1 million, primarily due to a decrease in investment credit spreads. During the second quarter of 2009, the change in fair value of the embedded derivative increased revenues by $64.3 million and related deferred acquisition expenses increased benefits and expenses by $46.8 million, for a net positive pre-tax income impact of $17.6 million, primarily due to a decrease in investment credit spreads. In the first six months of 2010, the change in fair value of the embedded derivative increased revenues by $155.1 million and related deferred acquisition expenses increased benefits and expenses by $110.1 million, for a positive pre-tax income impact of $45.1 million, primarily due to a decrease in investment credit spreads. During the first six months of 2009, the change in fair value of the embedded derivative increased revenues by $23.9 million and related deferred acquisition expenses increased benefits and expenses by $7.1 million, for a positive pre-tax income impact of $16.8 million, primarily due to a decrease in investment credit spreads.
Guaranteed Minimum Benefit Riders- Represents the impact related to guaranteed minimum benefits associated with variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives designed to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. In the second quarter of 2010, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $16.8 million and related deferred acquisition expenses reduced benefits and expenses by $10.8 million for a negative pre-tax income impact of $6.0 million. In the second quarter of 2009, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments increased revenues by $22.3 million and related deferred acquisition expenses increased benefits and expenses by $37.9 million for a negative pre-tax income impact of $15.7 million. In the first six months of 2010, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, reduced revenues by $7.5 million and related deferred acquisition expenses reduced benefits and expenses by $6.2 million for a negative pre-tax income impact of $1.3 million. In the first six months of 2009, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments increased revenues by $45.2 million and related deferred acquisition expenses increased benefits and expenses by $76.3 million for a negative pre-tax income impact of $31.2 million.

Equity-Indexed Annuities- Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the second quarter of 2010 and 2009, benefits and expenses increased $4.6 million and decreased $2.9 million, respectively. In the first six months of 2010 and 2009, benefits and expenses decreased $0.9 million and $5.2 million, respectively.
The changes in derivatives discussed above do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Fluctuations occur period to period primarily due to changing investment conditions including, but not limited to, interest rate movements (including risk-free rates and credit spreads), implied volatility and equity market performance, all of which are factors in the calculations of fair value. Therefore, management believes it is helpful to distinguish between the effects of changes in these derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $5.9 million and $35.3 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. Also contributing to the positive variance was an increase in capital gains in both the funds withheld and coinsurance portfolios. These investment gains increased approximately $3.0 million and $17.1 million, before deferred acquisition costs, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Higher fee income earned on the variable annuity transactions also contributed to the increased income in 2010.
Revenue before certain derivatives decreased by $14.3 million and increased by $53.8 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009. These variances were driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense. Also affecting revenue were capital gains in both the funds withheld and coinsurance portfolios which increased approximately $3.0 million and $17.1 million, before deferred acquisition costs, for the three and six months ended June 30, 2010, as compared to the same periods in 2009.
The average invested asset base supporting this sub-segment increased to $5.6 billion in the second quarter of 2010 from $5.0 billion in the second quarter of 2009. The growth in the asset base was driven primarily by new business written on existing equity-indexed treaties. As of June 30, 2010, $3.9 billion of the invested assets were funds withheld at interest, of which 93.8% is associated with one client.
Benefits and expenses before certain derivatives decreased by $20.1 million and increased by $18.5 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009, primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. These changes were mostly offset by corresponding changes in investment income.
Financial Reinsurance
U.S. Financial Reinsurance sub-segment income consists primarily of net fees earned on financial reinsurance transactions. The majority of the financial reinsurance risks are retroceded to other insurance companies or brokered business in which the Company does not participate in the assumption of risk. The fees earned from financial reinsurance contracts and brokered business are reflected in other revenues, and the fees paid to retrocessionaires are reflected in policy acquisition costs and other insurance expenses.
Income before income taxes increased $1.4 million, or 47.0%, and decreased $0.9 million, or 10.9% for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase in the three months ended June 30, 2010 was attributed to new treaties effective at the end of 2009. The decrease in the first six months of 2010 was primarily related to the absence of a one-time fee received at inception of a new treaty signed in 2009. At June 30, 2010 and 2009, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1,121.7 million and $744.7 million, respectively. These pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Net premiums	$177,079	$154,862	$385,729	$292,918
Investment income, net of related expenses	42,206	32,115	82,434	62,475
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(44)	—	(76)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	20	—	20
Other investment related gains (losses), net	1,730	9,408	5,580	9,131

Total investment related gains (losses), net	1,730	9,384	5,580	9,075
Other revenues	241	(618)	284	1,079

Total revenues	221,256	195,743	474,027	365,547

Benefits and expenses:
Claims and other policy benefits	145,250	128,312	317,766	243,947
Interest credited	—	27	—	75
Policy acquisition costs and other insurance expenses	35,264	36,367	89,705	69,434
Other operating expenses	6,994	5,523	13,835	10,391

Total benefits and expenses	187,508	170,229	421,306	323,847

Income before income taxes	$33,748	$25,514	$52,721	$41,700

Income before income taxes increased $8.2 million, or 32.3%, and $11.0 million, or 26.4%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. A stronger Canadian dollar resulted in an increase in income before income taxes of approximately $4.5 million and $6.4 million in the second quarter and first six months of 2010, respectively. In addition, the increase in income in the second quarter and first six months of 2010 is due to somewhat favorable mortality experience compared to 2009, offset by a decrease in net investment related gains.
Net premiums increased $22.2 million, or 14.3%, and $92.8 million, or 31.7%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Creditor premiums, excluding foreign exchange impact, decreased by $14.6 million and increased by $12.5 million in the second quarter and first six months of 2010, respectively. Creditor and group life and health premiums represented 14.8% and 31.2% of net premiums for the second quarter of 2010 and 2009, respectively, and 28.8% and 30.1% for the first six months of 2010 and 2009, respectively. In addition, a stronger Canadian dollar contributed to an increase in net premiums of approximately $20.7 million and $54.2 million in the second quarter and first six months of 2010 compared to 2009. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $10.1 million, or 31.4%, and $20.0 million, or 31.9%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. A stronger Canadian dollar resulted in an increase in net investment income of approximately $5.0 million and $9.6 million in the second quarter and first six months of 2010 compared to 2009. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was primarily the result of an increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 82.0% and 82.9% for the second quarter of 2010 and 2009, respectively, and 82.4% and 83.3% for the six months ended June 30, 2010 and 2009, respectively. The loss ratios on creditor reinsurance business are normally lower than traditional reinsurance, while allowances are normally higher as a percentage of premiums. Loss ratios for creditor business were 40.6% and 44.1% for the second quarter of 2010 and 2009, respectively, and 41.0% and 42.8% for the six months ended June 30, 2010 and 2009, respectively. Excluding creditor business, the loss ratios for this segment were 91.9% and 98.6% for the second quarter of 2010 and 2009, respectively, and 99.0% for both six month periods ended June 30, 2010 and 2009. The lower loss ratio in the second quarter of 2010 is primarily the result of favorable mortality experience compared to adverse mortality experience in the prior-year period. Claims and other policy benefits, as a percentage of net premiums and investment income were 66.2% and 68.6% in the second quarter of 2010 and 2009, respectively, and 67.9% and 68.6% for the six months ended June 30, 2010 and 2009, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 19.9% and 23.5% for the second quarter of 2010 and 2009, respectively, and 23.3% and 23.7% for the six months ended June 30, 2010 and 2009, respectively. Policy and acquisition costs and other insurance expenses as a percentage of net premiums for creditor business were 55.7% and 51.5% for the second quarter of 2010 and 2009, respectively, and 52.3% and 52.9% for the six months ended June 30, 2010 and 2009, respectively. Excluding foreign exchange and creditor business, policy acquisition costs and other insurance expenses as a percentage of net premiums were 11.5% and 12.1% for the second quarter of 2010 and 2009, respectively, and 11.6% and 12.4% for the six months ended June 30, 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $1.5 million, or 26.6%, and $3.4 million, or 33.1%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. A stronger Canadian dollar contributed approximately $0.7 million and $1.6 million to the increase in operating expenses in the second quarter and first six months of 2010, respectively. Other operating expenses as a percentage of net premiums were 3.9% and 3.6% for the second quarter of 2010 and 2009, respectively, and 3.6% and 3.5% for the six months ended June 30, 2010 and 2009, respectively.
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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Net premiums	$209,919	$180,017	$427,571	$353,273
Investment income, net of related expenses	8,369	8,120	16,201	14,869
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(1,094)	—	(1,857)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	496	—	496
Other investment related gains (losses), net	1,347	584	1,806	1,769

Total investment related gains (losses), net	1,347	(14)	1,806	408
Other revenues	108	538	946	798

Total revenues	219,743	188,661	446,524	369,348

Benefits and expenses:
Claims and other policy benefits	165,827	147,018	345,843	291,236
Policy acquisition costs and other insurance expenses	10,273	10,369	23,671	21,186
Other operating expenses	21,317	18,911	44,027	36,028

Total benefits and expenses	197,417	176,298	413,541	348,450

Income before income taxes	$22,326	$12,363	$32,983	$20,898

Income before income taxes increased $10.0 million, or 80.6% and $12.1 million, or 57.8%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase in income before income taxes for the second quarter and first six months was primarily due to favorable claims experience, mainly in the UK. Unfavorable foreign currency exchange fluctuations contributed to a decrease to income before income taxes totaling approximately $1.2 million and $0.8 million for the second quarter and first six months of 2010, respectively.
Net premiums increased $29.9 million, or 16.6%, and $74.3 million, or 21.0%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Unfavorable foreign currency exchange fluctuations, particularly related to the British pound and the euro, decreased net premiums by approximately $6.2 million in the second quarter of 2010 compared to 2009. For the six months ended June 30, 2010 as compared to the same period in 2009, favorable foreign currency exchange fluctuations, particularly with the British pound and South African rand, increased net premiums by approximately $14.0 million. In addition, net premiums increased as a result of new business from both new and existing treaties including an increase for the second quarter and first six months of 2010 of $26.9 million and $14.9 million, respectively, associated with reinsurance of longevity risk in the UK.
A significant portion of the net premiums relates to critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $52.8 million and $52.7 million in the second quarter of 2010 and 2009, respectively, and $108.6 million and $99.0 million for the six months ended June 30, 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $0.2 million, or 3.1%, and $1.3 million, or 9.0%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. These increases can be primarily attributed to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations.
Loss ratios were 79.0% and 81.7% for the second quarter of 2010 and 2009, respectively, and 80.9% and 82.4% for the six months ended June 30, 2010 and 2009, respectively. The decreases were due to favorable claims experience, primarily in the UK in 2010, and unfavorable claims experience in 2009. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 4.9% and 5.8% for the second quarter of 2010 and 2009, respectively, and 5.5% and 6.0% for the six months ended June 30, 2010 and 2009, respectively. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $2.4 million, or 12.7%, and $8.0 million, or 22.2%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Other operating expenses as a percentage of net premiums totaled 10.2% and 10.5% for the second quarter of 2010 and 2009, respectively, and 10.3% and 10.2% for the six months ended June 30, 2010 and 2009, respectively. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Net premiums	$256,878	$229,430	$542,696	$473,158
Investment income, net of related expenses	17,249	14,877	34,513	27,574
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(2,029)	—	(3,951)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	832	—	832
Other investment related gains (losses), net	1,926	2,052	2,513	407

Total investment related gains (losses), net	1,926	855	2,513	(2,712)
Other revenues	6,128	4,471	12,315	14,200

Total revenues	282,181	249,633	592,037	512,220

Benefits and expenses:
Claims and other policy benefits	204,494	179,556	427,590	391,970
Policy acquisition costs and other insurance expenses	31,661	26,526	69,591	56,955
Other operating expenses	22,265	18,031	44,650	34,202

Total benefits and expenses	258,420	224,113	541,831	483,127

Income before income taxes	$23,761	$25,520	$50,206	$29,093

Income before income taxes decreased $1.8 million, or 6.9%, and increased $21.1 million, or 72.6%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The decrease in income before income taxes for the second quarter is primarily due to favorable segment wide mortality experience in the prior year. The increase in the first six months of 2010 is primarily due to an increase in premiums in all markets within the segment except Korea and Japan, compared to the same period in 2009. Foreign currency exchange fluctuations resulted in increases to income before income taxes totaling approximately $2.5 million and $6.1 million for the second quarter and first six months of 2010, respectively.
Net premiums increased $27.4 million, or 12.0%, and $69.5 million, or 14.7%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Premiums in the second quarter of 2010 increased by $34.7 million, collectively, in Australia, New Zealand, Hong Kong, Southeast Asia and Taiwan and were partially offset by decreased premiums of $7.8 million in Korea, as compared to the same period in 2009. Premiums in the first six months of 2010 increased by $76.5 million, collectively, in Australia, New Zealand, Hong Kong, Southeast Asia and Taiwan and were partially offset by decreased premiums of $7.2 million in Japan and Korea, as compared to the same period in 2009.
Foreign currencies in certain significant markets, particularly the Australian dollar, New Zealand dollar, Korean won and Japanese yen, have strengthened against the U.S. dollar during 2010 compared to 2009. The overall effect of changes in Asia Pacific segment currencies was an increase in net premiums of approximately $25.9 million and $76.2 million for the second quarter and first six months of 2010, respectively.
A portion of the net premiums relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $48.5 million and $29.2 million in the second quarter of 2010 and 2009, respectively and $87.9 million and $83.4 million for the first six months of 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $2.4 million, or 15.9%, and $6.9 million, or 25.2%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. These increases were primarily related to growth in the invested asset base. Also contributing to the increases were favorable changes in foreign currency exchange fluctuations of $1.3 million and $2.9 million in the second quarter and first six months of 2010, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased $1.7 million, or 37.1%, and decreased $1.9 million, or 13.3%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The primary source of other revenues is fees from financial reinsurance treaties in Japan. The decrease in the first six months of 2010 was primarily related to the absence of a fee received at inception of a new treaty signed in the first quarter of 2009. At June 30, 2010 and 2009, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $392.5 million and $516.2 million, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 79.6% and 78.3% for the second quarter of 2010 and 2009, respectively, and 78.8% and 82.8% for the six months ended June 30, 2010 and 2009, respectively. The increase in the loss ratio for the second quarter of 2010 was primarily attributable to an increase in claims and other policy benefits in Australia and Southeast Asia when compared to the more favorable results for the same period in 2009. Offsetting the increase in the second quarter of 2010 loss ratio were lower claims and other policy benefits in New Zealand and Korea compared to the same period in 2009. The decrease in the loss ratio for the first six months of 2010 is primarily attributable to lower claims and other policy benefits in New Zealand and Hong Kong compared to the same period in 2009. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 12.3% and 11.6% for the second quarter of 2010 and 2009, respectively, and 12.8% and 12.0% for the six months ended June 30, 2010 and 2009, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $4.2 million, or 23.5%, and $10.4 million, or 30.5%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Other operating expenses as a percentage of net premiums totaled 8.7% and 7.9% for the second quarter of 2010 and 2009, respectively and 8.2% and 7.2% for the six months ended June 30, 2010 and 2009, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over time.
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

(dollars in thousands)	For the three months ended		For the six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Net premiums	$1,851	$2,052	$3,357	$4,602
Investment income, net of related expenses	19,997	19,840	49,154	34,907
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,543)	(2,387)	(9,944)	(7,588)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(700)	368	2,150	368
Other investment related gains (losses), net	2,215	1,104	(2,380)	4,265

Total investment related gains (losses), net	(1,028)	(915)	(10,174)	(2,955)
Other revenues	766	48,770	3,435	48,679

Total revenues	21,586	69,747	45,772	85,233

Benefits and expenses:
Claims and other policy benefits	(138)	281	29	552
Interest credited	(1)	—	13	—
Policy acquisition costs and other insurance expenses	(13,755)	(10,950)	(26,609)	(23,642)
Other operating expenses	10,917	12,964	24,853	23,377
Interest expenses	25,141	19,595	40,590	41,712
Collateral finance facility expense	1,960	2,057	3,766	4,371

Total benefits and expenses	24,124	23,947	42,642	46,370

Income (loss) before income taxes	$(2,538)	$45,800	$3,130	$38,863

Income before income taxes decreased $48.3 million and $35.7 million, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The decrease for the second quarter was primarily due to the absence of the recognition of a gain on the repurchase of long-term debt of $38.9 million and a $4.8 million foreign exchange gain on the repayment of debt, recorded in other revenues in 2009. The decrease for the first six months is primarily due to the absence of the gains from the debt repurchase and repayment partially offset by a $14.2 million increase in investment income.
Total revenues decreased $48.2 million and $39.5 million, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. These decreases were largely due to decreases in other revenues associated with the absence in 2010 of gains from the debt repurchase and repayment, as described above. The decrease for the first six months was partially offset by an increase in investment income largely due to an increase in invested assets, related to the issuance of $400.0 million of senior notes in the fourth quarter of 2009.
Total benefits and expenses increased $0.2 million, or 0.7%, and decreased by $3.7 million, or 8.0%, for the three and six months ended June 30, 2010, as compared to the same periods in 2009. The increase for the second quarter was primarily due to increased interest expense on the aforementioned senior notes issued in 2009 offset by lower operating expenses and decreased policy acquisition costs and other insurance expenses. The decrease for the first six months was primarily due to decreased interest expense related to lower interest provisions for income taxes related to an uncertain tax position partially offset by increased interest expense on the aforementioned senior notes issued in 2009. In addition, policy acquisition costs and other insurance expenses were lower in 2010, primarily due to increased charges to the operating segments for the use of capital.
Liquidity and Capital Resources
Current Market Environment
The U.S. and global financial markets have improved significantly since the second quarter of 2009. Throughout the first six months of 2009, the capital and credit markets experienced volatility and disruption. This environment was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, credit defaults, consolidations and government interventions.
Results of operations in the first six months of 2010 reflect a favorable change in the value of embedded derivatives as credit spreads tightened significantly since the second quarter of 2009. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $1,063.6 million at June 30, 2009 to $386.7 million at June 30, 2010. Likewise, gross unrealized gains have also improved.
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
The Holding Company
RGA is a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of its operating companies, dividends paid to shareholders and interest payments on indebtedness. The primary sources of RGA’s liquidity include proceeds from capital raising efforts, interest income on undeployed corporate investments, interest income received on surplus notes with two operating subsidiaries, and dividends from operating subsidiaries. As the Company continues its expansion efforts, RGA will continue to be dependent on these sources of liquidity.
The Company believes that it has sufficient liquidity to fund its cash needs under various scenarios that include the potential risk of early recapture of reinsurance treaties and higher than expected death claims. Historically, the Company has generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, the Company has multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, secured borrowings, the ability to issue long-term debt, capital securities or common equity and, if necessary, the sale of invested assets.

Cash Flows
The Company’s net cash flows provided by operating activities for the six months ended June 30, 2010 and 2009 were $1,035.2 million and $539.2 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $496.0 million net increase in operating cash flows during the six months of 2010 compared to the same period in 2009 was primarily a result of cash inflows related to premiums and investment income increasing and cash outflows related to claims, acquisition costs, income taxes and other operating expenses decreasing. Cash from premiums and investment income increased $475.6 million and $79.3 million, respectively, and was offset by higher cash outlays of $58.9 million for the current six month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was $877.0 million and $707.1 million, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash used in financing activities for the six months ended June 30, 2010 and 2009 was $107.4 million and $300.8 million, respectively. The decrease in cash used in financing activities was primarily due to a $216.2 million increase in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives.
Debt and Preferred Securities
As of June 30, 2010 and December 31, 2009, the Company had $1,216.2 million and $1,216.1 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities, including a syndicated credit facility with an overall capacity of $750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of June 30, 2010, the Company had no cash borrowings outstanding and $402.6 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2012, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balances as of June 30, 2010.
As of June 30, 2010, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.38%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $621.7 million and $633.1 million at June 30, 2010 and December 31, 2009, respectively. The decrease in the Company’s liquidity position from December 31, 2009 is primarily due to the timing of investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at June 30, 2010 or December 31, 2009. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no agreements outstanding at June 30, 2010 or December 31, 2009.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million in common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, but had no outstanding traditional funding agreements with the FHLB at June 30, 2010 and December 31, 2009.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million and $399.3 million at June 30, 2010 and December 31, 2009, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.
Investments
The Company had total cash and invested assets of $21.6 billion and $19.7 billion at June 30, 2010 and December 31, 2009, respectively, as illustrated below (dollars in thousands):

	June 30, 2010	December 31, 2009
Fixed maturity securities, available-for-sale	$13,077,607	$11,763,358
Mortgage loans on real estate	838,827	791,668
Policy loans	1,173,016	1,136,564
Funds withheld at interest	5,257,929	4,895,356
Short-term investments	63,962	121,060
Other invested assets	637,827	516,086
Cash and cash equivalents	557,756	512,027

Total cash and invested assets	$21,606,924	$19,736,119

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

	Three months ended June 30,			Six months ended June 30,
	2010	2009	Increase/ (Decrease)	2010	2009	Increase/ (Decrease)
Average invested assets at amortized cost	$15,432,369	$12,976,510	18.9%	$15,141,511	$12,737,497	18.9%

Net investment income	208,303	183,823	13.3%	423,598	358,123	18.3%

Investment yield (ratio of net investment income to average invested assets)	5.51%	5.79%	(28) bps	5.67%	5.70%	(3) bps

Investment yield decreased for the three months ended June 30, 2010 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. Based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets. The duration of the Canadian portfolio exceeds twenty years. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. See Note 4 – “Investments” in the Notes to Consolidated Financial Statements of the 2009 Annual Report for additional information regarding the Company’s investments.
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of June 30, 2010 and December 31, 2009 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
June 30, 2010:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$4,269,575	$309,130	$118,585	$4,460,120	34.1%	$—
Canadian and Canadian provincial governments	2,032,471	489,262	6,312	2,515,421	19.2	—
Residential mortgage-backed securities	1,554,585	57,289	38,514	1,573,360	12.0	(3,227)
Foreign corporate securities	1,895,573	113,455	19,097	1,989,931	15.2	—
Asset-backed securities	496,652	14,093	61,122	449,623	3.5	(3,404)
Commercial mortgage-backed securities	1,229,237	56,477	118,777	1,166,937	8.9	(12,114)
U.S. government and agencies	443,024	25,546	—	468,570	3.6	—
State and political subdivisions	106,978	404	9,295	98,087	0.8	—
Other foreign government securities	353,543	6,231	4,216	355,558	2.7	—

Total fixed maturity securities	$12,381,638	$1,071,887	$375,918	$13,077,607	100.0%	$(18,745)

Non-redeemable preferred stock	$111,566	$2,574	$9,550	$104,590	63.1%
Other equity securities	54,800	7,638	1,185	61,253	36.9

Total equity securities	$166,366	$10,212	$10,735	$165,843	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
December 31, 2009:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

The Company’s fixed maturity securities are invested primarily in U.S. and foreign corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of June 30, 2010 and December 31, 2009, approximately 94.7% and 94.8%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade.
Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 49.3% of fixed maturity securities as of June 30, 2010, compared to 45.9% at December 31, 2009. The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

		Estimated		Average Credit
June 30, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,510,575	$1,510,087	23.4%	A-
Industrial	2,102,396	2,247,318	34.8	BBB+
Foreign (1)	1,895,573	1,989,931	30.9	A+
Utility	652,785	698,450	10.8	BBB+
Other	3,819	4,265	0.1	A+

Total	$6,165,148	$6,450,051	100.0%	A-

		Estimated		Average Credit
December 31, 2009:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at June 30, 2010 and December 31, 2009 was as follows (dollars in thousands):

		June 30, 2010			December 31, 2009
NAIC	Rating Agency		Estimated			Estimated
Designation	Designation	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
1	AAA/AA/A	$8,908,058	$9,593,357	73.4%	$8,457,812	$8,716,920	74.1%
2	BBB	2,639,071	2,783,867	21.3	2,401,885	2,433,144	20.7
3	BB	479,755	424,060	3.2	455,539	381,242	3.3
4	B	255,530	192,244	1.5	210,252	145,206	1.2
5	CCC and lower	80,415	65,496	0.5	75,486	70,165	0.6
6	In or near default	18,809	18,583	0.1	15,983	16,681	0.1

	Total	$12,381,638	$13,077,607	100.0%	$11,616,957	$11,763,358	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Residential mortgage-backed securities:
Agency	$726,078	$770,690	$771,787	$797,354
Non-agency	828,507	802,670	722,234	659,190

Total residential mortgage-backed securities	1,554,585	1,573,360	1,494,021	1,456,544
Commercial mortgage-backed securities	1,229,237	1,166,937	1,177,621	1,028,864
Asset-backed securities	496,652	449,623	522,760	451,936

Total	$3,280,474	$3,189,920	$3,194,402	$2,937,344

The residential mortgage-backed securities include agency-issued pass-through securities, collateralized mortgage obligations, a majority of which are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of June 30, 2010 and December 31, 2009, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of June 30, 2010 and December 31, 2009, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,754.8 million and $1,655.0 million, and estimated fair values of $1,668.7 million and $1,439.1 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” at June 30, 2010 and “AA” at December 31, 2009. Approximately 56.7% and 65.1%, based on estimated fair value, were classified in the “AAA” category at June 30, 2010 and December 31, 2009, respectively. The Company recorded $1.5 million and $4.0 million in other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the second quarter and first six months of 2010. The Company recorded an other-than-temporary impairment of $0.2 million, net of non-credit adjustments, in its direct investments in commercial mortgage-backed securities for the second quarter and first six months ended June 30, 2009. The following tables summarize the securities by rating and underwriting year at June 30, 2010 and December 31, 2009 (dollars in thousands):

	AAA		AA		A
June 30, 2010:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$300,276	$321,624	$84,125	$82,542	$91,649	$81,475
2006	313,951	321,875	45,829	48,009	42,412	40,690
2007	234,052	246,946	20,821	14,773	93,612	93,434
2008	29,010	33,395	37,934	39,850	—	—
2009	15,807	17,490	3,090	3,483	—	—
2010	4,750	5,132	—	—	5,970	5,970

Total	$897,846	$946,462	$191,799	$188,657	$233,643	$221,569

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$65,737	$59,050	$36,144	$28,443	$577,931	$573,134
2006	34,679	28,723	53,871	32,284	490,742	471,581
2007	86,497	83,688	130,972	67,138	565,954	505,979
2008	—	—	23,596	12,696	90,540	85,941
2009	—	—	—	—	18,897	20,973
2010	—	—	—	—	10,720	11,102

Total	$186,913	$171,461	$244,583	$140,561	$1,754,784	$1,668,710

	AAA		AA		A
December 31, 2009:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$398,619	$403,551	$57,602	$51,754	$75,449	$55,124
2006	292,369	280,475	41,649	34,854	41,128	34,859
2007	223,827	216,853	6,922	2,267	64,860	56,996
2008	19,050	19,790	29,211	26,617	—	—
2009	16,638	16,422	1,485	1,532	—	—

Total	$950,503	$937,091	$136,869	$117,024	$181,437	$146,979

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$47,616	$33,986	$28,298	$19,457	$607,584	$563,872
2006	26,257	19,091	47,951	22,392	449,354	391,671
2007	82,460	68,428	128,193	62,440	506,262	406,984
2008	—	—	25,384	12,204	73,645	58,611
2009	—	—	—	—	18,123	17,954

Total	$156,333	$121,505	$229,826	$116,493	$1,654,968	$1,439,092

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at June 30, 2010 and “AA” at December 31, 2009. The Company owns floating rate securities that represent approximately 16.3% and 19.0% of the total fixed maturity securities at June 30, 2010 and December 31, 2009, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of June 30, 2010 and December 31, 2009, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $164.9 million and $164.6 million, and estimated fair values of $118.4 million and $104.3 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BBB-” at June 30, 2010 and “BBB+” at December 31, 2009. Historically, these securities have been highly rated, however, in recent years have been downgraded by rating agencies, although the weighted average rating remains investment-grade. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded $0.5 million in other-than-temporary impairments in its subprime portfolio during the second quarter and first six months of 2010. The Company recorded $7.4 million and $20.8 million, respectively, of other-than-temporary impairments in its subprime portfolio, during the second quarter and first six months of 2009. The following tables summarize the securities by rating and underwriting year at June 30, 2010 and December 31, 2009 (dollars in thousands):

	AAA		AA		A
June 30, 2010:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$18,758	$17,536	$22,023	$23,566	$9,815	$8,127
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2010	—	—	—	—	—	—

Total	$18,758	$17,536	$22,023	$23,566	$9,815	$8,127

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,311	$16,525	$71,172	$40,615	$144,079	$106,369
2006	4,985	1,600	4,567	2,680	9,552	4,280
2007	—	—	11,314	7,724	11,314	7,724
2008 - 2010	—	—	—	—	—	—

Total	$27,296	$18,125	$87,053	$51,019	$164,945	$118,373

	AAA		AA		A
December 31, 2009:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2009	—	—	—	—	—	—

Total	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$24,394	$12,593	$39,203	$18,686	$143,303	$92,852
2006	4,985	1,507	4,566	2,563	9,551	4,070
2007	—	—	11,709	7,372	11,709	7,372
2008 - 2009	—	—	—	—	—	—

Total	$29,379	$14,100	$55,478	$28,621	$164,563	$104,294

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At June 30, 2010 and December 31, 2009, the Company’s Alt-A mortgage-backed securities had an amortized cost of $162.9 million and $176.6 million, respectively, with an unrealized loss of $7.4 million and $21.9 million, respectively. As of June 30, 2010 and December 31, 2009, 57.5% and 56.4%, respectively, of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. The Company recorded $1.2 million, and $1.7 million in other-than-temporary impairments in the second quarter and first six months of 2010, respectively, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities would not be received. The Company recorded $4.6 million, and $10.1 million in other-than-temporary impairments in the second quarter and first six months of 2009, respectively, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities would not be received.
At June 30, 2010 and December 31, 2009, the Company’s fixed maturity and funds withheld portfolios included approximately $653.2 million and $601.8 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company held investment-grade securities issued by financial guarantors totaling $8.2 million in amortized cost at June 30, 2010 and $8.3 million at December 31, 2009.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of June 30, 2010 and December 31, 2009, the Company held in its general portfolio $56.7 million, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of June 30, 2010 and December 31, 2009, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $512.0 million and $543.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of June 30, 2010 and December 31, 2009, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $0.8 billion and $0.9 billion, respectively, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total book value of $0.7 million at June 30, 2010 and December 31, 2009, respectively.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $3.6 million and $8.7 million in other-than-temporary impairments in its fixed maturity and equity securities in the second quarter and first six months of 2010, respectively. The other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities recognized in earnings of $3.6 million and $8.1 million in the second quarter and first six months of 2010, respectively, are primarily due to a decline in value of structured securities with exposure to commercial mortgages. The Company recorded $20.8 million and $60.6 million in other-than-temporary impairments in its fixed maturity and equity securities in the second quarter and first six months of 2009, respectively. The impairments in 2009 were due primarily to the turmoil in the U.S. and global financial markets which has resulted in bankruptcies, credit defaults, consolidations and government interventions. The table below summarizes other-than-temporary impairments for the second quarter and first six months of 2010 and 2009 (dollars in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Asset Class
Subprime / Alt-A / Other structured securities	$3,628	$13,434	$8,129	$34,043
Corporate / Other fixed maturity securities	—	7,373	585	21,159
Equity securities	10	—	32	5,430
Other	1,165	1,268	2,395	2,965

Total	$4,803	$22,075	$11,141	$63,597

During the three months ended June 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $159.2 million and $214.2 million at gross losses of $5.7 million and $18.8 million, respectively, or at 96.6% and 91.9% of amortized cost, respectively. During the six months ended June 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $399.3 million and $322.6 million at gross losses of $14.2 million and $38.5 million, respectively, or at 96.6% and 89.3% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
At June 30, 2010 and December 31, 2009, the Company had $386.7 million and $584.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	June 30,	December 31,
	2010	2009
Sector:
U.S. corporate securities	33%	26%
Canadian and Canada provincial governments	2	4
Residential mortgage-backed securities	10	12
Foreign corporate securities	5	7
Asset-backed securities	16	14
Commercial mortgage-backed securities	31	29
State and political subdivisions	2	3
U.S. government and agencies	—	3
Other foreign government securities	1	2

Total	100%	100%

Industry:
Finance	26%	25%
Asset-backed	16	13
Industrial	10	7
Mortgage-backed	41	41
Government	5	12
Utility	2	2

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 900 and 1,316 fixed maturity securities and equity securities as of June 30, 2010 and December 31, 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	June 30, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	765	$137,788	35.6%	1,112	$254,075	43.4%
20% or more for less than six months	30	56,428	14.6	38	69,322	11.9
20% or more for six months or greater	105	192,437	49.8	166	261,483	44.7

Total	900	$386,653	100.0%	1,316	$584,880	100.0%

As of June 30, 2010 and December 31, 2009, respectively, 58.7% and 71.4% of these securities were investment grade. The Company has experienced a higher recovery of market value for investment-grade securities in recent periods. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit default spreads since the time securities were purchased.
While all of these securities are monitored for potential impairment, the Company believes due to fluctuating market conditions and liquidity concerns, and the recent relatively high levels of price volatility, the extent and duration of a decline in value have become less indicative of when there has been credit deterioration with respect to an issuer. The Company’s determination of whether a decline in value is other-than-temporary involves the Company’s analysis of the underlying credit and the extent and duration of a decline in value. The Company’s credit analysis of an investment includes determining whether the issuer is current on its contractual payments, evaluating whether it is probable that the Company will be able to collect all amounts due according to the contractual terms of the security and analyzing the overall ability of the Company to recover the amortized cost of the investment. The Company continues to consider valuation declines as a potential indicator of credit deterioration.
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 900 and 1,316 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of June 30, 2010 and December 31, 2009, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
June 30, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$172,127	$28,320	$356,979	$63,781	$529,106	$92,101
Canadian and Canadian provincial governments	110,191	2,321	129,393	3,991	239,584	6,312
Residential mortgage-backed securities	220,187	8,692	158,173	10,059	378,360	18,751
Foreign corporate securities	166,246	4,036	168,247	11,562	334,493	15,598
Asset-backed securities	12,037	1,360	137,569	35,303	149,606	36,663
Commercial mortgage-backed securities	60,812	7,503	160,272	31,513	221,084	39,016
State and political subdivisions	23,443	921	53,484	5,693	76,927	6,614
Other foreign government securities	28,355	176	89,826	4,040	118,181	4,216

Total investment grade securities	793,398	53,329	1,253,943	165,942	2,047,341	219,271

Non-investment grade securities:
U.S. corporate securities	91,934	9,278	133,958	17,206	225,892	26,484
Asset-backed securities	11,174	2,158	29,522	22,301	40,696	24,459
Foreign corporate securities	3,017	3,446	597	53	3,614	3,499
Residential mortgage-backed securities	397	551	67,120	19,212	67,517	19,763
Commercial mortgage-backed securities	—	—	60,956	79,761	60,956	79,761
State and political subdivisions	—	—	5,432	2,681	5,432	2,681

Total non-investment grade securities	106,522	15,433	297,585	141,214	404,107	156,647

Total fixed maturity securities	$899,920	$68,762	$1,551,528	$307,156	$2,451,448	$375,918

Non-redeemable preferred stock	$29,219	$1,755	$35,596	$7,795	$64,815	$9,550
Other equity securities	12,927	909	1,352	276	14,279	1,185

Total equity securities	$42,146	$2,664	$36,948	$8,071	$79,094	$10,735

Total number of securities in an unrealized loss position	371		529		900

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2009:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

As of June 30, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines. As of June 30, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.
As of June 30, 2010 and December 31, 2009, respectively, the Company classified approximately 11.5% and 15.3% of its fixed maturity securities in the Level 3 category (refer to Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 3.9% and 4.0% of the Company’s cash and invested assets as of June 30, 2010 and December 31, 2009, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of June 30, 2010 and 2009 are as follows (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Balance, beginning of period	$5,784	$526
Additions	2,395	2,557
Deductions	—	(401)

Balance, end of period	$8,179	$2,682

Information regarding the portion of the Company’s mortgage loans that were impaired as of June 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Impaired loans with valuation allowances	$20,160	$14,967
Impaired loans without valuation allowances	21,605	14,317

Subtotal	41,765	29,284
Less: Valuation allowances on impaired loans	8,179	5,784

Impaired loans	$33,586	$23,500

The Company’s average investment per impaired loan was $4.2 million and $3.3 million as of June 30, 2010 and December 31, 2009, respectively. Interest income on impaired loans was $0.1 million and $0.3 million for the three and six months ended June 30, 2010 and $0.2 million for the three and six months ended 2009, respectively.
Policy Loans
Policy loans comprised approximately 5.4% and 5.8% of the Company’s cash and invested assets as of June 30, 2010 and December 31, 2009, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 24.3% and 24.8% of the Company’s cash and invested assets as of June 30, 2010 and December 31, 2009, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at June 30, 2010 and December 31, 2009. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets represented approximately 3.0% and 2.6% of the Company’s cash and invested assets as of June 30, 2010 and December 31, 2009, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of June 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	June 30, 2010	December 31, 2009
Equity securities	$50,155	$58,359
Non-redeemable preferred stock	104,590	113,198
Limited partnerships	183,170	156,573
Structured loans	196,643	150,677
Derivatives	68,801	24,156
Other	34,468	13,123

Total other invested assets	$637,827	$516,086

The Company recorded no other-than-temporary impairments on other invested assets for the second quarter and first six months ended June 30, 2010, respectively. The Company did not record any other-than-temporary impairments on other invested assets in the second quarter of 2009, but recorded other-than-temporary impairments of $5.4 million in the first six months of 2009. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the net positive fair value at the reporting date less collateral held by the Company. The Company held derivative assets related to its derivative contracts with counterparties of $68.8 million and $24.2 million at June 30, 2010 and December 31, 2009, respectively. However, due to counterparty netting arrangements, and collateral held, the Company’s credit exposure was $16.1 million at June 30, 2010. The Company had no credit exposure at December 31, 2009.
Contractual Obligations
There were no other material changes in the Company’s contractual obligations from those reported in the 2009 Annual Report.
Enterprise Risk Management
RGA maintains an Enterprise Risk Management framework which provides a process for assessing, measuring and monitoring risks facing the enterprise. This includes development and implementation of mitigation strategies to maintain exposures within approved risk limits. Risk management is an integral part of the Company’s culture and every day activities. It includes guidelines and controls in areas such as mortality, morbidity, longevity, pricing, underwriting, currency, administration, investments, asset-liability management, counterparty exposure, financing, regulatory change, business continuity planning, human resources, liquidity, sovereign risks and technology development.
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
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the individual life markets, the Company retains a maximum of $8 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8 million per individual life. In total, the Company has identified 17 such cases of over-retained lives, for a total amount of $41.6 million over the Company’s normal retention limit. These amounts include 9 cases with $21.4 million of exposure related to second to die policies with coverages split between multiple insureds. The largest amount over-retained on any one life is $10.7 million. The Company enters into agreements with other reinsurers to help mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8 million per individual life.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Reinsurance Company, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of June 30, 2010, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Foreign Currency Risk:
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. As of June 30, 2010, the Company had in place net investment hedges for a portion of its investments in its Canada and Australia operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros and the South African rand.
Market Risk Associated with Annuities and Guaranteed Minimum Benefits:
The Company reinsures variable annuities including those with guaranteed minimum benefits and guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of June 30, 2010 and December 31, 2009.

(dollars in millions)	June 30, 2010	December 31, 2009
No guarantee minimum benefits	$1,190.2	$1,231.2
GMDB only	79.2	78.7
GMIB only	5.5	5.7
GMAB only	58.1	62.1
GMWB only	1,516.8	1,563.0
GMDB / WB	430.5	437.4
Other	32.3	34.3

Total variable annuity account values	$3,312.6	$3,412.4

Fair value of liabilities associated with living benefit riders	$157.5	$23.7
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended June 30, 2010 from that disclosed in the 2009 Annual Report.
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
Investments
In July 2010, the FASB amended the general accounting principles for Receivables as it relates to the disclosures about the credit quality of financing receivables and the allowance for credit losses. This amendment requires additional disclosures that provide a greater level of disaggregated information about the credit quality of financing receivables and the allowance for credit losses. It also requires the disclosure of credit quality indicators, past due information, and modifications of financing receivables. The amendment is effective for interim and annual reporting periods ending on or after December 15, 2010, except for disclosures about activity that occurs during the reporting period. Those disclosures are effective for interim and annual reporting periods beginning after December 15, 2010. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Reinsurance Group of America, Incorporated

By:	/s/ A. Greig Woodring August 4, 2010
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jack B. Lay August 4, 2010
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