Form 10-Q
period 2010-09-30
REINSURANCE GROUP OF AMERICA INC
filed 2010-11-03
CIK 898174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑
As of October 29, 2010, 73,226,465 shares of the registrant’s common stock were outstanding.

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES

Item		Page
PART I — FINANCIAL INFORMATION

1	Financial Statements
	Condensed Consolidated Balance Sheets (Unaudited) September 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Income (Unaudited) Three and nine months ended September 30, 2010 and 2009	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) Nine months ended September 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
3	Quantitative and Qualitative Disclosure About Market Risk	71
4	Controls and Procedures	71

PART II — OTHER INFORMATION

1	Legal Proceedings	71
1A	Risk Factors	71
2	Unregistered Sales of Equity Securities and Use of Proceeds	71
6	Exhibits	71
	Signatures	72
	Index to Exhibits	73

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands, except share data)
Assets
Fixed maturity securities:
Available-for-sale at fair value (amortized cost of $12,933,116 and $11,616,957 at September 30, 2010 and December 31, 2009, respectively)	$14,169,930	$11,763,358
Mortgage loans on real estate (net of allowances of $13,268 and $5,784 at at September 30, 2010 and December 31, 2009, respectively)	863,873	791,668
Policy loans	1,173,148	1,136,564
Funds withheld at interest	5,276,511	4,895,356
Short-term investments	84,091	121,060
Other invested assets	738,830	516,086

Total investments	22,306,383	19,224,092
Cash and cash equivalents	634,075	512,027
Accrued investment income	177,250	107,447
Premiums receivable and other reinsurance balances	987,342	850,096
Reinsurance ceded receivables	790,889	716,480
Deferred policy acquisition costs	3,741,534	3,698,972
Other assets	296,555	140,387

Total assets	$28,934,028	$25,249,501

Liabilities and Stockholders’ Equity
Future policy benefits	$8,906,977	$7,748,480
Interest-sensitive contract liabilities	7,884,874	7,666,002
Other policy claims and benefits	2,590,014	2,229,083
Other reinsurance balances	134,066	106,706
Deferred income taxes	1,064,726	613,222
Other liabilities	1,129,848	792,775
Long-term debt	1,216,320	1,216,052
Collateral finance facility	850,026	850,037
Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	159,368	159,217

Total liabilities	23,936,219	21,381,574

Commitments and contingent liabilities (See Note 8)

Stockholders’ Equity:
Preferred stock (par value $.01 per share; 10,000,000 shares authorized; no shares issued or outstanding)	—	—
Common stock (par value $.01 per share; 140,000,000 shares authorized; shares issued: 73,363,523 at September 30, 2010 and December 31, 2009)	734	734
Warrants	66,912	66,912
Additional paid-in-capital	1,477,011	1,463,101
Retained earnings	2,402,167	2,055,549
Treasury stock, at cost; 191,996 and 373,861 shares at September 30, 2010 and December 31, 2009, respectively	(8,774)	(17,578)
Accumulated other comprehensive income (loss):
Accumulated currency translation adjustment, net of income taxes	242,686	210,878
Unrealized appreciation of securities, net of income taxes	832,756	104,457
Pension and postretirement benefits, net of income taxes	(15,683)	(16,126)

Total stockholders’ equity	4,997,809	3,867,927

Total liabilities and stockholders’ equity	$28,934,028	$25,249,501

See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Revenues:
Net premiums	$1,647,300	$1,405,179	$4,857,781	$4,126,407
Investment income, net of related expenses	287,504	299,471	883,433	807,303
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(4,904)	(16,945)	(15,823)	(88,282)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	26	(4,000)	2,231	12,135
Other investment related gains (losses), net	(11,902)	63,304	150,989	124,432

Total investment related gains (losses), net	(16,780)	42,359	137,397	48,285
Other revenues	37,515	31,972	108,990	140,992

Total revenues	1,955,539	1,778,981	5,987,601	5,122,987

Benefits and Expenses:
Claims and other policy benefits	1,393,891	1,155,811	4,076,310	3,449,251
Interest credited	94,776	85,153	230,879	194,959
Policy acquisition costs and other insurance expenses	157,058	271,789	760,509	778,993
Other operating expenses	85,409	76,403	259,755	214,247
Interest expense	25,191	5,243	65,781	46,955
Collateral finance facility expense	2,041	2,031	5,807	6,402

Total benefits and expenses	1,758,366	1,596,430	5,399,041	4,690,807

Income before income taxes	197,173	182,551	588,560	432,180
Provision for income taxes	68,941	64,343	210,870	137,503

Net income	$128,232	$118,208	$377,690	$294,677

Earnings per share:
Basic earnings per share	$1.75	$1.62	$5.17	$4.05
Diluted earnings per share	$1.72	$1.61	$5.06	$4.03

Dividends declared per share	$0.12	$0.09	$0.36	$0.27
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$377,690	$294,677
Adjustments to reconcile net income to net cash provided by operating activities:
Change in operating assets and liabilities:
Accrued investment income	(68,755)	(61,137)
Premiums receivable and other reinsurance balances	(98,274)	(94,650)
Deferred policy acquisition costs	(45,525)	84,861
Reinsurance ceded balances	(74,410)	20,394
Future policy benefits, other policy claims and benefits, and other reinsurance balances	1,385,629	682,234
Deferred income taxes	14,579	(46,756)
Other assets and other liabilities, net	38,453	182,090
Amortization of net investment premiums, discounts and other	(104,878)	(93,359)
Investment related gains, net	(137,397)	(48,285)
Gain on repurchase of long-term debt	—	(38,875)
Excess tax benefits from share-based payment arrangement	(1,379)	(1,491)
Other, net	44,546	23,235

Net cash provided by operating activities	1,330,279	902,938

Cash Flows from Investing Activities:
Sales of fixed maturity securities available-for-sale	2,533,344	2,081,979
Maturities of fixed maturity securities available-for-sale	107,648	61,180
Purchases of fixed maturity securities available-for-sale	(3,664,819)	(3,019,892)
Cash invested in mortgage loans	(97,947)	(72)
Cash invested in policy loans	(38,996)	(9,508)
Cash invested in funds withheld at interest	(90,282)	(59,486)
Principal payments on mortgage loans on real estate	18,923	29,036
Principal payments on policy loans	2,412	27,170
Change in short-term investments and other invested assets	20,334	(35,343)

Net cash used in investing activities	(1,209,383)	(924,936)

Cash Flows from Financing Activities:
Dividends to stockholders	(26,340)	(19,635)
Repurchase of long-term debt	—	(39,960)
Net repayments under credit agreements	—	(22,539)
Purchases of treasury stock	(718)	(1,607)
Excess tax benefits from share-based payment arrangement	1,379	1,491
Exercise of stock options, net	8,804	963
Change in cash collateral for derivative positions	121,054	(137,418)
Net withdrawals on universal life and other investment type policies and contracts	(117,346)	(104,694)

Net cash used in financing activities	(13,167)	(323,399)
Effect of exchange rate changes on cash	14,319	16,876

Change in cash and cash equivalents	122,048	(328,521)
Cash and cash equivalents, beginning of period	512,027	875,403

Cash and cash equivalents, end of period	$634,075	$546,882

Supplementary information:
Cash paid for interest	$61,327	$49,193
Cash paid for income taxes, net of refunds	$41,368	$21,491
See accompanying notes to condensed consolidated financial statements (unaudited).

REINSURANCE GROUP OF AMERICA, INCORPORATED AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization and Basis of Presentation
Reinsurance Group of America, Incorporated (“RGA”) is an insurance holding company that was formed on December 31, 1992. The accompanying unaudited condensed consolidated financial statements of RGA and its subsidiaries (collectively, the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The Company has determined that there were no subsequent events that would require disclosure or adjustments to the accompanying condensed consolidated financial statements through the date the financial statements were issued. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K (“2009 Annual Report”) filed with the Securities and Exchange Commission on March 2, 2010.
The accompanying unaudited condensed consolidated financial statements include the accounts of RGA and its subsidiaries. All intercompany accounts and transactions have been eliminated.
2. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share on net income (in thousands, except per share information):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Earnings:
Net income (numerator for basic and diluted calculations)	$128,232	$118,208	$377,690	$294,677
Shares:
Weighted average outstanding shares (denominator for basic calculation)	73,162	72,781	73,117	72,754
Equivalent shares from outstanding stock options(1)	1,258	505	1,457	283

Denominator for diluted calculation	74,420	73,286	74,574	73,037

Earnings per share:
Basic	$1.75	$1.62	$5.17	$4.05
Diluted	$1.72	$1.61	$5.06	$4.03

(1)	Year-to-date amounts are weighted average of the individual quarterly amounts.
The calculation of common equivalent shares does not include the impact of options or warrants having a strike or conversion price that exceeds the average stock price for the earnings period, as the result would be antidilutive. The calculation of common equivalent shares also excludes the impact of outstanding performance contingent shares, as the conditions necessary for their issuance have not been satisfied as of the end of the reporting period. For the three months ended September 30, 2010, approximately 1.7 million stock options and approximately 0.7 million performance contingent shares were excluded from the calculation. For the three months ended September 30, 2009, approximately 1.2 million stock options and approximately 0.6 million performance contingent shares were excluded from the calculation.

3. Comprehensive Income
The following table presents the components of the Company’s other comprehensive income (loss) (dollars in thousands):

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Net income	$128,232	$118,208	$377,690	$294,677
Other comprehensive income (loss), net of income tax:
Unrealized investment gains, net of reclassification adjustment for gains included in net income	362,408	475,230	729,749	710,903
Reclassification adjustment for other-than-temporary impairments	(17)	2,600	(1,450)	(7,888)
Currency translation adjustments	68,701	79,939	31,808	165,776
Unrealized pension and postretirement benefit adjustment	325	1,019	443	1,304

Comprehensive income	$559,649	$676,996	$1,138,240	$1,164,772

The balance of and changes in each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2010 are as follows (dollars in thousands):

	Accumulated Other Comprehensive Income (Loss), Net of Income Tax
	Accumulated
	Currency	Unrealized	Pension and
	Translation	Appreciation	Postretirement
	Adjustments	of Securities	Benefits	Total
Balance, December 31, 2009	$210,878	$104,457	$(16,126)	$299,209
Change in component during the period	31,808	728,299	443	760,550

Balance, September 30, 2010	$242,686	$832,756	$(15,683)	$1,059,759

4. Investments
The Company had total cash and invested assets of $22.9 billion and $19.7 billion at September 30, 2010 and December 31, 2009, respectively, as illustrated below (dollars in thousands):

	September 30, 2010	December 31, 2009
Fixed maturity securities, available-for-sale	$14,169,930	$11,763,358
Mortgage loans on real estate	863,873	791,668
Policy loans	1,173,148	1,136,564
Funds withheld at interest	5,276,511	4,895,356
Short-term investments	84,091	121,060
Other invested assets	738,830	516,086
Cash and cash equivalents	634,075	512,027

Total cash and invested assets	$22,940,458	$19,736,119

All investments held by the Company are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity securities portfolio, which will provide adequate liquidity for expected reinsurance obligations and maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. However, based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets, and therefore, the duration of the Canadian portfolio exceeds twenty years.

Investment Income, Net of Related Expenses
Major categories of investment income, net of related expenses consist of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturity securities available-for-sale	$179,130	$153,752	$532,259	$443,849
Mortgage loans on real estate	13,406	11,323	37,567	34,279
Policy loans	18,271	17,298	56,150	50,647
Funds withheld at interest	69,677	114,731	245,249	267,717
Short-term investments	1,142	1,205	3,520	3,206
Other invested assets	11,926	5,902	26,694	21,067

Investment revenue	293,552	304,211	901,439	820,765
Investment expense	(6,048)	(4,740)	(18,006)	(13,462)

Investment income, net of related expenses	$287,504	$299,471	$883,433	$807,303

Investment Related Gains (Losses), Net
Investment related gains (losses), net consist of the following (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturity and equity securities available for sale:
Other-than-temporary impairment losses on fixed maturities	$(4,904)	$(16,945)	$(15,823)	$(88,282)
Portion of loss recognized in accumulated other comprehensive income (before taxes)	26	(4,000)	2,231	12,135

Net other-than-temporary impairment losses on fixed maturities recognized in earnings	(4,878)	(20,945)	(13,592)	(76,147)
Impairment losses on equity securities	—	—	(32)	(5,430)
Gain on investment activity	39,371	31,823	74,833	69,334
Loss on investment activity	(7,773)	(23,782)	(21,967)	(62,259)
Other impairment losses	(5,087)	(4,790)	(7,482)	(7,755)
Derivatives and other, net	(38,413)	60,053	105,637	130,542

Net gains (losses)	$(16,780)	$42,359	$137,397	$48,285

The net other-than-temporary impairment losses on fixed maturity securities recognized in earnings of $4.9 million and $13.6 million in the third quarter and first nine months of 2010, respectively, were primarily due to a decline in value of structured securities with exposure to commercial mortgages. The much larger other-than-temporary impairments in 2009 were primarily due to the turmoil in the U.S. and global financial markets. That condition had moderated considerably by the beginning of 2010. The volatility in derivatives and other is primarily due to changes in the fair value of embedded derivative liabilities associated with modified coinsurance and funds withheld treaties and guaranteed minimum benefit riders.
During the three months ended September 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $97.6 million and $191.7 million at gross losses of $7.8 million and $23.8 million, respectively, or at 92.6% and 89.0% of amortized cost, respectively. During the nine months ended September 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $497.0 million and $514.3 million at gross losses of $22.0 million and $62.3 million, respectively, or at 95.8% and 89.2% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
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
Impairment losses on equity securities are recognized in net income. Recognition of impairment losses on fixed maturity securities is dependent on the facts and circumstances related to a specific security. If the Company intends to sell a security or it is more likely than not that it would be required to sell a security before the recovery of its amortized cost, it recognizes an other-than-temporary impairment in net income for the difference between amortized cost and fair value. If the Company does not expect to recover the amortized cost basis, it does not plan to sell the security and if it is not more likely than not that it would be required to sell a security before the recovery of its amortized cost, the recognition of the other-than-temporary impairment is bifurcated. The Company recognizes the credit loss portion in net income and the non-credit loss portion in accumulated other comprehensive income (“AOCI”).
For the three and nine months ended September 30, 2010, the Company recognized $4.9 million and $13.6 million, respectively, of credit related losses, primarily in various mortgage-backed securities and to a lesser extent, U.S. corporate securities. For the three months ended September 30, 2009, the Company recognized $20.9 million of credit related losses in various asset-backed and U.S. corporate securities. For the six-month period between the Date of Adoption and September 30, 2009, the Company recognized $41.8 million of credit related losses in mortgage-backed securities and U.S. corporate securities combined. The Company estimates the amount of the credit loss component of a fixed maturity security impairment as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate cash flows discounted at the effective interest rate implicit to the security at the date of purchase or the current yield to accrete an asset-backed or floating-rate security. The techniques and assumptions for establishing the best estimate cash flows vary depending on the type of security. The asset-backed securities’ cash flow estimates are based on security-specific facts and circumstances that may include collateral characteristics, expectations of delinquency and default rates, loss severity and prepayment speeds and structural support, including subordination and guarantees. The corporate fixed maturity security cash flow estimates are derived from scenario-based outcomes of expected corporate restructurings or the disposition of assets using security specific facts and circumstances including timing, security interests and loss severity.
The following tables set forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the other-than-temporary impairment (“OTTI”) loss was recognized in AOCI, and the corresponding changes in such amounts (dollars in thousands):

	Three months ended September 30,
	2010	2009
Balance, beginning of period	$(53,348)	$(23,936)
Initial impairments — credit loss OTTI recognized on securities not previously impaired	(2,296)	—
Additional impairments — credit loss OTTI recognized on securities previously impaired	(2,571)	(13,935)
Credit loss impairments previously recognized on securities which were sold during the period	10,360	—

Balance, end of period	$(47,855)	$(37,871)

	Nine months ended	Six months ended
	September 30, 2010	September 30, 2009 (1)
Balance, beginning of period	$(47,905)	$(17,132)
Initial impairments — credit loss OTTI recognized on securities not previously impaired	(5,020)	(3,242)
Additional impairments — credit loss OTTI recognized on securities previously impaired	(7,975)	(17,497)
Credit loss impairments previously recognized on securities which were sold during the period	13,045	—

Balance, end of period	$(47,855)	$(37,871)

(1)	Shortened period due to adoption of amended general accounting principles on April 1, 2009.

Fixed Maturity and Equity Securities Available-for-Sale
As mentioned above, the amended general accounting principles for Investments changed how an entity recognizes an other-than-temporary impairment for a fixed maturity security by separating the other-than-temporary impairment loss between the amount representing the credit loss and the amount relating to other factors, such as an increase in interest rates, if the Company does not have the intent to sell or it more likely than not will not be required to sell prior to recovery of the amortized cost less any current period credit loss. Credit losses are recognized in net income and losses relating to other non-credit factors are recognized in AOCI and included in unrealized losses in the tables below. The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of September 30, 2010 and December 31, 2009 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
September 30, 2010:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$4,499,821	$433,193	$81,964	$4,851,050	34.3%	$—
Canadian and Canadian provincial governments	2,206,641	727,257	260	2,933,638	20.7	—
Residential mortgage-backed securities	1,520,269	63,274	22,255	1,561,288	11.0	(1,902)
Foreign corporate securities	2,158,647	170,202	12,797	2,316,052	16.3	—
Asset-backed securities	457,047	13,697	56,229	414,515	2.9	(5,203)
Commercial mortgage-backed securities	1,257,835	87,145	109,131	1,235,849	8.7	(9,493)
U.S. government and agencies	233,512	21,787	10	255,289	1.8	—
State and political subdivisions	133,955	1,211	7,718	127,448	0.9	—
Other foreign government securities	465,389	12,309	2,897	474,801	3.4	—

Total fixed maturity securities	$12,933,116	$1,530,075	$293,261	$14,169,930	100.0%	$(16,598)

Non-redeemable preferred stock	$109,416	$5,394	$4,507	$110,303	73.3%
Other equity securities	34,397	6,217	536	40,078	26.7

Total equity securities	$143,813	$11,611	$5,043	$150,381	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
December 31, 2009:	Cost	Gains	Losses	Value	Total	in AOCI
Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial
governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

As of September 30, 2010, the Company held securities with a fair value of $912.7 million that were issued by the Canadian province of Ontario and $842.7 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity. As of December 31, 2009, the Company held securities with a fair value of $448.3 million issued by the Federal National Mortgage Corporation, $482.6 million that were issued by the United States

Treasury, $895.7 million that were issued by the Canadian province of Ontario, and $679.9 million in one entity that were guaranteed by the Canadian province of Quebec, all of which exceeded 10% of consolidated stockholders’ equity.
The amortized cost and estimated fair value of fixed maturity securities available-for-sale at September 30, 2010 are shown by contractual maturity for all securities except certain U.S. government agency securities, which are distributed by maturity year based on the Company’s estimate of the rate of future prepayments of principal over the remaining lives of the securities. These estimates are derived from prepayment rates experienced at the interest rate levels projected for the applicable underlying collateral and can be expected to vary from actual experience. Actual maturities can differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. At September 30, 2010, the contractual maturities of investments in fixed maturity securities were as follows (dollars in thousands):

	Amortized	Fair
	Cost	Value
Available-for-sale:
Due in one year or less	$271,991	$276,720
Due after one year through five years	1,728,457	1,801,620
Due after five year through ten years	3,269,967	3,612,154
Due after ten years	4,427,550	5,267,784
Asset and mortgage-backed securities	3,235,151	3,211,652

Total	$12,933,116	$14,169,930

The table below includes major industry types and weighted average credit ratings of the Company’s U.S. and foreign corporate fixed maturity holdings as of September 30, 2010 and December 31, 2009 (dollars in thousands):

		Estimated		Average Credit
September 30, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,554,491	$1,613,466	22.5%	A-
Industrial	2,253,731	2,475,680	34.5	BBB+
Foreign (1)	2,158,647	2,316,052	32.3	A+
Utility	688,293	758,115	10.6	BBB+
Other	3,306	3,789	0.1	AA-

Total	$6,658,468	$7,167,102	100.0%	A-

		Estimated		Average Credit
December 31, 2009:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.

At September 30, 2010 and December 31, 2009, the Company had $298.3 million and $584.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30,	December 31,
	2010	2009
Sector:
U.S. corporate securities	29%	26%
Canadian and Canada provincial governments	—	4
Residential mortgage-backed securities	7	12
Foreign corporate securities	4	7
Asset-backed securities	19	14
Commercial mortgage-backed securities	37	29
State and political subdivisions	3	3
U.S. government and agencies	—	3
Other foreign government securities	1	2

Total	100%	100%

Industry:
Finance	24%	25%
Asset-backed	19	13
Industrial	8	7
Mortgage-backed	44	41
Government	4	12
Utility	1	2

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 601 and 1,316 fixed maturity securities and equity securities as of September 30, 2010 and December 31, 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	482	$89,690	30.1%	1,112	$254,075	43.4%
20% or more for less than six months	101	166,714	55.9	38	69,322	11.9
20% or more for six months or greater	18	41,900	14.0	166	261,483	44.7

Total	601	$298,304	100.0%	1,316	$584,880	100.0%

As of September 30, 2010 and December 31, 2009, respectively, 55.8% and 71.4% of these gross unrealized losses were associated with securities that were investment grade. The Company has experienced a significant recovery of market value since December 31, 2009. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit default spreads since the time securities were purchased.
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 601 and 1,316 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2010 and December 31, 2009, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$78,777	$19,484	$276,688	$45,918	$355,465	$65,402
Canadian and Canadian provincial
governments	61,724	243	4,526	17	66,250	260
Residential mortgage-backed securities	193,986	6,315	120,680	6,346	314,666	12,661
Foreign corporate securities	165,983	170	147,561	9,219	313,544	9,389
Asset-backed securities	18,695	1,408	147,091	29,488	165,786	30,896
Commercial mortgage-backed securities	78,393	9,221	113,820	27,037	192,213	36,258
U.S. government and agencies	1,817	10	—	—	1,817	10
State and political subdivisions	13,319	635	30,221	4,873	43,540	5,508
Other foreign government securities	69,996	183	43,042	2,714	113,038	2,897

Total investment grade securities	682,690	37,669	883,629	125,612	1,566,319	163,281

Non-investment grade securities:
U.S. corporate securities	29,322	6,987	107,501	9,575	136,823	16,562
Asset-backed securities	2,388	6,192	26,243	19,141	28,631	25,333
Foreign corporate securities	1,762	3,408	—	—	1,762	3,408
Residential mortgage-backed securities	51	11	51,812	9,583	51,863	9,594
Commercial mortgage-backed securities	—	—	70,162	72,873	70,162	72,873
State and political subdivisions	—	—	5,914	2,210	5,914	2,210

Total non-investment grade securities	33,523	16,598	261,632	113,382	295,155	129,980

Total fixed maturity securities	$716,213	$54,267	$1,145,261	$238,994	$1,861,474	$293,261

Non-redeemable preferred stock	$11,396	$513	$29,019	$3,994	$40,415	$4,507
Other equity securities	6,606	271	1,044	265	7,650	536

Total equity securities	$18,002	$784	$30,063	$4,259	$48,065	$5,043

Total number of securities in an
unrealized loss position	203		398		601

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an
unrealized loss position	582		734		1,316

As of September 30, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality, asset-liability management and liquidity guidelines.
As of September 30, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time, if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet certain diversification, credit quality and liquidity guidelines.
5. Derivative Instruments
The following table presents the notional amounts and fair value of derivative instruments as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010			December 31, 2009
	Notional	Carrying Value/Fair Value		Notional	Carrying Value/Fair Value
	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives not designated as hedging instruments:
Interest rate swaps(1)	$2,371,716	$128,233	$24,210	$1,388,570	$17,962	$47,061
Financial futures(1)	267,639	—	—	200,436	—	—
Foreign currency forwards(1)	40,500	4,696	—	40,500	2,200	—
Consumer Price index (“CPI”) swaps(1)	133,266	1,332	—	124,034	1,631	—
Credit default swaps(1)	367,500	858	2,051	367,500	2,363	249
Equity options(1)	33,041	7,445	—	—	—	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements(2)	—	—	318,000	—	—	434,494
Indexed annuity products(3)	—	72,623	646,159	—	68,873	584,906
Variable annuity products(3)	—	—	173,743	—	—	23,748

Total non-hedging derivatives	3,213,662	215,187	1,164,163	2,121,040	93,029	1,090,458

Derivatives designated as hedging instruments:
Interest rate swaps(1)	21,783	—	2,560	21,783	—	677
Foreign currency swaps(1)	615,323	—	19,654	226,715	—	9,008

Total hedging derivatives	637,106	—	22,214	248,498	—	9,685

Total derivatives	$3,850,768	$215,187	$1,186,377	$2,369,538	$93,029	$1,100,143

(1)	Carried on the Company’s condensed consolidated balance sheets in other invested assets or other liabilities, at fair value.

(2)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in funds withheld at interest, at fair value.

(3)	Embedded liability is included on the condensed consolidated balance sheets with the host contract in interest-sensitive contract liabilities, at fair value. Embedded asset is included on the condensed consolidated balance sheets in reinsurance ceded receivables.
Accounting for Derivative Instruments and Hedging Activities
The Company does not enter into derivative instruments for speculative purposes. As of September 30, 2010 and December 31, 2009, the Company held interest rate swaps that were designated and qualified as fair value hedges of interest rate risk. As of September 30, 2010 and December 31, 2009, the Company held foreign currency swaps that were designated and qualified as fair value hedges of a portion of its net investment in its foreign operations. Gains of $50.0 million related to foreign currency swaps terminated in 2009 continue to be reflected in AOCI. As of September 30, 2010 and December 31, 2009, the Company also had derivative instruments that were not designated as hedging instruments. See Note 2 — “Summary of Significant Accounting Policies” of the Company’s 2009 annual report on Form 10-K for a detailed discussion of the accounting treatment for derivative instruments, including embedded derivatives. Derivative instruments are carried at fair value and generally require an insignificant amount of cash at inception of the contracts.

Fair Value Hedges
The Company designates and accounts for certain interest rate swaps that convert fixed rate investments to floating rate investments as fair value hedges when they meet the requirements of the general accounting principles for Derivatives and Hedging. The gain or loss on the hedged item attributable to the hedged benchmark interest rate and the offsetting gain or loss on the related interest rate swaps for the three and nine months ended September 30, 2010 and 2009 were (dollars in thousands):

	Derivative Gain	Hedge Gain (Loss)		Hedged Item Gain	Hedged Item Gain
Type of Fair Value Hedge	(Loss) Location	Recognized	Hedged Item	(Loss) Location	(Loss) Recognized
For the three months ended September 30, 2010:
Interest rate swaps	Investment related gains (losses), net	$(683)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$922
For the three months ended September 30, 2009:
Interest rate swaps	Investment related gains (losses), net	$(346)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$498

For the nine months ended September 30, 2010:
Interest rate swaps	Investment related gains (losses), net	$(1,883)	Fixed rate fixed maturity securities	Investment related gains (losses), net	$2,422
For the nine months ended September 30, 2009:
Interest rate swaps	Investment related gains (losses), net	$1,119	Fixed rate fixed maturity securities	Investment related gains (losses), net	$(958)
The Company’s investment related gains (losses), net representing the ineffective portion of all fair value hedges was immaterial for the three and nine months ended September 30, 2010 and 2009.
All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. There were no instances in which the Company discontinued fair value hedge accounting due to a hedged firm commitment no longer qualifying as a fair value hedge.
Hedges of Net Investments in Foreign Operations
The Company uses foreign currency swaps to hedge a portion of its net investment in certain foreign operations against adverse movements in exchange rates. The following table illustrates the Company’s net investments in foreign operations (“NIFO”) hedges for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

		Location of Gain	Gain (Loss)	Income Statement
	Derivative Gain	(Loss) Reclassified	Reclassified from	Location of Gain	Ineffective Gain
Type of NIFO Hedge	(Loss) in OCI	From AOCI	AOCI into income	(Loss)	(Loss) in Income
For the three months ended September 30, 2010:
Foreign currency swaps	$(21,957)	None	$—	Investment income	$—
For the three months ended September 30, 2009:
Foreign currency swaps	$(4,000)	None	$—	Investment income	$—
For the nine months ended September 30, 2010:
Foreign currency swaps	$(13,191)	None	$—	Investment income	$—
For the nine months ended September 30, 2009:
Foreign currency swaps	$(2,356)	None	$—	Investment income	$—
Ineffectiveness on the foreign currency swaps is based upon the change in forward rates. There was no ineffectiveness recorded in the periods presented herein.

The Company’s other comprehensive income for the three months ended September 30, 2010 and 2009, includes losses of $22.0 million and $4.0 million, respectively, and $13.2 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively, related to foreign currency swaps used to hedge a portion of its net investment in its foreign operations. The cumulative foreign currency translation gain recorded in AOCI related to these hedges was $27.3 million and $40.5 million at September 30, 2010 and December 31, 2009, respectively. If a foreign operation was sold or substantially liquidated, the amounts in AOCI would be reclassified to the consolidated statements of income. A pro rata portion would be reclassified upon partial sale of a foreign operation.
Non-qualifying Derivatives and Derivatives for Purposes Other Than Hedging
The Company uses various other derivative instruments for risk management purposes that either do not qualify or have not been qualified for hedge accounting treatment, including derivatives used to economically hedge changes in the fair value of liabilities associated with the reinsurance of variable annuities with guaranteed living benefits. The gain or loss related to the change in fair value for these derivative instruments is recognized in investment related gains (losses), in the consolidated statements of income, except where otherwise noted. For the three months ended September 30, 2010 and 2009, the Company recognized investment related gains (losses) of $11.6 million and ($5.7) million, respectively, and $129.6 million and ($162.0) million for the nine months ended September 30, 2010 and 2009, respectively, related to derivatives (not including embedded derivatives) that do not qualify or have not been qualified for hedge accounting.
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
Embedded Derivatives
The Company has certain embedded derivatives which are required to be separated from their host contracts and reported as derivatives. Host contracts include reinsurance treaties structured on a modified coinsurance or funds withheld basis. Additionally, the Company reinsures equity-indexed annuity and variable annuity contracts with benefits that are considered embedded derivatives, including guaranteed minimum withdrawal benefits, guaranteed minimum accumulation benefits, and guaranteed minimum income benefits. The related gains (losses) for the three and nine months ended September 30, 2010 and 2009 are reflected in the following table (dollars in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Embedded derivatives in modified coinsurance or funds withheld arrangements and variable annuity contracts included in investment related gains (losses)	$(54,885)	$61,581	$(33,501)	$281,943
After the associated amortization of DAC and taxes, the related amounts included in net income	(17,604)	11,173	(4,197)	(21,423)
Amounts related to embedded derivatives in equity-indexed annuities included in benefits and expenses	(24,105)	(23,144)	(27,326)	(11,680)
After the associated amortization of DAC and taxes, the related amounts included in net income	864	(17,305)	(4,320)	(18,058)
Non-hedging Derivatives
A summary of the effect of non-hedging derivatives, including embedded derivatives, on the Company’s income statement for the three and nine months ended September 30, 2010 and 2009 is as follows (dollars in thousands):

		Gain (Loss) for the Three Months Ended
		September 30,
Type of Non-hedging Derivative	Income Statement Location of Gain (Loss)	2010	2009
Interest rate swaps	Investment related gains (losses), net	$49,825	$26,378
Financial futures	Investment related gains (losses), net	(42,270)	(36,951)
Foreign currency forwards	Investment related gains (losses), net	1,543	1,910
CPI swaps	Investment related gains (losses), net	(508)	61
Credit default swaps	Investment related gains (losses), net	3,730	2,919
Equity options	Investment related gains (losses), net	(731)	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	(38,653)	51,454
Indexed annuity products	Policy acquisition costs and other insurance expenses	1,806	1,001
Indexed annuity products	Interest credited	(25,911)	(24,145)
Variable annuity products	Investment related gains (losses), net	(16,232)	10,127

Total non-hedging derivatives		$(67,401)	$32,754

Interest rate swaps	Investment related gains (losses), net	$148,280	$(111,502)
Financial futures	Investment related gains (losses), net	(21,192)	(62,699)
Foreign currency forwards	Investment related gains (losses), net	2,161	1,032
CPI swaps	Investment related gains (losses), net	524	915
Credit default swaps	Investment related gains (losses), net	446	10,296
Equity options	Investment related gains (losses), net	(604)	—
Embedded derivatives in:
Modified coinsurance or funds withheld arrangements	Investment related gains (losses), net	116,494	75,366
Indexed annuity products	Policy acquisition costs and other insurance expenses	2,968	(1,495)
Indexed annuity products	Interest credited	(30,293)	(10,185)
Variable annuity products	Investment related gains (losses), net	(149,995)	206,577

Total non-hedging derivatives		$68,789	$108,305

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
The Company enters into various collateral arrangements, which require both the posting and accepting of collateral in connection with its derivative instruments. Collateral agreements contain attachment thresholds that vary depending on the posting party’s financial strength ratings. Additionally, a decrease in the Company’s financial strength rating to a specified level results in potential settlement of the derivative positions under the Company’s agreements with its counterparties. As of September 30, 2010, the Company held cash collateral under its control of $105.0 million. This unrestricted cash collateral is included in cash and cash equivalents and the obligation to return it is included in other liabilities in the condensed consolidated balance sheets. No cash collateral was held as of December 31, 2009. As of September 30, 2010 the Company had no cash collateral pledged to counterparties. As of December 31, 2009, the Company had pledged collateral to counterparties on swaps of $16.0 million. The receivable related to cash collateral is included in other assets, in the condensed consolidated balance sheets. From time to time, the Company has both accepted and posted collateral consisting of various securities. As of September 30, 2010, the Company posted a U.S. Treasury security as collateral to a counterparty with a book value and market value of $18.0 million and $19.7 million, respectively, which is included in other invested assets. There were no securities posted as collateral at December 31, 2009. There were no securities held as collateral as of September 30, 2010 and December 31, 2009. In addition, the Company has exchange-traded futures, which require the maintenance of a margin account, which is included in cash and cash equivalents. The Company’s margin account totaled $22.7 million and $17.1 million as of September 30, 2010 and December 31, 2009, respectively.
6. Fair Value of Financial Instruments
Fair values of financial instruments have been determined by using available market information and the valuation techniques described below. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation techniques may have a material effect on the estimated fair value amounts. The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 (dollars in thousands).

	September 30, 2010		December 31, 2009
		Estimated Fair		Estimated Fair
	Carrying Value	Value	Carrying Value	Value
Assets:
Fixed maturity securities	$14,169,930	$14,169,930	$11,763,358	$11,763,358
Mortgage loans on real estate	863,873	939,488	791,668	792,331
Policy loans	1,173,148	1,173,148	1,136,564	1,136,564
Funds withheld at interest	5,276,511	5,805,819	4,895,356	5,201,569
Short-term investments	84,091	84,091	121,060	121,060
Other invested assets	738,830	733,606	516,086	509,618
Cash and cash equivalents	634,075	634,075	512,027	512,027
Accrued investment income	177,250	177,250	107,447	107,447
Reinsurance ceded receivables	101,599	67,063	106,396	173,309
Liabilities:
Interest-sensitive contract liabilities	$5,853,970	$5,662,556	$5,929,134	$6,196,420
Long-term and short-term debt	1,216,320	1,241,791	1,216,052	1,180,712
Collateral finance facility	850,026	514,250	850,037	510,000
Company-obligated mandatorily redeemable preferred securities	159,368	240,688	159,217	205,655
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
For invested assets reported at fair value, the Company utilizes when available, fair values based on quoted prices in active markets that are regularly and readily obtainable. Generally, these are very liquid investments and the valuation does not require management judgment. When quoted prices in active markets are not available, fair value is based on the market valuation techniques described above, primarily a combination of the market approach, including matrix pricing and the income approach. The assumptions and inputs used by management in applying these techniques include, but are not limited to: interest rates, credit standing of the issuer or counterparty, industry sector of the issuer, coupon rate, call provisions, sinking fund requirements, maturity, estimated duration and assumptions regarding liquidity and future cash flows.
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

For the quarter ended September 30, 2010, the application of market standard valuation techniques applied to similar assets and liabilities has been consistent.
General accounting principles for Fair Value Measurements and Disclosures also establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities include investment securities and derivative contracts that are traded in exchange markets.

Level 1	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or market standard valuation techniques and assumptions with significant inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Such observable inputs include benchmarking prices for similar assets in active, liquid markets, quoted prices in markets that are not active and observable yields and spreads in the market. The Company’s Level 2 assets and liabilities include investment securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using market standard valuation techniques. This category primarily includes U.S. and foreign corporate securities, Canadian and Canadian provincial government securities, and residential and commercial mortgage-backed securities, among others. Level 2 valuations are generally obtained from third party pricing services for identical or comparable assets or liabilities or through the use of valuation methodologies using observable market inputs. Prices from services are validated through analytical reviews and assessment of current market activity.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the related assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using market standard valuation techniques described above. When observable inputs are not available, the market standard techniques for determining the estimated fair value of certain securities that trade infrequently, and therefore have little transparency, rely on inputs that are significant to the estimated fair value and that are not observable in the market or cannot be derived principally from or corroborated by observable market data. These unobservable inputs can be based in large part on management judgment or estimation and cannot be supported by reference to market activity. Even though unobservable, management believes these inputs are based on assumptions deemed appropriate given the circumstances and consistent with what other market participants would use when pricing similar assets and liabilities. For the Company’s invested assets, this category generally includes U.S. and foreign corporate securities (primarily private placements), asset-backed securities (including those with exposure to subprime mortgages), and to a lesser extent, certain residential and commercial mortgage-backed securities, among others. Prices are determined using valuation methodologies such as discounted cash flow models and other similar techniques. Non-binding broker quotes, which are utilized when pricing service information is not available, are reviewed for reasonableness based on the Company’s understanding of the market, and are generally considered Level 3. Under certain circumstances, based on its observations of transactions in active markets, the Company may conclude the prices received from independent third party pricing services or brokers are not reasonable or reflective of market activity. In those instances, the Company would apply internally developed valuation techniques to the related assets or liabilities. Additionally, the Company’s embedded derivatives, all of which are associated with reinsurance treaties, are classified in Level 3 since their values include significant unobservable inputs associated with actuarial assumptions regarding policyholder behavior. Embedded derivatives are reported with the host instruments on the condensed consolidated balance sheet.
When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest priority level input that is significant to the fair value measurement in its entirety. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, gains and losses for such assets and liabilities categorized within Level 3 may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 are summarized below (dollars in thousands).

		Fair Value Measurements Using:
September 30, 2010:	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$4,851,050	$—	$4,042,673	$808,377
Canadian and Canadian provincial governments	2,933,638	—	2,933,638	—
Residential mortgage-backed securities	1,561,288	—	1,397,956	163,332
Foreign corporate securities	2,316,052	16,261	2,193,841	105,950
Asset-backed securities	414,515	—	184,621	229,894
Commercial mortgage-backed securities	1,235,849	—	1,080,467	155,382
U.S. government and agencies securities	255,289	216,501	38,788	—
State and political subdivision securities	127,448	7,357	71,739	48,352
Other foreign government securities	474,801	5,426	462,614	6,761

Total fixed maturity securities — available-for-sale	14,169,930	245,545	12,406,337	1,518,048
Funds withheld at interest — embedded derivatives	(318,000)	—	—	(318,000)
Short-term investments	6,446	5,832	—	614
Other invested assets — non-redeemable preferred stock	110,303	83,150	25,227	1,926
Other invested assets — other equity securities	40,078	2,821	21,050	16,207
Other invested assets — derivatives	142,564	—	142,564	—
Other invested assets — collateral	19,668	19,668	—	—
Reinsurance ceded receivable — embedded derivatives	72,623	—	—	72,623

Total	$14,243,612	$357,016	$12,595,178	$1,291,418

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(819,902)	$—	$—	$(819,902)
Other liabilities — derivatives	(48,475)	—	(48,475)	—

Total	$(868,377)	$—	$(48,475)	$(819,902)

		Fair Value Measurements Using:
December 31, 2009:	Total	Level 1	Level 2	Level 3
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$3,723,048	$—	$2,901,535	$821,513
Canadian and Canadian provincial governments	2,353,227	—	2,353,227	—
Residential mortgage-backed securities	1,456,544	—	1,312,087	144,457
Foreign corporate securities	1,671,748	5,447	1,450,923	215,378
Asset-backed securities	451,936	—	189,169	262,767
Commercial mortgage-backed securities	1,028,864	—	699,304	329,560
U.S. government and agencies securities	526,059	517,929	8,130	—
State and political subdivision securities	89,762	6,251	71,431	12,080
Other foreign government securities	462,170	1,079	443,788	17,303

Total fixed maturity securities — available-for-sale	11,763,358	530,706	9,429,594	1,803,058
Funds withheld at interest — embedded derivatives	(434,494)	—	—	(434,494)
Short-term investments	12,937	2,714	9,780	443
Other invested assets — non-redeemable preferred stock	113,198	85,016	21,407	6,775
Other invested assets — other equity securities	58,359	17,523	30,400	10,436
Other invested assets — derivatives	24,156	—	24,156	—
Reinsurance ceded receivable — embedded derivatives	68,873	—	—	68,873

Total	$11,606,387	$635,959	$9,515,337	$1,455,091

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(608,654)	$—	$—	$(608,654)
Other liabilities — derivatives	(56,995)	—	(56,995)	—

Total	$(665,649)	$—	$(56,995)	$(608,654)

As of September 30, 2010 and December 31, 2009, respectively, the Company classified approximately 10.7% and 15.3% of its fixed maturity securities in the Level 3 category. These securities primarily consist of private placement corporate securities with an inactive trading market. Additionally, the Company has included asset-backed securities with sub-prime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties for the valuation of these securities. Other invested assets — derivatives and other liabilities — derivatives include amounts with fair values included in Level 2 at September 30, 2010 and December 31, 2009. See Note 5 — “Derivative Instruments” for additional information regarding these derivatives.
The tables below present reconciliations for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands). The amount reported within purchases, sales, issuances and settlements is the purchase/issuance price (for purchases and issuances) and the sales/settlement proceeds (for sales and settlements) based upon the actual date purchased/issued or sold/settled. Items purchased/issued and sold/settled in the same period are excluded from the rollforward. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the beginning of the quarter in which the actual event or change in circumstances that caused the transfer occurs. Transfers into Level 3, in the amounts of $59.2 million and $276.4 million for the three and nine months ended September 30, 2010, respectively, are due to a lack of observable market data for these securities or, in accordance with company policy, when the ratings of certain asset classes fall below investment grade. Transfers out of Level 3, in the amounts of $121.4 million and $731.4 million for the three and nine months ended September 30, 2010, respectively, are due to an increase in observable market data or when the underlying inputs are evaluated and determined to be market observable. Transfers between Level 1 and Level 2 were not significant for the three and nine months ended September 30, 2010 and 2009.

		Total gains/losses		Purchases,
		(realized/unrealized) included in:		sales,
	Balance		Other	issuances	Transfers in	Balance
For the three months ended	July 1,	Earnings,	comprehensive	and	and/or out of	September 30,
September 30, 2010:	2010	net	income	settlements	Level 3	2010
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$813,040	$388	$19,064	$3,696	$(27,811)	$808,377
Residential mortgage-backed securities	212,781	(353)	10,503	(26,923)	(32,676)	163,332
Foreign corporate securities	75,929	94	2,582	14,146	13,199	105,950
Asset-backed securities	229,433	(5,081)	8,243	(15,144)	12,443	229,894
Commercial mortgage-backed securities	150,706	(1,605)	10,694	22,271	(26,684)	155,382
State and political subdivision securities	12,517	96	837	34,902	—	48,352
Other foreign government securities	6,303	1	322	135	—	6,761

Sub-total	1,500,709	(6,460)	52,245	33,083	(61,529)	1,518,048
Funds withheld at interest — embedded derivatives	(279,348)	(38,652)	—	—	—	(318,000)
Short-term investments	1,266	—	1	(1)	(652)	614
Other invested assets — non-redeemable preferred stock	1,626	—	300	—	—	1,926
Other invested assets — other equity securities	16,400	—	(700)	507	—	16,207
Reinsurance ceded receivable — embedded derivatives	70,154	2,701	—	(232)	—	72,623

Total	$1,310,807	$(42,411)	$51,846	$33,357	$(62,181)	$1,291,418

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(759,604)	$(43,678)	$—	$(16,620)	$—	$(819,902)

Total	$(759,604)	$(43,678)	$—	$(16,620)	$—	$(819,902)

		Total gains/losses		Purchases,
		(realized/unrealized) included in:		sales,
	Balance		Other	issuances	Transfers in	Balance
For the three months ended	July 1,	Earnings,	comprehensive	and	and/or out of	September 30,
September 30, 2009:	2009	net	income	settlements	Level 3	2009
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$845,525	$(554)	$74,775	$(22,374)	$5,227	$902,599
Canadian and Canadian provincial governments	5,190	62	134	(3,079)	7,041	9,348
Residential mortgage-backed securities	53,653	(4,157)	9,858	20,855	20,862	101,071
Foreign corporate securities	294,711	(1,018)	11,971	71,183	1,302	378,149
Asset-backed securities	227,777	(10,087)	24,976	27,278	36,420	306,364
Commercial mortgage-backed securities	110,822	(1,223)	6,776	(1,261)	(43,627)	71,487
State and political subdivision securities	84,333	4	4,313	1,584	(3,939)	86,295
Other foreign government securities	145,133	71	399	(25,386)	(4,706)	115,511

Sub-total	1,767,144	(16,902)	133,202	68,800	18,580	1,970,824
Funds withheld at interest — embedded derivatives	(488,977)	51,454	—	1	—	(437,522)
Short-term investments	688	(14)	97	(242)	—	529
Other invested assets — non-redeemable preferred stock	9,348	2	(143)	3,412	(1,053)	11,566
Other invested assets — other equity securities	13,267	—	958	—	—	14,225
Reinsurance ceded receivable — embedded derivatives	60,075	2,369	—	(2,302)	—	60,142

Total	$1,361,545	$36,909	$134,114	$69,669	$17,527	$1,619,764

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(575,225)	$(16,363)	$—	$6,757	$—	$(584,831)

Total	$(575,225)	$(16,363)	$—	$6,757	$—	$(584,831)

		Total gains/losses		Purchases,
		(realized/unrealized) included in:		sales,
	Balance		Other	issuances	Transfers in	Balance
For the nine months ended	January 1,	Earnings,	comprehensive	and	and/or out of	September 30,
September 30, 2010:	2010	net	income	settlements	Level 3	2010
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$821,513	$325	$47,469	$49,882	$(110,812)	$808,377
Canadian and Canadian provincial
Residential mortgage-backed securities	144,457	(5,155)	25,029	(34,372)	33,373	163,332
Foreign corporate securities	215,378	402	3,943	5,176	(118,949)	105,950
Asset-backed securities	262,767	(4,060)	27,519	(29,066)	(27,266)	229,894
Commercial mortgage-backed securities	329,560	(3,821)	20,969	26,499	(217,825)	155,382
State and political subdivision securities	12,080	112	1,337	34,862	(39)	48,352
Other foreign government securities	17,303	(9)	352	1,393	(12,278)	6,761

Sub-total	1,803,058	(12,206)	126,618	54,374	(453,796)	1,518,048
Funds withheld at interest — embedded derivatives	(434,494)	116,494	—	—	—	(318,000)
Short-term investments	443	—	—	995	(824)	614
Other invested assets — non-redeemable preferred stock	6,775	550	160	(5,146)	(413)	1,926
Other invested assets — other equity securities	10,436	—	4,639	1,132	—	16,207
Reinsurance ceded receivable — embedded derivatives	68,873	4,259	—	(509)	—	72,623

Total	$1,455,091	$109,097	$131,417	$50,846	$(455,033)	$1,291,418

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(608,654)	$(182,504)	$—	$(28,744)	$—	$(819,902)

Total	$(608,654)	$(182,504)	$—	$(28,744)	$—	$(819,902)

		Total gains/losses		Purchases,
		(realized/unrealized) included in:		sales,
	Balance		Other	issuances	Transfers in	Balance
For the nine months ended	January 1,	Earnings,	comprehensive	and	and/or out of	September 30,
September 30, 2009:	2009	net	income	settlements	Level 3	2009
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$816,285	$(28,355)	$146,109	$(26,971)	$(4,469)	$902,599
Canadian and Canadian provincial governments	9,965	62	100	1,242	(2,021)	9,348
Residential mortgage-backed securities	30,424	(14,466)	22,053	9,412	53,648	101,071
Foreign corporate securities	176,608	(3,131)	14,326	214,304	(23,958)	378,149
Asset-backed securities	231,869	(22,765)	16,327	38,964	41,969	306,364
Commercial mortgage-backed securities	59,041	(1,170)	25,963	(11,148)	(1,199)	71,487
State and political subdivision securities	32,487	23	14,338	3,266	36,181	86,295
Other foreign government securities	105,439	1,348	(4,179)	31,400	(18,497)	115,511

Sub-total	1,462,118	(68,454)	235,037	260,469	81,654	1,970,824
Funds withheld at interest — embedded derivatives	(512,888)	75,366	—	—	—	(437,522)
Short-term investments	352	(471)	709	(61)	—	529
Other invested assets — non-redeemable preferred stock	5,393	(4,786)	7,305	2,481	1,173	11,566
Other invested assets — other equity securities	12,056	(564)	737	1,901	95	14,225
Reinsurance ceded receivable — embedded derivatives	66,716	1,778	—	(8,352)	—	60,142

Total	$1,033,747	$2,869	$243,788	$256,438	$82,922	$1,619,764

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$(807,431)	$190,781	$—	$31,819	$—	$(584,831)

Total	$(807,431)	$190,781	$—	$31,819	$—	$(584,831)

The tables below summarize gains and losses due to changes in fair value, including both realized and unrealized gains and losses, recorded in earnings for Level 3 assets and liabilities for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands).

					Policy
					acquisition
	Investment				costs and
	income, net of	Investment	Claims &		other
	related	related gains	other policy	Interest	insurance
For the three months ended September 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$43	$345	$—	$—	$—	$388
Residential mortgage-backed securities	603	(956)	—	—	—	(353)
Foreign corporate securities	89	5	—	—	—	94
Asset-backed securities	610	(5,691)	—	—	—	(5,081)
Commercial mortgage-backed securities	966	(2,571)	—	—	—	(1,605)
State and political subdivision securities	100	(4)	—	—	—	96
Other foreign government securities	1	—	—	—	—	1

Sub-total	2,412	(8,872)	—	—	—	(6,460)
Funds withheld at interest — embedded derivatives	—	(38,652)	—	—	—	(38,652)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	2,701	2,701

Total	$2,412	$(47,524)	$—	$—	$2,701	$(42,411)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(16,232)	$(1,681)	$(25,765)	$—	$(43,678)

Total	$—	$(16,232)	$(1,681)	$(25,765)	$—	$(43,678)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the three months ended September 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale
U.S. corporate securities	$595	$(1,149)	$—	$—	$—	$(554)
Canadian and Canadian provincial governments	(3)	65	—	—	—	62
Residential mortgage-backed securities	428	(4,585)	—	—	—	(4,157)
Foreign corporate securities	93	(1,111)	—	—	—	(1,018)
Asset-backed securities	366	(10,453)	—	—	—	(10,087)
Commercial mortgage-backed securities	121	(1,344)	—	—	—	(1,223)
State and political subdivision securities	7	(3)	—	—	—	4
Other foreign government securities	(435)	506	—	—	—	71

Sub-total	1,172	(18,074)	—	—	—	(16,902)
Funds withheld at interest — embedded derivatives	—	51,454	—	—	—	51,454
Short-term investments	(88)	74	—	—	—	(14)
Other invested assets — non-redeemable preferred stock	2	—	—	—	—	2
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	2,369	2,369

Total	$1,086	$33,454	$—	$—	$2,369	$36,909

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$10,127	$(1,299)	$(25,191)	$—	$(16,363)

Total	$—	$10,127	$(1,299)	$(25,191)	$—	$(16,363)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the nine months ended September 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$287	$38	$—	$—	$—	$325
Residential mortgage-backed securities	1,509	(6,664)	—	—	—	(5,155)
Foreign corporate securities	241	161	—	—	—	402
Asset-backed securities	2,144	(6,204)	—	—	—	(4,060)
Commercial mortgage-backed securities	2,743	(6,564)	—	—	—	(3,821)
State and political subdivision securities	123	(11)	—	—	—	112
Other foreign government securities	3	(12)	—	—	—	(9)

Sub-total	7,050	(19,256)	—	—	—	(12,206)
Funds withheld at interest — embedded derivatives	—	116,494	—	—	—	116,494
Other invested assets — non-redeemable preferred stock	—	550	—	—	—	550
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,259	4,259

Total	$7,050	$97,788	$—	$—	$4,259	$109,097

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(149,995)	$(1,795)	$(30,714)	$—	$(182,504)

Total	$—	$(149,995)	$(1,795)	$(30,714)	$—	$(182,504)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the nine months ended September 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$1,408	$(29,763)	$—	$—	$—	$(28,355)
Canadian and Canadian provincial governments	(3)	65	—	—	—	62
Residential mortgage-backed securities	868	(15,334)	—	—	—	(14,466)
Foreign corporate securities	183	(3,314)	—	—	—	(3,131)
Asset-backed securities	3,368	(26,133)	—	—	—	(22,765)
Commercial mortgage-backed securities	278	(1,448)	—	—	—	(1,170)
State and political subdivision securities	28	(5)	—	—	—	23
Other foreign government securities	(737)	2,085	—	—	—	1,348

Sub-total	5,393	(73,847)	—	—	—	(68,454)
Funds withheld at interest — embedded derivatives	—	75,366	—	—	—	75,366
Short-term investments	152	(623)	—	—	—	(471)
Other invested assets — non-redeemable preferred stock	(58)	(4,728)	—	—	—	(4,786)
Other invested assets — other equity securities	(142)	(422)	—	—	—	(564)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	1,778	1,778

Total	$5,345	$(4,254)	$—	$—	$1,778	$2,869

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$206,577	$(2,260)	$(13,536)	$—	$190,781

Total	$—	$206,577	$(2,260)	$(13,536)	$—	$190,781

The tables below summarize changes in unrealized gains or losses recorded in earnings for the three and nine months ended September 30, 2010 and 2009 for Level 3 assets and liabilities that were still held at September 30, 2010 and 2009 (dollars in thousands).

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the three months ended September 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$45	$(8)	$—	$—	$—	$37
Residential mortgage-backed securities	503	—	—	—	—	503
Foreign corporate securities	89	—	—	—	—	89
Asset-backed securities	606	(2,296)	—	—	—	(1,690)
Commercial mortgage-backed securities	966	(2,571)	—	—	—	(1,605)
State and political subdivision securities	100	—	—	—	—	100
Other foreign government securities	1	—	—	—	—	1

Sub-total	2,310	(4,875)	—	—	—	(2,565)
Funds withheld at interest — embedded derivatives	—	(38,652)	—	—	—	(38,652)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	5,624	5,624

Total	$2,310	$(43,527)	$—	$—	$5,624	$(35,593)

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(16,232)	$(3,216)	$(39,402)	$—	$(58,850)

Total	$—	$(16,232)	$(3,216)	$(39,402)	$—	$(58,850)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the three months ended September 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$564	$(914)	$—	$—	$—	$(350)
Canadian and Canadian provincial governments	(4)	—	—	—	—	(4)
Residential mortgage-backed securities	412	(4,290)	—	—	—	(3,878)
Foreign corporate securities	87	(967)	—	—	—	(880)
Asset-backed securities	130	(8,968)	—	—	—	(8,838)
Commercial mortgage-backed securities	123	(2,646)	—	—	—	(2,523)
State and political subdivision securities	7	—	—	—	—	7
Other foreign government securities	(312)	—	—	—	—	(312)

Sub-total	1,007	(17,785)	—	—	—	(16,778)
Funds withheld at interest — embedded derivatives	—	51,454	—	—	—	51,454
Short-term investments	3	—	—	—	—	3
Other invested assets — non-redeemable preferred stock	2	—	—	—	—	2
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	4,706	4,706

Total	$1,012	$33,669	$—	$—	$4,706	$39,387

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$10,127	$(2,915)	$(35,710)	$—	$(28,498)

Total	$—	$10,127	$(2,915)	$(35,710)	$—	$(28,498)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the nine months ended September 30, 2010:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$231	$(594)	$—	$—	$—	$(363)
Residential mortgage-backed securities	1,339	(3,684)	—	—	—	(2,345)
Foreign corporate securities	196	—	—	—	—	196
Asset-backed securities	2,128	(2,748)	—	—	—	(620)
Commercial mortgage-backed securities	2,725	(6,563)	—	—	—	(3,838)
State and political subdivision securities	123	—	—	—	—	123
Other foreign government securities	3	—	—	—	—	3

Sub-total	6,745	(13,589)	—	—	—	(6,844)
Funds withheld at interest — embedded derivatives	—	116,494	—	—	—	116,494
Other invested assets — non-redeemable preferred stock	(1)	(3)	—	—	—	(4)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	10,528	10,528

Total	$6,744	$102,902	$—	$—	$10,528	$120,174

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$(149,995)	$(3,966)	$(64,732)	$—	$(218,693)

Total	$—	$(149,995)	$(3,966)	$(64,732)	$—	$(218,693)

					Policy
					acquisition
	Investment				costs and
	income, net	Investment	Claims &		other
	of related	related gains	other policy	Interest	insurance
For the nine months ended September 30, 2009:	expenses	(losses), net	benefits	credited	expenses	Total
Assets:
Fixed maturity securities — available-for-sale:
U.S. corporate securities	$1,341	$(20,769)	$—	$—	$—	$(19,428)
Canadian and Canadian provincial governments	(3)	—	—	—	—	(3)
Residential mortgage-backed securities	851	(17,271)	—	—	—	(16,420)
Foreign corporate securities	173	(2,272)	—	—	—	(2,099)
Asset-backed securities	2,680	(29,803)	—	—	—	(27,123)
Commercial mortgage-backed securities	292	(2,873)	—	—	—	(2,581)
State and political subdivision securities	28	—	—	—	—	28
Other foreign government securities	(583)	—	—	—	—	(583)

Sub-total	4,779	(72,988)	—	—	—	(68,209)
Funds withheld at interest — embedded derivatives	—	75,366	—	—	—	75,366
Short-term investments	244	(409)	—	—	—	(165)
Other invested assets — non-redeemable preferred stock	(58)	(3,858)	—	—	—	(3,916)
Other invested assets — other equity securities	(142)	(425)	—	—	—	(567)
Reinsurance ceded receivable — embedded derivatives	—	—	—	—	9,205	9,205

Total	$4,823	$(2,314)	$—	$—	$9,205	$11,714

Liabilities:
Interest sensitive contract liabilities — embedded derivatives	$—	$206,577	$(7,872)	$(43,076)	$—	$155,629

Total	$—	$206,577	$(7,872)	$(43,076)	$—	$155,629

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
The Company allocates capital to its segments based on an internally developed economic capital model, the purpose of which is to measure the risk in the business and to provide a basis upon which capital is deployed. The economic capital model considers the unique and specific nature of the risks inherent in the Company’s businesses. As a result of the economic capital allocation process, a portion of investment income and investment related gains and losses are credited to the segments based on the level of allocated capital. In addition, the segments are charged for excess capital utilized above the allocated economic capital basis. This charge is included in policy acquisition costs and other insurance expenses. Information related to total revenues, income before income taxes, and total assets of the Company for each reportable segment are summarized below (dollars in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Total revenues:
U.S.	$1,125,706	$1,082,838	$3,599,408	$3,094,496
Canada	253,894	186,246	727,921	551,793
Europe & South Africa	244,206	213,041	690,730	582,389
Asia Pacific	299,655	265,900	891,692	778,120
Corporate and Other	32,078	30,956	77,850	116,189

Total	$1,955,539	$1,778,981	$5,987,601	$5,122,987

Income before income taxes:
U.S.	$111,786	$104,406	$364,133	$223,481
Canada	33,468	18,847	86,189	60,547
Europe & South Africa	17,494	6,981	50,477	27,879
Asia Pacific	28,483	30,925	78,689	60,018
Corporate and Other	5,942	21,392	9,072	60,255

Total	$197,173	$182,551	$588,560	$432,180

Total Assets:	September 30, 2010	December 31, 2009
U.S.	$17,911,750	$15,569,263
Canada	3,323,448	3,026,515
Europe & South Africa	1,492,574	1,400,580
Asia Pacific	2,245,034	2,060,425
Corporate and Other	3,961,222	3,192,718

Total	$28,934,028	$25,249,501

8. Commitments and Contingent Liabilities
The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amounts of $153.1 million, $19.0 million and $2.5 million, respectively, at September 30, 2010. The Company had commitments to fund investments in limited partnerships, commercial mortgage loans and private placement investments in the amounts of $86.6 million, $12.6 million and $7.0 million, respectively, at December 31, 2009. The Company anticipates that the majority of its current commitments will be invested over the next five years; however, these commitments could become due any time at the request of the counterparties. Investments in limited partnerships are primarily carried at cost and included in other invested assets in the condensed consolidated balance sheets.
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
The Company has obtained letters of credit, issued by banks, in favor of various affiliated and unaffiliated insurance companies from which the Company assumes business. These letters of credit represent guarantees of performance under the reinsurance agreements and allow ceding companies to take statutory reserve credits. At September 30, 2010 and December 31, 2009, there were approximately $16.9 million and $21.4 million, respectively, of outstanding bank letters of credit in favor of third parties. Additionally, the Company utilizes letters of credit to secure reserve credits when it retrocedes business to its subsidiaries, including Parkway Reinsurance Company, Timberlake Financial, L.L.C., RGA Americas Reinsurance Company, Ltd., RGA Reinsurance Company (Barbados) Ltd. and RGA Atlantic Reinsurance Company, Ltd. The Company cedes business to its affiliates to help reduce the amount of regulatory capital required in certain jurisdictions, such as the U.S. and the United Kingdom. The capital required to support the business in the affiliates reflects more realistic expectations than the original jurisdiction of the business, where capital requirements are often considered to be quite conservative. As of September 30, 2010 and December 31, 2009, $523.8 million and $617.5 million, respectively, in letters of credit from various banks were outstanding, backing reinsurance between various subsidiaries of the Company. The banks providing letters of credit to the Company are included on the National Association of Insurance Commissioners (“NAIC”) list of approved banks. The Company maintains a syndicated revolving credit facility with an overall capacity of $750.0 million, which is scheduled to mature in September 2012. The Company may borrow cash and obtain letters of credit in multiple currencies under this facility. As of September 30, 2010, the Company had $278.6 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Applicable letter of credit fees and fees payable for the credit facility depend upon the Company’s senior unsecured long-term debt rating. The Company also maintains a $200.0 million letter of credit facility which is scheduled to mature in September 2019. This letter of credit is expected to be fully utilized though 2016 and then amortize to zero by 2019. As of September 30, 2010, the Company had $200.0 million in issued, but undrawn, letters of credit under this facility, which is included in the total above. Letter of credit fees for this facility are fixed for the term of the facility. Fees associated with the Company’s other letters of credit are not fixed for periods in excess of one year and are based on the Company’s ratings and the general availability of these instruments in the marketplace.
RGA has issued guarantees to third parties on behalf of its subsidiaries for the payment of amounts due under certain credit facilities, reinsurance treaties and office lease obligations, whereby, if a subsidiary fails to meet an obligation, RGA or one of its other subsidiaries will make a payment to fulfill the obligation. In limited circumstances, treaty guarantees are granted to ceding companies in order to provide them additional security, particularly in cases where RGA’s subsidiary is relatively new, unrated, or not of a significant size. Liabilities supported by the treaty guarantees, before consideration for any legally offsetting amounts due from the guaranteed party, totaled $353.9 million and $330.3 million as of September 30, 2010 and December 31, 2009, respectively, and are reflected on the Company’s condensed consolidated balance sheets in future policy benefits. Potential guaranteed amounts of future payments will vary depending on production levels and underwriting results. Guarantees related to trust preferred securities and credit facilities provide additional security to third parties should a subsidiary fail to make principal and/or interest payments when due. As of September 30, 2010, RGA’s exposure related to these guarantees was $159.4 million.
In addition, the Company indemnifies its directors and officers as provided in its charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
9. Income Tax
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended September 30, 2010 and 2009 are as follows (dollars in thousands):

	Total Unrecognized		Unrecognized Tax Benefits That, If Recognized,
	Tax Benefits		Would Affect The Effective Tax Rate
	2010	2009	2010	2009
Balance, beginning of year	$221,040	$206,665	$17,332	$28,106
Additions for tax positions of prior years	—	25,148	—	—
Reductions for tax positions of prior years	(42,628)	(14,711)	—	(14,711)
Additions for tax positions of current year	2,957	2,953	2,957	2,953
Reductions for tax positions of current year	—	—	—	—
Settlements with tax authorities	—	—	—	—

Balance, end of period	$181,369	$220,055	$20,289	$16,348

During the first quarter of 2010, the Company reduced its accrual for uncertain tax positions that are timing in nature and have no impact on the Company’s effective tax rate by approximately $47.7 million, including after-tax interest. The Company also increased its uncertain tax positions that would impact the effective tax rate by approximately $1.0 million and $3.0 million during the third quarter and first nine months of 2010, respectively.
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
10. Employee Benefit Plans
The components of net periodic benefit costs for the three and nine months ended September 30, 2010 and 2009 were as follows (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net periodic pension benefit cost:
Service cost	$1,288	$1,349	$3,780	$3,173
Interest Cost	862	1,149	2,585	2,639
Expected return on plan assets	(644)	(364)	(1,933)	(1,459)
Amortization of prior service cost	7	7	22	22
Amortization of prior actuarial gain	188	1,068	563	1,317

Total	$1,701	$3,209	$5,017	$5,692

Net periodic other benefits cost:
Service cost	$337	$158	$635	$474
Interest Cost	324	159	661	478
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of prior actuarial gain	167	23	177	69

Total	$828	$340	$1,473	$1,021

The Company made pension contributions in the amount of $1.5 million during the second quarter of 2010, and expects to make total pension contributions of $2.3 million in 2010.
11. Equity Based Compensation
Equity compensation expense was $3.1 million and $2.6 million in the third quarter of 2010 and 2009, respectively, and $13.0 million and $9.1 million in the first nine months of 2010 and 2009, respectively. In the first quarter of 2010, the Company granted 0.5 million stock options at $47.10 weighted average per share and 0.3 million performance contingent units to employees. Additionally, non-employee directors were granted a total of 10,600 shares of common stock. As of September 30, 2010, 1.8 million share options at $39.11 weighted average per share were vested and exercisable with a remaining weighted average exercise period of 3.3 years. As of September 30, 2010, the total compensation cost of non-vested awards not yet recognized in the financial statements was $22.3 million. It is estimated that these costs will vest over a weighted average period of 2.5 years.
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
Deferred Policy Acquisition Costs
In October 2010, the FASB amended the general accounting principles for Financial Services — Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
Forward-looking statements should be evaluated together with the many risks and uncertainties that affect the Company’s business, including those mentioned in this document and the cautionary statements described in the periodic reports the Company files with the SEC. These forward-looking statements speak only as of the date on which they are made. The Company does not undertake any obligations to update these forward-looking statements, even though the Company’s situation may change in the future. The Company qualifies all of its forward-looking statements by these cautionary statements. For a discussion of these risks and uncertainties that could cause actual results to differ materially from those contained in the forward-looking statements, you are advised to see Item 1A — “Risk Factors” in the 2009 Annual Report.
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
The Company measures performance based on income or loss before income taxes for each of its five segments. The Company’s U.S., Canada, Europe & South Africa and Asia Pacific operations provide traditional life reinsurance to clients. The Company’s U.S. operations also provide long-term care, group life and health reinsurance, annuity and financial reinsurance products. The Company also provides insurers with critical illness reinsurance in its Canada, Europe & South Africa and Asia Pacific operations. Additionally, Canada and Europe & South Africa operations provide longevity reinsurance and Asia Pacific operations provide financial reinsurance. The Corporate and Other segment results include among other things, the corporate investment activity, general corporate expenses, interest expense of RGA, operations of RGA Technology Partners, Inc., a wholly-owned subsidiary that develops and markets technology solutions for the insurance industry, investment income and expense associated with the Company’s collateral finance facility and the provision for income taxes.
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
Results of Operations
Consolidated
Consolidated income before income taxes increased $14.6 million, or 8.0%, and $156.4 million, or 36.2%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase in the third quarter is primarily due to a decrease in investment impairments and increased net premiums offset by an unfavorable change in the value of embedded derivatives within the U.S. segment. The increase for the first nine months is primarily due to a decrease in investment impairments, increased net premiums and investment income, partially offset by the recognition of a gain on the repurchase of long-term debt of $38.9 million, recorded in other revenues in 2009. Foreign currency fluctuations relative to the prior year favorably affected income before income taxes by approximately $2.4 million and $18.9 million for the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009.
The Company recognizes in consolidated income, changes in the value of embedded derivatives on modified coinsurance or funds withheld treaties, equity-indexed annuity treaties (“EIAs”) and variable annuity products. The change in the value of embedded derivatives related to reinsurance treaties written on a modified coinsurance or funds withheld basis are subject to the general accounting principles for Derivatives and Hedging related to embedded derivatives. The unrealized gains and losses associated with these embedded derivatives, after adjustment for deferred acquisition costs, affected income before income taxes unfavorably by $32.6 million and $4.3 million in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009. Changes in risk free rates used in the fair value estimates of embedded derivatives associated with EIAs affect the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with EIAs, after adjustment for deferred acquisition costs and retrocession, adversely affected income before income taxes by $15.0 million and $19.3 million in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009. The change in the Company’s liability for variable annuities associated with guaranteed minimum living benefits affects the amount of unrealized gains and losses the Company recognizes. The unrealized gains and losses associated with guaranteed minimum living benefits, after adjustment for deferred acquisition costs, affected income before income taxes unfavorably by $11.7 million in the third quarter and favorably by $30.8 million in the first nine months of 2010, respectively, as compared to the same periods in 2009.
The combined changes in these three types of embedded derivatives, after adjustment for deferred acquisition costs and retrocession, resulted in a decrease of approximately $59.3 million and an increase of approximately $7.2 million in consolidated income before income taxes in the third quarter and first nine months of 2010, respectively, as compared to the same periods in 2009. These fluctuations do not affect current cash flows, crediting rates or spread performance on the underlying treaties. Therefore, management believes it is helpful to distinguish between the effects of changes in these embedded derivatives, net of related hedging activity, and the primary factors that drive profitability of the underlying treaties, namely investment income, fee income, and interest credited.
Consolidated net premiums increased $242.1 million, or 17.2%, and $731.4 million, or 17.7%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to growth in life reinsurance in force and the acquisition of Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. Foreign currency fluctuations favorably affected net premiums by approximately $15.4 million and $159.9 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Consolidated assumed insurance in force increased to $2,478.9 billion as of September 30, 2010 from $2,274.6 billion as of September 30, 2009 due to new business production. The Company added new business production, measured by face amount of insurance in force, of $77.4 billion and $70.3 billion during the third quarter of 2010 and 2009, respectively, and $246.5 billion and $216.9 billion during the first nine months of 2010 and 2009, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced in some markets.
Consolidated investment income, net of related expenses, decreased $12.0 million, or 4.0%, and increased $76.1 million, or 9.4%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The decrease in the third quarter was largely due to a $55.1 million decrease from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. This decrease was largely offset by increased investment income from a larger average invested asset base. The increase in the first nine months was primarily due to a larger average invested asset base offset by a lower effective investment portfolio yield and a $47.2 million decrease from market value changes related to the Company’s funds withheld at interest investment associated with the reinsurance of certain EIAs, which are substantially offset by a corresponding change in interest credited to policyholder account balances resulting in an insignificant effect on net income. Average invested assets at amortized cost at September 30, 2010 totaled $15.2 billion, an 18.6% increase over September 30, 2009. The average yield earned on investments, excluding funds withheld, decreased to 5.66%, for the third quarter of 2010 from 5.71% for the third quarter of 2009. The average yield earned on investments, excluding funds withheld, decreased to 5.67% for the first nine months of 2010 from 5.71% for the first nine months of 2009. The average yield will vary from quarter to quarter and year to year depending on a number of variables, including the prevailing interest rate and credit spread environment, changes in the mix of the underlying investments and cash balances, and the timing of dividends and distributions on certain investments. A continued low interest rate environment in the U.S. is expected to put downward pressure on this yield in future reporting periods.
Total investment related gains (losses), net reflect an unfavorable change of $59.1 million and a favorable change of $89.1 million, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The unfavorable change for the third quarter was primarily due to unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $26.4 million and reinsurance treaties written on a modified coinsurance or funds withheld basis of $90.1 million, largely offset by an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $24.5 million and a decrease in investment impairments, net of non-credit related adjustments, of $16.1 million. The improvement for the first nine months is primarily due to an increase in net hedging gains related to the liabilities associated with guaranteed minimum living benefits of $302.1 million, favorable changes in the value of embedded derivatives associated with reinsurance treaties written on a modified coinsurance or funds withheld basis of $41.1 million, a decrease in investment impairments, net of non-credit related adjustments, of $62.6 million, largely offset by unfavorable changes in the embedded derivatives related to guaranteed minimum living benefits of $356.6 million. See Note 4 — “Investments” and Note 5 — “Derivative Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information on the impairment losses and derivatives. Investment income and investment related gains and losses are allocated to the operating segments based upon average assets and related capital levels deemed appropriate to support segment operations.
The effective tax rate on a consolidated basis was 35.0% and 35.3% for the third quarter of 2010 and 2009, respectively, and 35.8% and 31.8% for the first nine months of 2010 and 2009, respectively. The third quarter and first nine months of 2010 effective tax rates were affected by the expiration of the active financing exception tax rules on December 31, 2009. Since the U.S. Congress did not pass an extender package by September 30, 2010, the Company reflected an additional tax provision for the third quarter and first nine months of 2010 of approximately $5.0 million and $14.9 million, respectively. It is possible that the U.S. Congress will pass the extender package during 2010, at which time the Company would reverse these accruals. The 2009 effective tax rates were affected by the reduction of an account liability for a previously uncertain tax position and by the earnings of non-U.S. subsidiaries in which the Company is permanently reinvested whose statutory tax rates are less than the U.S. statutory tax rate.

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
U.S. Operations
U.S. operations consist of two major sub-segments: Traditional and Non-Traditional. The Traditional sub-segment primarily specializes in individual mortality-risk reinsurance and to a lesser extent, group, health and long-term care reinsurance. The Non-Traditional sub-segment consists of Asset-Intensive and Financial Reinsurance.

		Non-Traditional
For the three months ended September 30, 2010			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$930,070	$2,724	$—	$932,794
Investment income, net of related expenses	124,596	67,347	154	192,097
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(2,623)	—	(2,623)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	849	—	849
Other investment related gains (losses), net	13,009	(36,017)	(44)	(23,052)

Total investment related gains (losses), net	13,009	(37,791)	(44)	(24,826)
Other revenues	428	19,605	5,608	25,641

Total revenues	1,068,103	51,885	5,718	1,125,706

Benefits and expenses:
Claims and other policy benefits	793,270	(318)	—	792,952
Interest credited	16,698	78,078	—	94,776
Policy acquisition costs and other insurance expenses (income)	125,526	(21,682)	461	104,305
Other operating expenses	18,534	2,413	940	21,887

Total benefits and expenses	954,028	58,491	1,401	1,013,920

Income (loss) before income taxes	$114,075	$(6,606)	$4,317	$111,786

		Non-Traditional
For the three months ended September 30, 2009			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$801,406	$1,744	$—	$803,150
Investment income (loss), net of related expenses	107,088	115,777	(56)	222,809
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(13,246)	(745)	(37)	(14,028)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(3,484)	(183)	(9)	(3,676)
Other investment related gains (losses), net	(4,150)	54,776	48	50,674

Total investment related gains (losses), net	(20,880)	53,848	2	32,970
Other revenues	586	19,452	3,871	23,909

Total revenues	888,200	190,821	3,817	1,082,838

Benefits and expenses:
Claims and other policy benefits	686,057	872	—	686,929
Interest credited	15,983	69,170	—	85,153
Policy acquisition costs and other insurance expenses	108,685	80,368	289	189,342
Other operating expenses	13,692	2,537	779	17,008

Total benefits and expenses	824,417	152,947	1,068	978,432

Income before income taxes	$63,783	$37,874	$2,749	$104,406

		Non-Traditional
For the nine months ended September 30, 2010			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,766,193	$17,729	$—	$2,783,922
Investment income, net of related expenses	358,839	246,675	210	605,724
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(930)	(2,668)	—	(3,598)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	620	284	—	904
Other investment related gains (losses), net	18,888	113,495	(63)	132,320

Total investment related gains (losses), net	18,578	111,111	(63)	129,626
Other revenues	1,216	62,442	16,478	80,136

Total revenues	3,144,826	437,957	16,625	3,599,408

Benefits and expenses:
Claims and other policy benefits	2,372,001	12,142	—	2,384,143
Interest credited	49,646	181,220	—	230,866
Policy acquisition costs and other insurance expenses	388,769	161,062	1,567	551,398
Other operating expenses	57,696	8,016	3,156	68,868

Total benefits and expenses	2,868,112	362,440	4,723	3,235,275

Income before income taxes	$276,714	$75,517	$11,902	$364,133

		Non-Traditional
For the nine months ended September 30, 2009			Financial	Total
(dollars in thousands)	Traditional	Asset-Intensive	Reinsurance	U.S.

Revenues:
Net premiums	$2,395,335	$5,092	$—	$2,400,427
Investment income (loss), net of related expenses	314,265	276,771	(220)	590,816
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(65,195)	(6,532)	(166)	(71,893)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	9,860	861	22	10,743
Other investment related gains (losses), net	(20,707)	116,721	216	96,230

Total investment related gains (losses), net	(76,042)	111,050	72	35,080
Other revenues	2,076	51,537	14,560	68,173

Total revenues	2,635,634	444,450	14,412	3,094,496

Benefits and expenses:
Claims and other policy benefits	2,050,859	1,805	—	2,052,664
Interest credited	46,917	147,967	—	194,884
Policy acquisition costs and other insurance expenses	315,543	256,181	889	572,613
Other operating expenses	40,895	7,700	2,259	50,854

Total benefits and expenses	2,454,214	413,653	3,148	2,871,015

Income before income taxes	$181,420	$30,797	$11,264	$223,481

Income before income taxes for the U.S. operations segment increased by $7.4 million, or 7.1%, and $140.7 million, or 62.9%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Contributing to the increase in income in both periods was the acquisition of the Reliastar Life Insurance Company’s group life and health reinsurance business, effective January 1, 2010. In addition to the acquisition, the increase in income before income taxes for the third quarter reflects a decrease in investment impairments compared to the same period in 2009, offset by decreases in investment income and other investment related gains. The increase in income in the first nine months of 2010 was primarily due to increased investment income and other investment related gains combined with lower investment impairments compared to the same period in 2009. Included in other investment related gains (losses) is the effect that changes in credit spreads have on the fair value of embedded derivatives associated with treaties written on a modified coinsurance or funds withheld basis, which unfavorably affected the third quarter and favorably affected the first nine months of income as compared to the same periods in 2009. Decreases or increases in credit spreads result in an increase or decrease in value of the embedded derivatives, and therefore, an increase or decrease in investment related gains or losses, respectively. For additional information on impairment losses, see the discussion of “Investments” in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis.
Traditional Reinsurance
The U.S. Traditional sub-segment provides individual life reinsurance, and to a lesser extent, group, health and long-term care reinsurance, to domestic clients for a variety of life products through yearly renewable term, coinsurance and modified coinsurance agreements. These reinsurance arrangements may involve either facultative or automatic agreements. This sub-segment added new business production, measured by face amount of insurance in force, of $30.3 billion and $31.2 billion during the third quarters, and $114.9 billion and $92.5 billion during the first nine months of 2010 and 2009, respectively. Management believes industry consolidation and the established practice of reinsuring mortality risks should continue to provide opportunities for growth, albeit at rates less than historically experienced.
Income before income taxes for the U.S. Traditional sub-segment increased by $50.3 million and $95.3 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase in the third quarter and first nine months was primarily due to increases in net investment related gains of $33.9 million and $94.6 million, respectively, and income generated from the newly acquired group life and health business as compared to the same periods in 2009.
Net premiums for the U.S. Traditional sub-segment increased $128.7 million, or 16.1%, and $370.9 million, or 15.5% for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These increases in net premiums were driven primarily by the growth of total U.S. Traditional business in force. Most notably was the acquisition of ReliaStar Life Insurance Company’s group life and health reinsurance business, which contributed $77.1 million and $216.2 million of premium, in the third quarter and first nine months of 2010, respectively. At September 30, 2010, total face amount of life insurance for the U.S. Traditional sub-segment was $1,333.8 million compared to $1,276.6 million at September 30, 2009.

Net investment income increased $17.5 million, or 16.3%, and $44.6 million, or 14.2%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to growth in the invested asset base. Investment related gains increased $33.9 million and $94.6 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase in investment related gains year over year was largely due to a higher level of investment impairments recognized in 2009, combined with higher investment related gains.
Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Claims and other policy benefits as a percentage of net premiums (“loss ratios”) were 85.3% and 85.6% for the third quarter of 2010 and 2009, respectively, and 85.7% and 85.6% for the nine months ended September 30, 2010 and 2009, respectively. Although reasonably predictable over a period of years, death claims can be volatile over short-term periods.
Interest credited expense increased $0.7 million, or 4.5%, and $2.7 million, or 5.8%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These increases were driven by a treaty with a minor increase in asset base and a constant credited loan rate of 5.6%. Also contributing to the increases was the addition of a new treaty in 2010. Interest credited in this sub-segment relates to amounts credited on cash value products which also have a significant mortality component.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.5% and 13.6% for the third quarter of 2010 and 2009, respectively, and 14.1% and 13.2% for the nine months ended September 30, 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels within coinsurance-type arrangements. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary. Also, the mix of first year coinsurance business versus yearly renewable term business can cause the percentage to fluctuate from period to period.
Other operating expenses increased $4.8 million, or 35.4%, and $16.8 million, or 41.1%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase in expenses is primarily due to the acquisition of ReliaStar Life Insurance Company’s group life and health reinsurance business. Other operating expenses as a percentage of net premiums were 2.0% and 1.7% for the third quarter of 2010 and 2009, respectively, and 2.1% and 1.7% for the nine months ended September 30, 2010 and 2009, respectively.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Revenues:
Total revenues	$51,885	$190,821	$437,957	$444,450
Less:
Embedded derivatives — Modco/Funds withheld treaties	(38,652)	51,454	116,494	75,366
Guaranteed minimum benefit riders and related free standing derivatives	(167)	1,676	(7,619)	46,845

Revenues before certain derivatives	90,704	137,691	329,082	322,239

Benefits and expenses:
Total benefits and expenses	58,491	152,947	362,440	413,653
Less:
Embedded derivatives — Modco/Funds withheld treaties	(25,388)	32,090	84,668	39,209
Guaranteed minimum benefit riders and related free standing derivatives	2,761	5,113	(3,390)	81,444
Equity-indexed annuities	13,449	(1,579)	12,517	(6,800)

Benefits and expenses before certain derivatives	67,669	117,323	268,645	299,800

Income (loss) before income taxes:
Income (loss) before income taxes	(6,606)	37,874	75,517	30,797
Less:
Embedded derivatives — Modco/Funds withheld treaties	(13,264)	19,364	31,826	36,157
Guaranteed minimum benefit riders and related free standing derivatives	(2,928)	(3,437)	(4,229)	(34,599)
Equity-indexed annuities	(13,449)	1,579	(12,517)	6,800

Income before income taxes and certain derivatives	23,035	20,368	60,437	22,439

Modco/Funds Withheld Treaties— Represents the change in the fair value of embedded derivatives on funds withheld at interest associated with treaties written on a modified coinsurance or funds withheld basis, allowing for deferred acquisition expenses. Changes in the fair value of the embedded derivative are driven by changes in investment credit spreads, including the Company’s own credit spread. Generally, an increase in investment credit spreads, ignoring changes in the Company’s own credit spread, will have a negative impact on the fair value of the embedded derivative (decrease in income).
In the third quarter of 2010, the change in fair value of the embedded derivative decreased revenues by $38.7 million and related deferred acquisition expenses decreased benefits and expenses by $25.4 million, for a net negative pre-tax income impact of $13.3 million, primarily due to an increase in investment credit spreads. During the third quarter of 2009, the change in fair value of the embedded derivative increased revenues by $51.5 million and related deferred acquisition expenses increased benefits and expenses by $32.1 million, for a net positive pre-tax income impact of $19.4 million, primarily due to a decrease in investment credit spreads. In the first nine months of 2010, the change in fair value of the embedded derivative increased revenues by $116.5 million and related deferred acquisition expenses decreased benefits and expenses by $84.7 million, for a positive pre-tax income impact of $31.8 million, primarily due to a decrease in investment credit spreads. During the first nine months of 2009, the change in fair value of the embedded derivative increased revenues by $75.4 million and related deferred acquisition expenses increased benefits and expenses by $39.2 million, for a positive pre-tax income impact of $36.2 million, primarily due to a decrease in investment credit spreads.
Guaranteed Minimum Benefit Riders— Represents the impact related to guaranteed minimum benefits associated with variable annuities. The fair value changes of the guaranteed minimum benefits along with the changes in fair value of the free standing derivatives designed to hedge the liability are reflected in revenues, while the related impact on deferred acquisition expenses is reflected in benefits and expenses. In the third quarter of 2010, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, decreased revenues by $0.2 million and related deferred acquisition expenses increased benefits and expenses by $2.8 million for a negative pre-tax income impact of $2.9 million. In the third quarter of 2009, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments increased revenues by $1.7 million and related deferred acquisition expenses increased benefits and expenses by $5.1 million for a negative pre-tax income impact of $3.4 million. In the first nine months of 2010, the change in the fair value of the guaranteed minimum benefits, after allowing for changes in the associated free standing derivatives, reduced revenues by $7.6 million and related deferred acquisition expenses reduced benefits and expenses by $3.4 million for a negative pre-tax income impact of $4.2 million. In the first nine months of 2009, the change in the fair value of the guaranteed minimum benefits after allowing for changes in the associated hedge instruments increased revenues by $46.8 million and related deferred acquisition expenses increased benefits and expenses by $81.4 million for a negative pre-tax income impact of $34.6 million.

Equity-Indexed Annuities— Represents the impact of changes in the risk-free rate on the calculation of the fair value of embedded derivative liabilities associated with EIAs, after adjustments for related deferred acquisition expenses and retrocession. In the third quarter of 2010 and 2009, benefits and expenses increased $13.4 million and decreased $1.6 million, respectively. In the first nine months of 2010 and 2009, benefits and expenses increased $12.5 million and decreased $6.8 million, respectively.
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
Discussion and analysis before certain derivatives:
Income before income taxes and certain derivatives increased by $2.7 million and $38.0 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to improvement in the broader U.S. financial markets and related favorable impacts on the underlying annuity account values. Also contributing to the positive variance was an increase in capital gains in both the funds withheld and coinsurance portfolios. These investment gains increased approximately $4.7 million and $20.6 million, before deferred acquisition costs, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Higher fee income earned on the variable annuity transactions also contributed to the increased income in 2010.
Revenue before certain derivatives decreased by $47.0 million and increased by $6.8 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These variances were driven by changes in investment income related to equity options held in a funds withheld portfolio associated with equity-indexed annuity treaties. Increases and decreases in investment income related to equity options were mostly offset by corresponding increases and decreases in interest credited expense. Also affecting revenue were capital gains in both the funds withheld and coinsurance portfolios which increased approximately $4.7 million and $20.6 million, before deferred acquisition costs, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009.
The average invested asset base supporting this sub-segment increased to $5.6 billion in the third quarter of 2010 from $5.1 billion in the third quarter of 2009. The growth in the asset base was driven primarily by new business written on existing equity-indexed treaties. As of September 30, 2010, $3.9 billion of the invested assets were funds withheld at interest, of which 92.8% is associated with one client.
Benefits and expenses before certain derivatives decreased by $49.7 million and decreased by $31.2 million for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, primarily due to a change in the interest credited expense related to equity option income on funds withheld equity-indexed annuity treaties. These changes were mostly offset by corresponding changes in investment income.
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
Income before income taxes increased $1.6 million, or 57.0%, and decreased $0.6 million, or 5.7% for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase in the three months ended September 30, 2010 was attributed to new treaties effective at the end of 2009. The decrease in the first nine months of 2010 was primarily related to the absence of a one-time fee received at inception of a new treaty signed in 2009. At September 30, 2010 and 2009, the amount of reinsurance provided, as measured by pre-tax statutory surplus, was $1.1 billion and $0.9 billion, respectively. These pre-tax statutory surplus amounts include all business assumed or brokered by the Company in the U.S. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Canada Operations
The Company conducts reinsurance business in Canada through RGA Life Reinsurance Company of Canada (“RGA Canada”), a wholly-owned subsidiary. RGA Canada assists clients with capital management activity and mortality and morbidity risk management, and is primarily engaged in traditional individual life reinsurance, as well as creditor, group life and health, critical illness, and longevity reinsurance. Creditor insurance covers the outstanding balance on personal, mortgage or commercial loans in the event of death, disability or critical illness and is generally shorter in duration than traditional life insurance. During the quarter, the Company completed its first longevity reinsurance transaction, a new line of business for the Canada Operations.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Revenues:
Net premiums	$205,552	$153,430	$591,281	$446,348
Investment income, net of related expenses	41,170	34,412	123,604	96,887
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(31)	—	(107)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(8)	—	12
Other investment related gains (losses), net	6,369	(1,488)	11,949	7,643

Total investment related gains (losses), net	6,369	(1,527)	11,949	7,548
Other revenues	803	(69)	1,087	1,010

Total revenues	253,894	186,246	727,921	551,793

Benefits and expenses:
Claims and other policy benefits	186,554	123,357	504,320	367,304
Interest credited	—	—	—	75
Policy acquisition costs and other insurance expenses	26,901	38,244	116,606	107,678
Other operating expenses	6,971	5,798	20,806	16,189

Total benefits and expenses	220,426	167,399	641,732	491,246

Income before income taxes	$33,468	$18,847	$86,189	$60,547

Income before income taxes increased $14.6 million, or 77.6%, and $25.6 million, or 42.4%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase in income in the third quarter and first nine months of 2010 is primarily due to increases in investment income and net investment related gains compared to the same periods in 2009. A stronger Canadian dollar resulted in an increase in income before income taxes of approximately $0.3 million and $6.7 million in the third quarter and first nine months of 2010, respectively.
Net premiums increased $52.1 million, or 34.0%, and $144.9 million, or 32.5%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. During the quarter, the Company completed its first longevity reinsurance transaction and reported related premiums of $55.2 million, of which $43.3 represents a one-time advance premium for which the Company established a deferred profit liability. In addition, a stronger Canadian dollar contributed to an increase in net premiums of approximately $10.2 million and $64.5 million in the third quarter and first nine months of 2010 compared to 2009. Premium levels can be significantly influenced by currency fluctuations, large transactions, mix of business and reporting practices of ceding companies and therefore may fluctuate from period to period.
Net investment income increased $6.8 million, or 19.6%, and $26.7 million, or 27.6%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. A stronger Canadian dollar resulted in an increase in net investment income of approximately $1.0 million and $10.6 million in the third quarter and first nine months of 2010 compared to 2009. Investment income and investment related gains and losses are allocated to the segments based upon average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments. The increase in investment income, excluding the impact of foreign exchange, was primarily the result of an increase in the allocated asset base due to growth in the underlying business volume.
Loss ratios for this segment were 90.8% and 80.4% for the third quarter of 2010 and 2009, respectively, and 85.3% and 82.3% for the nine months ended September 30, 2010 and 2009, respectively. The higher loss ratios in 2010 are primarily the result of adverse mortality experience compared to prior-year periods and the longevity reinsurance transaction completed in the third quarter of 2010. Claims and other policy benefits, as a percentage of net premiums and investment income were 75.6% and 65.7% in the third quarter of 2010 and 2009, respectively, and 70.5% and 67.6% for the nine months ended September 30, 2010 and 2009, respectively.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 13.1% and 24.9% for the third quarter of 2010 and 2009, respectively, and 19.7% and 24.1% for the nine months ended September 30, 2010 and 2009, respectively. The decreases were largely due to the effect of increased net premiums related to the longevity reinsurance transaction completed in the third quarter of 2010.

Policy acquisition costs and other insurance expenses as a percentage of net premiums for traditional individual life business were 12.5% and 14.6% for the third quarter of 2010 and 2009, respectively, and 11.9% and 13.2% for the nine months ended September 30, 2010 and 2009, respectively. Overall, while these ratios are expected to remain in a predictable range, they may fluctuate from period to period due to varying allowance levels and product mix. In addition, the amortization pattern of previously capitalized amounts, which are subject to the form of the reinsurance agreement and the underlying insurance policies, may vary.
Other operating expenses increased by $1.2 million, or 20.2%, and $4.6 million, or 28.5%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. A stronger Canadian dollar contributed approximately $0.3 million and $1.9 million to the increase in operating expenses in the third quarter and first nine months of 2010, respectively. Other operating expenses as a percentage of net premiums were 3.4% and 3.8% for the third quarter of 2010 and 2009, respectively, and 3.5% and 3.6% for the nine months ended September 30, 2010 and 2009, respectively.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Revenues:
Net premiums	$232,962	$204,169	$660,533	$557,442
Investment income, net of related expenses	8,579	8,502	24,780	23,371
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(676)	—	(2,533)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(135)	—	361
Other investment related gains (losses), net	1,808	1,079	3,614	2,848

Total investment related gains (losses), net	1,808	268	3,614	676
Other revenues	857	102	1,803	900

Total revenues	244,206	213,041	690,730	582,389

Benefits and expenses:
Claims and other policy benefits	193,377	164,118	539,220	455,354
Policy acquisition costs and other insurance expenses	12,137	21,277	35,808	42,463
Other operating expenses	21,198	20,665	65,225	56,693

Total benefits and expenses	226,712	206,060	640,253	554,510

Income before income taxes	$17,494	$6,981	$50,477	$27,879

Income before income taxes increased $10.5 million, or 150.6% and $22.6 million, or 81.1%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase in income before income taxes for the third quarter and first nine months was primarily due to decreases in policy acquisition costs and other insurance expenses and investment impairments. Unfavorable foreign currency exchange fluctuations contributed to a decrease to income before income taxes totaling approximately $1.3 million and $2.1 million for the third quarter and first nine months of 2010, respectively.
Net premiums increased $28.8 million, or 14.1%, and $103.1 million, or 18.5%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Unfavorable foreign currency exchange fluctuations, particularly related to the British pound and the euro, decreased net premiums by approximately $12.5 million in the third quarter of 2010 compared to 2009. For the nine months ended September 30, 2010 as compared to the same period in 2009, favorable foreign currency exchange fluctuations, particularly with the South African rand, increased net premiums by approximately $1.5 million. In addition, net premiums increased as a result of new business from both new and existing treaties including an increase for the third quarter and first nine months of 2010 of $17.2 million and $45.6 million, respectively, associated with reinsurance of longevity risk in the UK.
A significant portion of the net premiums relates to critical illness coverage, primarily in the UK. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Net premiums earned from this coverage totaled $57.3 million and $54.2 million in the third quarter of 2010 and 2009, respectively, and $166.0 million and $153.2 million for the nine months ended September 30, 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and therefore can fluctuate from period to period.
Net investment income increased $0.1 million, or 0.9%, and $1.4 million, or 6.0%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These increases can be primarily attributed to growth in the invested asset base. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations.
Loss ratios were 83.0% and 80.4% for the third quarter of 2010 and 2009, respectively, and 81.6% and 81.7% for the nine months ended September 30, 2010 and 2009, respectively. The increase for the third quarter was due primarily to adverse claims experience in South Africa. The decrease for the first nine months of 2010 was due to favorable claims experience, primarily in the UK in 2010, and unfavorable claims experience in 2009. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 5.2% and 10.4% for the third quarter of 2010 and 2009, respectively, and 5.4% and 7.6% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in 2010 policy acquisition costs and other insurance expenses is related to a decrease in the amortization of deferred acquisition costs affected by the mix of business, primarily in the UK. These percentages fluctuate due to timing of client company reporting, variations in the mixture of business being reinsured and the relative maturity of the business. In addition, as the segment grows, renewal premiums, which have lower allowances than first-year premiums, represent a greater percentage of the total net premiums.
Other operating expenses increased $0.5 million, or 2.6%, and $8.5 million, or 15.0%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These increases were due to higher costs associated with maintaining and supporting the segment’s increase in business over the past several years and the Company’s recent expansion into central Europe. Other operating expenses as a percentage of net premiums totaled 9.1% and 10.1% for the third quarter of 2010 and 2009, respectively, and 9.9% and 10.2% for the nine months ended September 30, 2010 and 2009, respectively. The Company believes that sustained growth in net premiums should lessen the burden of start-up expenses and expansion costs over time.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009

Revenues:
Net premiums	$273,825	$242,350	$816,521	$715,508
Investment income, net of related expenses	17,042	15,654	51,555	43,228
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	—	(691)	—	(4,642)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	—	(370)	—	462
Other investment related gains (losses), net	1,326	4,015	3,839	4,422

Total investment related gains (losses), net	1,326	2,954	3,839	242
Other revenues	7,462	4,942	19,777	19,142

Total revenues	299,655	265,900	891,692	778,120

Benefits and expenses:
Claims and other policy benefits	220,867	182,070	648,457	574,040
Policy acquisition costs and other insurance expenses	27,373	31,833	96,964	88,788
Other operating expenses	22,932	21,072	67,582	55,274

Total benefits and expenses	271,172	234,975	813,003	718,102

Income before income taxes	$28,483	$30,925	$78,689	$60,018

Income before income taxes decreased $2.4 million, or 7.9%, and increased $18.7 million, or 31.1%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The decrease in income before income taxes for the third quarter is primarily due to more favorable segment-wide mortality experience in the prior year. The increase in the first nine months of 2010 is primarily due to an increase in premiums in all markets within the segment except Korea, compared to the same period in 2009. Foreign currency exchange fluctuations resulted in increases to income before income taxes totaling approximately $1.1 million and $7.2 million for the third quarter and first nine months of 2010, respectively.
Net premiums increased $31.5 million, or 13.0%, and $101.0 million, or 14.1%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Premiums in the third quarter of 2010 increased by $33.3 million, collectively, in Australia, Southeast Asia, Japan and Taiwan and were partially offset by decreased premiums of $3.2 million in Korea and Hong Kong, as compared to the same period in 2009. Premiums in the first nine months of 2010 increased by $107.0 million, collectively, in Australia, New Zealand, Southeast Asia, Japan and Taiwan and were partially offset by decreased premiums of $6.7 million in Korea, as compared to the same period in 2009.
Foreign currencies in certain significant markets, particularly the Australian dollar, New Zealand dollar, Korean won and Japanese yen, have strengthened against the U.S. dollar during 2010 compared to 2009. The overall effect of changes in Asia Pacific segment currencies was an increase in net premiums of approximately $17.7 million and $94.0 million for the third quarter and first nine months of 2010, respectively.
A portion of the net premiums relates to reinsurance of critical illness coverage. This coverage provides a benefit in the event of the diagnosis of a pre-defined critical illness. Reinsurance of critical illness in the Asia Pacific operations is offered primarily in South Korea, Australia and Hong Kong. Net premiums earned from this coverage totaled $46.0 million and $45.5 million in the third quarter of 2010 and 2009, respectively and $133.9 million and $128.8 million for the first nine months of 2010 and 2009, respectively. Premium levels can be significantly influenced by currency fluctuations, large transactions and reporting practices of ceding companies and can fluctuate from period to period.
Net investment income increased $1.4 million, or 8.9%, and $8.3 million, or 19.3%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These increases were primarily related to growth in the invested asset base. Also contributing to the increases were favorable changes in foreign currency exchange fluctuations of $0.4 million and $3.3 million in the third quarter and first nine months of 2010, respectively. Investment income and investment related gains and losses are allocated to the various operating segments based on average assets and related capital levels deemed appropriate to support segment operations. Investment performance varies with the composition of investments and the relative allocation of capital to the operating segments.
Other revenues increased $2.5 million, or 51.0%, and increased $0.6 million, or 3.3%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The primary source of other revenues is fees from financial reinsurance treaties in Japan. At September 30, 2010 and 2009, the amount of reinsurance assumed from client companies, as measured by pre-tax statutory surplus, was $380.8 million and $505.5 million, respectively. Fees earned from this business can vary significantly depending on the size of the transactions and the timing of their completion and, therefore, can fluctuate from period to period.
Loss ratios for this segment were 80.7% and 75.1% for the third quarter of 2010 and 2009, respectively, and 79.4% and 80.2% for the nine months ended September 30, 2010 and 2009, respectively. The increase in the loss ratio for the third quarter of 2010 was primarily attributable to an increase in claims and other policy benefits in Australia, Japan and Taiwan when compared to the more favorable results for the same period in 2009. Offsetting the increase in the third quarter of 2010 loss ratio were lower claims and other policy benefits in New Zealand and Hong Kong compared to the same period in 2009. The decrease in the loss ratio for the first nine months of 2010 is primarily attributable to lower claims and other policy benefits in New Zealand and Hong Kong compared to the same period in 2009. Although reasonably predictable over a period of years, death claims can be volatile over shorter periods. Management views recent experience as normal short-term volatility that is inherent in the business. Loss ratios will fluctuate due to timing of client company reporting, variations in the mixture of business and the relative maturity of the business.
Policy acquisition costs and other insurance expenses as a percentage of net premiums were 10.0% and 13.1% for the third quarter of 2010 and 2009, respectively, and 11.9% and 12.4% for the nine months ended September 30, 2010 and 2009, respectively. The ratio of policy acquisition costs and other insurance expenses as a percentage of net premiums should generally decline as the business matures; however, the percentage does fluctuate periodically due to timing of client company reporting and variations in the mixture of business.
Other operating expenses increased $1.9 million, or 8.8%, and $12.3 million, or 22.3%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Foreign currency exchange fluctuations contributed approximately $0.8 million and $3.4 million to the increase in operating expenses in the third quarter and first nine months of 2010, respectively. Other operating expenses as a percentage of net premiums totaled 8.4% and 8.7% for the third quarter of

2010 and 2009, respectively and 8.3% and 7.7% for the nine months ended September 30, 2010 and 2009, respectively. The timing of premium flows and the level of costs associated with the entrance into and development of new markets in the growing Asia Pacific segment may cause other operating expenses as a percentage of net premiums to fluctuate over time.
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
Revenues:
Net premiums	$2,167	$2,080	$5,524	$6,682
Investment income, net of related expenses	28,616	18,094	77,770	53,001
Investment related gains (losses), net:
Other-than-temporary impairments on fixed maturity securities	(2,281)	(1,519)	(12,225)	(9,107)
Other-than-temporary impairments on fixed maturity securities transferred to (from) accumulated other comprehensive income	(823)	189	1,327	557
Other investment related gains (losses), net	1,647	9,024	(733)	13,289

Total investment related gains (losses), net	(1,457)	7,694	(11,631)	4,739
Other revenues	2,752	3,088	6,187	51,767

Total revenues	32,078	30,956	77,850	116,189

Benefits and expenses:
Claims and other policy benefits	141	(663)	170	(111)
Interest credited	—	—	13	—
Policy acquisition costs and other insurance expenses (income)	(13,658)	(8,907)	(40,267)	(32,549)
Other operating expenses	12,421	11,860	37,274	35,237
Interest expenses	25,191	5,243	65,781	46,955
Collateral finance facility expense	2,041	2,031	5,807	6,402

Total benefits and expenses	26,136	9,564	68,778	55,934

Income before income taxes	$5,942	$21,392	$9,072	$60,255

Income before income taxes decreased $15.5 million, or 72.2%, and $51.2 million, or 84.9%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The decrease for the third quarter was primarily due to increased interest expense related to higher interest provisions for income taxes related to uncertain tax positions. The decrease for the first nine months is primarily due to the absence of the recognition of a gain on the repurchase of long-term debt of $38.9 million and a $4.8 million foreign exchange gain on the repayment of debt, recorded in other revenues in 2009 and increased interest expense related to higher interest provisions for income taxes related to uncertain tax positions partially offset by a $24.8 million increase in investment income.
Total revenues increased $1.1 million, or 3.6%, and decreased $38.3 million, or 33.0%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. The increase for the third quarter was due to increased investment income somewhat offset by a reduction in investment related gains. The decrease for the first nine months was largely due to a decrease in other revenues associated with the absence in 2010 of gains from the debt repurchase and repayment, as described above. The decrease for the first nine months was partially offset by an increase in investment income largely due to an increase in invested assets, related to the issuance of $400.0 million of senior notes in the fourth quarter of 2009.
Total benefits and expenses increased $16.6 million, or 173.3%, and $12.8 million, or 23.0%, for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. These increases were primarily due to increased interest expense related to higher interest provisions for income taxes related to uncertain tax positions and interest expense on the aforementioned senior notes issued in 2009. These increases were partially offset by lower policy acquisition costs and other insurance expenses in 2010, primarily due to increased charges to the operating segments for the use of capital.

Liquidity and Capital Resources
Current Market Environment
The U.S. and global financial markets have improved since the third quarter of 2009. Throughout the first half of 2009, the capital and credit markets experienced volatility and disruption. This environment was driven by, among other things, heightened concerns over conditions in the U.S. housing and mortgage markets, the availability and cost of credit, the health of U.S. and global financial institutions, a decline in business and consumer confidence and increased unemployment. Turmoil in the U.S. and global financial markets resulted in bankruptcies, credit defaults, consolidations and government interventions.
Results of operations in the first nine months of 2010 reflect a favorable change in the value of embedded derivatives as credit spreads have tightened during the year. Gross unrealized losses in the Company’s fixed maturity and equity securities available-for-sale have improved from $687.2 million at September 30, 2009 to $298.3 million at September 30, 2010. Likewise, gross unrealized gains have also improved.
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
Cash Flows
The Company’s net cash flows provided by operating activities for the nine months ended September 30, 2010 and 2009 were $1,330.3 million and $902.9 million, respectively. Cash flows from operating activities are affected by the timing of premiums received, claims paid, and working capital changes. The $427.4 million net increase in operating cash flows during the nine months of 2010 compared to the same period in 2009 was primarily a result of cash inflows related to premiums and investment income increasing more than cash outflows related to claims, acquisition costs, income taxes and other operating expenses. Cash from premiums and investment income increased $703.3 million and $68.5 million, respectively, and was offset by higher cash outlays of $344.4 million for the current nine month period. The Company believes the short-term cash requirements of its business operations will be sufficiently met by the positive cash flows generated. Additionally, the Company believes it maintains a high quality fixed maturity portfolio that can be sold, if necessary, to meet the Company’s short- and long-term obligations.
Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $1,209.4 million and $924.9 million, respectively. The sales and purchases of fixed maturity securities are related to the management of the Company’s investment portfolios and the investment of excess cash generated by operating and financing activities.
Net cash used in financing activities for the nine months ended September 30, 2010 and 2009 was $13.2 million and $323.4 million, respectively. The decrease in cash used in financing activities was primarily due to a $258.5 million increase in the cash collateral received under derivative contracts due to a change in the value of the underlying derivatives and a $62.5 million decrease related to the repurchase and repayment of long-term debt reflected in 2009.
Debt and Preferred Securities
As of September 30, 2010 and December 31, 2009, the Company had $1,216.3 million and $1,216.1 million, respectively, in outstanding borrowings under its debt agreements and was in compliance with all covenants under those agreements.
The Company maintains three revolving credit facilities, including a syndicated credit facility with an overall capacity of

$750.0 million that expires in September 2012. The Company may borrow cash and may obtain letters of credit in multiple currencies under this facility. As of September 30, 2010, the Company had no cash borrowings outstanding and $278.6 million in issued, but undrawn, letters of credit under this facility. The Company’s other credit facilities consist of a £15.0 million credit facility that expires in May 2012, and an A$50.0 million Australian credit facility that expires in March 2011, with no outstanding balances as of September 30, 2010.
As of September 30, 2010, the average interest rate on all long-term and short-term debt outstanding, excluding the Company-obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (“Trust Preferred Securities”), was 6.38%. Interest is expensed on the face amount, or $225 million, of the Trust Preferred Securities at a rate of 5.75%.
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
The Company’s liquidity position (cash and cash equivalents and short-term investments) was $718.2 million and $633.1 million at September 30, 2010 and December 31, 2009, respectively. The increase in the Company’s liquidity position from December 31, 2009 is primarily due to the timing of investment activity. Liquidity needs are determined from valuation analyses conducted by operational units and are driven by product portfolios. Periodic evaluations of demand liabilities and short-term liquid assets are designed to adjust specific portfolios, as well as their durations and maturities, in response to anticipated liquidity needs.
The Company periodically sells investment securities under agreements to repurchase the same securities. These arrangements are used for purposes of short-term financing. There were no securities subject to these agreements outstanding at September 30, 2010 or December 31, 2009. The Company also occasionally enters into arrangements to purchase securities under agreements to resell the same securities. Amounts outstanding, if any, are reported in cash and cash equivalents. These agreements are primarily used as yield enhancement alternatives to other cash equivalent investments. There were no amounts outstanding at September 30, 2010 or December 31, 2009.
RGA Reinsurance is a member of the Federal Home Loan Bank of Des Moines (“FHLB”) and holds $18.9 million in common stock of the FHLB, which is included in other invested assets on the Company’s condensed consolidated balance sheets. RGA Reinsurance occasionally enters into traditional funding agreements with the FHLB, but had no outstanding traditional funding agreements with the FHLB at September 30, 2010 and December 31, 2009.
In addition, RGA Reinsurance has also entered into funding agreements with the FHLB under guaranteed investment contracts whereby RGA Reinsurance has issued the funding agreements in exchange for cash and for which the FHLB has been granted a blanket lien on RGA Reinsurance’s commercial and residential mortgage-backed securities and commercial mortgage loans used to collateralize RGA Reinsurance’s obligations under the funding agreements. RGA Reinsurance maintains control over these pledged assets, and may use, commingle, encumber or dispose of any portion of the collateral as long as there is no event of default and the remaining qualified collateral is sufficient to satisfy the collateral maintenance level. The funding agreements and the related security agreements represented by this blanket lien provide that upon any event of default by RGA Reinsurance, the FHLB’s recovery is limited to the amount of RGA Reinsurance’s liability under the outstanding funding agreements. The amount of the Company’s liability for the funding agreements with the FHLB under guaranteed investment contracts was $199.3 million and $399.3 million at September 30, 2010 and December 31, 2009, respectively, which is included in interest sensitive contract liabilities. The advances on these agreements are collateralized primarily by commercial and residential mortgage-backed securities and commercial mortgage loans.
Investments
The Company had total cash and invested assets of $22.9 billion and $19.7 billion at September 30, 2010 and December 31, 2009, respectively, as illustrated below (dollars in thousands):

	September 30, 2010	December 31, 2009
Fixed maturity securities, available-for-sale	$14,169,930	$11,763,358
Mortgage loans on real estate	863,873	791,668
Policy loans	1,173,148	1,136,564
Funds withheld at interest	5,276,511	4,895,356
Short-term investments	84,091	121,060
Other invested assets	738,830	516,086
Cash and cash equivalents	634,075	512,027

Total cash and invested assets	$22,940,458	$19,736,119

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

	Three months ended September 30,			Nine months ended September 30,
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Average invested assets at amortized cost	$15,763,396	$13,340,365	18.2%	$15,205,358	$12,816,614	18.6%
Net investment income	218,546	186,457	17.2%	642,144	544,580	17.9%
Investment yield (ratio of net investment income to average invested assets)	5.66%	5.71%	(5) bps	5.67%	5.71%	(4) bps
Investment yield decreased for the three months ended September 30, 2010 due primarily to slightly lower yields on several asset classes including fixed maturity securities, mortgage loans and policy loans. The lower yields are due primarily to a lower interest rate environment which decreases the yield on new investment purchases. All investments held by RGA and its subsidiaries are monitored for conformance to the qualitative and quantitative limits prescribed by the applicable jurisdiction’s insurance laws and regulations. In addition, the operating companies’ boards of directors periodically review their respective investment portfolios. The Company’s investment strategy is to maintain a predominantly investment-grade, fixed maturity portfolio, to provide adequate liquidity for expected reinsurance obligations, and to maximize total return through prudent asset management. The Company’s asset/liability duration matching differs between operating segments. The average duration for all the Company’s portfolios, when consolidated, ranges between eight and ten years. However, based on Canadian reserve requirements, the Canadian liabilities are matched with long-duration Canadian assets, and therefore, the duration of the Canadian portfolio exceeds twenty years. See Note 4 — “Investments” in the Notes to Consolidated Financial Statements of the 2009 Annual Report for additional information regarding the Company’s investments.
Fixed Maturity and Equity Securities Available-for-Sale
The following tables provide information relating to investments in fixed maturity securities and equity securities by sector as of September 30, 2010 and December 31, 2009 (dollars in thousands):

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
September 30, 2010:	Cost	Gains	Losses	Value	Total	in AOCI

Available-for-sale:
U.S. corporate securities	$4,499,821	$433,193	$81,964	$4,851,050	34.3%	$—
Canadian and Canadian provincial governments	2,206,641	727,257	260	2,933,638	20.7	—
Residential mortgage-backed securities	1,520,269	63,274	22,255	1,561,288	11.0	(1,902)
Foreign corporate securities	2,158,647	170,202	12,797	2,316,052	16.3	—
Asset-backed securities	457,047	13,697	56,229	414,515	2.9	(5,203)
Commercial mortgage-backed securities	1,257,835	87,145	109,131	1,235,849	8.7	(9,493)
U.S. government and agencies	233,512	21,787	10	255,289	1.8	—
State and political subdivisions	133,955	1,211	7,718	127,448	0.9	—
Other foreign government securities	465,389	12,309	2,897	474,801	3.4	—

Total fixed maturity securities	$12,933,116	$1,530,075	$293,261	$14,169,930	100.0%	$(16,598)

Non-redeemable preferred stock	$109,416	$5,394	$4,507	$110,303	73.3%
Other equity securities	34,397	6,217	536	40,078	26.7

Total equity securities	$143,813	$11,611	$5,043	$150,381	100.0%

						Other-than-
				Estimated		temporary
	Amortized	Unrealized	Unrealized	Fair	% of	impairments
December 31, 2009:	Cost	Gains	Losses	Value	Total	in AOCI

Available-for-sale:
U.S. corporate securities	$3,689,797	$180,635	$147,384	$3,723,048	31.7%	$—
Canadian and Canadian provincial governments	1,984,475	394,498	25,746	2,353,227	20.0	—
Residential mortgage-backed securities	1,494,021	32,538	70,015	1,456,544	12.4	(7,018)
Foreign corporate securities	1,627,806	77,340	33,398	1,671,748	14.2	—
Asset-backed securities	522,760	9,307	80,131	451,936	3.8	(2,194)
Commercial mortgage-backed securities	1,177,621	20,670	169,427	1,028,864	8.7	(13,690)
U.S. government and agencies	540,001	1,085	15,027	526,059	4.5	—
State and political subdivisions	107,233	273	17,744	89,762	0.8	—
Other foreign government securities	473,243	2,198	13,271	462,170	3.9	—

Total fixed maturity securities	$11,616,957	$718,544	$572,143	$11,763,358	100.0%	$(22,902)

Non-redeemable preferred stock	$123,648	$1,878	$12,328	$113,198	66.0%
Other equity securities	58,008	760	409	58,359	34.0

Total equity securities	$181,656	$2,638	$12,737	$171,557	100.0%

The Company’s fixed maturity securities are invested primarily in U.S. and foreign corporate bonds, mortgage- and asset-backed securities, and U.S. and Canadian government securities. As of September 30, 2010 and December 31, 2009, approximately 95.1% and 94.8%, respectively, of the Company’s consolidated investment portfolio of fixed maturity securities was investment grade.
Important factors in the selection of investments include diversification, quality, yield, total rate of return potential and call protection. The relative importance of these factors is determined by market conditions and the underlying product or portfolio characteristics. Cash equivalents are invested in high-grade money market instruments. The largest asset class in which fixed maturity securities were invested was in corporate securities, which represented approximately 50.6% of fixed maturity securities as of September 30, 2010, compared to 45.9% at December 31, 2009. The table below shows the major industry types and weighted average credit ratings, which comprise the U.S. and foreign corporate fixed maturity holdings at (dollars in thousands):

		Estimated		Average Credit
September 30, 2010:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,554,491	$1,613,466	22.5%	A-
Industrial	2,253,731	2,475,680	34.5	BBB+
Foreign (1)	2,158,647	2,316,052	32.3	A+
Utility	688,293	758,115	10.6	BBB+
Other	3,306	3,789	0.1	AA-

Total	$6,658,468	$7,167,102	100.0%	A-

		Estimated		Average Credit
December 31, 2009:	Amortized Cost	Fair Value	% of Total	Ratings
Finance	$1,411,464	$1,358,925	25.2%	A-
Industrial	1,670,610	1,735,522	32.2	BBB+
Foreign (1)	1,627,352	1,671,090	30.9	A
Utility	603,958	624,710	11.6	BBB+
Other	4,219	4,549	0.1	A

Total	$5,317,603	$5,394,796	100.0%	A-

(1)	Includes U.S. dollar-denominated debt obligations of foreign obligors and other foreign investments.
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
The quality of the Company’s available-for-sale fixed maturity securities portfolio, as measured at fair value and by the percentage of fixed maturity securities invested in various ratings categories, relative to the entire available-for-sale fixed maturity security portfolio, at September 30, 2010 and December 31, 2009 was as follows (dollars in thousands):

		September 30, 2010			December 31, 2009
NAIC			Estimated			Estimated
Designation	Rating Agency Designation	Amortized Cost	Fair Value	% of Total	Amortized Cost	Fair Value	% of Total
1	AAA/AA/A	$9,362,432	$10,447,663	73.7%	$8,457,812	$8,716,920	74.1%
2	BBB	2,778,394	3,030,667	21.4	2,401,885	2,433,144	20.7
3	BB	471,013	440,012	3.1	455,539	381,242	3.3
4	B	237,136	185,668	1.3	210,252	145,206	1.2
5	CCC and lower	63,033	44,683	0.3	75,486	70,165	0.6
6	In or near default	21,108	21,237	0.2	15,983	16,681	0.1

	Total	$12,933,116	$14,169,930	100.0%	$11,616,957	$11,763,358	100.0%

The Company’s fixed maturity portfolio includes structured securities. The following table shows the types of structured securities the Company held at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Residential mortgage-backed securities:
Agency	$682,621	$728,354	$771,787	$797,354
Non-agency	837,648	832,934	722,234	659,190

Total residential mortgage-backed securities	1,520,269	1,561,288	1,494,021	1,456,544
Commercial mortgage-backed securities	1,257,835	1,235,849	1,177,621	1,028,864
Asset-backed securities	457,047	414,515	522,760	451,936

Total	$3,235,151	$3,211,652	$3,194,402	$2,937,344

The residential mortgage-backed securities include agency-issued pass-through securities and collateralized mortgage obligations. A majority of the agency-issued pass-through securities are guaranteed or otherwise supported by the Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, or the Government National Mortgage Association. As of September 30, 2010 and December 31, 2009, the weighted average credit rating was “AA+”. The principal risks inherent in holding mortgage-backed securities are prepayment and extension risks, which will affect the timing of when cash will be received and are dependent on the level of mortgage interest rates. Prepayment risk is the unexpected increase in principal payments, primarily as a result of owner refinancing. Extension risk relates to the unexpected slowdown in principal payments. In addition, mortgage-backed securities face default risk should the borrower be unable to pay the contractual interest or principal on their obligation. The Company monitors its mortgage-backed securities to mitigate exposure to the cash flow uncertainties associated with these risks.
As of September 30, 2010 and December 31, 2009, the Company had exposure to commercial mortgage-backed securities with amortized costs totaling $1,782.6 million and $1,655.0 million, and estimated fair values of $1,758.4 million and $1,439.1 million, respectively. Those amounts include exposure to commercial mortgage-backed securities held directly in the Company’s investment portfolios within fixed maturity securities, as well as securities held by ceding companies that support the Company’s funds withheld at interest investment. The securities are highly rated with weighted average S&P credit ratings of approximately “AA-” at September 30, 2010 and “AA” at December 31, 2009. Approximately 54.6% and 65.1%, based on estimated fair value, were classified in the “AAA” category at September 30, 2010 and December 31, 2009, respectively. The Company recorded $2.6 million and $6.6 million in other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the third quarter and first nine months of 2010. The Company recorded $2.6 million and $2.9 million in other-than-temporary impairments in its direct investments in commercial mortgage-backed securities during the third quarter and first nine months ended September 30, 2009. The following tables summarize the securities by rating and underwriting year at September 30, 2010 and December 31, 2009 (dollars in thousands):

	AAA		AA		A
September 30, 2010:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$289,974	$317,843	$93,501	$94,950	$76,955	$70,908
2006	306,784	325,261	54,545	59,045	47,969	48,061
2007	243,695	260,372	29,494	23,721	88,789	93,735
2008	29,089	35,673	45,420	49,867	—	—
2009	2,773	3,027	3,089	3,672	6,757	9,111
2010	17,744	18,527	—	—	5,970	6,499

Total	$890,059	$960,703	$226,049	$231,255	$226,440	$228,314

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$70,791	$65,442	$36,149	$28,955	$567,370	$578,098
2006	34,892	31,465	53,922	33,533	498,112	497,365
2007	86,680	87,545	133,742	76,628	582,400	542,001
2008	—	—	23,850	14,593	98,359	100,133
2009	—	—	—	—	12,619	15,810
2010	—	—	—	—	23,714	25,026

Total	$192,363	$184,452	$247,663	$153,709	$1,782,574	$1,758,433

	AAA		AA		A
December 31, 2009:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$398,619	$403,551	$57,602	$51,754	$75,449	$55,124
2006	292,369	280,475	41,649	34,854	41,128	34,859
2007	223,827	216,853	6,922	2,267	64,860	56,996
2008	19,050	19,790	29,211	26,617	—	—
2009	16,638	16,422	1,485	1,532	—	—

Total	$950,503	$937,091	$136,869	$117,024	$181,437	$146,979

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$47,616	$33,986	$28,298	$19,457	$607,584	$563,872
2006	26,257	19,091	47,951	22,392	449,354	391,671
2007	82,460	68,428	128,193	62,440	506,262	406,984
2008	—	—	25,384	12,204	73,645	58,611
2009	—	—	—	—	18,123	17,954

Total	$156,333	$121,505	$229,826	$116,493	$1,654,968	$1,439,092

Asset-backed securities include credit card and automobile receivables, subprime securities, home equity loans, manufactured housing bonds and collateralized debt obligations. The Company’s asset-backed securities are diversified by issuer and contain both floating and fixed rate securities and had a weighted average credit rating of “AA-” at September 30, 2010 and “AA” at December 31, 2009. The Company owns floating rate securities that represent approximately 16.5% and 19.0% of the total fixed maturity securities at September 30, 2010 and December 31, 2009, respectively. These investments have a higher degree of income variability than the other fixed income holdings in the portfolio due to the floating rate nature of the interest payments. The Company holds these investments to match specific floating rate liabilities primarily reflected in the condensed consolidated balance sheets as collateral finance facility. In addition to the risks associated with floating rate securities, principal risks in holding asset-backed securities are structural, credit and capital market risks. Structural risks include the securities’ priority in the issuer’s capital structure, the adequacy of and ability to realize proceeds from collateral, and the potential for prepayments. Credit risks include consumer or corporate credits such as credit card holders, equipment lessees, and corporate obligors. Capital market risks include general level of interest rates and the liquidity for these securities in the marketplace.
As of September 30, 2010 and December 31, 2009, the Company held investments in securities with subprime mortgage exposure with amortized costs totaling $150.0 million and $164.6 million, and estimated fair values of $114.7 million and $104.3 million, respectively. Those amounts include exposure to subprime mortgages through securities held directly in the Company’s investment portfolios within asset-backed securities, as well as securities backing the Company’s funds withheld at interest investment. The weighted average S&P credit ratings on these securities was approximately “BBB-” at September 30, 2010 and “BBB+” at December 31, 2009. Historically, these securities have been highly rated, however, in recent years have been downgraded by rating agencies, although the weighted average rating remains investment-grade. Additionally, the Company has largely avoided directly investing in securities originated since the second half of 2005, which management believes was a period of lessened underwriting quality. While ratings and vintage year are important factors to consider, the tranche seniority and evaluation of forecasted future losses within a tranche is critical to the valuation of these types of securities. The Company recorded $2.3 million and $2.7 million in other-than-temporary impairments in its subprime portfolio during the third quarter and first nine months of 2010, respectively. The Company recorded $4.5 million and $25.3 million, respectively, of other-than-temporary impairments in its subprime portfolio, during the third quarter and first nine months of 2009. The following tables summarize the securities by rating and underwriting year at September 30, 2010 and December 31, 2009 (dollars in thousands):

	AAA		AA		A
September 30, 2010:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$18,905	$17,654	$21,115	$23,647	$9,855	$9,085
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2010	—	—	—	—	—	—

Total	$18,905	$17,654	$21,115	$23,647	$9,855	$9,085

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,322	$18,621	$69,082	$39,752	$141,279	$108,759
2006	—	—	3,300	2,410	3,300	2,410
2007	—	—	5,399	3,561	5,399	3,561
2008 - 2010	—	—	—	—	—	—

Total	$22,322	$18,621	$77,781	$45,723	$149,978	$114,730

	AAA		AA		A
December 31, 2009:		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779
2006	—	—	—	—	—	—
2007	—	—	—	—	—	—
2008 - 2009	—	—	—	—	—	—

Total	$22,816	$18,780	$39,873	$33,014	$17,017	$9,779

	BBB		Below Investment Grade		Total
		Estimated		Estimated		Estimated
Underwriting Year	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
2005 & Prior	$24,394	$12,593	$39,203	$18,686	$143,303	$92,852
2006	4,985	1,507	4,566	2,563	9,551	4,070
2007	—	—	11,709	7,372	11,709	7,372
2008 - 2009	—	—	—	—	—	—

Total	$29,379	$14,100	$55,478	$28,621	$164,563	$104,294

Alternative residential mortgage loans (“Alt-A”) are a classification of mortgage loans where the risk profile of the borrower falls between prime and sub-prime. At September 30, 2010 and December 31, 2009, the Company’s Alt-A mortgage-backed securities had an amortized cost of $145.4 million and $176.6 million, respectively, with an unrealized loss of $0.6 million and $21.9 million, respectively. As of September 30, 2010 and December 31, 2009, 53.8% and 56.4%, respectively, of the Alt-A securities were rated “AA-” or better. This amount includes securities directly held by the Company and securities backing the Company’s funds withheld at interest investment. The Company recorded $1.7 million in other-than-temporary impairments in the first nine months of 2010 in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities would not be received. The Company recorded $2.8 million, and $13.0 million in other-than-temporary impairments in the third quarter and first nine months of 2009, respectively, in its Alt-A portfolio due primarily to the increased likelihood that some or all of the remaining scheduled principal and interest payments on select securities would not be received.
At September 30, 2010 and December 31, 2009, the Company’s fixed maturity and funds withheld portfolios included approximately $653.8 million and $601.8 million, respectively, in estimated fair value, of securities that are insured by various financial guarantors, or less than five percent of consolidated investments. The securities are diversified between municipal bonds and asset-backed securities with well diversified collateral pools. The Company held investment-grade securities issued by financial guarantors totaling $8.3 million in amortized cost at September 30, 2010 and December 31, 2009.
The Company does not invest in the common equity securities of Fannie Mae and Freddie Mac, both government sponsored entities; however, as of September 30, 2010 and December 31, 2009, the Company held in its general portfolio $60.1 million, amortized cost in direct exposure in the form of senior unsecured agency and preferred securities. Additionally, as of September 30, 2010 and December 31, 2009, the portfolios held by the Company’s ceding companies that support its funds withheld asset contain approximately $523.3 million and $543.6 million, respectively, in amortized cost of unsecured agency bond holdings and no equity exposure. As of September 30, 2010 and December 31, 2009, indirect exposure in the form of secured, structured mortgaged securities issued by Fannie Mae and Freddie Mac totaled approximately $0.9 billion, in amortized cost across the Company’s general and funds withheld portfolios. Including the funds withheld portfolios, the Company’s direct holdings in the form of preferred securities had a total book value of $0.7 million at September 30, 2010 and December 31, 2009, respectively.
The Company monitors its fixed maturity and equity securities to determine impairments in value and evaluates factors such as financial condition of the issuer, payment performance, the length of time and the extent to which the market value has been below amortized cost, compliance with covenants, general market conditions and industry sector, current intent and ability to hold securities and various other subjective factors. Based on management’s judgment, securities determined to have an other-than-temporary impairment in value are written down to fair value. The Company recorded $4.9 million and $13.6 million in other-than-temporary impairments in its fixed maturity and equity securities, including $4.9 million and $13.0 million of other-than-temporary impairment losses on Subprime / Alt-A / Other structured securities, in the third quarter and first nine months of 2010, respectively, primarily due to a decline in value of structured securities with exposure to commercial mortgages. The Company recorded $20.9 million and $81.6 million in other-than-temporary impairments in its fixed maturity and equity securities in the third quarter and first nine months of 2009, respectively. The impairments in 2009 were due primarily to the turmoil in the U.S. and global financial markets which has resulted in bankruptcies, credit defaults, consolidations and government interventions. The table below summarizes other-than-temporary impairments for the third quarter and first nine months of 2010 and 2009 (dollars in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Asset Class	2010	2009	2010	2009
Subprime / Alt-A / Other structured securities	$4,867	$15,902	$12,999	$49,945
Corporate / Other fixed maturity securities	11	5,043	593	26,202
Equity securities	—	—	32	5,430
Other	5,087	4,790	7,482	7,755

Total	$9,965	$25,735	$21,106	$89,332

During the three months ended September 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $97.6 million and $191.7 million at gross losses of $7.8 million and $23.8 million, respectively, or at 92.6% and 89.0% of amortized cost, respectively. During the nine months ended September 30, 2010 and 2009, the Company sold fixed maturity securities and equity securities with fair values of $497.0 million and $514.3 million at gross losses of $22.0 million and $62.3 million, respectively, or at 95.8% and 89.2% of amortized cost, respectively. The Company generally does not engage in short-term buying and selling of securities.
At September 30, 2010 and December 31, 2009, the Company had $298.3 million and $584.9 million, respectively, of gross unrealized losses related to its fixed maturity and equity securities. The distribution of the gross unrealized losses related to these securities is shown below.

	September 30,	December 31,
	2010	2009
Sector:
U.S. corporate securities	29%	26%
Canadian and Canada provincial governments	—	4
Residential mortgage-backed securities	7	12
Foreign corporate securities	4	7
Asset-backed securities	19	14
Commercial mortgage-backed securities	37	29
State and political subdivisions	3	3
U.S. government and agencies	—	3
Other foreign government securities	1	2

Total	100%	100%

Industry:
Finance	24%	25%
Asset-backed	19	13
Industrial	8	7
Mortgage-backed	44	41
Government	4	12
Utility	1	2

Total	100%	100%

The following table presents total gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for 601 and 1,316 fixed maturity securities and equity securities as of September 30, 2010 and December 31, 2009, respectively, where the estimated fair value had declined and remained below amortized cost by the indicated amount (dollars in thousands):

	September 30, 2010			December 31, 2009
		Gross			Gross
	Number of	Unrealized		Number of	Unrealized
	Securities	Losses	% of Total	Securities	Losses	% of Total
Less than 20%	482	$89,690	30.1%	1,112	$254,075	43.4%
20% or more for less than six months	101	166,714	55.9	38	69,322	11.9
20% or more for six months or greater	18	41,900	14.0	166	261,483	44.7

Total	601	$298,304	100.0%	1,316	$584,880	100.0%

As of September 30, 2010 and December 31, 2009, respectively, 55.8% and 71.4% of these gross unrealized losses were associated with securities that were investment grade. The Company has experienced a significant recovery of market value since December 31, 2009. The amount of the unrealized loss on these securities was primarily attributable to a widening of credit default spreads since the time securities were purchased.
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
The following tables present the estimated fair values and gross unrealized losses, including other-than-temporary impairment losses reported in AOCI, for the 601 and 1,316 fixed maturity securities and equity securities that have estimated fair values below amortized cost as of September 30, 2010 and December 31, 2009, respectively (dollars in thousands). These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
September 30, 2010:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$78,777	$19,484	$276,688	$45,918	$355,465	$65,402
Canadian and Canadian provincial governments	61,724	243	4,526	17	66,250	260
Residential mortgage-backed securities	193,986	6,315	120,680	6,346	314,666	12,661
Foreign corporate securities	165,983	170	147,561	9,219	313,544	9,389
Asset-backed securities	18,695	1,408	147,091	29,488	165,786	30,896
Commercial mortgage-backed securities	78,393	9,221	113,820	27,037	192,213	36,258
U.S. government and agencies	1,817	10	—	—	1,817	10
State and political subdivisions	13,319	635	30,221	4,873	43,540	5,508
Other foreign government securities	69,996	183	43,042	2,714	113,038	2,897

Total investment grade securities	682,690	37,669	883,629	125,612	1,566,319	163,281

Non-investment grade securities:
U.S. corporate securities	29,322	6,987	107,501	9,575	136,823	16,562
Asset-backed securities	2,388	6,192	26,243	19,141	28,631	25,333
Foreign corporate securities	1,762	3,408	—	—	1,762	3,408
Residential mortgage-backed securities	51	11	51,812	9,583	51,863	9,594
Commercial mortgage-backed securities	—	—	70,162	72,873	70,162	72,873
State and political subdivisions	—	—	5,914	2,210	5,914	2,210

Total non-investment grade securities	33,523	16,598	261,632	113,382	295,155	129,980

Total fixed maturity securities	$716,213	$54,267	$1,145,261	$238,994	$1,861,474	$293,261

Non-redeemable preferred stock	$11,396	$513	$29,019	$3,994	$40,415	$4,507
Other equity securities	6,606	271	1,044	265	7,650	536

Total equity securities	$18,002	$784	$30,063	$4,259	$48,065	$5,043

Total number of securities in an unrealized loss position	203		398		601

	Less than 12 months		12 months or greater		Total
		Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
December 31, 2009:	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment grade securities:
U.S. corporate securities	$373,049	$27,625	$679,908	$89,711	$1,052,957	$117,336
Canadian and Canadian provincial governments	494,718	15,374	135,315	10,372	630,033	25,746
Residential mortgage-backed securities	402,642	23,671	197,320	20,185	599,962	43,856
Foreign corporate securities	362,406	5,262	182,300	24,693	544,706	29,955
Asset-backed securities	48,651	1,927	166,603	57,262	215,254	59,189
Commercial mortgage-backed securities	177,360	10,312	425,793	79,297	603,153	89,609
U.S. government and agencies	496,514	15,027	—	—	496,514	15,027
State and political subdivisions	34,612	3,397	40,945	11,437	75,557	14,834
Other foreign government securities	240,216	8,370	30,321	4,901	270,537	13,271

Total investment grade securities	2,630,168	110,965	1,858,505	297,858	4,488,673	408,823

Non-investment grade securities:
U.S. corporate securities	35,477	11,293	168,375	18,755	203,852	30,048
Asset-backed securities	6,738	3,256	24,408	17,686	31,146	20,942
Foreign corporate securities	1,755	17	3,771	3,426	5,526	3,443
Residential mortgage-backed securities	10,657	1,909	66,756	24,250	77,413	26,159
Commercial mortgage-backed securities	—	—	57,179	79,818	57,179	79,818
State and political subdivisions	—	—	5,170	2,910	5,170	2,910

Total non-investment grade securities	54,627	16,475	325,659	146,845	380,286	163,320

Total fixed maturity securities	$2,684,795	$127,440	$2,184,164	$444,703	$4,868,959	$572,143

Non-redeemable preferred stock	$8,320	$1,263	$68,037	$11,065	$76,357	$12,328
Other equity securities	5	15	7,950	394	7,955	409

Total equity securities	$8,325	$1,278	$75,987	$11,459	$84,312	$12,737

Total number of securities in an unrealized loss position	582		734		1,316

As of September 30, 2010, the Company does not intend to sell these fixed maturity securities and does not believe it is more likely than not that it will be required to sell these fixed maturity securities before the recovery of the fair value up to the current amortized cost of the investment, which may be maturity. However, as facts and circumstances change, the Company may sell fixed maturity securities in the ordinary course of managing its portfolio to meet diversification, credit quality, asset-liability management and liquidity guidelines.
As of September 30, 2010, the Company has the ability and intent to hold the equity securities until the recovery of the fair value up to the current cost of the investment. However, from time to time if facts and circumstances change, the Company may sell equity securities in the ordinary course of managing its portfolio to meet diversification, credit quality and liquidity guidelines.
As of September 30, 2010 and December 31, 2009, respectively, the Company classified approximately 10.7% and 15.3% of its fixed maturity securities in the Level 3 category (refer to Note 6 — “Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for additional information). These securities primarily consist of private placement corporate securities with an inactive trading market and asset-backed securities with subprime exposure in the Level 3 category due to the current market uncertainty associated with these securities and the Company’s utilization of information from third parties.
Mortgage Loans on Real Estate
Mortgage loans represented approximately 3.8% and 4.0% of the Company’s cash and invested assets as of September 30, 2010 and December 31, 2009, respectively. The Company’s mortgage loan portfolio consists principally of investments in U.S.-based commercial offices, light industrial properties and retail locations. The mortgage loan portfolio is diversified by geographic region and property type.
Valuation allowances on mortgage loans are established based upon losses expected by management to be realized in connection with future dispositions or settlement of mortgage loans, including foreclosures. The valuation allowances are established after management considers, among other things, the value of underlying collateral and payment capabilities of debtors. Any subsequent adjustments to the valuation allowances will be treated as investment gains or losses. Information regarding the Company’s loan valuation allowances for mortgage loans as of September 30, 2010 and 2009 are as follows (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Balance, beginning of period	$5,784	$526
Additions	7,484	6,836
Deductions	—	(2,294)

Balance, end of period	$13,268	$5,068

Information regarding the portion of the Company’s mortgage loans that were impaired as of September 30, 2010 and December 31, 2009 is as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Impaired loans with valuation allowances	$33,827	$14,967
Impaired loans without valuation allowances	16,901	14,317

Subtotal	50,728	29,284
Less: Valuation allowances on impaired loans	13,268	5,784

Impaired loans	$37,460	$23,500

The Company’s average investment per impaired loan was $4.2 million and $3.2 million as of September 30, 2010 and December 31, 2009, respectively. Interest income on impaired loans was $0.5 million and $0.7 million for the three and nine months ended September 30, 2010 and $0.5 million and $0.6 million for the three and nine months ended 2009, respectively.
Policy Loans
Policy loans comprised approximately 5.1% and 5.8% of the Company’s cash and invested assets as of September 30, 2010 and December 31, 2009, respectively, substantially all of which are associated with one client. These policy loans present no credit risk because the amount of the loan cannot exceed the obligation due the ceding company upon the death of the insured or surrender of the underlying policy. The provisions of the treaties in force and the underlying policies determine the policy loan interest rates. Because policy loans represent premature distributions of policy liabilities, they have the effect of reducing future disintermediation risk. In addition, the Company earns a spread between the interest rate earned on policy loans and the interest rate credited to corresponding liabilities.

Funds Withheld at Interest
Funds withheld at interest comprised approximately 23.0% and 24.8% of the Company’s cash and invested assets as of September 30, 2010 and December 31, 2009, respectively. For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance basis, assets equal to the net statutory reserves are withheld and legally owned and managed by the ceding company, and are reflected as funds withheld at interest on the Company’s condensed consolidated balance sheet. In the event of a ceding company’s insolvency, the Company would need to assert a claim on the assets supporting its reserve liabilities. However, the risk of loss to the Company is mitigated by its ability to offset amounts it owes the ceding company for claims or allowances with amounts owed to the Company from the ceding company. Interest accrues to these assets at rates defined by the treaty terms. Additionally, under certain treaties the Company is subject to the investment performance on the withheld assets, although it does not directly control them. These assets are primarily fixed maturity investment securities and pose risks similar to the fixed maturity securities the Company owns. The underlying portfolios also include options related to equity-indexed annuity products. The market value changes associated with these investments have caused some volatility in reported investment income. This is largely offset by a corresponding change in interest credited, with minimal impact on income before taxes. To mitigate risk, the Company helps set the investment guidelines followed by the ceding company and monitors compliance. Ceding companies with funds withheld at interest had an average rating of “A” at September 30, 2010 and December 31, 2009. Certain ceding companies maintain segregated portfolios for the benefit of the Company.
Other Invested Assets
Other invested assets represented approximately 3.2% and 2.6% of the Company’s cash and invested assets as of September 30, 2010 and December 31, 2009, respectively. Other invested assets include equity securities, non-redeemable preferred stocks, limited partnership interests, structured loans and derivative contracts. Carrying values of these assets as of September 30, 2010 and December 31, 2009 are as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Equity securities	$28,473	$58,359
Non-redeemable preferred stock	110,303	113,198
Limited partnerships	201,838	156,573
Structured loans	210,414	150,677
Derivatives	142,564	24,156
Other	45,238	13,123

Total other invested assets	$738,830	$516,086

The Company recorded no other-than-temporary impairments on other invested assets for the third quarter and first nine months ended September 30, 2010, respectively. The Company recorded $0.5 million and $5.9 million in other-than-temporary impairments on other invested assets in the third quarter and first nine months of 2009, respectively. The Company may be exposed to credit-related losses in the event of non-performance by counterparties to derivative financial instruments. Generally, the current credit exposure of the Company’s derivative contracts is limited to the net positive fair value at the reporting date less collateral held by the Company. The Company held derivative assets related to its derivative contracts with counterparties of $142.6 million and $24.2 million at September 30, 2010 and December 31, 2009, respectively. However, due to counterparty netting arrangements, and collateral held, the Company’s credit exposure was $8.7 million at September 30, 2010. The Company had no credit exposure at December 31, 2009.
Contractual Obligations
From December 31, 2009 to September 30, 2010, the Company’s obligation related to other policy claims and benefits increased by $360.9 million primarily due to an increase in incurred claims not reported. In addition, the value of the Company’s obligation for payables for collateral received under derivative contracts increased by $105.0 million due to a change in the value of the underlying derivatives and the Company’s obligation for commitments to fund limited partnerships increased by $66.5 million. There were no other material changes in the Company’s contractual obligations from those reported in the 2009 Annual Report.
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
Mortality Risk Management
In the event that mortality or morbidity experience develops in excess of expectations, some reinsurance treaties allow for increases to future premium rates. Other treaties include experience refund provisions, which may also help reduce RGA’s mortality risk. In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of claims paid by ceding reinsurance to other insurance enterprises or retrocessionaires under excess coverage and coinsurance contracts. In the individual life markets, the Company retains a maximum of $8 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, the Company has retained more than $8 million per individual life. In total, the Company has identified 17 such cases of over-retained lives, for a total amount of $38.5 million over the Company’s normal retention limit. These amounts include seven cases with $19.9 million of exposure related to second to die policies with coverages split between multiple insureds. The largest amount over-retained on any one life is $11.1 million. The Company enters into agreements with other reinsurers to help mitigate the residual risk related to the over-retained policies. Additionally, due to some lower face amount reinsurance coverages provided by the Company in addition to individual life, such as group life, disability and health, under certain circumstances, the Company could potentially incur claims totaling more than $8 million per individual life.
The Company maintains a catastrophe insurance program (“Program”) that renews on September 7th of each year. The current Program began September 7, 2010, and covers events involving 10 or more insured deaths from a single occurrence. The Company retains the first $25 million in claims, the Program covers the next $75 million in claims, and the Company retains all claims in excess of $100 million. The Program covers reinsurance programs worldwide and includes losses due to acts of terrorism, including terrorism losses due to nuclear, chemical and/or biological events. The Program also includes losses from earthquakes occurring in California, but excludes, among other things, losses from pandemics. The Program is insured by 16 insurance companies and Lloyd’s Syndicates, with only one single entity providing more than $10 million of coverage.
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
Generally, RGA’s insurance subsidiaries retrocede amounts in excess of their retention to RGA Reinsurance, Parkway Reinsurance Company, RGA Reinsurance Company (Barbados) Ltd., RGA Americas Reinsurance Company, Ltd., RGA Worldwide Reinsurance Company, Ltd. or RGA Atlantic Reinsurance Company, Ltd. External retrocessions are arranged through the Company’s retrocession pools for amounts in excess of its retention. As of September 30, 2010, all retrocession pool members in this excess retention pool reviewed by the A.M. Best Company were rated “A-”, the fourth highest rating out of fifteen possible ratings, or better. For a majority of the retrocessionaires that are not rated, letters of credit or trust assets have been given as additional security in favor of RGA Reinsurance. In addition, the Company performs annual financial and in force reviews of its retrocessionaires to evaluate financial stability and performance.
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
Foreign Currency Risk:
The Company is subject to foreign currency translation, transaction, and net income exposure. The Company manages its exposure to currency principally by matching invested assets with the underlying reinsurance liabilities to the extent possible. As of September 30, 2010, the Company had in place net investment hedges for a portion of its investments in its Canada and Australia operations. Translation differences resulting from translating foreign subsidiary balances to U.S. dollars are reflected in stockholders’ equity on the condensed consolidated balance sheets. The Company generally does not hedge the foreign currency exposure of its subsidiaries transacting business in currencies other than their functional currency (transaction exposure). The majority of the Company’s foreign currency transactions are denominated in Canadian dollars, British pounds, Australian dollars, Japanese yen, Korean won, euros and the South African rand.
Market Risk Associated with Annuities and Guaranteed Minimum Benefits:
The Company reinsures variable annuities including those with guaranteed minimum benefits and guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”), guaranteed minimum accumulation benefits (“GMAB”) and guaranteed minimum withdrawal benefits (“GMWB”). Strong equity markets, increases in interest rates and decreases in volatility will generally decrease the fair value of the liabilities underlying the benefits. Conversely, a decrease in the equity markets along with a decrease in interest rates and an increase in volatility will generally result in an increase in the fair value of the liabilities underlying the benefits, which has the effect of increasing reserves and lowering earnings. The Company maintains a customized dynamic hedging program that is designed to mitigate the risks associated with income volatility around the change in reserves on guaranteed benefits. However, the hedge positions may not fully offset the changes in the carrying value of the guarantees due to, among other things, time lags, high levels of volatility in the equity and derivative markets, extreme swings in interest rates, unexpected contract holder behavior, and divergence between the performance of the underlying funds and hedging indices. These factors, individually or collectively, may have a material adverse effect on the Company’s net income, financial condition or liquidity. The table below provides a summary of variable annuity account values and the fair value of the guaranteed benefits as of September 30, 2010 and December 31, 2009.

(dollars in millions)	September 30, 2010	December 31, 2009
No guarantee minimum benefits	$1,242.6	$1,231.2
GMDB only	86.7	78.7
GMIB only	6.0	5.7
GMAB only	62.2	62.1
GMWB only	1,652.6	1,563.0
GMDB / WB	472.2	437.4
Other	34.4	34.3

Total variable annuity account values	$3,556.7	$3,412.4

Fair value of liabilities associated with living benefit riders	$174.0	$23.7
There has been no significant change in the Company’s quantitative or qualitative aspects of market risk during the quarter ended September 30, 2010 from that disclosed in the 2009 Annual Report.
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
Deferred Policy Acquisition Costs
In October 2010, the FASB amended the general accounting principles for Financial Services — Insurance as it relates to accounting for costs associated with acquiring or renewing insurance contracts. This amendment clarifies that only those costs that result directly from and are essential to the contract transaction and that would not have been incurred had the contract transaction not occurred can be capitalized. It also defines acquisitions costs as costs that are related directly to the successful acquisitions of new or renewal insurance contracts. The amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on its condensed consolidated financial statements.
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
There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Reinsurance Group of America, Incorporated
November 3, 2010	By:	/s/ A. Greig Woodring
A. Greig Woodring
President & Chief Executive Officer (Principal Executive Officer)

November 3, 2010	By:	/s/ Jack B. Lay
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